Form 10-Q
period 1999-03-31
TIME WARNER TELECOM INC
filed 1999-05-17
CIK 1057758

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1999 or
                                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from __________ to
     ___________


Commission File Number 333-49439

                           TIME WARNER TELECOM INC. *
             (Exact name of registrant as specified in its charter)

            Delaware                                    84-1500624
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification Number)

                             5700 S. Quebec Street
                          Greenwood Village, CO  80111
                                 (303) 566-1000
         (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)

                            TIME WARNER TELECOM LLC
   (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at May 14, 1999
-----                                           ---------------------------

Class A Common Stock, par value $.01 per share        21,007,550 shares
Class B Common Stock, par value $.01 per share        81,250,000 shares

___________________________________

* On May 10, 1999, pursuant to a merger between Time Warner Telecom LLC and Time Warner Telecom Inc., Time Warner Telecom Inc. assumed the business and became the successor to the former Time Warner Telecom LLC. Time Warner Telecom LLC previously filed reports under the Securities Act of 1934 under Registration Number 333-53553.

                           TIME WARNER TELECOM INC.

                              INDEX TO FORM 10-Q


                                                                              Page
                                                                             -----
Part I.  Financial Information

     Management's Discussion and Analysis of Financial Condition and Results     1
     of Operations

     Combined Balance Sheets at March 31, 1999 and December 31, 1998            12

     Combined Statements of Operations for the Three Months Ended March 31,     13
     1999 and 1998

     Combined Statements of Cash Flows for the Three Months Ended March 31,     14
     1999 and 1998

     Combined Statements of Changes in Stockholder's Equity                     15

     Notes to Combined Financial Statements                                     16

Part II.  Other Information                                                     22

     Item 2.  Changes in Securities and Use of Proceeds

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Time Warner Telecom Inc. has succeeded to the business of Time Warner Telecom LLC ("TWT LLC") pursuant to the merger described below. Time Warner Telecom Inc. is a leading fiber facilities-based competitive local exchange carrier in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers. The term "Company" is used throughout this document to refer to the business that is currently operated by Time Warner Telecom Inc. and was previously owned and operated as follows.

        The business of the Company was commenced in 1993 by Time Warner Cable which refers to the cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner") and reflects the combined commercial telecommunications operations under the ownership or management control of Time Warner Cable. TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne") and TWE-A/N is a partnership of TWE and Advance/Newhouse Partnership ("Advance"). The Company's business consists of the commercial telecommunications operations of Time Warner and TWE-A/N that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunications operations of TWE. All intercompany accounts and transactions between the combined entities have been eliminated.

        On July 14, 1998, TWT LLC succeeded to the ownership of the Company's business. TWT LLC and a subsidiary corporation that was named Time Warner Telecom Inc. ("TWT Inc.") were formed by Time Warner, MediaOne and Advance to acquire the assets and liabilities of the Company's business from TWE, TWE-A/N and Time Warner (the "Reorganization") and to conduct the offering on July 21, 1998 of $400 million principal amount of 9 3/4% Senior Notes due July 2008 (the "Notes"). This transaction resulted in Time Warner, MediaOne and Advance (either directly or through subsidiaries) becoming the owners of all of the limited liability company interests in TWT LLC. Time Warner, MediaOne and Advance are referred to collectively as the "Existing Stockholders." On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T. If the merger between AT&T and MediaOne is consummated, AT&T will succeed to all of MediaOne's rights and obligations as an Existing Stockholder.

        On May 10, 1999, a newly formed Delaware corporation merged with and became the successor to TWT LLC and TWT Inc., and in connection with the merger changed its name to Time Warner Telecom Inc. As part of the merger, the Existing Stockholders exchanged their interests in TWT LLC for Class B Common Stock of the newly formed corporation. This reconstitution of the Company from a limited liability company to a corporation is referred to as the "Reconstitution". The Company accounted for the Reorganization and the Reconstitution at each of the Existing Stockholders' historical cost basis of accounting and, except as noted below, the Reorganization and the Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis.

        The primary change to the Company's operating structure since the Reconstitution is that the management of the Company became directly accountable to the Board of Directors, instead of to the management committee of TWT LLC. In addition, all future net operating loss carryforwards can be utilized against future earnings of the Company, as a result of the change in the Company's operating and legal structure from a limited liability company to a corporation. Prior to the Reconstitution, all net operating loss carryforwards were allocated to and utilized primarily by Time Warner and its affiliates. The Company has not, and will not, be compensated for such losses. Also, in connection with the Reconstitution, the Company recognized a one-time charge to earnings of approximately $39 million in the second quarter of 1999, to record a net deferred tax liability associated with the change from a limited liability company to a corporation.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


          On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A Common Stock at a price of $14 per share (the "Offering"). The Offering generated approximately $269.1 million in proceeds for the Company, net of underwriting discounts and expenses. The Company will have outstanding two classes of common stock, Class A Common Stock and Class B Common Stock, and the Existing Stockholders will have approximately 97.5% of the combined voting power of the outstanding common stock. Upon completion of the Offering the Existing Stockholders continued to own all of the outstanding Class B Common Stock.

          The majority of the Company's revenues have been derived from the provision of "private line" and "direct access" telecommunications services. Because the Company has deployed switches in 16 of its 19 service areas as of March 31, 1999, management expects that a growing portion of its revenues will be derived from providing switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services. In addition, the Company benefits from its strategic relationship with Time Warner Cable both through network facilities access and cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. As of March 31, 1999, the Company operated networks in 19 metropolitan areas that spanned 7,069 route miles, contained 276,692 fiber glass miles and offered service to 4,617 buildings. The Company's 19 service areas include 18 networks that are wholly owned and one that is owned through a 50% joint venture and is not combined with the Company's financial results. In May 1999, a definitive agreement was signed to acquire the remaining interest in this joint venture not already owned by the Company. The Company's combined revenues were $47.6 million and $22.0 million for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, Existing Stockholders and affiliates had contributed $555.8 million in capital to the Company and were owed $178.3 million in debt from the Company. On May 14, 1999, the existing debt was repaid with the proceeds from the Offering.

          The Company's revenues have been derived primarily from business telephony services, including dedicated transmission, local switched, long distance, data and video transmission services and certain high-speed dedicated internet access services. Since its inception in 1993, the Company has experienced significant growth in revenues and in the geographic scope of its operations. Management believes an increasing portion of the Company's future growth will come from the provision of local switched services as a result of the 16 switches deployed as of March 31, 1999. The Company believes that switched services provide the opportunity for a higher incremental rate of return on capital investment than those expected from dedicated transport services. The shift of the revenue growth to switched services may cause the Company's revenues to become less predictable since a portion of such services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenues for the Company. Furthermore, it is expected that the growth in the switched service offerings will expand the Company's customer base by making more services available to customers that are generally smaller than those who purchase dedicated transport services. These smaller customers are also expected to be the principal users of the Company's long distance services (which were launched in the third quarter of 1998) and high-speed dedicated internet access services. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with dedicated transport services. The Company intends to minimize this churn for long distance and internet services to smaller customers by offering such service under minimum one-year contracts.

          The Company plans to expand its revenue base by fully utilizing available network capacity in its existing markets and by continuing to develop and selectively tailor new services in competitively-

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


priced packages to meet the needs of its medium- and large-sized business customers. The Company plans on selectively entering new markets and intends to have networks under construction or operational in three additional cities by the end of 1999. The Company has signed a combination of long-term dark fiber and conduit leases in Dallas, Texas and Jersey City, New Jersey and plans to commence offering fiber based telephone services in these metropolitan areas during the third quarter of 1999. The third city has not yet been selected.

          Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel as well as costs from the incumbent local exchange carriers and other competitors for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenues. It is expected that these costs, including costs for which the Company reimburses affiliates of Existing Stockholders, will continue to increase, but generally at a slower rate than revenue growth.

          Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses include costs related to non-technical facilities, sales and marketing, regulatory and legal costs. These costs have increased over time as the Company has increased its operations and revenues. The Company expects these costs to continue to increase as the Company's revenue growth continues, but at a slower rate than revenue growth.

          In the normal course of conducting its business, the Company engages in various transactions with the Existing Stockholders and their affiliates, generally on terms resulting from negotiation between the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization that occurred on July 14, 1998, the Company entered into several contracts with the Existing Stockholders or their affiliates in respect of certain of these transactions. The Company's selling, general and administrative expenses include charges allocated from the Existing Stockholders or their affiliates for certain general and administrative expenses, primarily including office rent and overhead charges for various administrative functions performed by Time Warner Cable. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of such costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from Time Warner Cable and reimburses it for facility maintenance and pole rental costs. These costs are included in the Company's operating expense. Finally, effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from affiliates of the Existing Stockholders. These loans are subordinated in right of payment to the Notes, bear interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time and mature on August 15, 2008. The Company believes that this rate is comparable to rates that could have been obtained from unrelated third parties. The Existing Stockholders and their affiliates are not obligated to make additional equity investments in or loans to the Company. On May 14, 1999, the Company repaid the subordinated indebtedness to affiliates of Existing Stockholders with proceeds from the Offering.

          The Company expects that the net proceeds of the Offering remaining after repayment of subordinated indebtedness, together with the net proceeds received from the sale of the Notes and internally generated funds, will provide sufficient funds for the Company to expand its business as currently planned, pay interest on the Notes and to fund its currently expected working capital needs, through the middle of 2000. After that, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


          The Company has not historically, and does not currently, generate positive operating cash flow. However, for the three months ended March 31, 1999, 17 of the Company's 19 service areas generated positive operating cash flow before corporate allocations and the Company, as a whole, expects to begin generating positive EBITDA during the second quarter of 1999. EBITDA is defined as operating income (loss) before depreciation and amortization.

          The Company has had and will continue to have significant capital expenditures. These expenditures pertain to the historical construction and expansion of the networks and to the future expansion of the existing networks as well as the construction of new networks.

Results of Operations

          The following table sets forth certain combined statement of operations data of the Company, in thousands of dollars and expressed as a percentage of revenues, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes, appearing elsewhere in this report:

                                                               Three Months Ended March 31,
                                                         ---------------------------------------
                                                                 1999               1998
                                                         ----------------------------------------
                                                          (thousands, except per share amounts)
Statement of Operations Data:
Revenues:
 Dedicated transport services...........................  $ 29,664     62.3%  $ 16,733     75.9%
 Switched services......................................    17,925     37.7      5,315     24.1
                                                          --------   ------   --------   ------
  Total revenues........................................    47,589    100.0     22,048    100.0

Costs and expenses (1):
 Operating..............................................    23,995     50.4     13,519     61.3
 Selling, general and administrative....................    24,136     50.7     16,316     74.0
 Depreciation and amortization..........................    14,994     31.5     11,932     54.1
                                                          --------   ------   --------   ------
  Total costs and expenses..............................    63,125    132.6     41,767    189.4

Operating loss..........................................   (15,536)   (32.6)   (19,719)   (89.4)
Equity in income (losses) of unconsolidated affiliates..       188      0.4        (58)    (0.3)
Interest Income.........................................     4,217      8.8         --       --
Interest Expense (1)....................................   (13,511)   (28.4)    (2,011)    (9.1)
                                                          --------   ------   --------   ------
Net loss................................................  $(24,642)  (51.8)%  $(21,788)  (98.8)%
                                                          ========   ======   ========   ======

Basic and diluted loss per common share.................    $(0.30)     ---     $(0.27)     ---
Average common shares outstanding.......................    81,250      ---     81,250      ---
EBITDA (2)..............................................  $   (542)   (1.1)%  $ (7,787)  (35.3)%
Cash provided by (used) in operations...................   (29,290)     ---    (15,103)     ---
Cash provided by (used) in investing activities.........       415      ---    (24,961)     ---
Cash provided by financing activities...................       ---      ---     40,064      ---
-----------

(1) Includes expenses resulting from transactions with affiliates of $7.0 million in 1999 and $6.1 million in 1998.
(2) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


     performance and liquidity that investors may consider in addition to those measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

  Revenues. Revenues increased $25.6 million, or 116.0%, to $47.6 million for the three months ended March 31, 1999, from $22.0 million for the comparable period in 1998. Revenues from the provision of dedicated transport services increased $13.0 million or 77.3%, to $29.7 million for the three months ended March 31, 1999, from $16.7 million for the comparable period in 1998. Switched service revenues increased $12.6 million, or 237.3%, to $17.9 million for the three months ended March 31, 1999, from $5.3 million for the comparable period in 1998. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services revenue resulted from the growth of services in existing markets, including reciprocal compensation. Reciprocal compensation is the mutual charges by local carriers for reimbursement of costs associated with the termination of traffic on each others networks. Reciprocal compensation represented 6.8% and 9.2% of total revenues for the three months ended March 31, 1999 and 1998, respectively. At March 31, 1998 and 1999 the Company offered dedicated transport services in 18 consolidated metropolitan areas, 16 of which also offered switched services. The consolidated metropolitan areas do not include MetroComm AxS, L.P. ("MetroComm"), a 50% owned entity of the Company.

  Operating Expenses. Operating expenses increased $10.5 million, or 77.5%, to $24.0 million for the three months ended March 31, 1999, from $13.5 million in the same period of 1998. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection and higher technical personnel costs. As a percentage of revenues, operating expenses decreased to 50.4% in 1999 from 61.3% in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.8 million, or 47.9%, to $24.1 million for the three months ended March 31, 1999, from $16.3 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, higher property taxes, an increase in consulting expenses relating to local regulatory matters, the implementation of new billing and system software, higher data processing costs and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenues, selling, general and administrative expenses decreased to 50.7% in the first quarter of 1999 from 74.0% for the comparable period in 1998.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.1 million, or 25.7%, to $15.0 million for the three months ended March 31, 1999, from $11.9 million for the comparable period in 1998. The increase in depreciation and amortization expenses was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunications networks in both 1998 and 1999. As a percentage of revenues, depreciation and amortization expenses decreased to 31.5% in the first quarter of 1999, from 54.1% for the comparable period in 1998.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


  EBITDA. The EBITDA loss for the three months ended March 31, 1999 decreased $7.3 million, or 93.0%, to a loss of $542,000 in 1999, from a loss of $7.8 million in 1998. This improvement was primarily the result of increased revenues due to the Company's expansion of local telecommunications networks in existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

  Interest Expense. Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from affiliates of the Existing Stockholders. On July 21, 1998, the Company issued $400.0 million in Notes in a public offering. Interest expense relating to these loans and Notes totaled $13.5 million for the three months ended March 31, 1999, an increase of $11.5 million compared to the same period in 1998.

  Net Loss. Net loss increased $2.8 million, or 13.1% to $24.6 million for the three months ended March 31, 1999, from a net loss of $21.8 million for the corresponding period in 1998. The increase resulted from higher depreciation and amortization expenses relating to the Company's expansion of telecommunications networks, as well as interest expenses relating to the Notes.

  Basic and Diluted Loss per Common Share. Basic and diluted loss per common share is based upon the net loss applicable to common shares outstanding during the period. In connection with the Offering which closed on May 14, 1999, the 20,700,000 Class A shares issued and outstanding will have a future impact on earnings per share.

Liquidity and Capital Resources

  Cash Flows. For the three months ended March 31, 1999, the Company's cash used in operations was $29.3 million as compared to $15.1 million for the three months ended March 31, 1998. This increase in cash used in operations of $14.2 million principally resulted from payment of interest on the Notes, which were not outstanding during the three months ended March 31, 1998, repayment of trade payables to Time Warner Cable, and working capital requirements in 1999. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business and services it debt.

  Cash provided by investing activities increased $25.4 million to $0.4 million in the first quarter of 1999, as compared to cash used of $25.0 million in the first quarter of 1998. The increase was primarily due to net proceeds from the sale of marketable securities of $43.7 million, offset slightly by an increase in capital expenditures of $18.3 million.

  Cash provided by financing activities in the first quarter of 1999 decreased by $40.1 million, as compared to the corresponding period in 1998. No financing activities occurred during the three months ended March 31, 1999. Cash provided by financing activities in the first quarter of 1998 reflected the receipt of interest bearing subordinated loans from affiliates of the Existing Stockholders amounting to $59.2 million, offset by a repayment of loans of $19.1 million.

  From July 1, 1997, through July 14, 1998, all of the Company's financing requirements were funded with interest-bearing loans from affiliates of the Existing Stockholders. The loans from affiliates of the Existing Stockholders are subordinated in right of payment to the Notes, bear interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time and mature on August 15, 2008, one month after the maturity of the Notes.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


  Financing. Historically, the Company did not maintain cash balances since all the Company's funding requirements were provided by affiliates of the Existing Stockholders. The proceeds from the Offering after repayment of subordinated indebtedness to affiliates of the Existing Stockholders, together with the net proceeds from the sale of the Notes and cash flow from operations, are expected to fund the Company's future cash requirements through the middle of 2000. The Existing Stockholders and their affiliates are not under any obligation to make any additional equity investments in or loans to the Company. At a future date, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

  The development of the Company's business and the installation and expansion of the Company's communications networks combined with the development and operation of the Company's network operations center, have resulted in substantial capital expenditures. These capital expenditures, as well as the Company's historical operating losses, have resulted in substantial negative cash flow for the Company since inception in 1993. Funding of this historical cash flow deficiency was primarily accomplished through the receipt of capital contributions from affiliates of the Existing Stockholders through June 30, 1997. From July 1, 1997 through July 14, 1998, the deficiency has been funded through interest bearing loans from affiliates of the Existing Stockholders. Thereafter, the Company expects cash flow deficiencies to be funded with the proceeds from the Offering, the proceeds of the Notes offering and future financings as described above. The amounts due to affiliates of the Existing Stockholders, including interest accrued on those amounts, under this funding arrangement were $178.3 million and $174.9 million as of March 31, 1999 and December 31 1998, respectively.

  On July 21, 1998, the Company issued $400.0 million principal amount of Notes in a public offering. Interest on the Notes is payable semiannually on January 15 and July 15. The net proceeds from the sale of the Notes were immediately invested in short term investments.

  On May 14, 1999, the Company repaid outstanding subordinated indebtedness to affiliates of the Existing Stockholders from proceeds from the Offering. All remaining proceeds will be used for general corporate and working capital purposes, which may include payment of interest on the Notes and acquisitions and joint ventures. Pending these uses, the net proceeds of the Offering will be invested in short term, money market instruments. While the primary use of such remaining proceeds, together with the proceeds from the sale of the Notes, will be to fund ongoing business operations of the Company's subsidiaries which own and operate its networks, the Company intends to continue to evaluate potential acquisitions and joint ventures. Except with respect to the acquisitions of MetroComm and Internet Connect, Inc. (as summarized below), the Company has no definitive agreement with respect to any material acquisition or joint venture, although from time-to-time it may discuss and assess opportunities with other companies, including affiliates of the Existing Stockholders, on an ongoing basis.

  The Company expects that its future cash requirements will principally be for working capital, capital expenditures and to fund its operating losses. The Company expects that the $283.4 million in cash and marketable securities at March 31, 1999, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned, pay interest on the Notes and to fund its currently expected losses through the middle of 2000. After that, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenues and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenues and costs may vary from expected

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

     Capital Expenditures. The facilities-based telecommunications service business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for:

     * the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; and the acquisition and expansion of networks currently owned and operated by other companies.

     The Company's expected capital expenditures for general corporate and working capital purposes include:

     * expenditures with respect to the Company's management information system and corporate service support infrastructure and
     * operating and administrative expenses with respect to new networks and debt service.

     The Company plans to make substantial capital investments in connection with the deployment of switches in all of its existing networks, and plans to construct and develop new networks. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations and will consider the development of new markets. In addition, the Company may acquire existing networks in the future.

     During the first three months of 1999, capital expenditures were $43.3 million, an increase of $18.3 million from the three months ended March 31, 1998. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 101 route miles of fiber. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $200 million in 1999 and $195 million in 2000 to fund its capital expenditures.

Acquisitions

     In April 1999, the Company consummated its acquisition of Internet Connect, Inc., pursuant to which Internet Connect, Inc. became a wholly-owned subsidiary of the Company. Through this subsidiary, the Company will manage its data networks and new internet products. As part of the consideration, the former owners of Internet Connect, Inc. received approximately 307,550 shares of Class A Common Stock of the Company which will be released from escrow over a period of three years.

     On May 4, 1999, the Company announced that it entered into an agreement to acquire the 50% interest in MetroComm, which serves Columbus, Ohio, that it does not currently own. In connection with the transaction, the Company will issue 2,190,308 shares of Class A Common Stock to the former partners of MetroComm, representing approximately 2% of the combined issued and outstanding Class A Common Stock and Class B Common Stock of the Company after the Offering. The closing of the acquisition is subject to receipt of antitrust clearance and other closing conditions.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


Year 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company utilizes a number of computer programs across its entire operation. Year 2000 issues could impact the Company's information systems as well as computer hardware and equipment that is part of its telephony network such as switches, termination devices and SONET rings that may contain embedded software or "firmware."

     The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties.
The majority of the Company's exposure to potential Year 2000 problems is in the latter area where the situation is much less within the Company's ability to predict or control. The Company's business is heavily dependent on technology. For example, like all other telecommunications providers, the Company must interconnect its networks with other carriers and service providers in order to provide end-to-end service to customers. The Company cannot control the Year 2000 readiness of those parties but to the extent practicable, the Company plans to assess its interfaces with them and to work with those parties to resolve any difficulties. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems, such as suppliers of software systems for billing, ordering and other key business operations.

     The Company has developed a Year 2000 action plan to address identification and assessment of potential Year 2000 issues, remediation, testing and implementation of any corrected software or firmware. The Company has completed the first phase of such action plan which involved making the Company's internal organizations aware of Year 2000 issues and assigning responsibility internally for the Year 2000 readiness program. The Company has also completed the assessment phase of its plan which involved an inventory and review of software and equipment used in the Company's operations. This was done in order to determine the Year 2000 readiness of that software and equipment and the identification of remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive and date-sensitive software and equipment.

     In the course of the assessment process the Company determined that all of the equipment comprising its telephony networks depends on software or firmware that is already represented by the vendors to be Year 2000 ready. The Company conducted its own validation testing of that equipment, including its switches, to verify the vendors' representations. On the basis of the test results, the Company believes that such equipment will continue to accurately recognize and process date information on and after January 1, 2000. The Company has developed test and verification plans for the remainder of its equipment, applications and systems and is in the process of conducting that testing.

     The Company has already begun implementing certain remedial measures and intends to complete its remediation efforts with respect to technological operations within its sole control prior to any anticipated material impact on its computerized information systems. The Company's early Year 2000 planning took into account the Company's plans to replace, in the normal course of business in 1999, many of the computer programs used by key business operations and its financial systems. The specifications for these new systems are all Year 2000 compliant but would require validation testing by the Company to verify the Year 2000 readiness of those systems. The Company anticipates that implementation of some back office systems for ordering, workflow management, service design and

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


trouble management may be delayed in implementation so that it may not be possible to test these systems before the fourth quarter of 1999. The Company's Year 2000 action plan currently includes a moratorium on the installation of new hardware or software systems during the last 60 to 90 days of 1999 in order to avoid the possible creation of new Year 2000 issues during that period and to allow the Company's information technologies personnel to focus on contingency planning. Therefore, the implementation of these new systems may not occur until the first quarter of 2000. As a result, the Company is in the process of testing and remediating the back office systems that would have been replaced by the new systems and plans to complete validation testing of the remediated systems during the third quarter of 1999.

     Costs of addressing potential Year 2000 problems have not been material to date and, based on preliminary information gathered to date from the Company, its customers and vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     Total costs incurred with respect to Year 2000 issues were approximately $115,000 in 1998 and $260,000 in the first quarter of 1999. Based on the Company's current Year 2000 action plan, the Company estimates that total 1999 costs will be approximately $2.0 million. The majority of the estimated 1999 costs represent the costs of personnel who will conduct verification testing of equipment and software, costs of out-sourcing the testing of some existing software systems, test equipment and costs for replacement of certain personal computers. These costs do not include the cost of replacing systems, the replacement of which is not being accelerated due to Year 2000 issues, or the costs of software maintenance contracts that the Company would have entered into in the normal course of business. In some cases, Year 2000 compliant upgrades to third party software systems licensed to the Company are being supplied under these maintenance agreements. However, the Company's Year 2000 costs could exceed these estimates if third party equipment or software do not perform as represented, additional unanticipated Year 2000 issues arise or planned remediation efforts are unsuccessful.

     The Company is in the process of developing specific contingency plans in the event that unanticipated problems arise from Year 2000 issues, including plans for extra staffing and surveillance of operations at year end, prioritization of systems for restoral and manual work-arounds for automated processes. As part of this process, the Company is examining its existing emergency procedures to determine how those procedures could meet the demand of failures resulting from Year 2000-related problems. The Company also plans to conduct tests of its contingency plans by simulating interruptions in a test laboratory which reproduces the Company's switch and transport environments.

     Management believes that it has established a sound program to resolve significant Year 2000 issues within its sole control in a timely manner and that the Company has made satisfactory progress in addressing issues dependent on third parties. However, the Company's Year 2000 program is not yet complete. The Company's failure to correctly identify and remediate all Year 2000 issues within its control or the failure of third-party suppliers with which the Company interconnects to address their Year 2000 issues could pose various risks to the Company. Those risks may include the possibility of interruptions to the Company's basic services and difficulties in passing traffic to or receiving traffic from other carriers, detecting and resolving trouble in the networks, provisioning new service to customers, billing customers and other carriers and collecting revenues. These impacts as well as disruptions experienced by other parties could result in material adverse consequences to the Company, including loss of revenue and substantial unanticipated costs, the amount of which cannot reasonably be estimated at this time.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -  (continued)


Cautions Concerning Forward Looking Statements

     Certain information included in this report contains forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans. These forward-looking statements reflect the Company's views with respect to future events and financial performance. The words "believe," "expect," "plans," "intends" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include the Company's limited history of operations, the Company's negative cash flow and operating losses, the significant capital requirements required for the development and expansion of the Company's business, the Company's substantial leverage and insufficiency of its earnings to cover its fixed charges, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, the dependence of the Company on its relationship and agreements with Time Warner Cable, risks related to the Company's expansion into the provision of long distance services, the Company's dependence upon interconnection with and use of incumbent local exchange company networks, the competitive nature of the telecommunications business, the Company's dependence on its information billing systems, risks related to failure of Year 2000 remediations, the Company's dependence on its significant customers, regulatory developments and the Company's dependence on governmental and other authorizations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           TIME WARNER TELECOM INC.
                           COMBINED BALANCE SHEETS
                                  (Unaudited)


                                                                                           March 31,            December 31,
                                                                                             1999                  1998
                                                                                         -----------------------------------
                                                                                                      (thousands)

                                    ASSETS
Current assets
     Cash and cash equivalents                                                            $    76,265          $    105,140
     Marketable securities                                                                    202,341               231,107
     Receivables, less allowances of $3,460 and $2,692                                         28,445                26,690
     Prepaid expenses                                                                           2,814                 2,176
                                                                                         -----------------------------------
          Total current assets                                                                309,865               365,113

Investments in unconsolidated affiliates                                                        5,894                 5,707
Property, plant and equipment                                                                 655,295               612,119
Less: accumulated depreciation                                                               (132,743)             (117,961)
                                                                                         -----------------------------------
                                                                                              522,552               494,158
Long-term marketable securities                                                                 4,839                19,750
Intangible assets, net                                                                         19,162                19,616
                                                                                         -----------------------------------
          Total assets                                                                    $   862,312          $    904,344
                                                                                         ===================================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                     $    32,308          $     38,888
     Other current liabilities                                                                 68,666                82,865
                                                                                         -----------------------------------
           Total current liabilities                                                          100,974               121,753

Long term debt                                                                                400,000               400,000
Subordinated loans payable to the Parent Companies (including  $3,389 and
     $3,399 of accrued interest, respectively)                                                178,329               174,940

Stockholders' equity
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
         shares outstanding                                                                         -                     -
     Class A common stock, $0.01 par value, 277,300,000 shares authorized,
         no shares issued and outstanding                                                           -                     -
     Class B common stock, $0.01 par value, 162,500,000 shares authorized,
         81,250,000 shares issued and outstanding                                                 813                   813
     Additional paid in capital                                                               255,654               255,654

     Accumulated deficit                                                                      (73,458)              (48,816)
                                                                                         -----------------------------------
          Total stockholders' equity                                                          183,009               207,651
                                                                                         -----------------------------------
          Total liabilities and stockholders' equity                                      $   862,312          $    904,344
                                                                                         ===================================

                            See accompanying notes.

                   TIME WARNER TELECOM INC.
               COMBINED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                      -----------------------------------
                                                                             1999                1998
                                                                      -----------------------------------
                                                                      (thousands, except per share amounts)
Revenues:
      Dedicated transport services                                      $  29,664                16,733
      Switched services                                                    17,925                 5,315
                                                                     -----------------------------------
           Total revenues                                                  47,589                22,048

Costs and expenses (a):
      Operating                                                            23,995                13,519
      Selling, general and administrative                                  24,136                16,316
      Depreciation and amortization                                        14,994                11,932
                                                                     -----------------------------------
           Total costs and expenses                                        63,125                41,767
                                                                     -----------------------------------
Operating loss                                                            (15,536)              (19,719)

Equity in income (losses) of unconsolidated affiliates                        188                   (58)
Interest income                                                             4,217                     -
Interest expense (a)                                                      (13,511)               (2,011)
                                                                     -----------------------------------
Net Loss                                                                $ (24,642)            $ (21,788)
                                                                     ===================================
Basic and diluted loss per common share                                 $   (0.30)            $   (0.27)
                                                                     ===================================
Average common shares                                                      81,250                81,250
                                                                     ===================================


(a)   Includes expenses resulting from transactions with affilitates (Note 5):

             Operating expenses                                         $     508             $     513
                                                                     ===================================
             Selling, general and administrative                        $     473             $   1,358
                                                                     ===================================
             Depreciation and amortization                              $   2,595             $   2,193
                                                                     ===================================
             Interest expense                                           $   3,389             $   2,008
                                                                     ===================================


                            See accompanying notes.

                           TIME WARNER TELECOM INC.
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                       1999              1998
                                                                                   ---------------------------
                                                                                             (thousands)
OPERATIONS
Net loss                                                                           $ (24,642)        $ (21,788)
Adjustments for noncash and nonoperating items:
   Depreciation and amortization                                                      14,994            11,932
   Equity in (income) loss of unconsolidated affiliates                                 (188)               58
Changes in operating assets and liabilities:
   Receivables and other current assets                                               (2,394)           (2,452)
   Accounts payable and other current liabilities                                    (17,390)           (2,878)
   Other balance sheet changes                                                           330                25
                                                                                   ---------------------------
Cash used by operations                                                              (29,290)          (15,103)
                                                                                   ---------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                 (43,262)          (24,961)
Purchases of marketable securities                                                   (26,744)                -
Proceeds from maturities of marketable securities                                     70,421                 -
                                                                                   ---------------------------
Cash provided by (used ) by investing activities                                         415           (24,961)
                                                                                   ---------------------------
FINANCING ACTIVITIES
Proceeds of loans from Parent Companies                                                    -            59,166
Repayment of loans to Parent Companies                                                     -           (19,102)
                                                                                   ---------------------------
Cash provided by financing activities                                                      -            40,064
                                                                                   ---------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          (28,875)                -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                          105,140                 -
                                                                                   ---------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                              $  76,265         $       -
                                                                                   ===========================

                            See accompanying notes.

                           TIME WARNER TELECOM INC.
            COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                          Class B
                                                        Common Stock          Additional                      Total
                                                   ----------------------       Paid-in      Accumulated  Stockholders'
                                                      Shares       Amount       Capital        Deficit       Equity
                                                   ---------------------------------------------------------------------
                                                                              (thousands)

BALANCE AT DECEMBER 31, 1997                          81,250        $ 813      $ 554,994    $ (255,417)     $ 300,390

Net loss prior to Reorganization                          -            -              -        (43,923)       (43,923)
                                                   ---------------------------------------------------------------------
                                                      81,250          813        554,994      (299,340)       256,467
Effect of Reorganization                                   -            -       (299,340)      299,340              -

Net loss after Reorganization                             -            -              -        (48,816)       (48,816)
                                                   ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                          81,250          813        255,654       (48,816)       207,651

Net loss for three months ended March 31, 1999            -            -              -        (24,642)       (24,642)
                                                   ---------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                             81,250        $ 813      $ 255,654     $ (73,458)     $ 183,009
                                                   =====================================================================

                            See accompanying notes.

                           TIME WARNER TELECOM INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     Description of Business

          Time Warner Telecom Inc., a Delaware corporation (the "Company"), is a facilities-based competitive local telecommunications services provider ("CLEC") in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium- and large-sized business customers. The business of the Company was commenced in 1993 by Time Warner Cable ("TW Cable"), a division of Time Warner Entertainment Company, L.P. ("TWE"), and reflects the combined commercial telecommunications operations under the ownership or management control of TW Cable. These operations consist of the commercial telecommunications operations of Time Warner Inc. and certain of its subsidiaries (collectively, "Time Warner") and the Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") that were acquired or formed in 1995, as well as the pre-existing commercial telecommunications operations of TWE (TWE, TWE-A/N, and Time Warner are referred to herein collectively as the "Parent Companies").

          In July 1998, the Company completed a reorganization (the "Reorganization") under which the Parent Companies contributed all of the assets and liabilities of the Company into Time Warner Telecom LLC ("TWT LLC") and in connection therewith, Time Warner, MediaOne Group, Inc. ("MediaOne") and Advance/Newhouse Partnership ("Advance") (Time Warner, MediaOne and Advance are collectively referred to as the "Existing Stockholders") received all of the limited liability company interests in TWT LLC. Time Warner Telecom Inc. ("TWT Inc.") was formed in connection with the Reorganization as a subsidiary of TWT LLC for the sole purpose of being a co-obligor of the Senior Notes referred to in Note 3. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

          On May 10, 1999, a newly formed Delaware corporation merged with and became the successor of TWT LLC and TWT Inc., and in connection with the merger changed its name to Time Warner Telecom Inc. In connection with the Reconstitution, the Company's capitalization is authorized to include two classes of common stock, Class A Common Stock and Class B Common Stock. As part of the merger, the Existing Stockholders exchanged their interests in TWT LLC for Class B Common Stock of the newly formed corporation, Time Warner Telecom Inc. Following the Reconstitution, Time Warner, MediaOne and Advance held all of the Company's Class B Common Stock. Accordingly, the accompanying combined financial statements have been adjusted to retroactively reflect the authorization of the shares of Class A Common Stock and the authorization and issuance of shares of Class B Common Stock for all periods.

          To date, the majority of the Company's revenues have been derived from the provision of "private line" or "direct access" telecommunications services. Because the Company has deployed switches in 16 of its 19 markets, management expects that a growing portion of the Company's revenues will be derived from providing switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, data and video transmission service and internet services. In addition, the Company benefits from its strategic relationship with TW Cable both through access rights and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from TW Cable.

                           TIME WARNER TELECOM INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)


Basis of Presentation

     The combined financial statements of the Company reflect the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the commercial telecommunications operations of the Parent Companies as if they had been operating as a separate company. Although these financial statements are presented as if the Company had operated as a corporation, the Company operated as a partnership for tax purposes and continued to operate in a partnership structure through March 31, 1999. The combined statements of operations have been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of the related agreements, primarily relating to office rent, overhead charges for various administrative functions performed by TW Cable and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods which management believes result in reasonable allocation of such costs.

     The accompanying financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present clearly the financial position and the results of operations and cash flows for the periods presented and in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited combined financial statements for the Company for the year ended December 31, 1998.

     Recent Pronouncements

     Effective December 31, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "Management Approach" as defined in the statement.

     The Company operates in 19 locations and the Company's management makes decisions on resource allocation and assesses performance based on total revenues, EBITDA, and capital spending of these operating locations. Each of the locations offer the same products and services, have similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company's executives, allowing the 19 sites to be aggregated under the guidelines of FAS 131, resulting in one reportable line of business.

     Significant Customers

     The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the three months ended March 31, 1999, the Company's top 10 customers accounted for 35.9% of the Company's consolidated revenues. One of these customers, AT&T, accounted for more than 10% of the Company's total revenues in 1999 and two customers, AT&T and MCI-Worldcom, each accounted for more than 10% of the Company's total revenues in 1998. However, a substantial portion of that revenue results from traffic that is directed to the Company by customers of the Company that have selected those carriers as their long distance providers. Revenues include sales to AT&T and MCI-Worldcom (including sales directed to the Company by customers of the Company) of approximately $9.4 million and $5.7 million for the three months ended March 31, 1999 and 1998, respectively.

                           TIME WARNER TELECOM INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)


     Cash, Cash Equivalents, and Marketable Securities

     Until July 14, 1998, the Company did not historically maintain any cash or marketable securities since all funding of the Company's operating, investing and financing activities were provided by the Parent Companies or by subordinated loans payable to the Parent Companies (Note 4). This funding consisted of subordinated loans during the period from July 1, 1997 through July 14, 1998. The non-interest bearing capital contributions have been included in paid-in capital. The subordinated loans, including accrued interest, have been reflected as long-term liabilities in the accompanying balance sheets.

     On July 21, 1998, the Company issued $400 million principal amount of Senior Notes (see Note 3). The net proceeds from the sale of the Senior Notes were invested in cash equivalents and short- and long-term marketable securities.

     The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

     The Company records its marketable securities in conformity with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement entails categorizing all debt and equity securities as held-to-maturity securities, trading securities, or available-for-sale securities, and then measuring the securities at either fair value or amortized cost.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is included in interest income.

     Loss Per Share

     Basic loss per common share is based upon the net loss applicable to common shares and the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of stock options only in the periods presented in which such effect would have been dilutive. As all of the Company's stock options are antidilutive and none of the stock options have nominal exercise prices, basic and diluted earnings per share are the same for all periods presented herein.

     In connection with the Reconstitution of the Company that occurred on May 10, 1999, the Company was authorized to issue two new classes of common stock, Class A Common Stock and Class B Common Stock. Accordingly, the accompanying combined financial statements have been adjusted to retroactively reflect the authorization of the shares of Class A Common Stock and the authorization and issuance of shares of Class B Common Stock for all periods.

     The Reconstitution was effected in conjunction with an initial public offering of 20,700,000 shares of Class A Common Stock. The Class A shares issued and outstanding will have a future impact on earnings per share.

                           TIME WARNER TELECOM INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)


2.   Stockholder's Equity

     Prior to the Reorganization in July 1998, the assets and liabilities of the Company were beneficially owned by Time Warner and MediaOne, which through certain subsidiaries, are partners in TWE and by Advance through TWE-A/N.

     In July 1998, the Company completed the Reorganization under which the Parent Companies contributed all of the assets and liabilities of the Company to TWT LLC and in connection therewith, the Existing Stockholders received all of the limited liability company interests in TWT LLC. In May 1999, TWT LLC was reconstituted as a corporation through the Reconstitution. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A Common Stock and Class B Common Stock and the Existing Stockholders exchanged their respective limited liability company interests for all of the outstanding shares of the Class B Common Stock. Following the Reconstitution, Time Warner, MediaOne and Advance held all of the Company's Class B Common Stock. Accordingly, the accompanying combined financial statements have been adjusted to retroactively reflect the authorization of the shares of Class A Common Stock and the authorization and issuance of shares of Class B Common Stock for all periods.

     Shares of Class A Common Stock and Class B Common Stock are identical in all respects, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders and except that certain matters require the approval of 100% of the outstanding Class B Common Stock, voting separately as a class, and certain other matters require the approval of a majority of the outstanding Class A Common Stock, voting separately as a class.

     The Company also is authorized to issue shares of Preferred Stock.
     The Company's Board of Directors has the authority to establish the voting powers, the preferences and special rights for the Preferred Stock. No such voting powers, preferences or special rights have been established as of March 31, 1999 and no shares of Preferred Stock have been issued at March 31, 1999.

3.   Long Term Debt

     On July 21, 1998, the Company issued $400 million principal amount of 9 3/4% Senior Notes due July 15, 2008 ("Notes"). The Notes are unsecured, unsubordinated obligations of the Company. Interest on the Notes is payable semiannually on January 15 and July 15, beginning January 15, 1999. The net proceeds of approximately $387.5 million are expected to be used to expand and develop existing and new networks and for general corporate and working capital purposes through the second quarter of 2000. The proceeds of the Notes were immediately invested in cash equivalents and marketable securities. Interest expense relating to the Notes totaled approximately $9.8 million for the three months ended March 31, 1999.

4.   Subordinated Loans Payable to the Parent Companies

     Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Parent Companies. These loans from the Parent Companies are subordinated in right of payment to the Senior Notes, except for provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. These loans bear interest (payable in kind) at The Chase Manhattan Bank's prime rate which as 7.75% at March 31, 1999. Effective with the

                           TIME WARNER TELECOM INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)


     Reorganization, the maturity of these loans was extended until 2008. Interest expense relating to these loans totaled approximately $3.4 million and $2.0 million for the three months ended March 31, 1999 and 1998, respectively. In May 1999, proceeds from an initial public offering (see
     Note 7) were used to repay the subordinated loans from Parent Companies in full plus accrued interest.

5.   Related Party Transactions

     In the normal course of conducting its business, the Company has various transactions with the Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, results in reasonable allocations.

     The Company's operations, which in certain cases are co-located with TW Cable divisions, are allocated a charge for various overhead expenses for services provided by TW Cable. These allocations are based on direct labor, total expenses, or headcount relative to each operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at TW Cable facilities. The aggregate of these charges totaled approximately $473,000 and $613,000 for the three months ended March 31, 1999 and 1998, respectively.

     During 1998, the Company participated in the Time Warner Cable Pension
     Plan (the "TW Pension Plan"), a noncontributory defined benefit pension plan which covered approximately 75% of all employees. The remaining 25% of employees participated in a pension plan under the administration of MediaOne, their previous employer ("MediaOne Pension Plan"). The Company also participated in the TW Cable Employees Savings Plan (the "Savings Plan"), a defined contribution plan sponsored by TW Cable. Both the TW Pension Plan and Savings Plan were administered by a committee appointed by the Board of Representatives of TWE and covered substantially all employees.

     Benefits under the TW Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension costs were $373,000 for the three months ended March 31, 1998.

     Benefit costs under the MediaOne Pension Plan for certain employees of the Company were $151,000 for the three months ended March 31, 1998.

     The Company's contributions to the Savings Plan represented up to 6.67% of the employees' compensation during the plan year. TWE's Board of Representatives had the right in any year to set the maximum amount of the Company's annual contribution. Defined contribution plan expense was $221,000 for the three months ended March 31, 1998.

     As of January 1, 1999, the Company did not participate in the TW Pension Plan or the Savings Plan because the Company adopted its own benefit plans, including a 401(k) program.

     The Company licenses the right to use the majority of its fiber optic cable from TW Cable. The Company paid TW Cable $1.1 million and $1.2 million in the three months ended March 31, 1999 and 1998, respectively, under this arrangement. Such costs have been capitalized by the Company. The amortization of these costs and fiber previously capitalized in the amount of $2.6 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively, has been classified as a component of depreciation and amortization in the accompanying combined statements of operations. In addition, under this licensing arrangement, the Company reimburses TW Cable for facility maintenance and pole rental costs,

                           TIME WARNER TELECOM INC.
             NOTES TO COMBINED FINANCIAL STATEMENTS - (continued)


     which costs amounted to $508,000 for the three months ended March 31, 1999 and $513,000 for the three months ended March 31, 1998.

     Effective July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Parent Companies. Interest expense relating to these loans totaled approximately $3.4 million and $2.0 million for the three months ended March 31, 1999 and 1998, respectively (see Note 4).

6.   Commitments and Contingencies

     Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

7.  Subsequent Events

     In April 1999, the Company consummated its acquisition of Internet Connect, Inc., pursuant to which Internet Connect, Inc. became a wholly-owned subsidiary of the Company. Through this subsidiary, the Company will manage its data network and new internet product. As part of the consideration, the former owners of Internet Connect, Inc. received approximately 307,550 shares of Class A Common Stock of the Company which will be released from escrow over a period of three years.

     On May 4, 1999, the Company announced that it entered into an agreement to acquire the 50% interest in MetroComm AxS L.P. ("MetroComm"), which serves Columbus, Ohio, that it does not currently own. In connection with the transaction, the Company will issue 2,190,308 shares of Class A Common Stock to the former partners of MetroComm, representing approximately 2% of the combined Class A Common Stock and Class B Common Stock of the Company after the initial public offering (see below). The closing of the acquisition is subject to receipt of antitrust clearance and other closing conditions.

     On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A Common Stock (the "Offering") at a price of $14 per share. The Offering generated $269.1 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the Parent Companies (see Note 4). Remaining proceeds will be used for general corporate and working capital purposes, which may include acquisitions and joint ventures.

                           TIME WARNER TELECOM INC.


Other Information

Item 2.  Changes in Securities and Use of Proceeds.

         (c) In March 1999, the Company granted options covering 41,667 Class A limited liability interests (which have been converted to options to purchase 41,667 shares of Class A Common Stock) to its former president and chief executive officer in settlement of certain incentive compensation issues. These options have an exercise price of $12 per share, vest over a three-year period and expire in 2008. These options were issued in a private placement under
              Section 4(2) of the Securities Act of 1933.

         (d) Pursuant to a registration statement on Form S-1 effective May 11, 1999, Registration No. 333-49439, the Company commenced an offering of 20,700,000 shares of its Class A Common stock at an aggregate price of $14. The Managing Underwriters were Morgan Stanley & Co., Incorporated, Lehman Brothers Inc., and Bear, Stearns & Co., Inc. The Offering closed on May 14, 1999, and 20,700,000 shares were sold at an aggregate price of $289.8 million.

              The net proceeds of the Offering, of approximately $269.1 million after underwriters' discounts of $18.8 million and expenses of approximately $1.9 million (including expenses paid to the underwriters), were used primarily to repay subordinated indebtedness to Time Warner, TWE and TWE/A/N, whose affiliates owned all of the Company's Class B Common Stock immediately following the Reconstitution and prior to the Offering. Proceeds remaining after the repayment will be used for general corporate and working capital purposes, including payment of interest on the Notes.

Item 4.  Submission of Matters to a Vote of Security Holders.

         See Item 5.

Item 5.  Other Information

         Prior to the Company's offering of its Class A Common Stock, a new Delaware corporation was formed to become the successor to TWT LLC and TWT Inc. TWT LLC was formed to acquire the telephony business formerly operated by Time Warner Cable and to conduct an offering of 9 3/4% Senior Notes due 2008 on July 21, 1998. TWT Inc., a former wholly owned subsidiary of TWT LLC, was formed solely for the purpose of serving as co-obligor of the Notes. On May 10, 1999, TWT LLC and TWT Inc. merged into the newly formed Delaware corporation which then changed its name to Time Warner Telecom Inc. The members of TWT LLC exchanged their Class B limited liability company interests for all of the outstanding Class B Common Stock of the Company and the outstanding Class A limited liability company interests were exchanged for Class A Common Stock. Pursuant to the merger, the former Representatives of TWT LLC became the directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

                           TIME WARNER TELECOM INC.

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company or its predecessor, Time Warner Telecom LLC, during the quarter ended March 31, 1999.

                                   Signature



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TIME WARNER TELECOM INC.
                                   (Registrant)



                                   By: /s/ Jill R. Stuart
                                       ---------------------------------------
                                   Name:   Jill R. Stuart
                                   Title:  Vice President and Chief Accounting
                                           Officer



Dated: May 17, 1999

                           TIME WARNER TELECOM INC.



                                 EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
------                         ----------------------

       2.1  --  Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time
                Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time Warner Telecom ("TWT") LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
       2.2  --  Merger Agreement among the Company, TWT LLC and TWT Inc. (filed as Exhibit 2.2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-49439)). *
       3.1  --  Restated Certificate of Incorporation of the Company (filed as Exhibit 2.2 to Company's Registration Statement on
                Form S-1 (Registration No. 333-49439)).*
       3.2  --  Restated By-Laws of the Company (filed as Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration
                No. 333-49439)).*
       4.1  --  Stockholders' Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications
                Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM Holdings, L.P., Paragon Communications, MediaOne
                Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's
                Registration Statement on Form S-1 (Registration No. 333-49439)).*
       4.2  --  Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
      10.1  --  Lease, between Quebec Court Joint Venture No. 2, Landlord, and Intelligent Advanced Systems, Inc., Tenant, dated
                June 3, 1994 (filed as Exhibit 10.1 to TWT LLC's Registration Statement on Form S-1 (Registration No. 333-53553)).*
      10.2  --  Agreement for Assignment of Lease, dated September 12, 1997, between Ingram Micro Inc. and Time Warner
                Communications Holdings Inc. (filed as Exhibit 10.2 to TWT LLC's Registration Statement on Form S-1 (Registration
                No. 333-53553)).*
      10.3  --  First Amendment to Lease, dated October 15, 1997, by CarrAmerica Realty, L.P. and Time Warner Communications
                Holdings Inc. (filed as Exhibit 10.3 to TWT LLC's Registration Statement on Form S-1 (Registration No. 333-53553)).*
      10.4  --  Time Warner Telecom LLC 1998 Option Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1
                (Registration No. 333-49439)).*
      10.5  --  Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.6 to TWT LLC's Registration
                Statement on Form S-1 (Registration No. 333-53553)).*
      10.6  --  Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.5 to TWT LLC's Registration
                Statement on Form S-1 (Registration No. 333-53553)).*
      10.7  --  Employment Agreement between the Company and A. Graham Powers (filed as Exhibit 10.7 to TWT LLC's Registration
                Statement on Form S-1 (Registration No. 333-53553)).*
      10.8  --  Employment Agreement between the Company and David J. Rayner (filed as Exhibit 10.8 to TWT LLC's Registration
                Statement on Form S-1 (Registration No. 333-53553)).*
      10.9  --  Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.10 to TWT LLC's Registration
                Statement on Form S-1 (Registration No. 333-53553)).*
     10.10  --  Capacity License Agreement (filed as Exhibit 10.3 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1998).*
     10.11  --  Trade Name License Agreement (filed as Exhibit 10.4 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1998).*

                           TIME WARNER TELECOM INC.

     10.12  --  Master Capacity Agreement between MCIMetro Access Transmission Services, Inc., and Time Warner Communications, dated
                September 9, 1994, as amended September 9, 1994 and August 28, 1997 (filed as Exhibit 10.12 to Company's
                Registration Statement on Form S-1 (Registration No. 333-49439)).*+
     10.13  --  Agreement between AT&T Communications, Inc. and Time Warner Communications, dated as of September 15, 1995, as amended on June 1, 1997 (filed as Exhibit 10.13 to Company's Registration Statement on Form S-1 (Registration No.
                333-49439)).*+
        27  --  Financial Data Schedule

*    Incorporated by reference.

+ Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment and such portions have been filed with the Commission separately.