Form 10-Q
period 1999-06-30
TIME WARNER TELECOM INC
filed 1999-08-16
CIK 1057758

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1999 or
                                                -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from __________ to
     ___________


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

Yes [X]  No [_]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at June 30, 1999
-----                                           ----------------------------
Class A Common Stock, par value $.01 per share           23,197,858 shares
Class B Common Stock, par value $.01 per share           81,250,000 shares

___________________________________

* On May 10, 1999, pursuant to a merger between Time Warner Telecom LLC and Time Warner Telecom Inc., Time Warner Telecom Inc. assumed the business and became the successor to the former Time Warner Telecom LLC. Prior to May 10, 1999, Time Warner Telecom LLC filed reports under the Securities Act of 1934 under Registration Number 333-53553.

                           TIME WARNER TELECOM INC.

                              INDEX TO FORM 10-Q


                                                                                  Page
                                                                                  ----
Part I.   Financial Information

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      1

          Consolidated and Condensed Balance Sheets at June 30, 1999 and
          December 31, 1998                                                         14

          Consolidated and Combined Statements of Operations for the Three
          Months and Six Months Ended June 30, 1999 and 1998                        15

          Consolidated and Combined Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998                                              16

          Consolidated and Combined Statements of Changes in Stockholder's
          Equity                                                                    17

          Notes to Consolidated, Combined, and Condensed Financial Statements       18

Part II.  Other Information                                                         27

          Item 2.  Changes in Securities and Use of Proceeds                        27

          Item 4.  Submission of Matters to a Vote of Security Holders              28

          Item 5.  Other Information                                                28

          Item 6.  Exhibits and Reports on Form 8-K                                 28

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Time Warner Telecom Inc. is a leading fiber, facilities-based integrated communications carrier offering local businesses "last-mile" broadband connections for data, high-speed internet access, local voice, and long-distance. The Company serves customers in 19 U.S. metropolitan markets. The markets include: Austin, Houston and San Antonio, Texas; Charlotte, Greensboro and Raleigh, North Carolina; Albany, Binghamton, New York City and Rochester, New York; Cincinnati and Columbus, Ohio; Memphis, Tennessee; Orlando and Tampa, Florida; Indianapolis, Indiana; Milwaukee, Wisconsin; San Diego, California and Honolulu, Hawaii. The Company added one additional service area, Northern New Jersey, that became operational in July 1999 and another area under development, Dallas, Texas, which is expected to commence operations during the fourth quarter of 1999. The term "Company" is used throughout this document to refer to the business that is currently operated by Time Warner Telecom Inc. and was previously owned and operated as described herein.

     The Company began its business in 1993 through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "former Parent Companies."

     TWE and TWE-A/N are owned as follows:

     (1) TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne"); and

     (2) TWE-A/N is a partnership of TWE and Advance/Newhouse Partnership ("Advance").

     On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T.

     The Company's business consists of the commercial telecommunications operations of Time Warner and TWE-A/N that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunications operations of TWE.

     On July 14, 1998, Time Warner Telecom LLC ("TWT LLC") succeeded to the ownership of the Company's business. At that time, Time Warner, MediaOne and Advance (collectively referred to as the "Class B Stockholders") formed TWT LLC to acquire the assets and liabilities of the Company's business from TWE, TWE-A/N and Time Warner and to conduct the offering on July 21, 1998 of $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "Notes"). In this transaction, referred to as the "Reorganization," Time Warner, MediaOne and Advance (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC.

     On May 10, 1999, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. As part of the merger, the Class B Stockholders exchanged their interests in TWT LLC for Class B Common Stock of the newly formed corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis of accounting and, except as noted below, the Reorganization and the Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis.

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

          The primary change to the Company's operating structure since the Reconstitution is that the management of the Company became accountable to the Board of Directors, instead of to the management committee of TWT LLC. In addition, all future net operating loss carryforwards can be utilized against future earnings of the Company as a result of the change in the Company's operating and legal structure from a limited liability company to a corporation. Prior to the Reconstitution, all net operating loss carryforwards were allocated to and utilized primarily by the former Parent Companies. The Company has not been, and will not be compensated for such losses. As a result of the Reconstitution which occurred during the second quarter of 1999, the Company recognized a one-time charge to earnings for a deferred tax liability of approximately $39.4 million, offset by a deferred tax benefit of approximately $4.4 million.

          On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A Common Stock at a price of $14 per share (the "Offering"). The Offering generated approximately $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. A portion of the proceeds of the Offering were used to repay $180.0 million of loans from the former Parent Companies that were generated from the financing requirements of the Company from July 1, 1997 through July 14, 1998. The proceeds of the Offering remaining after repayment of the Loans, will be used to fund the Company's continued growth, including expansion of the Company's networks, and for general corporate purposes.

          Also during the second quarter, 2,190,308 shares of Class A Common Stock were issued in exchange for all of the common stock of MetroComm, Inc. and 307,550 shares of Class A Common Stock were issued in exchange for all of the common stock of Internet Connect, Inc. (see "Acquisitions"). After the acquisition of the two companies, the total of Class A and B Common Stock issued and outstanding as of June 30, 1999, is 104,447,858 shares.

          As a result of the Offering, the Company has two classes of common stock outstanding, Class A Common Stock and Class B Common Stock. In general, holders of Class A Common Stock have one vote per share and holders of Class B Common Stock have ten votes per share. Holders of the Class A Common Stock and Class B Common Stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B Common Stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A Common Stock, voting separately as a class. The Class B Stockholders have approximately 97.2% of the combined voting power of the outstanding common stock. Upon completion of the Offering, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B Common Stock.

          In connection with the Reconstitution, the Company assumed the obligations under the former TWT LLC 1998 Option Plan, amended such plan, and renamed it Time Warner Telecom's 1998 Stock Option Plan ("1998 Option Plan"). The 1998 Option Plan provides for the granting of stock options to purchase shares of Class A Common Stock to directors and current or prospective employees of, and consultants or other individuals providing services to, the Company and its subsidiaries. As of June 30, 1999, options for approximately 6.1 million shares were granted. Options for approximately 1.4 million shares vested on August 5, 1999.

          The Company's consolidated revenues were $58.4 million and $27.0 million for the three months ended June 30, 1999 and 1998, respectively, and $106.0 million and $49.1 million for the six months ended June 30, 1999 and 1998, respectively.

          The Company's revenues have been derived primarily from business telephony services, including dedicated transmission, local switched, long distance, as well as data and high-speed dedicated internet access services. The Company's customers are principally telecommunications-intensive

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

business end-users, long distance carriers, internet service providers, wireless communications companies, and governmental entities. Since its inception in 1993, the Company has experienced significant growth in revenues and in the geographic scope of its operations. An increasing portion of the Company's growth in revenues has come from the provision of local switched services as a result of the 16 switches deployed as of June 30, 1999. The Company believes that switched services provide the opportunity for a higher incremental rate of return on capital investment than those expected from dedicated transport services. The shift of the revenue growth to switched services may cause the Company's revenues to become less predictable since a portion of such services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenues for the Company. Furthermore, it is expected that the growth in the switched service offerings will expand the Company's customer base to customers that are generally smaller than those who purchase dedicated transport services. Key to the Company's strategy is leveraging its existing fiber optic networks by adding additional services such as internet and data services and an integrated product for smaller customers. These smaller customers are also expected to be the principal users of the Company's long distance services. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with dedicated transport services. The Company intends to minimize this churn in long distance and internet services to smaller customers by offering such service under minimum one-year contracts.

         The Company benefits from its strategic relationship with the former Parent Companies both through network facilities access and cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from the former Parent Companies. As of June 30, 1999, the Company operated networks in 19 metropolitan areas that spanned 7,326 route miles, contained 289,803 fiber glass miles and offered service to 4,828 buildings. The Company added one additional service area that became operational in July 1999 and another area under development, which is expected to commence operations during the fourth quarter of 1999.

         The Company plans to expand its revenue base by fully utilizing available network capacity in its existing markets and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers.

         Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the incumbent local exchange carriers, other competitors and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenues. It is expected that these costs will continue to increase, but generally at a slower rate than revenue growth.

         Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses include costs related to sales and marketing, information technology, billing, regulatory and legal costs. These costs have increased over time as the Company has increased its operations and revenues. The Company expects these costs to continue to increase as the Company's revenue growth continues, but at a slower rate than revenue growth.

         In the normal course of conducting its business, the Company engages in various transactions with the former Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization that occurred on July 14, 1998, the Company entered into several contracts with the former Parent Companies in respect of certain of these transactions. The Company's selling, general and administrative expenses include charges allocated from the former Parent Companies for office rent and overhead

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of such costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from the former Parent Companies through prepaid right-to-use agreements and reimburses the former Parent Companies for facility maintenance and pole rental costs. These maintenance and pole rental costs are included in the Company's operating expense.

         From July 1997 through July 1998, all of the Company's financing requirements were funded with loans from the former Parent Companies. These loans were subordinated in right of payment to the Notes and bore interest (payable in kind) at an annual rate equal to The Chase Manhattan Bank's prime lending rate as in effect from time-to-time and had a maturity date of August 15, 2008. The Company believed that this rate was comparable to rates that could have been obtained from unrelated third parties. On May 14, 1999, the Company repaid, in full, the subordinated loans to the former Parent Companies with proceeds from the Offering. The former Parent Companies are not obligated to make additional equity investments in or loans to the Company.

         The Company has not historically generated positive EBITDA. EBITDA is defined as operating income (loss) before depreciation and amortization (see more detailed definition in footnote 3 to the financial table under the Results of Operations section). However, the Company generated positive EBITDA for the second quarter and year-to-date 1999.

         The Company has incurred and will continue to incur significant capital expenditures. These expenditures support sales growth, network expansion in new and existing markets, and building regional networks.

Acquisitions

         During the second quarter of 1999, the Company acquired all of the outstanding stock of Internet Connect, Inc. ("Inc.Net"), an internet service provider, for a combination of cash and Class A limited liability interests in TWT LLC, the Company's predecessor. At the time of the Offering, the Class A limited liability interests were converted to 307,550 shares of Class A Common Stock of the Company. Those shares will be held in escrow to be released to the former Inc.Net's shareholders over a period of three years. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new internet products.

         During the second quarter of 1999, the Company acquired all of the outstanding stock of MetroComm, Inc. through the issuance of 2,190,308 shares of Class A Common Stock of the Company. Through the acquisition of MetroComm, Inc., the Company acquired the 50% interest of MetroComm AxS, L.P. ("MetroComm"), a competitive local exchange carrier in Columbus, Ohio, not already owned by the Company.

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Results of Operations

         The following table sets forth certain consolidated and condensed statements of operations data of the Company, in thousands of dollars and expressed as a percentage of revenues, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes, appearing elsewhere in this report:

---------------------------------------------------------------------------------------------------------------------------
                                                      Three Months                                 Six Months
                                                     Ended June 30,                              Ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                               1999                  1998                   1999                 1998
                                     --------------------------------------------------------------------------------------
                                                               (thousands, except per share amounts)
Statements of Operations Data:
Revenues:
  Dedicated transport services          $ 35,396     60.6%     $ 19,240     71.1%     $ 65,061    61.4%    $ 35,973    73.3%
  Switched services                       22,985     39.4%        7,807     28.9%       40,909    38.6%      13,122    26.7%
                                        --------   ------      --------    -----      --------   -----     --------   -----
     Total revenues                       58,381      100%       27,047    100.0%      105,970   100.0%      49,095   100.0%

Costs and expenses (1):
  Operating                               27,466     47.0%       16,207     59.9%       51,461    48.6%      29,726    60.5%
  Selling, general and
     Administrative                       26,268     45.0%       17,854     66.0%       50,404    47.6%      34,170    69.6%
  Depreciation & amortization             15,987     27.4%       12,393     45.8%       30,981    29.2%      24,325    49.5%
                                        --------   ------      --------    -----      --------   -----     --------   -----
     Total costs & expenses               69,721    119.4%       46,454    171.8%      132,846   125.4%      88,221   179.7%

Operating loss                           (11,340)   (19.4%)     (19,407)   (71.8%)     (26,876)  (25.4%)    (39,126)  (79.7%)

Equity in income (losses) of
      Unconsolidated affiliates               97      0.2%          (29)    (0.1%)         285     0.3%         (87)   (0.2%)
Interest income                            4,771      8.2%          ---      ---         8,988     8.5%         ---     ---
Interest expense                         (11,644)   (19.9%)      (2,699)   (10.0%)     (25,156)  (23.7%)     (4,710)   (9.6%)
                                        --------   ------      --------    -----      --------   -----     --------   -----
Net loss before tax                     $(18,116)   (31.0%)    $(22,135)   (81.8%)    $(42,759)  (40.4%)   $(43,923)  (89.5%)
                                        --------   ------      --------    -----      --------   -----     --------   -----

Income tax expense (2)                    35,062     60.1            --       --        35,062    33.1%         ---     ---
                                        --------   ------      --------    -----      --------   -----     --------   -----

Net loss                                $(53,178)   (91.1)%    $(22,135)   (81.8%)    $(77,821)  (73.4%)   $(43,923)  (89.5%)
                                        ========   ======      ========    =====      ========   =====     ========   =====

Basic and diluted loss per common
 share                                  $ ( 0.57)     ---      $  (0.27)     ---        $(0.89)    ---     $  (0.54)    ---
                                                      ---

Average common shares                     92,885      ---        81,250      ---        87,099     ---       81,250     ---

EBITDA (3)                                 4,647      8.0%       (7,014)   (25.9%)       4,105     3.9%     (14,801)  (30.1%)
Cash provided by (used) in operations
                                          16,563      ---        (3,801)     ---       (12,727)    ---      (18,904)    ---
Cash provided by (used) in investing
 activities                               15,261      ---       (28,473)     ---        15,676     ---      (53,434)    ---

Cash provided by financing activities
                                          73,060      ---        32,274      ---        73,060     ---       72,338     ---
---------------------------------------------------------------------------------------------------------------------------

___________

(1) Includes expenses resulting from transactions with affiliates of $5.3 million and $6.8 million in the three months ended June 30, 1999 and 1998, respectively, and $12.3 million and $12.9 million in the six months ended June 30, 1999 and 1998, respectively.
(2) A one-time charge to earnings of $39.4 million was recorded in the second quarter of 1999 to reflect the deferred tax liability associated with the change from a limited liability company to a corporation. The income tax expense for the second quarter of 1999 reflects the $39.4 million charge, net of a $4.4 million deferred income tax benefit, resulting in net tax expense and deferred tax liability of approximately $35.0 million.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income, cash flow and other measures of financial

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

     performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to those measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues. Revenues increased $31.4 million, or 116%, to $58.4 million for the three months ended June 30, 1999, from $27.0 million for the comparable period in 1998. Revenues from the provision of dedicated transport services increased $16.2 million or 84%, to $35.4 million for the three months ended June 30, 1999, from $19.2 million for the comparable period in 1998. Switched service revenues increased $15.2 million, or 194%, to $23.0 million for the three months ended June 30, 1999, from $7.8 million for the comparable period in 1998. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services revenue resulted from the growth of services in existing markets, including reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks. Reciprocal compensation represented 6.7% and 7.5% of total revenues for the three months ended June 30, 1999 and 1998, respectively. At June 30, 1998 and 1999 the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services. Prior to June 30, 1999, the consolidated operations did not include MetroComm, a 50% owned entity of the Company. During the second quarter of 1999, MetroComm, as well as the other acquisition, Inc.Net, are included in the consolidated and condensed financial statements of the Company.

     Operating Expenses. Operating expenses increased $11.3 million, or 69%, to $27.5 million for the three months ended June 30, 1999, from $16.2 million in the same period of 1998. The increase in operating expenses was primarily attributable to the expansion of Company's business, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection and increased headcount for technical personnel. As a percentage of revenues, operating expenses decreased to 47.0% in 1999 from 59.9% in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.4 million, or 47%, to $26.3 million for the three months ended June 30, 1999, from $17.9 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, higher property taxes, increase in office rent, the implementation of new billing and system software, higher data processing costs, an increase in employee headcount and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenues, selling, general and administrative expenses decreased to 45.0% in 1999 from 66.0% for the comparable period in 1998.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.6 million, or 29%, to $16.0 million for the three months ended June 30, 1999, from $12.4 million for the comparable period in 1998. The increase in depreciation and amortization expenses was primarily attributable to amortization related to the $30.0 million in goodwill generated from the acquisitions and increased depreciation due to the increase in capital expenditures for network growth and expansion.

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

     EBITDA. EBITDA for the three months ended June 30, 1999 increased $11.6 million, or 166%, to $4.6 million in 1999, from a loss of $7.0 million in 1998. This improvement was primarily the result of increased revenues due to the Company's expansion of local telecommunications networks in existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base and higher selling, general and administrative expenses required to support the expansion.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the former Parent Companies. On July 21, 1998, the Company issued $400.0 million in Notes in a public offering. Interest expense relating to these loans and Notes totaled $11.6 million and $2.7 million for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of $8.9 million compared to the same period in 1998. The loans from former Parent Companies were repaid in full with the proceeds from the Offering in May 1999.

     Net Loss. Net loss increased $31.1 million, or 140% to $53.2 million for the three months ended June 30, 1999, from a net loss of $22.1 million for the corresponding period in 1998. The net loss increase is primarily due to a one-time charge to earnings of $39.4 million in deferred tax liability, net of a deferred tax benefit of $4.4 million, related to activity since the Reconstitution.

     Basic and Diluted Loss per Common Share. The basic and diluted loss per common share is based upon the net loss applicable to common shares and the weighted average of common shares outstanding during the period. Shares of Class A and Class B Common Stock issued and outstanding during the quarter increased by 23,197,858 as a result of the Offering and acquisitions. Diluted loss per common share adjusts for the effect of stock options only in periods presented in which such effect would have been dilutive. As all of the Company's stock options are antidilutive and none of the stock options have nominal exercise prices, basic and diluted earnings per share are the same for all periods presented herein. For the three months ended June 30, 1999, the basic and diluted loss per common share increased $0.30 per share or 111% to ($0.57) per share from ($0.27) per share for the three months ended June 30, 1998. The fluctuation in the basic and diluted loss per common share is primarily related to the one-time charge to earnings of $39.4 million in deferred tax liability, net of a deferred tax benefit, related to activity since the Reconstitution.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. Revenues increased $56.9 million, or 116%, to $106.0 million for the six months ended June 30, 1999, from $49.1 million for the comparable period in 1998. Revenues from the provision of dedicated transport services increased $29.1 million or 81%, to $65.1 million for the six months ended June 30, 1999, from $36.0 million for the comparable period in 1998. Switched service revenues increased $27.8 million, or 212%, to $40.9 million for the six months ended June 30, 1999, from $13.1 million for the comparable period in 1998. The increase in revenues from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services revenue resulted from the growth of services in existing markets, including an increase in reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks. Reciprocal compensation represented 6.7% and 8.3% of total revenues for the six months ended June 30, 1999 and 1998, respectively. At June 30, 1998 and 1999 the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

                          TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

     Operating Expenses. Operating expenses increased $21.8 million, or 73%, to $51.5 million for the six months ended June 30, 1999, from $29.7 million in the same period of 1998. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection and increased headcount for technical personnel. As a percentage of revenues, operating expenses decreased to 48.6% in 1999 from 60.5% in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.2 million, or 47%, to $50.4 million for the six months ended June 30, 1999, from $34.2 million for the comparable period in 1998. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenues, higher property taxes, increase in office rent, an increase in consulting expenses relating to local regulatory matters, the implementation of new billing and system software, higher data processing costs, an increase in employee headcount and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenues, selling, general and administrative expenses decreased to 47.6% in the second quarter of 1999 from 69.6% for the comparable period in 1998.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.7 million, or 27%, to $31.0 million for the six months ended June 30, 1999, from $24.3 million for the comparable period in 1998. The increase in depreciation and amortization expenses was primarily attributable to the amortization related to the $30.0 million in goodwill generated from the acquisitions and increased depreciation due to the increase in capital expenditures.

     EBITDA. EBITDA for the six months ended June 30, 1999 increased $18.9 million, or 128%, to $4.1 million in 1999, from a loss of $14.8 million in 1998. This improvement was primarily the result of increased revenues due to the Company's expansion of local telecommunications networks in existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the former Parent Companies. On July 21, 1998, the Company issued $400.0 million in Notes in a public offering. Interest expense relating to these loans and Notes totaled $25.2 million and $4.7 million for the six months ended June 30, 1999 and 1998, respectively. This represents an increase of $20.5 million compared to the same period in 1998. The loans from the former Parent Companies were repaid in full, with proceeds from the Offering in May 1999.

     Net Loss. Net loss increased $33.9 million, or 77% to $77.8 million for the six months ended June 30, 1999, from a net loss of $43.9 million for the corresponding period in 1998. The net loss increase is primarily related to a one-time charge to earnings of $39.4 million in deferred tax liability, net of a $4.4 million deferred tax benefit, related to activity since the Reconstitution.

     Basic and Diluted Loss per Common Share. The basic and diluted loss per share is based upon the net loss applicable to common shares and the weighted average of common shares outstanding during the period. Shares of Class A and Class B Common Stock issued and outstanding during the quarter increased by 23,197,858 as a result of the Offering and acquisitions. Diluted loss per common share adjusts for the effect of stock options only in periods presented in which such effect would have been dilutive. As all of the Company's stock options are antidilutive and none of the stock options have nominal exercise prices, basic and diluted earnings per share are the same for all periods presented herein. The basic and diluted loss per common share increased from ($0.54) per share to ($0.89) per share for the six

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


months ended June 1999 and 1998, respectively. The loss per share increased from 1998 to 1999 by $0.35 or 65%. The fluctuation in the basic and diluted loss per common share is primarily related to the one-time the one-time charge to earnings of $39.4 million in deferred tax liability, net of a $4.4 million deferred income tax benefit for a net deferred tax liability and tax expense effect of $35.0 million, related to activity since the Reconstitution.

Liquidity and Capital Resources

     Cash Flows. For the six months ended June 30, 1999, the Company's cash used in operations was $12.7 million as compared to $18.9 million for the six months ended June 30, 1998, resulting in an improvement of $6.2 million. This decrease in cash used in operations is principally the result of an increase of EBITDA of $18.9 million, offset by payments of interest on the Notes, which were not outstanding during the six months ended June 30, 1998, and the repayment of trade payables to the former Parent Companies.

     Cash provided by investing activities increased $69.1 million to $15.7 million for the first six months of 1999, as compared to cash used of $53.4 million in the first six months of 1998. The increase was primarily due to increased net proceeds from the maturities of marketable securities, offset by increased capital expenditures and acquisitions.

     Cash provided by financing activities for the first six months of 1999 increased by $722,000, as compared to the corresponding period in 1998. Net cash provided by financing for the six months ending June 30, 1999, reflects the net proceeds from the Offering of $270.2 million, offset by the repayment of loans from the former Parent Companies of $180.0 million, as well as acquired debt and capital lease obligations. Cash provided by financing activities in the six months ending June 30, 1998, reflected the receipt of interest bearing subordinated loans from the former Parent Companies of $114.7 million, offset by a repayment of loans of $42.4 million.

     Financing. Historically, the Company did not maintain cash balances since all of the Company's funding requirements were provided by the former Parent Companies. The development of the Company's business and the installation and expansion of the Company's communications networks, combined with the development and operation of the Company's network operations center, have resulted in substantial capital expenditures. These capital expenditures, as well as the Company's historical operating losses, have resulted in substantial negative cash flow for the Company since inception in 1993. From 1993 to July of 1997, the Company was funded by capital contributions from the former Parent Companies. From July 1, 1997, through July 14, 1998, all of the Company's financing requirements were funded with interest-bearing loans (the "Loans") from the former Parent Companies. On July 21, 1998, the Company issued Notes in the principal amount of $400.0 million, due July 2008. Additional funding was provided by the May 14, 1999 Offering. The Offering generated $270.2 million in net proceeds to the Company. The proceeds of the Offering remaining after repayment of the Loans, will be used for general corporate purposes and to fund the Company's continued growth, which includes expansion of the Company's networks. In May 1999, the Loans, with a balance of approximately $180.0 million, were paid off in full, with the net proceeds of the Offering. The former Parent Companies are not under any obligation to make any additional equity investments or loans to the Company. If necessary, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available to the Company on acceptable terms.

     Although the primary use of the remaining proceeds of the Offering and the Notes will be to fund ongoing business operations through the middle of 2001, the Company intends to continue to evaluate potential acquisitions and joint ventures. Currently, the Company has no new definitive

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


agreement with respect to any material acquisition or joint venture, although from time-to-time it may discuss and assess opportunities with other companies, including the former Parent Companies, on an ongoing basis.

     The Company expects that its future cash requirements will principally be for capital expenditures and funding future growth. The Company expects that the $324.5 million in cash and marketable securities at June 30, 1999, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned and pay interest on the Notes through the middle of 2001. After that, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenues and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

     Capital Expenditures. The facilities-based telecommunications business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for:

     . the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; and the acquisition and expansion of networks currently owned and operated by other companies.

     The Company's expected capital expenditures for general corporate and working capital purposes include:

     . expenditures with respect to the Company's management information system and corporate service support infrastructure, and
     .    operating and administrative expenses with respect to new networks.

     The Company plans to make substantial capital investments in connection with its sales growth and network expansion in new and existing markets. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations, as well as the development of new markets. In addition, the Company may acquire existing networks in the future.

     During the first six months of 1999, capital expenditures were $89.3 million (net of capital leases incurred of $4.9 million), an increase of $35.9 million from the six months ended June 30, 1998. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 358 route miles of fiber. Based on historic capital requirements for network construction in relation to sales volume and network expansion plans, the Company anticipates it will commit approximately $200 million total in each of 1999 and 2000 to fund its capital expenditures.

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


Year 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company relies upon many computer systems spanning its entire operations. Year 2000 issues could impact the Company's information systems as well as computer hardware and equipment that is part of its telephony network such as switches, termination devices and SONET rings that may contain embedded software or "firmware."

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

     The Company developed and is executing a Year 2000 action plan to address identification and assessment of potential Year 2000 issues, remediation, testing and implementation of any corrected software or firmware. The Company completed the first phase of such action plan which involved making the Company's internal organizations aware of Year 2000 issues and assigning responsibility internally for the Year 2000 readiness program. The Company also completed the second phase of its plan, identification and assessment, which involved an inventory and review of software and equipment used in the Company's operations, and the third phase, remediation measures that were identified as necessary in the assessment process. The Company also completed the great majority of its validation testing, including all of the equipment comprising its telephony networks and switches that were already represented by the vendors to be Year 2000 ready. On the basis of the results of this validation testing, the Company believes that such equipment will continue to accurately recognize and process date information on and after January 1, 2000. In addition, the Company completed validation testing of its operational support systems, its billing systems and end-to-end telephony system testing in a laboratory environment. This testing has not revealed the need for further remediation of those systems. The Company is still in the process of assessing the Year 2000 readiness of Inc.Net, which the Company purchased in April 1999. Inc.Net's sellers represented to the Company that its hardware and software is Year 2000 compliant. Consistent with its treatment of other vendor warranties, the Company is conducting its own assessment and validation of Inc.Net's Year 2000 readiness.

     The Company determined that implementation of some new back office systems for ordering, workflow management, service design and trouble management originally planned for 1999 could not be completed in time for validation testing before the fourth quarter of 1999. The Company's Year 2000 action plan currently includes a moratorium on the installation of new hardware or software systems during the last 60 to 90 days of 1999 in order to avoid the creation of new Year 2000 issues during that period and to allow the Company's information technologies personnel to focus on contingency planning. In order to accommodate the deferred implementation of these new systems, the Company has

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


remediated and is conducting validation testing of the back office systems that would have been replaced by the new systems and plans to complete that testing during the third quarter of 1999.

     Costs of addressing potential Year 2000 problems have not been material to date and, based on preliminary information gathered to date from the Company, its customers and vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     Total costs incurred with respect to Year 2000 issues were approximately $115,000 in 1998 and $1.4 million in the first half of 1999. Based on the Company's current Year 2000 action plan, the Company estimates that total 1999 costs will be approximately $2.6 million. The majority of the estimated 1999 costs represent the costs of personnel who will conduct verification testing of equipment and software, costs of remediating certain back office systems, costs of out-sourcing the testing of some existing software systems, test equipment and costs for replacement of certain personal computers. The current 1999 Year 2000 cost estimate represents a $600,000 increase over the Company's previous estimate, primarily due to increased temporary personnel costs for remediation and testing. Estimated Year 2000 costs do not include the cost of replacing systems, the replacement of which is not being accelerated due to Year 2000 issues, or the costs of software maintenance contracts that the Company would have entered into in the normal course of business. In some cases, Year 2000 compliant upgrades to third party software systems licensed to the Company are being supplied under these maintenance agreements. However, the Company's Year 2000 costs could exceed these estimates if third party equipment or software do not perform as represented, additional unanticipated Year 2000 issues arise or planned remediation efforts are unsuccessful.

     The Company is in the process of developing specific contingency plans in the event that unanticipated problems arise from Year 2000 issues, including plans for extra staffing and surveillance of operations at year end, prioritization of systems for restoral and manual work-arounds for automated processes. As part of this process, the Company is examining its existing emergency procedures to determine how those procedures could meet the demand of failures resulting from Year 2000-related problems. The Company also plans to conduct tests of its contingency plans by simulating interruptions in a test laboratory which reproduces the Company's switch and transport environments and by testing contingency processes in its field operations.

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

Cautions Concerning Forward Looking Statements

     Certain information included in this report contains forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans. These forward-looking statements reflect the Company's views with respect to future events and financial

                           TIME WARNER TELECOM INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


performance. The words "believe," "expect," "plans," "intends" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include the Company's limited history of operations, the Company's operating losses, the significant capital requirements required for the development and expansion of the Company's business, the Company's substantial leverage and insufficiency of its earnings to cover its fixed charges, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, the dependence of the Company on its relationship and agreements with the former Parent Companies, risks related to the Company's expansion into the provision of long distance services, the Company's dependence upon interconnection with and use of incumbent local exchange company networks, the competitive nature of the telecommunications business, the Company's dependence on its information billing systems, risks related to failure of Year 2000 remediations, the Company's dependence on its significant customers, regulatory developments and the Company's dependence on governmental and other authorizations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           TIME WARNER TELECOM INC.
                          CONSOLIDATED AND CONDENSED
                                BALANCE SHEETS



                                                                                         June 30,          December 31,
                                                                                          1999                1998
                                                                                       -----------         -----------
                                                                                       (unaudited)
                                                                                                 (thousands)
                                     ASSETS
Current assets
     Cash and cash equivalents.......................................................    $ 181,149             $ 105,140
     Marketable securities...........................................................      143,325               231,107
     Receivables, less allowances of $4,720 and $2,692...............................       35,828                26,690
     Prepaid expenses................................................................        2,098                 2,176
                                                                                         ---------             ---------
          Total current assets.......................................................      362,400               365,113

Investments in unconsolidated affiliates.............................................            -                 5,707
Property, plant and equipment........................................................      739,608               612,119
Less: accumulated depreciation.......................................................     (155,665)             (117,961)
                                                                                         ---------             ---------
                                                                                           583,943               494,158
Long-term marketable securities......................................................            -                19,750
Intangible assets, net...............................................................       48,055                19,616
                                                                                         ---------             ---------
          Total assets...............................................................    $ 994,398             $ 904,344
                                                                                         ---------             ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable................................................................     $ 39,120              $ 38,888
     Other current liabilities.......................................................       88,954                82,865
                                                                                         ---------             ---------
           Total current liabilities.................................................      128,074               121,753

Long term debt and other.............................................................      403,386               400,000
Deferred tax liability...............................................................       35,062                     -
Subordinated loans payable to the Parent Companies (including
     $3,399 of accrued interest in 1998).............................................            -               174,940

Stockholders' equity
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
         shares outstanding..........................................................            -                     -
     Class A common stock, $0.01 par value, 277,300,000 shares authorized,
         23,197,858 shares issued and outstanding at June 30, 1999...................          232                     -
     Class B common stock, $0.01 par value, 162,500,000 shares authorized,
         81,250,000 shares issued and outstanding....................................          813                   813
     Additional paid in capital......................................................      553,468               255,654

     Accumulated deficit.............................................................     (126,637)              (48,816)
                                                                                         ---------             ---------

          Total stockholders' equity.................................................      427,876               207,651
                                                                                         ---------             ---------

          Total liabilities and stockholders' equity.................................    $ 994,398             $ 904,344
                                                                                         =========             =========

                            See accompanying notes

                           TIME WARNER TELECOM INC.
                           CONSOLIDATED AND COMBINED
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months                              Six Months
                                                                 Ended June 30,                           Ended June 30,
                                                        --------------------------------        -------------------------------
                                                           1999                1998                 1999                1998
                                                        ------------        ------------        ------------         ----------
                                                                         (thousands, except per share amounts)
Revenues:
      Dedicated transport services..................... $  35,396           $  19,240            $  65,061            $  35,973
      Switched services................................    22,985               7,807               40,909               13,122
                                                        ---------           ---------            ---------            ---------
           Total revenues..............................    58,381              27,047              105,970               49,095
                                                        ---------           ---------            ---------            ---------

Costs and expenses (a):
      Operating........................................    27,466              16,207               51,461               29,726
      Selling, general and administrative..............    26,268              17,854               50,404               34,170
      Depreciation and amortization....................    15,987              12,393               30,981               24,325
                                                        ---------           ---------            ---------            ---------
           Total costs and expenses....................    69,721              46,454              132,846               88,221
                                                        ---------           ---------            ---------            ---------

Operating loss.........................................   (11,340)            (19,407)             (26,876)             (39,126)

Equity in income (losses) of unconsolidated affiliates.        97                 (29)                 285                  (87)
Interest income........................................     4,771                   -                8,988                    -
Interest expense (a)...................................   (11,644)             (2,699)             (25,156)              (4,710)
                                                        ---------           ---------            ---------            ---------
Net loss before taxes..................................   (18,116)            (22,135)             (42,759)             (43,923)

Income tax expense.....................................    35,062                   -               35,062                    -
                                                        ---------           ---------            ---------            ---------

Net loss............................................... $ (53,178)          $ (22,135)           $ (77,821)           $ (43,923)
                                                        =========           =========            =========            =========
Basic and diluted loss per common share................ $   (0.57)          $   (0.27)           $   (0.89)           $   (0.54)
                                                        =========           =========            =========            =========
Average common shares..................................    92,885              81,250               87,099               81,250
                                                        =========           =========            =========            =========

(a) Includes expenses resulting from transactions with affilitates (Note 7):

             Operating expenses........................ $     508           $     513            $   1,015            $   1,026
                                                        =========           =========            =========            =========
             Selling, general and administrative....... $     467           $   1,225            $     947            $   2,643
                                                        =========           =========            =========            =========
             Depreciation and amortization............. $   2,622           $   2,260            $   5,216            $   4,453
                                                        =========           =========            =========            =========
             Interest expense, net..................... $   1,689           $   2,763            $   5,078            $   4,771
                                                        =========           =========            =========            =========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.
                           CONSOLIDATED AND COMBINED
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                            ------------------------------
                                                                                               1999                 1998
                                                                                            ----------          ----------
                                                                                                       (thousands)
OPERATIONS
Net loss..............................................................................      $  (77,821)         $  (43,923)
Adjustments for noncash and nonoperating items:
   Depreciation and amortization......................................................          30,981              24,325
   Equity in (income) loss of unconsolidated affiliates...............................            (285)                 87
   Deferred taxes.....................................................................          35,062                  -
Changes in operating assets and liabilities, net of effect from acquired interests:
   Receivables and other current assets...............................................          (7,011)             (5,718)
   Accounts payable and other current liabilities.....................................           6,347               6,302
   Other balance sheet changes........................................................              -                   23
                                                                                            ----------          ----------

Cash used in operations...............................................................         (12,727)            (18,904)
                                                                                            ----------          ----------

INVESTING ACTIVITIES
Capital expenditures..................................................................         (89,290)            (53,434)
Acquisitions, net of cash acquired....................................................          (2,566)                 -
Purchases of marketable securities....................................................         (18,409)                 -
Proceeds from maturities of marketable securities.....................................         125,941                  -
                                                                                            ----------          ----------

Cash provided (used ) by investing activities.........................................          15,676             (53,434)
                                                                                            ----------          ----------

FINANCING ACTIVITIES
Proceeds of loans from Parent Companies...............................................              -              114,751
Repayment of loans to Parent Companies................................................        (180,018)            (42,413)
Payment of capital lease obligation...................................................          (1,537)                 -
Repayment of acquired debt............................................................         (15,567)
Net proceeds from initial public offering.............................................         270,182                  -
                                                                                            ----------          ----------

Cash provided by financing activities.................................................          73,060              72,338
                                                                                            ----------          ----------

INCREASE IN CASH AND EQUIVALENTS......................................................          76,009                  -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...........................................         105,140                  -
                                                                                            ----------          ----------

CASH AND EQUIVALENTS AT END OF PERIOD.................................................      $  181,149          $       -
                                                                                            ----------          ----------

Supplemental disclosures of cash flow information:
Cash paid during the year:
     Interest                                                                               $   20,876          $       -
                                                                                            ==========          ==========

Supplemental schedule for noncash investing and financing activities:
Time Warner Telecom issued Class A Common Stock of $27.9 million to purchase the stock of Internet Connect, Inc. and MetroComm, Inc.

In 1999 the Company incurred capital lease obligations of $4.9 million for the purchase of fiber, equipment and furniture leases.
There were no material capital leases in 1998.

                            See accompanying notes.

                           TIME WARNER TELECOM INC.
                           CONSOLIDATED AND COMBINED
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                      Class A              Class B         Additional                    Total
                                                   Common Stock         Common Stock         Paid-in    Accumulated   Stockholders'
                                                -------------------  -------------------
                                                Shares      Amount   Shares       Amount     Capital      Deficit        Equity
                                                ------      ------   ------       ------     -------      -------        ------
                                                                                 (thousands)
BALANCE AT DECEMBER 31, 1997...................        -       $ -    81,250        $ 813  $ 554,994    $ (255,417)    $ 300,390

Net loss prior to Reorganization...............        -         -         -            -          -       (43,923)       43,923)
                                                --------    ------   -------       ------  ---------    ----------     ---------
                                                                      81,250          813    554,994      (299,340)      256,467
Effect of Reorganization.......................        -         -         -            -   (299,340)      299,340             -

Net loss after Reorganization..................        -         -         -            -          -       (48,816)      (48,816)
                                                --------    ------   -------       ------  ---------    ----------     ---------
BALANCE AT DECEMBER 31, 1998...................                       81,250          813    255,654       (48,816)      207,651

Initial Public Offering
  net of offering expenses of $19,618..........   20,700       207         -            -    269,975             -       270,182
Acquisitions...................................    2,498        25         -            -     27,839             -        27,864

Net loss for six months ended June 30, 1999....        -           -       -            -          -       (77,821)      (77,821)
                                                --------    ------   -------       ------  ---------    ----------     ---------
BALANCE AT JUNE 30, 1999.......................   23,198     $ 232    81,250        $ 813  $ 553,468    $ (126,637)    $ 427,876
                                                ========    ======   =======       ======  =========    ==========     =========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                        CONDENSED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     Description of Business

          Time Warner Telecom Inc., a Delaware corporation (the "Company"), is a leading fiber, facilities-based integrated communications carrier in selected metropolitan markets across the United States, offering local businesses "last-mile" broadband connections for data, high-speed internet access, local voice and long distance.

         The Company began its business in 1993 through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "former Parent Companies."

         TWE and TWE-A/N are owned as follows:

         (1) TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne"); and

         (2) TWE-A/N is a partnership of TWE and Advance/Newhouse Partnership ("Advance").

          On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T.

         The Company's business consists of the commercial telecommunications operations of Time Warner and TWE-A/N that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunications operations of TWE.

          In July 1998, the Company completed a reorganization (the "Reorganization") under which the former Parent Companies contributed all of the assets and liabilities of the Company into Time Warner Telecom LLC ("TWT LLC"), the predecessor to the Company, and in connection therewith, Time Warner, MediaOne Group, Inc. ("MediaOne"), and Advance/Newhouse Partnership ("Advance"), (Time Warner, MediaOne and Advance are collectively referred to as the "Class B Stockholders"), received all of the limited liability company interests in TWT LLC. Time Warner Telecom Inc. ("TWT Inc.") was formed in connection with the Reorganization as a subsidiary of TWT LLC for the sole purpose of being a co-obligor of the Senior Notes referred to in Note 5. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

          On May 10, 1999, a newly formed Delaware corporation merged with and became the successor of TWT LLC and TWT Inc., and in connection with the merger changed its name to Time Warner Telecom Inc. The Reconstitution of the Company from a limited liability company to a corporation is referred to as the "Reconstitution." The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis of accounting and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A Common Stock and Class B Common Stock. As part of the merger, the Class B Stockholders exchanged their Class B limited liability interests in

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                 CONDENSED FINANCIAL STATEMENTS - (continued)

     TWT LLC for Class B Common Stock of the newly formed corporation, Time Warner Telecom Inc. Following the Reconstitution, Time Warner, MediaOne and Advance held all of the Company's Class B Common Stock. Accordingly, the accompanying consolidated financial statements have been adjusted to retroactively reflect the authorization of the shares of Class A Common Stock and the authorization and issuance of shares of Class B Common Stock for all periods.

          The Company's revenues have been derived primarily from the provision of "private line" or "direct access" telecommunications services; however, an increasing portion is derived from the provision of switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, long distance, data and high-speed internet access services. In addition, the Company benefits from its strategic relationship with the former Parent Companies both through access rights and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from the former Parent Companies.

     Basis of Presentation

          Until July 14, 1998, the combined financial statements of the Company reflect the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the commercial telecommunications operations of the former Parent Companies, as if they had been operating as a separate company. Although these financial statements are presented as if the Company had operated as a corporation, the Company operated as a partnership for tax purposes and continued to operate as a partnership structure through May 10, 1999. The consolidated and combined statements of operations have been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of agreements related to the Reorganization, primarily relating to office rent, overhead charges for various administrative functions performed by the former Parent Companies and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods which management believes result in reasonable allocation of such costs.

          The accompanying consolidated and combined financial statements are unaudited, but in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present clearly the financial position and the results of operations and cash flows for the periods presented and in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited combined financial statements for the Company for the year ended December 31, 1998.

     Recent Pronouncements

          Effective December 31, 1998, the Company adopted FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires disclosure of financial and descriptive information about an entity's reportable operating segments under the "Management Approach" as defined in the statement.

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                 CONDENSED FINANCIAL STATEMENTS - (continued)

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

     Basis of Consolidation and Accounting for Investments

          The consolidated and combined financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"), as if the Company and its subsidiaries were a single entity. Intercompany accounts and transactions between the entities have been eliminated. Accounts and transactions with the former Parent Companies are disclosed as related party transactions.

          Investments in entities in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. At December 31, 1998, the Company's investments in unconsolidated affiliates consisted solely of a 50% investment in MetroComm AxS, L.P. ("MetroComm"), a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, and only the Company's share of the investee's earnings are included in the consolidated operating results. In addition, only the Company's share of the cash distributions and cash paid to the investee are included in the consolidated cash flows. During the second quarter of 1999, the remaining 50% of MetroComm was acquired (see Note 2) and, accordingly, is accounted for on a consolidated basis as of May 31, 1999.

     Significant Customers

          The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the six months ended June 30, 1999 and 1998, the Company's top 10 customers accounted for 37.8% and 39.7% respectively, of the Company's consolidated revenues. One of these customers, AT&T, accounted for more than 10% of the Company's total revenues in 1999 and two customers, AT&T and MCI-Worldcom, accounted for more than 10% of the Company's total revenues in 1998. However, a substantial portion of that revenue resulted from traffic that is directed to the Company by customers of the Company that have selected those carriers as their long distance providers. Revenues include sales to AT&T and MCI-Worldcom (including sales directed to the Company by customers of the Company) of approximately $21.2 million and $11.3 million for the six months ended June 30, 1999 and 1998, respectively.

     Cash, Cash Equivalents, and Marketable Securities

          Until July 14, 1998, the Company did not historically maintain any cash or marketable securities since all funding of the Company's operating, investing and financing activities were provided by the former Parent Companies or by subordinated loans payable to the former Parent Companies (see Note 6). This funding consisted of subordinated loans during the period from July 1, 1997 through July 14, 1998. The capital contributions of the former Parent Companies, which are non-interest bearing, have been included in paid-in capital. Prior to repayment of the debt in May 1999, the subordinated loans, including accrued interest, have been reflected as long-term liabilities in the accompanying balance sheets.

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                 CONDENSED FINANCIAL STATEMENTS - (continued)

          On July 21, 1998, the Company issued $400 million principal amount of Senior Notes (see Note 5). The net proceeds from the sale of the Senior Notes were invested in cash equivalents and short- and long-term marketable securities.

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

     Loss Per Share

          The basic loss per common share is based upon the net loss applicable to common shares divided by the weighted average of common shares outstanding for the period. Diluted loss per common share adjusts for the effect of stock options only in the periods presented in which such effect would have been dilutive. As all of the Company's stock options are antidilutive and none of the stock options have nominal exercise prices, basic and diluted earnings per share are the same for all periods presented herein.

          In connection with the Reconstitution of the Company that occurred on May 10, 1999, the Class A and Class B limited liability interests of the Company were converted into shares of Class A Common Stock and Class B Common Stock, respectively. Accordingly, the accompanying consolidated and condensed financial statements have been adjusted to retroactively reflect the authorization of the shares of Class A Common Stock and the authorization and issuance of shares of Class B Common Stock for all periods.

          The Reconstitution was effected in conjunction with an initial public offering of 20,700,000 shares of Class A Common Stock. An additional 2,190,308 shares of Class A Common Stock and 307,550 shares of Class A Common Stock were issued in exchange for the common stock of MetroComm, Inc. and Internet Connect, Inc. ("Inc.Net"), respectively (see Note 2).

2.   Mergers and Acquisitions

          During the second quarter of 1999, the Company acquired all of the outstanding stock of Internet Connect, Inc. ("Inc.Net"), for a consideration of Class A limited liability interests in TWT LLC, the Company's predecessor and approximately $3.8 million in cash. At the time of the Offering, the Class A limited liability interests were converted to 307,550 shares of Class A Common Stock of the Company. The Class A Common Stock of the Company into which the limited liability interests were converted will be held in escrow to be released to the former

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                 CONDENSED FINANCIAL STATEMENTS - (continued)


     Inc.Net's shareholders over a period of three years. The total purchase price of the acquisition was approximately $7.6 million. The 307,550 shares of Class A Common Stock issued were valued at $12.26 per share, for a total stock issued consideration of approximately $3.8 million. Through the acquisition of this subsidiary, the Company plans to manage current data networks and provide new internet products. The acquisition was accounted for as a purchase that generated $6.9 million in goodwill, which is amortized on a straight-line basis over a ten year period. The amortization expense for the three month period ending June 30, 1999, was approximately $115,000.

          During the second quarter of 1999, the Company acquired all of the outstanding stock of MetroComm, Inc. through the issuance of 2,190,308 shares of Class A Common Stock of the Company. The total purchase price of the acquisition was approximately $24.1 million. The 2,190,308 shares of Class A Common Stock issued were valued at $11.00 per share for a total stock issued consideration of $24.1 million. Through the acquisition of MetroComm, Inc., the Company acquired the 50% interest of MetroComm AxS, L.P. ("MetroComm") not already owned by the Company. After the acquisition, the Company's Columbus assets were transferred to MetroComm and all operations in Columbus will now be reported under the new entity. The acquisition was accounted for as a purchase that generated $18.8 million in goodwill, which is amortized on a straight-line basis over a ten year period. The amortization expense for the three month period ending June 30, 1999, was approximately $158,000.

          Both acquisitions are accounted for as purchases, which are consolidated with the Company's operations as of the acquisition dates. The allocation of the purchase price for these acquisitions is preliminary, subject to further evaluation of the assets and liabilities assumed.

3.   Initial Public Offering

          On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A Common Stock (the "Offering") at a price of $14 per share. The Offering generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the former Parent Companies (see Note 6). Remaining proceeds will be used for general corporate purposes and to fund the Company's continued growth, which may include acquisitions and joint ventures.

4.   Stockholder's Equity

          Prior to the Reorganization in July 1998, the assets and liabilities of the Company were beneficially owned by Time Warner and MediaOne, which through certain subsidiaries, are partners in TWE and by Advance through TWE-A/N.

          In July 1998, the Company completed the Reorganization under which the former Parent Companies contributed all of the assets and liabilities of the Company to TWT LLC and in connection therewith, the Class B Stockholders received all of the limited liability company interests in TWT LLC. In May 1999, TWT LLC was reconstituted as a corporation through the Reconstitution. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A Common Stock and Class B Common Stock and the Class B Stockholders exchanged their respective limited liability company interests for all of the outstanding shares of the Class B Common Stock. Accordingly, the accompanying consolidated and condensed financial statements have been adjusted to

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                  CONDENSED FINANCIAL STATEMENTS-(continued)


     retroactively reflect the authorization of the shares of Class A Common Stock and the authorization and issuance of shares of Class B Common Stock for all periods.

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

          The Company also is authorized to issue shares of Preferred Stock.
     The Company's Board of Directors has the authority to establish the voting powers, the preferences and special rights for the Preferred Stock. No such voting powers, preferences or special rights have been established as of June 30, 1999, and no shares of Preferred Stock have been issued at June 30, 1999.

5.   Long Term Debt

          On July 21, 1998, the Company issued $400 million principal amount of 9 3/4% Senior Notes due July 15, 2008 ("Notes"). The Notes are unsecured, unsubordinated obligations of the Company. Interest on the Notes is payable semiannually on January 15 and July 15, beginning January 15, 1999. The proceeds of the Notes were immediately invested in cash equivalents and marketable securities. Interest expense relating to the Notes totaled approximately $9.8 million for the three months ended June 30, 1999 and $19.5 million for the six months ended the same period.

6.   Subordinated Loans Payable to the Former Parent Companies

          During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the former Parent Companies. These loans from the former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. These loans bore interest (payable in kind) at The Chase Manhattan Bank's prime rate, which was 7.75% throughout 1999 to the payoff of the loan in May 1999. Interest expense relating to these loans totaled approximately $1.7 million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively and $5.1 million and $4.8 for the six months ended June 30, 1999 and 1998, respectively. In May 1999, proceeds from the Offering (see
     Note 3) were used to repay the subordinated loans from former Parent Companies in full, plus accrued interest. The total amount of principal and interest repaid was approximately $180.0 million.

7.   Related Party Transactions

          In the normal course of conducting its business, the Company has various transactions with the former Parent Companies, generally on terms resulting from negotiation between the affected units that, in management's view, result in reasonable allocations.

          The Company's operations, which in certain cases are co-located with TW Cable divisions, are allocated a charge for various overhead expenses for services provided by TW Cable. Prior to the Reorganization, these allocations are based on direct labor, total expenses, or headcount relative to each

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                  CONDENSED FINANCIAL STATEMENTS-(continued)


     operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at TW Cable facilities. After the Reorganization, these costs are based on contractual agreements with Time Warner Cable. The aggregate of these charges totaled approximately $467,000 and $1.2 million for the three months ended June 30, 1999 and 1998, respectively, and $947,010 and $2.6 million for the six months ended June 30, 1999 and 1998, respectively.

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

          Benefits under the TW Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension costs were $273,000 and $644,000 for the three months and six months ended June 30, 1998.

          Benefit costs under the MediaOne Pension Plan for certain employees of the Company were $185,000 and $336,000 for the three and six months ended June 30, 1998, respectively.

          The Company's contributions to the Savings Plan represented up to 6.67% of the employees' compensation during the plan year. TWE's Board of Representatives had the right in any year to set the maximum amount of the Company's annual contribution. Defined contribution plan expense was $220,000 and $442,000 for the three and six months ended June 30, 1998, respectively.

          As of January 1, 1999, the Company did not participate in the TW Pension Plan or the Savings Plan because the Company adopted its own benefit plans, including a 401(k) program.

          The Company licenses the right to use the majority of its fiber optic cable from TW Cable. The Company paid TW Cable $5.6 million and $2.0 million in the three months ended June 30, 1999 and 1998, respectively and $6.7 million and $3.2 million for the six months ended June 30, 1999 and 1998, respectively, under this arrangement. Such costs have been capitalized by the Company. The amortization of these costs and fiber previously capitalized in the amount of $2.6 million and $2.2 million for the three months ended June 30, 1999 and 1998 and $5.2 million and $4.5 million for the six months ended June 30, 1999 and 1998, respectively, has been classified as a component of depreciation and amortization in the accompanying consolidated and condensed statements of operations. In addition, under this licensing arrangement, the Company reimburses TW Cable for facility maintenance and pole rental costs, which costs amounted to $508,000 and $513,000 for the three months ended June 30, 1999 and 1998, respectively and $1.0 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively.

          During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the former Parent Companies. Interest expense relating to these loans totaled approximately $1.7 million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively and $5.1 million and $4.8 million for the six months ended 1999 and 1998, respectively (see Note 6).

                           TIME WARNER TELECOM INC.
                     NOTES TO CONSOLIDATED, COMBINED, and
                  CONDENSED FINANCIAL STATEMENTS-(continued)


8.   Commitments and Contingencies

          Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

9.   Income Taxes

          On May 14, 1999, in conjunction with the Reconstitution, a one-time charge to earnings of $39.4 million was recorded to recognize the net deferred tax liability associated with the change from a limited liability company to a corporation, as all of the Company's tax operating losses prior to May 14, 1999 were absorbed by the former Parent Companies. The income tax benefit for the quarter ended June 30, 1999, shown below includes the effect of the Reconstitution and the tax impact of operations from the date of the Reconstitution through June 30, 1999.

     Current and deferred tax expense is as follows:

     Current                                                   $        ---
     Deferred                                                  $  35,062,000
                                                               -------------

     Total                                                     $  35,062,000
                                                               =============

     Variations from the federal statutory rate for activity since the Reconstitution date are as follows:

     Expected federal income tax benefit at statutory rate             35.00%
     Effect of permanent differences                                   (0.73%)
     State income tax benefit, net of federal                           5.09%
                                                               -------------

     Income tax benefit                                                39.37%
                                                               =============


     Significant components of Time Warner Telecom's net deferred tax liability at June 30, 1999 are as follows:

     Deferred Tax Assets
     Allowance for Doubtful Accounts                           $   1,897,000
     Net Operating Losses since the Reconstitution             $   5,677,000
                                                               -------------
     Total Deferred Tax Assets                                 $   7,574,000
     Deferred Tax Liabilities
     Depreciation and Amortization                             $ (42,636,000)
                                                               -------------
     Total Deferred Tax Liabilities                            $ (42,636,000)
                                                               -------------
     Net Deferred Tax Liabilities                              $ (35,062,000)
                                                               =============

                           TIME WARNER TELECOM INC.
                           NOTES TO CONSOLIDATED, COMBINED, and
                         CONDENSED FINANCIAL STATEMENTS - (continued)

     At June 30, 1999, the Company has a net operating loss carryforward since the Reconstitution for federal income tax purposes of approximately $13.4 million. The net operating loss carryforward is scheduled to expire in 2019.

10.  Stock Option Plan

          In connection with the Reconstitution, the Company assumed the obligations under the former TWT LLC 1998 Option Plan, amended such plan and renamed it the Time Warner Telecom's 1998 Stock Option Plan ("1998 Option Plan"). The 1998 Option Plan provides for the granting of stock options to purchase shares of Class A Common Stock to directors and current or prospective employees of, and consultants or other individuals providing services to, the Company and its subsidiaries. As of June 30, 1999, approximately 6.1 million shares of stock options were granted. Approximately 1.4 million stock options vested on August 5, 1999.

                           TIME WARNER TELECOM INC.


Part II

Other Information

Item 2. Changes in Securities and Use of Proceeds.

        (a) On May 10, 1999, TWT LLC was reconstituted as a Delaware corporation by the merger of TWT LLC and TWT Inc. into a newly formed Delaware corporation, which then changed its name to Time Warner Telecom Inc. The members of TWT LLC exchanged their Class B limited liability company interests for all of the outstanding Class B Common Stock of the Company and the outstanding Class A limited liability company interests were exchanged for Class A Common Stock. After the Reconstitution, the rights of the holders of the Class A Common Stock and Class B Common Stock are governed by the Company's Restated Certificate of Incorporation and Restated Bylaws rather than TWT LLC's Amended and Restated Limited Liability Company Operating Agreement. In general, holders of Class A Common Stock have one vote per share and holders of Class B Common Stock have ten votes per share. Holders of the class A common Stock and Class B Common Stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B Common Stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A Common Stock, voting separately as a class.

        (c) On April 21, 1999, the Company issued 307,550 Class A limited liability company interests and paid additional consideration in cash to the eight shareholders of Internet Connect, Inc. to acquire all of the outstanding shares of capital stock of that company in a private placement under Section 4(2) of the Securities Act of 1934. The limited liability company interests were exchanged for 307,550 shares of the Company's Class A Common Stock in the reconstitution described in item 2(a).

             During the second quarter of 1999, the Company issued 2,190,308 shares of Class A Common Stock to the four individual shareholders of MetroComm, Inc. in connection with the merger of MetroComm, Inc. with a newly-created, wholly owned subsidiary of the Company, whereby MetroComm, Inc. became a wholly owned subsidiary of the Company. MetroComm, Inc. owns 50% of the partnership interests of MetroComm AxS, L.P., in which the Company already held the other 50% through a wholly owned entity. The shares were issued in a private placement under Section 4(2) of the Securities Act of 1933.

             During the second quarter of 1999, the Company granted options covering 170,000 shares of Class A Common Stock to employees under the Company's 1998 Stock Option Plan. The option price is the market value of the Class A Common Stock on the date of grant. These options were issued in a private placement under Section 4(2) of the Securities Act of 1933.

        (d) Pursuant to a registration statement on Form S-1 effective May 11, 1999, Registration No. 333-49439, the Company commenced an offering of 20,700,000 shares of its Class A Common stock at an aggregate price of $14 per share. The managing underwriters were Morgan Stanley & Co., Incorporated, Lehman Brothers Inc., and Bear, Stearns & Co., Inc. The Offering closed on May 14, 1999, and 20,700,000 shares were sold at an aggregate price of $289.8 million.

             The net proceeds of the Offering, were approximately $270.2 million after underwriters' discounts of $18.8 million and expenses of approximately $1.8 million (including expenses paid to the underwriters). Of the net proceeds, the Company used approximately $180.0 million to repay subordinated indebtedness to the former Parent Companies. The Company advanced an additional $14.6 million to MetroComm to repay senior debt. The balance of the proceeds was invested in short-term marketable securities.

                           TIME WARNER TELECOM INC.


Item 4.  Submission of Matters to a Vote of Security Holders.

         See Item 5.

Item 5.  Other Information

         Prior to the Company's offering of its Class A Common Stock, a new Delaware corporation was formed to become the successor to TWT LLC and TWT Inc. TWT LLC was formed to acquire the telephony business formerly operated by Time Warner Cable and to conduct an offering of 9 3/4% Senior Notes due 2008 on July 21, 1998. TWT Inc., a former wholly owned subsidiary of TWT LLC, was formed solely for the purpose of serving as co-obligor of the Notes. On May 10, 1999, TWT LLC and TWT Inc. merged into the newly formed Delaware corporation, which then changed its name to Time Warner Telecom Inc. The members of TWT LLC exchanged their Class B limited liability company interests for all of the outstanding Class B Common Stock of the Company and the outstanding Class A limited liability company interests were exchanged for Class A Common Stock. Pursuant to the merger, the former Representatives of TWT LLC became the directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K.

              - 8-K dated May 3, 1999 filed by Time Warner Telecom LLC, the Company's predecessor, reporting the execution of a definitive agreement to acquire the remaining 50% interest in MetroComm AxS, L.P. not already held by it.

              - 8-K dated May 11, 1999 filed by the Company, reporting the pricing of its initial public offering of Class A Common Stock.

                                   Signature



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TIME WARNER TELECOM INC.
                             (Registrant)



                             By:  /s/ Jill R. Stuart
                                  --------------------------
                             Name:  Jill R. Stuart
                             Title: Vice President and Chief Accounting Officer



Dated: August 16, 1999

                            TIME WARNER TELECOM INC.


                                 EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
------                         ----------------------

  2.1  --   Reorganization Agreement among Time Warner Companies, Inc.,
            MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner
            Entertainment Company, L.P., and Time Warner Entertainment-
            Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time
            Warner Telecom ("TWT") LLC's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 1998.*
  2.2  --   Merger Agreement among the Company, TWT LLC and TWT
            Inc. (filed as Exhibit 2.2 to the Company's
            Registration Statement on Form S-1 (Registration No.
            333-49439)).  *
  3.1  --   Restated Certificate of Incorporation of the
            Company (filed as Exhibit 2.2 to Company's
            Registration Statement on Form S-1
            (Registration No. 333-49439)).*
  3.2  --   Restated By-Laws of the Company
            (filed as Exhibit 3.2 to
            Company's Registration
            Statement on Form S-1
            (Registration No. 333-49439)).*
  4.1  --   Stockholders' Agreement, among the Company, Time Warner
            Companies, Inc., American Television and Communications
            Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM
            Holdings, L.P., Paragon Communications, MediaOne Group, Inc.,
            Multimedia Communications, Inc. and Advance/Newhouse
            Partnership (filed as Exhibit 4.1 to Company's Registration
            Statement on Form S-1 (Registration No. 333-49439)).*
  4.2  --   Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan
            Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1998).*
 10.1  --   Lease, between Quebec Court Joint Venture No. 2, Landlord, and
            Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994
            (filed as Exhibit 10.1 to TWT LLC's Registration Statement on
            Form S-1 (Registration No. 333-53553)).*
 10.2  --   Agreement for Assignment of Lease, dated September 12, 1997, between Ingram Micro Inc. and Time Warner Communications
            Holdings Inc. (filed as Exhibit 10.2 to TWT LLC's Registration
            Statement on Form S-1 (Registration No. 333-53553)).*
 10.3  --   First Amendment to Lease, dated October 15, 1997, by
            CarrAmerica Realty, L.P. and Time Warner Communications
            Holdings Inc. (filed as Exhibit 10.3 to TWT LLC's Registration
            Statement on Form S-1 (Registration No. 333-53553)).*
 10.4  --   Amended and Restated Time
            Warner Telecom Inc. 1998 Stock
            Option Plan.
 10.5  --   Employment Agreement between the Company and Larissa L.
            Herda (filed as Exhibit 10.6 to TWT LLC's Registration
            Statement on Form S-1 (Registration No. 333-53553)).*
 10.6  --   Employment Agreement between the Company and Paul B.
            Jones (filed as Exhibit 10.5 to TWT LLC's Registration
            Statement on Form S-1 (Registration No. 333-53553)).*
 10.7  --   Employment Agreement between the Company and A. Graham
            Powers (filed as Exhibit 10.7 to TWT LLC's Registration
            Statement on Form S-1 (Registration No. 333-53553)).*
 10.8  --   Employment Agreement between the Company and David J.
            Rayner (filed as Exhibit 10.8 to TWT LLC's Registration
            Statement on Form S-1 (Registration No. 333-53553)).*
 10.9  --   Employment Agreement between the Company and John T.
            Blount (filed as Exhibit 10.10 to TWT LLC's
            Registration Statement on Form S-1 (Registration No.
            333-53553)).*
10.10  --   Capacity License Agreement (filed as Exhibit 10.3 to TWT LLC's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            1998).*
10.11  --   Trade Name License Agreement (filed as Exhibit 10.4 to TWT
            LLC's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998).*

                           TIME WARNER TELECOM INC.


10.12  --   Master Capacity Agreement between MCIMetro Access Transmission
            Services, Inc., and Time Warner Communications, dated September
            9, 1994, as amended September 9, 1994 and August 28, 1997
            (filed as Exhibit 10.12 to Company's Registration Statement on
            Form S-1 (Registration No. 333-49439)).*+
10.13  --   Agreement between AT&T Communications, Inc. and Time Warner
            Communications, dated as of September 15, 1995, as amended on
            June 1, 1997 (filed as Exhibit 10.13 to Company's Registration
            Statement on Form S-1 (Registration No. 333-49439)).*+
   27  --   Financial Data Schedule

*    Incorporated by reference.

+ Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment and such portions have been filed with the Commission separately.