Form 10-Q
period 1999-09-30
TIME WARNER TELECOM INC
filed 1999-11-12
CIK 1057758

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

Commission File Number  0-30218

                           TIME WARNER TELECOM INC. *
                           ------------------------
             (Exact name of Registrant as specified in its charter)

            State of Delaware                              84-1500624
----------------------------------------            ------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

    5700 South Quebec Street
   Greenwood Village, Colorado                                80111
----------------------------------------            ------------------------
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (303) 566-1000

                            TIME WARNER TELECOM LLC
   (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [_]

The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of October 31, 1999, was:

      Time Warner Telecom Inc. Class A common stock  --  23,287,980 shares
                                      and
      Time Warner Telecom Inc. Class B common stock  --  81,250,000 shares
___________________________________

* On May 10, 1999, pursuant to a merger between Time Warner Telecom LLC and Time Warner Telecom Inc., Time Warner Telecom Inc. assumed the business and became the successor to the former Time Warner Telecom LLC. Prior to May 10, 1999, Time Warner Telecom LLC filed reports under the Securities Act of 1934 under Registration Number 333-53553.

                           TIME WARNER TELECOM INC.

                              INDEX TO FORM 10-Q
                              ------------------




                                                                                            Page
                                                                                            ----
Part I.  Financial Information
         ---------------------

         Items 1 and 2.  Financial Statements and Management's Discussion
                         ------------------------------------------------
                         and Analysis of Financial Condition and Results
                         -----------------------------------------------
                         of Operations:
                         --------------

                         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                            1

                         Consolidated and Condensed Balance Sheets at September 30,
                         1999 and December 31, 1998                                          13

                         Consolidated and Combined Statements of Operations for the
                         Three Months and Nine Months Ended September 30, 1999
                         and 1998                                                            14

                         Consolidated and Combined Statements of Cash Flows for the
                         Nine Months Ended September 30, 1999 and 1998                       15

                         Consolidated and Combined Statements of Changes in
                         Stockholders' Equity                                                16

                         Notes to Consolidated, Combined and Condensed Financial
                         Statements                                                          17

Part II. Other Information                                                                   24
         -----------------

         Item 2.         Changes in Securities and Use of Proceeds

         Item 5.         Other Information

         Item 6.         Exhibits and Reports on Form 8-K


                           TIME WARNER TELECOM INC.

Part I

Financial Information

Items 1 and 2. Financial Statements and Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

Cautions Concerning Forward Looking Statements

     The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. (the "Company"). Such discussion should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements included in Part II of Time Warner Telecom LLC's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain information included in this report contains forward-looking statements, including statements regarding the Company's expected financial position, business and financing plans. These forward-looking statements reflect the Company's views with respect to future events and financial performance. The words "believe," "expect," "plans," "intends" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are set forth under "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-53553) and include: the Company's limited history of operations, the Company's operating losses, the significant capital requirements required for the development and expansion of the Company's business, the Company's substantial leverage and insufficiency of its earnings to cover its fixed charges, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, the dependence of the Company on its relationship and agreements with the Former Parent Companies, as defined below, risks related to the Company's expansion into the provision of long distance services, the Company's dependence upon interconnection with and use of incumbent local exchange company networks, the competitive nature of the telecommunications business, the Company's dependence on its information billing systems, risks related to failure of Year 2000 remediations, the Company's dependence on its significant customers, regulatory developments and the Company's dependence on governmental and other authorizations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

     The Company is a leading fiber, facilities-based integrated communications carrier offering local businesses "last-mile" broadband connections for data, high-speed internet access, local voice and long-distance services. The Company serves customers in 20 metropolitan markets in the United States. The markets include: Austin, Houston and San Antonio, Texas; Charlotte, Greensboro and Raleigh, North Carolina; Albany, Binghamton, New York City and Rochester, New York; Northern New Jersey; Cincinnati and Columbus, Ohio; Memphis, Tennessee; Orlando and Tampa, Florida; Indianapolis, Indiana; Milwaukee, Wisconsin; San Diego, California and Honolulu, Hawaii. The Company plans to enter Dallas, Texas later this year and plans to enter Fayetteville, North Carolina and Dayton, Ohio by the middle of 2000. The Company has also announced its intention to enter the Orange County, California market and

                           TIME WARNER TELECOM INC.

connect San Diego, California to Los Angeles, California with fiber optic networks and to connect Austin, Houston, San Antonio, Dallas, Fort Worth and Waco, Texas with an inter-city fiber network ring. The term "Company" is used throughout this document to refer to the business that is currently operated by Time Warner Telecom Inc. and was previously owned and operated as described below.

     The Company began its business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies."

     TWE and TWE-A/N are owned as follows:

     (1) TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne"); and
     (2) TWE-A/N is a partnership of TWE, Time Warner and Advance/Newhouse Partnership ("Advance").

     On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T.

     The Company's business consists of the commercial telecommunications operations of Time Warner and TWE-A/N that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunications operations of TWE.

     On July 14, 1998, Time Warner Telecom LLC ("TWT LLC") succeeded to the ownership of the Company's business. At that time, Time Warner, MediaOne and Advance (collectively referred to as the "Class B Stockholders") formed TWT LLC to acquire the assets and liabilities of the Company's business from the Former Parent Companies and to conduct the offering on July 21, 1998 of $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "Senior Notes"). In the transaction, referred to as the "Reorganization," the Class B Stockholders (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC.

     On May 10, 1999, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. As part of the merger, the outstanding Class A limited company interests were converted into Class A common stock and the Class B Stockholders exchanged their interests in TWT LLC for Class B common stock of the newly formed corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and the Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis.

     The primary change to the Company's operating structure since the Reconstitution is that the management of the Company became accountable to the Board of Directors, instead of to the management committee of TWT LLC. In addition, all future net operating loss carryforwards, from the date of the Reconstitution, can be utilized against future earnings of the Company as a result of the change in the Company's operating and legal structure from a limited liability company to a corporation. Prior to the Reconstitution, all net operating loss carryforwards were allocated to and utilized primarily by the Former Parent Companies. The Company has not been, and will not be compensated for such net operating losses utilized by the Former Parent Companies. As a result of the Reconstitution, which occurred during the second quarter of 1999, the Company recognized a one-time charge to earnings for a deferred tax liability of approximately $39.4 million, which, for the period through September 30, 1999, has been partially offset by a net deferred income tax benefit of approximately $9.9 million.

                           TIME WARNER TELECOM INC.

     On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares, including an over-allotment of 2,700,000 shares, of Class A common stock at a price of $14 per share (the "Offering"). The Offering generated approximately $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. A portion of the proceeds of the Offering was used to repay $180 million of loans from the Former Parent Companies that were generated from the financing requirements of the Company from July 1, 1997 through July 14, 1998, which had remained outstanding, accruing interest, through May 14, 1999. The proceeds of the Offering remaining after repayment of such loans, have been and will continue to be used to fund the Company's continued growth, which may include acquisitions and joint ventures, and for general corporate purposes.

     As a result of the Offering, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 1999, the Class B Stockholders had approximately 97.2% of the combined voting power of the outstanding common stock. Upon completion of the Offering, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock.

     In connection with the Reconstitution, the Company assumed the obligations under the former Time Warner Telecom LLC 1998 Option Plan, amended such plan, and renamed it the Time Warner Telecom 1998 Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for the granting of stock options to purchase shares of Class A common stock to directors and current or prospective employees of, and consultants or other individuals providing services to, the Company and its subsidiaries. As of September 30, 1999, options for approximately 6.3 million shares are outstanding.

Acquisitions

     During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc. ("Inc.Net"), an internet service provider, for consideration of Class A limited liability interests in TWT LLC, the Company's predecessor, and approximately $3.8 million in cash. At the time of the Offering, such Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company, into which the limited liability interests were converted, will be held in escrow to be released to the former Inc.Net's shareholders over a period of three years. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new internet products.

     During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm, Inc. ("MetroComm") through the issuance of 2,190,308 shares of Class A common stock of the Company. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm AxS, L.P., a competitive local exchange carrier in Columbus, Ohio, not already owned by the Company.

                           TIME WARNER TELECOM INC.

Results of Operations

     The following table sets forth certain consolidated and combined statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

-----------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                             Nine Months Ended
                                                        September 30,                                  September 30,
                                        -------------------------------------------    --------------------------------------------
                                                1999                    1998                    1999                   1998
                                        --------------------    -------------------    --------------------    -------------------
                                                              (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services          $  40,666     57.0 %    $ 21,898     67.0 %    $ 105,727     59.6 %    $ 57,871     70.8 %
  Switched services                        30,649     43.0        10,788     33.0         71,558     40.4        23,910     29.2
                                        ---------    -------    --------    -------    ---------    -------    --------    -------
  Total revenue                            71,315    100.0        32,686    100.0        177,285    100.0        81,781    100.0
                                        ---------    -------    --------    -------    ---------    -------    --------    -------

Costs and expenses (1):
  Operating                                30,488     42.8        16,615     50.9         81,949     46.2        46,341     56.7
  Selling, general and administrative      30,097     42.2        21,124     64.6         80,501     45.4        55,294     67.6
  Depreciation and amortization            19,291     27.0        12,479     38.1         50,272     28.4        36,804     45.0
                                        ---------    -------    --------    -------    ---------    -------    --------    -------
  Total costs and expenses                 79,876    112.0        50,218    153.6        212,722    120.0       138,439    169.3
                                        ---------    -------    --------    -------    ---------    -------    --------    -------

Operating loss                             (8,561)   (12.0)      (17,532)   (53.6)       (35,437)   (20.0)      (56,658)   (69.3)

Equity in income (losses) of
  unconsolidated affiliate                     --       --            71      0.2            285      0.2           (16)      --
Interest income                             3,840      5.4         4,069     12.5         12,828      7.2         4,069      5.0
Interest expense (1)                       (9,983)   (14.0)      (11,098)   (34.0)       (35,139)   (19.8)      (15,808)   (19.4)
                                        ---------    -------    --------    -------    ---------    -------    --------    -------

Net loss before income taxes              (14,704)   (20.6)      (24,490)   (74.9)       (57,463)   (32.4)      (68,413)   (83.7)

Income tax (benefit) expense (2)           (5,589)    (7.8)           --       --         29,473     16.6            --       --
                                        ---------    -------    --------    -------    ---------    -------    --------    -------

Net loss                                $  (9,115)   (12.8)%    $(24,490)   (74.9)%    $ (86,936)   (49.0)%    $(68,413)   (83.7)%
                                        =========    =======    ========    =======    =========    =======    ========    =======

Basic and diluted loss per
 common share                           $   (0.09)                 (0.30)                  (0.94)                 (0.84)
Basic and diluted loss per
 common share before income taxes (2)   $   (0.14)                 (0.30)                  (0.62)                 (0.84)

Average common shares outstanding         104,480                 81,250                  92,957                 81,250

EBITDA (3)                              $  10,730     15.0 %      (5,053)   (15.5)%       14,835      8.4 %     (19,854)   (24.3)%
Net cash provided by (used in)
 operating activities                        (467)                22,231                 (13,194)                 3,327
Net cash used in investing activities    (140,480)               (33,682)               (124,804)               (87,116)
Net cash provided by financing
 activities                                 2,192                403,139                  75,252                475,477
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes expenses resulting from transactions with affiliates of $3.6 million and $7.5 million in the three months ended September 30, 1999 and 1998, respectively, and $15.9 million and $20.3 million in the nine months ended September 30, 1999 and 1998, respectively.
(2) A one-time charge to earnings of $39.4 million was recorded in the second quarter of 1999 to reflect the deferred tax liability associated with the change from a limited liability company to a corporation. Income tax expense for the nine months ended September 30, 1999 reflects the $39.4 million charge, net of a $9.9 million deferred income tax benefit, resulting in net income tax expense and deferred tax liability of approximately $29.5 million.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that

                           TIME WARNER TELECOM INC.

     investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating and one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

General

     The Company's revenue has been derived primarily from business telephony services, including dedicated transmission, local switched, long distance, as well as data and high-speed dedicated internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, internet service providers, wireless communications companies and governmental entities. Since its inception in 1993, the Company has experienced significant growth in revenue and the geographic scope of its operations. An increasing portion of the Company's growth in revenue has come from the provision of local switched services as a result of the 18 digital voice switches deployed as of September 30, 1999. The Company believes that switched services provide the opportunity for a higher incremental rate of return on capital invested than those expected from dedicated transport services. The shift of the revenue growth to switched services may cause the Company's revenue to become less predictable since a portion of such services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenue for the Company. Furthermore, it is expected that the growth in the switched service offerings will expand the Company's customer base to customers that are generally smaller than those who purchase dedicated transport services. Key to the Company's strategy is leveraging its existing fiber optic networks by adding additional services such as internet and data services and an integrated product for smaller customers. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with dedicated transport services. The Company intends to minimize churn in services to smaller customers by offering such service under minimum one-year contracts.

     The Company benefits from its strategic relationship with the Former Parent Companies both through network facilities access and cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from the Former Parent Companies. As of September 30, 1999, the Company operated networks in 20 metropolitan areas that spanned 7,704 route miles, contained 313,549 fiber miles and offered service to 5,211 buildings.

     The Company plans to continue expanding its revenue base by fully utilizing available network capacity in its existing markets, by adding networks in new markets and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium and large-sized business customers. The Company intends to expand its product offerings on a continuous basis to achieve a diverse revenue base. As part of that process, the Company is targeting the expansion of data products that can be offered on the Company's existing network.

     Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the incumbent local exchange carriers, other competitors and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects such costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth.

                           TIME WARNER TELECOM INC.

     Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses include costs related to sales and marketing, information technology, billing, regulatory and legal costs. These costs have increased over time as the Company has increased its operations and revenue.
The Company expects these costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth.

     In the normal course of business, the Company engages in various transactions with the Former Parent Companies, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with the Former Parent Companies with respect to certain of such transactions. The Company's selling, general and administrative expenses include charges allocated from the Former Parent Companies for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of such costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from the Former Parent Companies through prepaid right-to-use agreements and reimburses the Former Parent Companies for facility maintenance and pole rental costs. Such maintenance and pole rental costs are included in the Company's operating expenses.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenue. Revenue increased $38.6 million, or 118%, to $71.3 million for the three months ended September 30, 1999, from $32.7 million for the comparable period in 1998. Revenue from the provision of dedicated transport services increased $18.8 million or 86%, to $40.7 million for the three months ended September 30, 1999, from $21.9 million for the comparable period in 1998. Switched service revenue increased $19.8 million, or 183%, to $30.6 million for the three months ended September 30, 1999, from $10.8 million for the comparable period in 1998. Exclusive of the effects of acquisitions, dedicated transport service and switched service revenue increased 71% and 177%, respectively. The increase in revenue from dedicated transport services primarily reflects a 53% increase in dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 125% increase in switched service customers, and an increase in revenue from switched access services, reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks, represented 7% and 9% of total revenue for the three months ended September 30, 1999 and 1998, respectively. At September 30, 1999 the Company offered dedicated transport and switched services in 20 consolidated metropolitan areas. At September 30, 1998, the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

     Operating Expenses. Operating expenses increased $13.9 million, or 84%, to $30.5 million for the three months ended September 30, 1999, from $16.6 million for the comparable period in 1998. Exclusive of the effects of acquisitions, such expenses increased 69%. The increase in operating expenses was primarily attributable to the expansion of the Company's business, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection and increased headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 43% for the three months ended September 30, 1999 from 51% for the comparable period in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.0 million, or 43%, to $30.1 million for the three months ended September 30, 1999, from $21.1 million for the comparable period in 1998. Exclusive of the effects of acquisitions, such expenses increased 38%. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenue, increased property taxes, training and data

                           TIME WARNER TELECOM INC.

processing costs, an increase in employee headcount and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenue, selling, general and administrative expenses decreased to 42% for the three months ended September 30, 1999 from 65% for the comparable period in 1998.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.8 million, or 54%, to $19.3 million for the three months ended September 30, 1999, from $12.5 million for the comparable period in 1998. Exclusive of the effects of acquisitions, such expense increased 48%. The increase in depreciation and amortization expense was primarily attributable to increased increased capital expenditures and increased goodwill generated from acquisitions.

     EBITDA. EBITDA for the three months ended September 30, 1999 increased $15.8 million, or 310%, to $10.7 million in 1999, from a loss of $5.1 million in 1998. Exclusive of the effects of acquisitions, such amount increased 303%. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base and higher selling, general and administrative expenses required to support the expansion.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans payable from the Former Parent Companies. Such loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, approximately $180 million of the proceeds from the Offering were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest. Interest expense relating to the Senior Notes was $10.0 million for the three months ended September 30, 1999 and interest expense relating to such Senior Notes and subordinated loans payable aggregated $11.1 million for the three months ended September 30, 1998. Such decrease of $1.1 million is primarily due to the lower weighted average debt balance during the three months ended September 30, 1999.

     Net Loss. Net loss decreased $15.4 million, or 63% to $9.1 million for the three months ended September 30, 1999, from a net loss of $24.5 million for the comparable period in 1998. The net loss decrease is primarily due to the improvement in EBITDA.

     Loss per Common Share. The basic and diluted loss per common share was computed by dividing the net loss applicable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. The increase in the weighted average shares outstanding is due to the issuance of Class A common stock for the Offering, for acquisitions and upon the exercise of stock options. For the three months ended September 30, 1999, the basic and diluted loss per common share decreased ($0.21) per share or 70% to ($0.09) per share from ($0.30) per share for the comparable period in 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenue. Revenue increased $95.5 million, or 117%, to $177.3 million for the nine months ended September 30, 1999, from $81.8 million for the comparable period in 1998. Revenue from the provision of dedicated transport services increased $47.8 million or 83%, to $105.7 million for the nine months ended September 30, 1999, from $57.9 million for the comparable period in 1998. Switched service revenue increased $47.7 million, or 200%, to $71.6 million for the nine months ended September 30, 1999, from $23.9 million for the comparable period in 1998. Exclusive of the effects of acquisitions, dedicated transport service and switched service revenue increased 76% and 194%, respectively. The increase in revenue from dedicated transport services primarily reflects a 60% increase in dedicated transport customers and a broader array of products and services offered in existing markets. The increase in

                           TIME WARNER TELECOM INC.

switched service revenue reflects a 152% increase in switched service customers, and an increase in revenue from switched access services, reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks, represented 7% and 8% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999 the Company offered dedicated transport and switched services in 20 consolidated metropolitan areas. At September 30, 1998, the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

     Operating Expenses. Operating expenses increased $35.6 million, or 77%, to $81.9 million for the nine months ended September 30, 1999, from $46.3 million for the comparable period in 1998. Exclusive of the effects of acquisitions, such expenses increased 70%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection and increased headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 46% for the nine months ended September 30, 1999 from 57% for the comparable period in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.2 million, or 46%, to $80.5 million for the nine months ended September 30, 1999, from $55.3 million for the comparable period in 1998. Exclusive of the effects of acquisitions, such expenses increased 43%. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenue, higher property taxes, increase in office rent, the implementation of new billing and system software, higher data processing costs, an increase in employee headcount and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenue, selling, general and administrative expenses decreased to 45% for the nine months ended September 30, 1999 from 68% for the comparable period in 1998.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.5 million, or 37%, to $50.3 million for the nine months ended September 30, 1999, from $36.8 million for the comparable period in 1998. Exclusive of the effects of acquisitions, such expense increased 33%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

     EBITDA. EBITDA for the nine months ended September 30, 1999 increased $34.7 million, or 174%, to $14.8 million in 1999, from a loss of $19.9 million in 1998. Exclusive of the effects of acquisitions, such amount increased 172%. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Former Parent Companies. Such loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, approximately $180 million of the proceeds from the Offering were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest. Interest expense relating to these loans and Senior Notes totaled $35.1 million and $15.8 million for the nine months ended September 30, 1999 and 1998, respectively. Such increase of $19.3 million is primarily due to the higher weighted average debt balance during the nine months ended September 30, 1999.

     Net Loss. Net loss increased $18.5 million, or 27% to $86.9 million for the nine months ended September 30, 1999, from a net loss of $68.4 million for the comparable period in 1998. The increase in

                           TIME WARNER TELECOM INC.


net loss is primarily related to a one-time charge to earnings of $39.4 million in deferred income tax expense, partially offset by a $9.9 million deferred income tax benefit, related to activity since the Reconstitution, and partially offset by improved results from operations.

     Loss per Common Share. The basic and diluted loss per share was computed by dividing net loss applicable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. The increase in the weighted average shares outstanding is due to the issuance of Class A common stock for the Offering, for acquisitions and upon the exercise of stock options. For the nine months ended September 30, 1999, the basic and diluted loss per common share increased $0.10 per share or 12% to ($0.94) per share from ($0.84) per share for the comparable period in 1998.

Liquidity and Capital Resources

     Cash Flows. For the nine months ended September 30, 1999, net cash used in operating activities was $13.2 million as compared to net cash provided by operating activities of $3.3 million for the nine months ended September 30, 1998. This change in cash used in operating activities is principally the result of a change in accounts payable and other current liabilities in 1998 partially offset by an improvement in EBITDA in 1999.

     Net cash used in investing activities increased $37.7 million to $124.8 million for the nine months ended September 30, 1999, as compared to net cash used in investing activities of $87.1 million for the nine months ended September 30, 1998. The increase was primarily due to increased capital expenditures.

     Net cash provided by financing activities for the nine months ended September 30, 1999 decreased by $400.2 million, as compared to the corresponding period in 1998. Net cash provided by financing activities for the nine months ending September 30, 1999, reflects the net proceeds from the Offering of $270.2 million, offset by the repayment of loans from the Former Parent Companies of $180.0 million, as well as acquired debt and capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 1998, reflects proceeds from issuance of the Senior Notes and loans from the Former Parent Companies.

     Financing. During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. Such loans remained outstanding, accruing interest, through May 14, 1999. Such loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. On July 21, 1998, the Company issued $400 million principal amount of the Senior Notes. The Senior Notes are unsecured, unsubordinated obligations of the Company. On May 14, 1999, approximately $180 million of the proceeds from the Offering were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest. The proceeds of the Offering remaining after repayment of the subordinated loans payable, combined with the proceeds from the Senior Notes, have been and will continue to be used to fund the Company's continued growth, which includes expansion of the Company's networks, and for general corporate purposes.

     The Former Parent Companies are not under any obligation to make any additional equity investments or loans to the Company. If necessary, the Company may negotiate a bank credit facility to provide it with working capital and enhance its financial flexibility. There can be no assurance that such financing will be available to the Company or on acceptable terms.

     Although the primary use of the remaining proceeds of the Offering and the Senior Notes will be to fund ongoing business operations through the middle of 2001, the Company intends to continue to evaluate potential acquisitions and joint ventures. Currently, the Company has no new definitive agreement with

                           TIME WARNER TELECOM INC.


respect to any material acquisition or joint venture, although from time to time it may discuss and assess opportunities with other companies, including the Former Parent Companies.

     The Company expects that its future cash requirements will principally be for funding future growth and capital expenditures. The Company expects that the $277.2 million in cash, cash equivalents and marketable securities at September 30, 1999, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned and pay interest on the Senior Notes through the middle of 2001. After such time, the Company expects to require additional financing. However, in the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company is considering geographic expansion plans, which would require additional financing. The Company's revenue and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

     Capital Expenditures. The facilities-based telecommunications business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for:

     . the purchase and installation of switches, electronics, fiber and construction of central office facilities in new and existing markets,

     . the acquisition and expansion of networks currently owned and operated by other companies, and

     . the evolution of the network to support new products, services and technologies.

     The Company's expected capital expenditures for general corporate and working capital purposes include:

     . expenditures with respect to the Company's management information system and corporate service support infrastructure, and

     . operating and administrative expenses with respect to existing and new networks.

     During the first nine months of 1999, capital expenditures were $138.3 million (net of capital leases incurred of $3.4 million), an increase of $51.2 million from the nine months ended September 30, 1998. The largest commitment of capital has been related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 736 route miles of fiber since December 31, 1998. Based on historic capital requirements for network construction in relation to sales volume and network expansion plans, the Company anticipates it will commit approximately $220 million in 1999 and approximately $250 million in 2000 to fund its capital expenditures. The estimate for Year 2000 capital expenditures does not include additional capital expenditures that may be necessary in connection with a plan that the Company has under consideration to accelerate its geographic expansion. There is no assurance that such expansion will occur.

                           TIME WARNER TELECOM INC.


Year 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company relies upon many computer systems spanning its entire operation. Year 2000 issues could impact the Company's information systems as well as computer hardware and equipment that is part of its telephony network such as switches, termination devices and SONET rings that may contain embedded software or "firmware."

     The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties.
The majority of the Company's exposure to potential Year 2000 problems is in the latter area where the situation is much less within the Company's ability to predict or control. The Company's business is heavily dependent on technology. For example, like all other telecommunications providers, the Company must interconnect its networks with other carriers and service providers in order to provide end-to-end service to customers. The Company cannot control the Year 2000 readiness of those parties but to the extent practicable, the Company has assessed its interfaces with them in accordance with guidelines established by national telecommunications industry testing organizations and is working with those parties to resolve any difficulties identified in that process. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems, such as suppliers of software systems for billing, ordering and other key business operations.

     The Company developed and is executing a Year 2000 action plan to address identification and assessment of potential Year 2000 issues, remediation, testing and implementation of any corrected software or firmware. The Company completed the first phase of such action plan which involved making the Company's internal organizations aware of Year 2000 issues and assigning responsibility internally for the Year 2000 readiness program. The Company also completed the second phase of its plan, identification and assessment, which involved an inventory and review of software and equipment used in the Company's operations, and the third phase, remediation measures that were identified as necessary in the assessment process. The Company also completed its planned validation testing, including all of the equipment comprising its telephony networks and switches that were already represented by the vendors to be Year 2000 ready. On the basis of the results of this validation testing, the Company believes that such equipment will continue to accurately recognize and process date information on and after January 1, 2000. In addition, the Company completed validation testing of its operational support systems, existing back office systems, billing systems and end-to-end telephony system testing in a laboratory environment. This testing has not revealed the need for further remediation of those systems. The Company's original Year 2000 action plan was revised to include the equipment and software operated by Inc.Net, which the Company purchased in April 1999. Inc.Net's sellers represented to the Company that its hardware and software is Year 2000 compliant and Inc.Net has obtained vendor documentation and confirmation with respect to the Year 2000 readiness of its critical components that has been reviewed by the Company's Year 2000 staff.

     The Company determined that implementation of some new back office systems for ordering, workflow management, service design and trouble management originally planned for 1999 could not be completed in time for validation testing before the fourth quarter of 1999. The Company's Year 2000 action plan currently includes a moratorium on the installation of new hardware or software systems during the last 60 to 90 days of 1999 in order to avoid the creation of new Year 2000 issues during that period and to allow the Company's information technologies personnel to focus on contingency planning. In order to accommodate the deferred implementation of these new systems, the Company remediated and completed validation testing of the back office systems that would have been replaced by the new systems.

                           TIME WARNER TELECOM INC.


     Costs of addressing potential Year 2000 problems have not been material to date and, based on preliminary information gathered to date from the Company, its customers and vendors, are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     Total costs incurred with respect to Year 2000 issues were approximately $115,000 in 1998 and $2.4 million in the first nine months of 1999. Based on the Company's current Year 2000 action plan, the Company estimates that total 1999 costs will be approximately $2.6 million. The majority of the estimated 1999 costs represent the costs of personnel who will conduct verification testing of equipment and software, costs of remediating certain back office systems, costs of out-sourcing the testing of some existing software systems, test equipment and costs for replacement of certain personal computers. Estimated Year 2000 costs do not include the cost of replacing systems, the replacement of which is not being accelerated due to Year 2000 issues, or the costs of software maintenance contracts that the Company would have entered into in the normal course of business. In some cases, Year 2000 compliant upgrades to third party software systems licensed to the Company are being supplied under these maintenance agreements. However, the Company's Year 2000 costs could exceed these estimates if third party equipment or software do not perform as represented, additional unanticipated Year 2000 issues arise or planned remediation efforts are unsuccessful.

     The Company has developed specific contingency plans in the event that unanticipated problems arise from Year 2000 issues, including plans for extra staffing and surveillance of operations at year-end, prioritization of systems for restoral and manual work-arounds for automated processes. As part of this process, the Company examined its existing emergency procedures to determine how those procedures could meet the demand of failures resulting from Year 2000-related problems and updated such procedures as needed. The Company also plans to conduct tests of its contingency plans by simulating interruptions in a test laboratory which reproduces the Company's switch and transport environments and is testing contingency processes in its field operations.

     Management believes that it has established a sound program to resolve significant Year 2000 issues within its sole control in a timely manner and that the Company has made satisfactory progress in addressing issues dependent on third parties. However, the Company's Year 2000 program is not yet complete. The Company's failure to correctly identify and remediate all Year 2000 issues within its control or the failure of third-party suppliers with which the Company interconnects to address their Year 2000 issues could pose various risks to the Company. Those risks may include the possibility of interruptions to the Company's basic services and difficulties in passing traffic to or receiving traffic from other carriers, detecting and resolving trouble in the networks, provisioning new service to customers, billing customers and other carriers and collecting revenue. These impacts as well as disruptions experienced by other parties could result in material adverse consequences to the Company, including loss of revenue and substantial unanticipated costs, the amount of which cannot reasonably be estimated at this time.

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS

                                                                             September 30,   December 31,
                                                                                 1999             1998
                                                                             -------------   ------------
                                                                               (unaudited)
                                                                                (amounts in thousands,
                                                                                except share amounts)
                                ASSETS
Current assets:
   Cash and cash equivalents..............................................       $  42,394         105,140
   Marketable securities..................................................         229,793         231,107
   Receivables, less allowances of $6,151 and $2,692......................          37,001          26,690
   Prepaid expenses.......................................................           2,120           2,176
                                                                                 ---------        --------
      Total current assets................................................         311,308         365,113
                                                                                 ---------        --------

Investment in unconsolidated affiliate (note 2)...........................               -           5,707

Property, plant and equipment.............................................         786,496         612,119
   Less accumulated depreciation..........................................        (173,359)       (117,961)
                                                                                 ---------        --------
                                                                                   613,137         494,158
                                                                                 ---------        --------

Long-term marketable securities...........................................           4,996          19,750

Intangible assets, net of accumulated amortization (note 2)...............          46,934          19,616
                                                                                 ---------        --------
      Total assets........................................................       $ 976,375         904,344
                                                                                 =========        ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................................       $  30,237          38,888
   Other current liabilities..............................................          93,673          82,865
                                                                                 ---------        --------
      Total current liabilities...........................................         123,910         121,753
                                                                                 ---------        --------

Long-term debt and capital lease obligations (note 3).....................         403,342         400,000

Deferred income taxes (note 7)............................................          29,473               -

Subordinated loans payable to the Former Parent Companies (including
  $3,399 of accrued interest in 1998) (note 4)............................               -         174,940

Stockholders' equity (note 1):
   Preferred stock, $0.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding.....................................               -               -
   Class A common stock, $0.01 par value, 277,300,000 shares authorized,
     23,Z71,907 shares issued and outstanding in 1999.....................             233               -
   Class B common stock, $0.01 par value, 162,500,000 shares authorized,
     81,250,000 shares issued and outstanding in 1999 and 1998............             813             813
   Additional paid-in capital.............................................         554,356         255,654
   Accumulated deficit....................................................        (135,752)        (48,816)
                                                                                 ---------        --------
      Total stockholders' equity..........................................         419,650         207,651
                                                                                 ---------        --------
      Total liabilities and stockholders' equity..........................       $ 976,375         904,344
                                                                                 =========        ========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                       Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                       -------------------       -----------------
                                                                         1999         1998        1999        1998
                                                                         ----         ----        ----        ----
                                                                     (amounts in thousands, except per share amounts)
Revenue:
   Dedicated transport services..................................      $ 40,666      21,898      105,727      57,871
   Switched services.............................................        30,649      10,788       71,558      23,910
                                                                       --------     -------      -------     -------
      Total revenue..............................................        71,315      32,686      177,285      81,781
                                                                       --------     -------      -------     -------
Costs and expenses (a):
   Operating.....................................................        30,488      16,615       81,949      46,341
   Selling, general and administrative...........................        30,097      21,124       80,501      55,294
   Depreciation and amortization.................................        19,291      12,479       50,272      36,804
                                                                       --------     -------      -------     -------
      Total costs and expenses...................................        79,876      50,218      212,722     138,439
                                                                       --------     -------      -------     -------

Operating loss...................................................        (8,561)    (17,532)     (35,437)    (56,658)

Equity in income (losses) of unconsolidated affiliate (note 2)...             -          71          285         (16)
Interest income..................................................         3,840       4,069       12,828       4,069
Interest expense (a).............................................        (9,983)    (11,098)     (35,139)    (15,808)
                                                                       --------     -------      -------     -------
Net loss before income taxes.....................................       (14,704)    (24,490)     (57,463)    (68,413)

Income tax (benefit) expense (note 7)............................        (5,589)          -       29,473           -
                                                                       --------     -------      -------     -------
Net loss.........................................................      $ (9,115)    (24,490)     (86,936)    (68,413)
                                                                       ========     =======      =======     =======
Basic and diluted loss per common share..........................      $  (0.09)      (0.30)       (0.94)      (0.84)
                                                                       ========     =======      =======     =======
Average common shares outstanding................................       104,480      81,250       92,957      81,250
                                                                       ========     =======      =======     =======
(a) Includes expenses resulting from transactions with
    affiliates (note 5):
   Operating.....................................................      $    749         508        1,764       1,534
                                                                       ========     =======      =======     =======
   Selling, general and administrative...........................      $    312       1,299        1,259       3,882
                                                                       ========     =======      =======     =======
   Depreciation and amortization.................................      $  2,626       2,252        7,842       6,705
                                                                       ========     =======      =======     =======
   Interest expense..............................................      $      -       3,375        5,078       8,146
                                                                       ========     =======      =======     =======

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      ---------------------
                                                                                        1999        1998
                                                                                      ---------   ---------
                                                                                      (amounts in thousands)
OPERATING ACTIVITIES
Net loss...........................................................................   $ (86,936)    (68,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization....................................................      50,272      36,804
  Equity in (income) losses of unconsolidated affiliate............................        (285)         16
  Deferred income tax expense......................................................      29,473           -
  Changes in operating assets and liabilities, net of the effect of acquisitions:
    Receivables and other current assets...........................................      (8,641)    (17,538)
    Accounts payable and other current liabilities.................................       1,986      52,551
    Other balance sheet changes....................................................         937         (93)
                                                                                      ---------   ---------
      Net cash provided by (used in) operating activities..........................     (13,194)      3,327
                                                                                      ---------   ---------
INVESTING ACTIVITIES
Capital expenditures...............................................................    (138,305)    (87,116)
Cash paid for acquisitions, net of cash acquired...................................      (2,567)          -
Purchases of marketable securities.................................................    (116,557)          -
Proceeds from maturities of marketable securities..................................     132,625           -
                                                                                      ---------   ---------
      Net cash used in investing activities........................................    (124,804)    (87,116)
                                                                                      ---------   ---------
FINANCING ACTIVITIES
Proceeds of loans from Former Parent Companies.....................................           -      87,977
Repayment of loans to Former Parent Companies......................................    (180,018)          -
Payment of capital lease obligations...............................................        (133)          -
Repayment of acquired debt.........................................................     (15,668)          -
Net proceeds from issuance of debt.................................................           -     387,500
Net proceeds from issuance of common stock upon exercise of stock options..........         889           -
Net proceeds from initial public offering..........................................     270,182           -
                                                                                      ---------   ---------
      Net cash provided by financing activities....................................      75,252     475,477
                                                                                      ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................     (62,746)    391,688

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................     105,140           -
                                                                                      ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................   $  42,394     391,688
                                                                                      =========   =========
Supplemental disclosures of cash flow information--cash paid during
  the period for interest..........................................................   $  46,825           -
                                                                                      =========   =========

Supplemental schedule for noncash investing and financing activities: Time Warner Telecom Inc. (the "Company") issued Class A common stock aggregating $27.9 million to purchase the common stock of Internet Connect, Inc. ("Inc. Net") and MetroComm, Inc. ("MetroComm").

In 1999, the Company incurred capital lease obligations of $3.4 million for the purchase of fiber, equipment and furniture leases.


                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                           CONSOLIDATED AND COMBINED
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                     Common Stock
                                                          ---------------------------------
                                                              Class A          Class B       Additional                    Total
                                                          --------------    ---------------   paid-in     Accumulated  stockholders'
                                                          Shares   Amount   Shares   Amount   capital       deficit       equity
                                                          ------   ------   ------   ------  ---------    -----------  -----------

BALANCE AT DECEMBER 31, 1997..........................      --     $   --   81,250   $  813   554,994       (255,417)     300,390
Net loss prior to Reorganization......................      --         --      --       --      --           (43,923)     (43,923)
                                                          ------   ------   ------   ------  --------      ---------    ---------
                                                                            81,250      813   554,994       (299,340)     256,467
Effect of Reorganization (note 1).....................      --         --      --       --   (299,340)       299,340         --
Net loss after Reorganization.........................      --         --      --       --         --        (48,816)     (48,816)
                                                          ------   ------   ------   ------  --------      ---------    ---------
BALANCE AT DECEMBER 31, 1998..........................                      81,250      813   255,654        (48,816)     207,651

Initial public offering, net of
  offering expenses of $19,618 (note 1)...............    20,700      207      --       --    269,975           --        270,182
Issuance of common stock for acquisitions (note 2)....     2,498       25      --       --     27,839           --         27,864
Issuance of common stock upon exercise
  of stock options....................................        74        1      --       --        888           --            889
Net loss..............................................      --         --      --       --        --         (86,936)     (86,936)
                                                          ------   ------   ------   ------  --------      ---------    ---------
BALANCE AT SEPTEMBER 30, 1999.........................    23,272   $  233   81,250   $  813   554,356       (135,752)     419,650
                                                          ======   ======   ======   ======  ========       =========    ========



                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                        CONDENSED FINANCIAL STATEMENTS

                              September 30, 1999
                                  (unaudited)

1.  Organization and Summary of Significant Accounting Policies

    Description of Business and Capital Structure

         The Company, a Delaware corporation, is a leading fiber, facilities-based integrated communications carrier in selected metropolitan markets across the United States, offering local businesses "last-mile" broadband connections for data, high-speed internet access, local voice and long distance services.

         The Company began its business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies."

         TWE and TWE-A/N are owned as follows:

         (1) TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne"); and

         (2) TWE-A/N is a partnership of TWE, Time Warner and Advance/Newhouse Partnership ("Advance").

          On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T.

          The Company's business consists of the commercial telecommunications operations of Time Warner and TWE-A/N that were each acquired or formed in 1995, as well as the pre-existing commercial telecommunications operations of TWE.

               On July 14, 1998, Time Warner Telecom LLC ("TWT LLC") succeeded to the ownership of the Company's business. At that time, Timer Warner, MediaOne and Advance (collectively referred to as the "Class B Stockholders") formed TWT LLC to acquire the assets and liabilities of the Company's business from the Former Parent Companies and to conduct the offering on July 21, 1998 of $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "Senior Notes"). In such transaction, referred to as the "Reorganization," the Class B Stockholders (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

          On May 10, 1999, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                  CONDENSED FINANCIAL STATEMENTS--(continued)

     stock of the newly formed corporation, Time Warner Telecom Inc. Following the Reconstitution, the Class B Stockholders held all of the Company's Class B common stock. Accordingly, the accompanying financial statements have been adjusted to retroactively reflect the authorization and issuance of the shares of Class A common stock and Class B common stock for all periods presented.

          On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares, including an over-allotment of 2,700,000 shares, of Class A common stock at a price of $14 per share (the "Offering"). The Offering generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the Former Parent Companies (see note 4). Remaining proceeds have been and will continue to be used to fund the Company's continued growth, which may include acquisitions and joint ventures, and for general corporate purposes.

          The Company also is authorized to issue shares of Preferred Stock.
     The Company's Board of Directors has the authority to establish the voting powers, the preferences and special rights for the Preferred Stock. No such voting powers, preferences or special rights have been established as of September 30, 1999, and no shares of Preferred Stock have been issued at September 30, 1999.

          The Company's revenue has been derived primarily from the provision of "private line" or "direct access" telecommunications services; however, an increasing portion is derived from the provision of switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, long distance, data and high-speed internet access services. In addition, the Company benefits from its strategic relationship with the Former Parent Companies both through access rights and cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from the Former Parent Companies.

     Basis of Presentation

          Until July 14, 1998, the historical financial statements of the Company reflected the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the commercial telecommunications operations of the Former Parent Companies, as if they had been operating as a separate company. Although these financial statements are presented as if the Company had operated as a corporation, the Company operated as a partnership for tax purposes and continued to operate in a partnership structure through May 10, 1999. The consolidated and combined statements of operations have been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of agreements related to the Reorganization, primarily relating to office rent, overhead charges for various administrative functions performed by the Former Parent Companies and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods which management believes result in reasonable allocation of such costs.

          The accompanying interim consolidated, combined and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                  CONDENSED FINANCIAL STATEMENTS--(continued)

     accompanying financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 1998.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Basis of Consolidation and Accounting for Investments

          The consolidated and combined financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with the Former Parent Companies are disclosed as related party transactions.

          Investments in entities in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. At December 31, 1998, the Company's investment in unconsolidated affiliate consisted solely of a 50% investment in MetroComm AxS, L.P. ("MetroComm L.P."), a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee are included in the consolidated and condensed balance sheets, and only the Company's share of the investee's income (losses) are included in the consolidated and combined statements of operations. During the second quarter of 1999, the remaining 50% of MetroComm L.P. was acquired (see note 2) and, accordingly, is accounted for on a consolidated basis as of May 31, 1999.

     Significant Customers

          The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the nine months ended September 30, 1999 and 1998, the Company's top 10 customers accounted for 39% and 40%, respectively, of the Company's consolidated and combined revenue. AT&T and MCI WorldCom, Inc., accounted for more than 10% of the Company's total revenue in 1999 and 1998. However, a substantial portion of such revenue results from traffic that is directed to the Company by the Company's customers who have selected such carriers as their long distance providers. Revenue includes sales to AT&T and MCI WorldCom, Inc. (including sales directed to the Company by the Company's customers) of approximately $36.2 million and $20.8 million for the nine months ended September 30, 1999 and 1998, respectively.

     Segment Reporting

          The Company operates in 20 locations and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA and capital spending of these operating locations. Each of the locations offer the same products and services, have similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company's executives, allowing the 20 locations to be aggregated, resulting in one reportable line of business.

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                  CONDENSED FINANCIAL STATEMENTS--(continued)

     Cash, Cash Equivalents and Marketable Securities

          Prior to July 14, 1998, the Company did not maintain any cash or marketable securities since all funding of the Company's operating, investing and financing activities was provided by capital contributions from the Former Parent Companies or by subordinated loans payable to the Former Parent Companies (see note 4). Such funding consisted of subordinated loans during the period from July 1, 1997 through July 14, 1998, and remained outstanding until May 14, 1999. The capital contributions of the Former Parent Companies, which are non-interest bearing, have been included in additional paid-in capital. Prior to repayment of the subordinated loans in May 1999, the subordinated loans, including accrued interest, had been reflected as long-term liabilities in the accompanying consolidated and condensed balance sheets.

     Loss Per Common Share

          The basic and diluted loss per common share for all periods presented herein was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

2.  Acquisitions

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of Inc.Net, an internet service provider, for consideration consisting of Class A limited liability interests in TWT LLC, the Company's predecessor, and approximately $3.8 million in cash. At the time of the Offering, such Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted will be held in escrow to be released to the former Inc.Net's shareholders over a period of three years. The total purchase price of the acquisition was approximately $7.6 million. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new internet products. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense for the nine month period ended September 30, 1999, was approximately $289,000.

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm through the issuance of 2,190,308 shares of Class A common stock of the Company, for a total stock issued consideration of $24.1 million. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio will now be reported under the new entity. The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense for the nine month period ended September 30, 1999, was approximately $627,000.

          Both acquisitions are accounted for as purchases, which are consolidated with the Company's operations as of the respective acquisition dates. The allocation of the purchase price for these acquisitions is preliminary, subject to further evaluation of the assets and liabilities assumed.

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                  CONDENSED FINANCIAL STATEMENTS--(continued)


3.  Long-Term Debt

          The Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, beginning January 15, 1999. Interest expense, including amortization of debt discount, relating to the Senior Notes totaled approximately $30.0 million for the nine months ended September 30, 1999 and $7.7 million for the three months ended September 30, 1998.

4.  Subordinated Loans Payable to the Former Parent Companies

          During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. Such loans remained outstanding, accruing interest, through May 14, 1999. Such loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company.
     Such loans bore interest (payable in kind) at The Chase Manhattan Bank's prime rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to such loans totaled approximately $5.1 million and $8.1 million for the nine months ended September 30, 1999 and 1998, respectively. On May 14, 1999, approximately $180 million of the proceeds from the Offering were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

5.   Related Party Transactions

          In the normal course of business, the Company engages in various transactions with the Former Parent Companies, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

          The Company licenses the right to use the majority of its fiber optic cable from TWE and TWE-A/N. The Company paid TWE and TWE-A/N $13.7 million and $9.3 million for the nine months ended September 30, 1999 and 1998, respectively, under this arrangement. Such costs have been capitalized by the Company. The amortization of these costs and fiber previously capitalized in the amount of $7.8 million and $6.7 million for the nine months ended September 30, 1999 and 1998, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated and combined statements of operations. In addition, under this licensing arrangement, the Company reimburses TWE and TWE-A/N for facility maintenance and pole rental costs, which aggregated $1.8 million and $1.5 million for the nine months ended September 30, 1999 and 1998, respectively.

          The Company's operations, which in certain cases are co-located with TWE's cable divisions, are allocated a charge for various overhead expenses for services provided by such divisions. Prior to the Reorganization, such allocations were based on direct labor, total expenses or headcount relative to each operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at TWE's facilities. After the Reorganization, these costs are based on contracts with TWE. Such charges aggregated approximately $1.3 million and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively.

          During the period July 1, 1997 through May 14, 1999, the Former Parent Companies provided all or a portion of the Company's financing requirements. Interest expense relating to such loans aggregated approximately $5.1 million and $8.1 million for the nine months ended 1999 and 1998, respectively (see note 4).

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                  CONDENSED FINANCIAL STATEMENTS--(continued)


          During 1998, the Company participated in the Time Warner Cable Pension Plan (the "TW Pension Plan"), a noncontributory defined benefit pension plan which covered approximately 75% of all employees. The remaining 25% of employees participated in a pension plan under the administration of MediaOne, their previous employer (the "MediaOne Pension Plan"). The Company also participated in the Time Warner Cable Employees Savings Plan (the "Savings Plan"), a defined contribution plan. Both the TW Pension Plan and Savings Plan were administered by a committee appointed by the Board of Representatives of TWE and covered substantially all employees.

          Benefits under the TW Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension cost aggregated $973,000 the nine months ended September 30, 1998.

          Benefit costs under the MediaOne Pension Plan for certain employees of the Company aggregated $484,000 for the nine months ended September 30, 1998.

          The Company's contributions to the Savings Plan represented up to 6.67% of the employees' compensation during the plan year. Defined contribution plan expense was $699,000 for the nine months ended September 30, 1998.

          As of January 1, 1999, the Company did not participate in the TW Pension Plan or the Savings Plan because the Company adopted its own benefit plans, including a 401(k) plan.

6.   Commitments and Contingencies

          Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

7.  Income Taxes

          On May 14, 1999, in conjunction with the Reconstitution, a one-time charge to earnings of $39.4 million was recorded to recognize the net deferred tax liability associated with the change from a limited liability company to a corporation, as all of the Company's tax operating losses prior to May 14, 1999 were absorbed by the Former Parent Companies. The income tax benefit for the six months ended September 30, 1999, shown below includes the effect of the Reconstitution and the tax impact of operations from the date of the Reconstitution through September 30, 1999.

     Current and deferred income tax expense is as follows:



     Current      $       ---
     Deferred      29,473,000
                  -----------
       Total      $29,473,000
                  ===========

                           TIME WARNER TELECOM INC.

                      NOTES TO CONSOLIDATED, COMBINED AND
                  CONDENSED FINANCIAL STATEMENTS--(continued)


     Variations from the federal statutory rate for activity since the Reconstitution date are as follows:


     Expected federal income tax benefit at statutory rate                                     (35.0%)
     Effect of net operating losses incurred prior to the Reconstitution                        19.2
     Effect of the initial deferred tax liability recorded at the
        time of the Reconstitution                                                              68.8
     Effect of permanent differences                                                             0.6
     State income tax benefit, net of federal income tax benefit                                (2.3)
                                                                                                ----

       Income tax expense                                                                       51.3%
                                                                                                ====


     Significant components of the Company's net deferred tax liability at September 30, 1999 are as follows:

      Deferred tax assets:
       Allowance for doubtful accounts                                                   $ 2,473,000
       Net operating losses since the Reconstitution                                      15,754,000
                                                                                         -----------
          Total deferred tax assets                                                       18,227,000
                                                                                         -----------

     Deferred tax liability - depreciation and amortization                               47,700,000
                                                                                         -----------

          Net deferred tax liability                                                     $29,473,000
                                                                                         ===========

          At September 30, 1999, the Company has a net operating loss carryforward since the Reconstitution for federal income tax purposes of approximately $39.2 million. The net operating loss carryforward is scheduled to expire in 2019.

8.   Stock Option Plan

          In connection with the Reconstitution, the Company assumed the obligations under the former Time Warner Telecom LLC 1998 Option Plan, amended such plan, and renamed it the Time Warner Telecom 1998 Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for the granting of stock options to purchase shares of Class A common stock to directors and current or prospective employees of, and consultants or other individuals providing services to, the Company and its subsidiaries. As of September 30, 1999, options for approximately 6.3 million shares are outstanding. Approximately 1.4 million stock options vested on August 5, 1999.

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

              The net proceeds of the Offering, were approximately $270.2 million after underwriters' discounts of $18.8 million and expenses of approximately $0.8 million (including expenses paid to the underwriters). Of the net proceeds, the Company used approximately $180.0 million to repay subordinated indebtedness to the Former Parent Companies. The Company advanced an additional $14.6 million to MetroComm to repay senior debt. The balance of the proceeds was invested in short-term marketable securities and since the Offering, a portion has been used for working capital purposes.

Item 5.  Other Information.

         The Company's first annual stockholders' meeting is scheduled for May 31, 2000. The Board of Directors of the Company has established December 15, 1999 as the deadline for submission of any proposals that a stockholder wishes to present at the Company's annual meeting, if the stockholder wishes to have the proposal included in the Company's proxy materials. The Company may exclude a stockholder proposal, even if submitted in a timely manner if the proposal is excludable under applicable law or the rules of the Securities and Exchange Commission.

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



                              TIME WARNER TELECOM INC.




Date:   November 12, 1999     By:         /s/ Jill R. Stuart
                                 ----------------------------------------
                                   Jill R. Stuart
                                     Vice President, Accounting and Finance and
                                        Chief Accounting Officer

                            TIME WARNER TELECOM INC.

                                 EXHIBIT INDEX



Exhibit
Number          Description of Exhibit
------          ----------------------

     2.1  --    Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc.,
                Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner
                Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time Warner Telecom
                ("TWT") LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
     2.2  --    Merger Agreement among the Company, TWT LLC and TWT Inc. (filed as Exhibit 2.2 to the
                Company's Registration Statement on Form S-1 (Registration No. 333-49439)).  *
     3.1  --    Restated Certificate of Incorporation of the Company (filed as Exhibit 2.2 to Company's
                Registration Statement on Form S-1 (Registration No. 333-49439)).*
     3.2  --    Restated By-Laws of the Company (filed as Exhibit 3.2 to Company's Registration Statement on
                Form S-1 (Registration No. 333-49439)).*
     4.1  --    Stockholders' Agreement, among the Company, Time Warner Companies, Inc., American Television
                and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM Holdings,
                L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and
                Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's Registration Statement on
                Form S-1 (Registration No. 333-49439)).*
     4.2  --    Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as
                Exhibit 4.1 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
      27  --    Financial Data Schedule

*    Incorporated by reference.