Form 10-K
period 1999-12-31
TIME WARNER TELECOM INC
filed 2000-03-17
CIK 1057758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                        Commission file number 0-30218

                               ----------------

                           TIME WARNER TELECOM INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

              Delaware                                84-1500624
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                           10475 Park Meadows Drive
                              Littleton, CO 80124
                   (Address of Principal Executive Offices)

                                (303) 566-1000
             (Registrant's telephone Number, Including Area Code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.01 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES [X]   NO [_]

   Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 29, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,814,000,000, based on the closing price of the Company's Class A Common Stock on the Nasdaq National Market on February 29, 2000 of $77.00 per share.

   The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of February 29, 2000 was:

       Time Warner Telecom Inc. Class A common stock--23,880,816 shares Time Warner Telecom Inc. Class B common stock--81,214,285 shares

                     Documents Incorporated by Reference:

   The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

   * On May 10, 1999, pursuant to a merger between Time Warner Telecom LLC and Time Warner Telecom Inc., Time Warner Telecom Inc. assumed the business and became the successor to the former Time Warner Telecom LLC. Prior to May 10, 1999, Time Warner Telecom LLC filed reports under the Securities Act of 1934 under Registration Number 333-53553.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   This document contains certain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the expected financial position, business and financing plans. These forward-looking statements are based on management's current expectations and are naturally subject to risks, uncertainties and changes in circumstances, certain of which are beyond the Company's control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

   The words "believe," "expect," "plans," "intends," "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations described in this report include: the significant capital requirements required for the development and expansion of the Company's business, risks related to obtaining additional financing, the Company's substantial leverage, the risks associated with the expansion of the Company's business and the possible inability of the Company to manage its growth, the dependence of the Company on its relationship and agreements with the Former Parent Companies, as defined below, risks related to the Company's expansion into new products and new technologies, the Company's dependence upon interconnection with and use of incumbent local exchange company networks, the competitive nature of the telecommunications business, the Company's dependence on its information billing systems, the Company's dependence on its significant customers, regulatory developments and the Company's dependence on governmental and other authorizations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                             TELEPHONY DEFINITIONS

   In order to assist the reader in understanding certain terms relating to the telephony business that are used and explained in this report, a glossary is included following Part III.

                                    PART I

Item 1. Business

Overview

   The Company is a leading fiber facilities-based integrated communications provider offering local business "last mile" broadband connections for data, high-speed Internet access, local voice and long distance services. The Company serves customers in 21 metropolitan markets in the United States. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers ("IXCs"), Internet service providers ("ISPs") wireless communications companies and governmental entities. The Company offered switched services in 20 of its 21 service areas as of December 31, 1999, and management expects that a growing portion of the Company's revenue will be derived from providing switched services. In addition, the Company benefits from its strategic relationship with Time Warner Cable ("TW Cable") both through access to local right-of-way and construction cost-sharing. As a result, the Company's networks have been constructed primarily through licensing the use of fiber capacity from TW Cable. As of December 31, 1999, the Company's fiber optic networks spanned 8,872 route miles and contained 332,263 fiber miles and the Company offered service to 5,566 buildings.

   The term "Company" is used throughout this document to refer to the business that is currently operated by Time Warner Telecom Inc. and was previously owned and operated as described below. TW Cable began the Company's business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies." TW Cable refers to the cable systems owned by TWE, TWE-A/N and Time Warner.

   TWE and TWE-A/N are owned as follows:

  (1) TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne"); and

  (2) TWE-A/N is a partnership of TWE, a Time Warner subsidiary and Advance/Newhouse Partnership ("Advance").

   The Company's original business was to provide certain telephony services together with cable television. In January 1997, the Company put in place a new management team that implemented a business strategy focused exclusively on serving business customers, rapidly providing switched services in the Company's service areas and expanding the range of business telephony services offered by the Company.

   On July 14, 1998, Time Warner Telecom LLC ("TWT LLC") succeeded to the ownership of the Company's business. At that time, Time Warner (through subsidiaries), MediaOne and Advance (collectively referred to as the "Class B Stockholders") formed TWT LLC to acquire the assets and liabilities of the Company's business from the Former Parent Companies and to conduct the offering on July 21, 1998 of $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "Senior Notes"). In the transaction, referred to as the "Reorganization," the Class B Stockholders (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC.

   On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T. The MediaOne stockholders have approved the merger, but the merger is subject to various regulatory approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated. If the merger is completed, the Class B common stock beneficially owned by MediaOne (through a subsidiary) will be beneficially owned by AT&T. However, the transaction will not affect the MediaOne subsidiary's rights as a Class B Stockholder.

   On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their interests in TWT LLC for Class B common stock of the newly formed corporation. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Internet Connect, Inc. ("Inc.Net") which the Company acquired in April 1999.

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares at a price of $14 per share ("the IPO"). See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

   On January 10, 2000, Time Warner announced an agreement to merge with America Online Inc. ("AOL") in a stock-for-stock transaction that would create a new company called AOL Time Warner Inc. As a result of the mergers, both AOL and Time Warner will become wholly owned subsidiaries of AOL Time Warner. Under the terms of the merger agreement, Time Warner and AOL stock will be converted to AOL Time Warner stock at fixed exchange ratios. Upon consummation of the merger, current Time Warner shareholders will receive approximately 45% of the stock of AOL Time Warner, and current AOL shareholders will receive approximately 55%. If the merger is completed, the Class B common stock beneficially owned by Time Warner will be beneficially owned by AOL Time Warner and its subsidiaries. However, the transaction will not affect the rights of Time Warner subsidiaries as Class B Stockholders. The merger is subject to customary closing conditions, including regulatory clearance and stockholder approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated.

Business Strategy

   The Company's primary objective is to be a leading provider to medium- and large-sized businesses of superior telecommunications services through advanced networks in its existing and future service areas. The key elements of the Company's business strategy include the following:

   Leverage Existing Fiber Optic Networks. The Company has designed and built local and regional fiber networks to serve geographic locations where management believes there are large numbers of potential customers. As of December 31, 1999, the Company operated networks that spanned over 8,872 route miles and contained over 332,263 fiber miles. During 1999, the Company deployed a fully managed, fiber-based nationwide infrastructure to ensure that its long-haul Internet products provide the capacity and high quality level of service increasingly demanded by its customers. The Company's highly concentrated networks have yet to be fully exploited and provide the capacity to serve a substantially larger base of customers with a larger array of products. Management believes that the Company's extensive fiber network capacity allows it to:

  . increase orders substantially from new and existing customers while realizing higher gross margins than non-fiber facilities based carriers;

  . emphasize its fiber facilities-based services rather than resale of network capacity of other providers; and

  . provide better customer service because the Company can exert greater control over its services than its competitors that depend on off-net facilities.

The Company plans to extend its network in its present markets in order to reach additional commercial buildings directly with its fiber facilities. In addition, the Company plans to integrate new technologies such as Dense Wave Division Multiplexing ("DWDM") to provide additional bandwidth and higher speed without the need to add additional fiber capacity.

   Enter New Geographic Areas. The Company's strategy is to target metropolitan areas possessing demographic, economic and telecommunications demand profiles that it believes provide it with the potential to generate an attractive economic return. Currently, the Company operates networks in a total of 21 metropolitan areas and is in the process of constructing networks in Los Angeles/Orange County, California, Dayton, Ohio, and

Fayetteville, North Carolina, during 2000, bringing the total to 24. Also, the Company has recently announced a more accelerated geographic expansion plan that presently calls for commencing construction in an additional 8 to 12 Metropolitan Statistical Areas ("MSAs") during 2000 and 2001. These markets will be a combination of small, medium and large markets, including some served by TW Cable where the Company may obtain fiber capacity through its relationship with TW Cable, and others outside of TW Cable's service area.

   Expand Switched Services. The Company provided a broad range of switched services in 20 of its 21 service areas as of December 31, 1999. For 1999, revenue from switched services grew by 207% as compared to 1998. Because of the market demand for switched services, the Company has rapidly installed switches in its markets and management expects the Company to derive a growing portion of its revenue from switched services. The Company utilizes high-capacity digital 5ESS switches manufactured by Lucent Technologies Inc. ("Lucent"). However, as new technologies arise that enable the switching of voice calls over an Internet Protocol ("IP") and Local Area Network ("LAN") infrastructure, the Company will evaluate how to best integrate this "softswitch" technology into its infrastructure. The Company is currently evaluating suppliers of this capability/technology and plans to begin deployment in late 2000 to serve a variety of applications including Primary Rate Interface ("PRI") services and Voice Over IP.

   Expand Data Services. Data services are becoming increasingly more important to the Company's target customer base. In particular, the Company believes that the demand for high-speed, high quality LAN and Wide Area Network ("WAN") connectivity will continue to grow over the near term. This demand will grow in support of specific applications such as virtual private networks, website hosting, e-commerce, intranet and Internet access. The Company will continue to deliver high-speed traditional transport services (e.g., DS1, DS3, OC-N) through its fiber optic networks, but will also focus on the delivery of next generation data networking and converged network services, which means voice and data applications delivered over a common network infrastructure. The Company anticipates that the converged network will be capable of providing applications such as virtual private networking, hosted web and e-mail services and new applications such as unified messaging. The Company believes that key to the evolution of the converged network is delivery of management services along with the network service so that the medium and small business customers in the multi-tenant buildings the Company serves can rely on the Company to manage the network 24 hours a day, 365 days a year.

   Target Business Customers. The Company operates networks in metropolitan areas that have high concentrations of medium- and large-sized businesses. Such businesses tend to be telecommunications-intensive and are more likely to seek the greater reliability provided by an advanced network such as the Company's. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company is expanding its direct sales force to focus on such business customers while it develops managed services offerings to meet the voice, data and Internet needs of those customers. In addition, in order to achieve further economies of scale and network utilization, the Company is targeting smaller business customers in buildings the Company already serves where the Company can offer a package of network services that may not otherwise be available to those customers.

   Interconnect Service Areas. The Company groups the 21 service areas in which the Company currently operates into geographic clusters across the United States. The Company is in the process of interconnecting the Company's existing service areas within regional clusters with owned or licensed fiber optic facilities. This is expected to increase the Company's revenue potential and increase margins by addressing customers' regional long distance voice, data and video requirements. The Company began interconnecting its service areas in 1998.

   Utilize Strategic Relationships with TW Cable. The Company has benefited from and continues to leverage its relationships with TW Cable, one of the largest multiple system cable operators in the U.S., by licensing and sharing the cost of fiber optic facilities. This licensing arrangement allows the Company to benefit from TW Cable's access to rights-of-way, easements, poles, ducts and conduits. See "Operating Agreements with TW Cable." By leveraging its existing relationship with TW Cable, the Company believes that it can benefit from existing regulatory approvals and licenses, derive economies of scale in network costs and extend its existing networks in a rapid, efficient and cost-effective manner. Furthermore, management believes that the strong awareness and positive recognition of the "Time Warner" brand name significantly contributes to its marketing programs and sales efforts by distinguishing it from its competitors.

   Continue Disciplined Expenditure Program. The Company increases operational efficiencies by pursuing a disciplined approach to capital expenditures. This capital expenditure program requires that prior to making any expenditure on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins and rate of return.

   The telecommunications industry has experienced, and is expected to continue to experience, rapid and significant changes in technology. While the Company believes that, for the foreseeable future, these changes will neither materially affect the continued use of fiber optic cable or digital switches and transmission equipment nor materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the Company's business and operations cannot be predicted. The Company believes that its future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands on a competitive basis. There can be no assurance that the Company will obtain access to new technologies on a timely basis or on satisfactory terms. Any failure by the Company to obtain new technologies could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's growth plans depend in part upon the Company's ability to obtain fiber capacity at rates that will allow it to generate a reasonable rate of return. There is no assurance that the Company will be successful in obtaining such fiber capacity.

Market Opportunity

   The Company believes that the Telecommunications Act of 1996 (the "1996 Act") and certain state regulatory initiatives provide increased opportunities in the telecommunications marketplace by opening all local markets to competition and requiring incumbent local exchange carriers ("ILECs") to provide increased direct interconnection. According to the U.S. Department of Commerce, in 1998 the total revenue for the U.S. telecommunications industry, excluding wireless, amounted to approximately $240 billion, of which approximately $136 billion was local service and approximately $104 billion was long distance. To capitalize on these significant opportunities, the Company deploys high-capacity digital switches in its markets and is aggressively marketing switched services to its customers.

   A number of important trends are reshaping the U.S. communications industry, creating substantial opportunities for competitive local exchange carriers ("CLECs") beyond capturing market share from ILECs in local exchange services. These trends include:

  . increasing customer demand for high-speed, broadband services, such as Internet access, transport and Internet protocol-based applications;

  . the emergence of e-commerce as a new paradigm for business transactions;
    and

  . continued consolidation among service providers to broaden their service offerings and technical capabilities.

   By leveraging customer relationships and bundling service offerings, CLECs have begun to exploit a variety of opportunities, including high-speed Internet access and transport, Digital Subscriber Line, LAN and WAN connectivity, managed network services, virtual private networks, remote access, and e-commerce services. The Company believes that new entrants have an excellent opportunity to establish themselves as leading providers of such value-added services.

   High-speed connectivity has become important to business due to the dramatic increase in Internet usage and the proliferation of personal computer and IP-based applications. According to the Gartner Group, an independent telecommunications and technology research company, the number of Internet users worldwide reached approximately 68 million in 1997 and is forecasted to grow to approximately 316 million by 2002. The popularity of the Internet with consumers has also driven the rapid growth in exploiting the Internet as a commercial medium, as businesses establish websites, corporate intranets and extranets and implement e-commerce applications to expand their customer reach and improve their communications efficiency. The Gartner Group estimates that Internet access revenue will increase from $4.7 billion in 1997 to over $21.5 billion in 2002. The Company believes that Internet infrastructure is becoming increasingly important to businesses of all sizes, making the availability of broadband capacity, network quality, a value-added services portfolio and technical capability an important competitive distinction among service providers.

Services

   The Company currently provides its customers with a wide range of telecommunications services, including dedicated transmission, local switched, long distance, data and video transmission services and high-speed dedicated Internet access services. The Company's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data and video transmissions from point-to-point in multiple configurations. Switched voice services offered by the Company use high-capacity digital switches to route voice transmissions anywhere on the public switched telephone network. In offering its dedicated transmission and switched services, the Company also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services. Data services provided by the Company allow customers to create their own internal computer networks and access external computer networks and the Internet. The Company can provide its customers, including companies in the media industry, with advanced video transport services such as point-to-point, broadcast-quality video to major television networks as well as to advertising agencies and other customers. Internet services provided by the Company include dedicated Internet access, website hosting, transport and e-commerce services for business customers and local ISPs.

 Dedicated Transport Services

   The Company currently provides a complete range of dedicated transport services with transmission speeds from 64 Kbps (kilobits per second) to 2.488 Gbps (gigabits per second) to its IXC and end-user customers. All products and services can be used for voice, data, image and video transmission.

   The Company offers the following dedicated transport links:

  . POP-to-POP Special Access. Telecommunications lines linking the Points of
    Presence ("POPs") of one IXC or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

  . End-User/IXC Special Access. Telecommunications lines between an end-user, such as a large business, and the local POP of its selected IXC.

  . Private Line. Telecommunications lines connecting various locations of a customer's operations, suitable for transmitting voice and data traffic internally.

  . Transport Arrangement Service. Provides dedicated transport between local exchange carrier ("LEC") central offices and customer designated POPs of an IXC for transport of LEC-provided switched access or LEC-provided special access. This point-to-point service is available at DS1 or DS3 interfaces at both ends. DS1 and DS3 interfaces are standard North American telecommunications industry digital signal formats that are distinguishable by the number of binary digits transmitted per second, or bit rate. DS1 has a bit rate of 1.544 megabits per second and DS3 has a bit rate of 44.736 megabits per second.

   The Company provides the following services that use high-capacity digital circuits to carry voice, data and video transmissions from point to point in flexible configurations involving different standardized transmission speeds and circuit capacities:

  . broadcast video TV-1, which is the dedicated transport of broadcast quality video signals;

  . STS-1, which is the full duplex, synchronous optical transmission of digital data on synchronous optical network ("SONET") standards, and eliminates the need to maintain and pay for multiple dedicated lines; and

  . private network transport service, which is a private, dedicated premium quality service over fully redundant, diverse routed, SONET rings with bandwidth that is dedicated and always available.

   The transmission speeds and circuit capacities used for these services include DSO, DS1, DS3 and SONET OC-N. DSO is a standard North American telecommunications industry digital signal format that has a bit rate of 64 kilobits per second.

 Switched Services

   The Company's switched services provide business customers with local calling capabilities and connections to their IXCs. The Company owns, houses, manages and maintains the switch used to provide the services. The Company's switched services include the following:

  . Business Access Line Service. This service provides voice and data customers quality analog voice grade telephone lines for use at any time. Business Access Line Service provides customers with flexibility in network configurations because lines can be added, deleted and moved as needed.

  . Access Trunks. Access Trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange ("PBX") customers, which are customers that own and operate a switch on their own premises. PBX customers use these trunks to provide access to the local, regional and long distance telephone networks. PBX customers may use either the Company's telephone numbers or their ILEC-assigned telephone numbers. Customer access to the Company's local exchange services is accomplished by a DS1 digital connection or DS0 analog trunks between the customer's PBX port and the Company's switching centers.

  . Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to Business Access Line and Access Trunk customers. The Company works with customers to devise cost-saving programs based on actual usage and calling patterns.

  . Local Telephone Service. Local telephone service is basic local exchange service which can be tailored to a customer's particular calling requirements. Local telephone service includes operator and directory assistance services, as well as an optional intraLATA toll plan.

  . Long Distance Service. Long distance service provides the capabilities for a customer to place a voice call from one local calling area to another, including international calling.

  . Switched Access Service. The connection between a long distance carrier's
    POP and an end-user's premises that is provided through the switching facilities of a LEC are referred to as switched access services. These services provide IXCs with a switched connection to their customers for the origination and termination of long distance telephone calls.

  . Other Services. Other services offered by the Company include telephone numbers, listings, customized calling features, voice messaging, hunting, blocking services and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network ("ISDN").

 Data Transmission Services

   The Company offers its customers a broad array of data transmission services that enable customers to create their own internal computer networks and access external computer networks and the Internet. In 1996, the Company introduced its native speed LAN inter-networking data service that is used to connect workstations and personal computer users on one or more LANs. Native speed services avoid the bottleneck problems that are frequently encountered with customary DS1 connections by providing the customer with a circuit that matches the transmission speeds of its LAN. The Company's LAN service provides dedicated circuits, guaranteed transmission capacity and guaranteed bandwidth for virtually all LAN applications. Users can share files and databases as if they are all working on the same computer, or within the same LAN.

   As companies and communications become more sophisticated, there is an increased need for customer access to superior traffic management of sensitive data, video and voice transmission within a single metropolitan area, or between various company operations. The Company's switched data services offer sophisticated switching technology and provide high standards in reliability and flexibility while enabling users to reduce the costs associated with interconnecting architecturally diverse information systems. The Company's data service offerings support evolving high-speed applications, such as multimedia, desktop video conferencing and medical imaging. The Company offers native speed connections to end-users as well as interexchange data carriers. The Company's services allow users to interconnect both high-speed and low-speed LAN environments and to benefit from flexible billing, as well as detailed usage reports.

   In 2000, the Company plans to extend its current base of native LAN services operating at 10 Mbps to include gigabit ethernet that operates at 1000 Mbps (1 gigabit per second). This extended bandwidth capacity will allow customers to connect at very high speeds to the Internet, to the application service provider of choice or to other customer locations.

 Video Transmission Services

   The Company provides broadcast quality digital and analog video link services to its video services customers, including media industry customers, such as television networks, and advertising agencies. The Company's video services include offering broadcast quality, digital channel transmissions that can be provided on a point-to-point or point-to-multipoint basis.

 Internet Services

   During 1999, the Company deployed a fiber-based Internet protocol backbone connecting the Company's hub cities, including 21 asynchronous transfer mode data switches through which it provides dedicated Internet connectivity at speeds of up to DS3. This deployment was accomplished in part through the acquisition of Inc.Net, a regional Internet service provider that became a wholly owned subsidiary of the Company in April 1999. Through this subsidiary, known as the Company's Internet & Data Division, the Company will manage its data network and new Internet products. Although data and Internet revenue represented only 4% of total 1999 revenue, the Company expects an increasing portion of its future total revenue to be contributed by these services. The Company is upgrading its Internet backbone to include OC-3c and greater capacity.

 Long Distance Services

   The Company began to offer basic long distance services in 1998 including toll free, calling card and international calling. The Company offers these services primarily to enhance its ability to offer a complete package of services to customers, rather than as core services. The target customers are medium- and small-size business customers. Generally, large businesses tend to obtain their long distance needs directly from the major IXCs. The Company believes medium- and small-size businesses are more likely to obtain their long distance services from CLECs rather than the major IXCs. As a result, management believes that such medium- and small-sized end-users represent a potential customer base for developing a market for the Company's long distance services. This is a market segment that has not been a principal focus of the Company's business in the past and thus one to which the Company has limited experience marketing. The Company purchases long distance capacity under a non-exclusive resale agreement with an IXC, which includes all support and billing services. The Company is considering additional suppliers. Although long distance contributed less than 1% of the Company's total revenue in 1999, management believes that the offering of long distance services adds strategic sales and marketing value as a bundled product. The long distance business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has historically had a high average churn rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company is attempting to minimize churn through the use of minimum term agreements.

 Limitation on Residential and Content Services

   The Company's Restated Certificate of Incorporation prohibits the Company from (i) engaging in the business of providing, offering, packaging, marketing, promoting or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004, or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors, but a similar restriction in the fiber license agreement with TW Cable continues until 2028. See "Operating Agreements with TW Cable". Although management does not believe that these restrictions will materially affect the Company's business and operations in the immediate future, the Company cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

 Telecommunications Networks and Facilities

   Overview. The Company uses the latest technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data and video telecommunications. The Company's basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET equipment deployed in fully redundant, self-healing rings. These SONET rings give the Company the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a cable cut. The Company's networks are designed for remote automated provisioning, which allows the Company to meet customers' real time service needs. The Company extends SONET rings or point-to-point links from rings to each customer's premises over its own fiber optic cable and Type II facilities obtained from ILECs. The Company also installs diverse building entry points where a customer's security needs require such redundancy. The Company then places necessary customer-dedicated or shared electronic equipment at a location near or in the customer's premises to terminate the link.

   The Company serves its customers from one or more central offices or hubs strategically positioned throughout its networks. The central offices house the transmission and switching equipment needed to interconnect customers with each other, the IXCs and other local exchange networks. Redundant electronics, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. The Company continuously monitors system components from its network operations center ("NOC") and proactively focuses on avoiding problems rather than merely reacting to trouble.

   The Company adds switched, dedicated and data services to its basic fiber optic transmission platform by installing sophisticated digital electronics at its central offices and nodes and at customer locations. The Company's advanced 5ESS digital telephone switches from Lucent are connected to multiple ILEC and long distance carrier switches to provide the Company's customers access to telephones in the local market as well as the public switched telephone network. Similarly, in certain markets, the Company provides asynchronous transfer mode ("ATM") switched and LAN multiplexers at its customers' premises and in its central offices to provide high-speed LAN interconnection services.

   The Company's strategy for adding customers is designed to maximize the speed and impact of its marketing efforts while maintaining attractive rates of return on capital invested to connect customers directly to its networks. To initially serve a new customer, the Company may use various transitional links, such as reselling a portion of an ILEC's network. Once the new customer's communications volume and product needs are identified, the Company may build its own fiber optic connection between the customer's premises and the Company's network to accommodate: (i) the customer's needs; and (ii) the Company's efforts to maximize return on network investment.

   Telecommunications Networks. The following chart sets forth information regarding each of the Company's telecommunications networks as of December 31, 1999:

                                                                       Dec. 31, 1999
                                                           -------------------------------------
                             Network     Switched Services             Commercial
                           Commercially    Commercially    Fiber Route Buildings   MSA Business
Metropolitan Service Area   Available      Available(1)     Miles(2)     On-Net   Lines (000)(3)
-------------------------  ------------  ----------------- ----------- ---------- --------------
Albany, New York (4).....    Jul. 95          Sep. 99           127         23          403.1
Austin, Texas (4)........    Sep. 94          Apr. 97           502        107          547.0
Binghamton, New York
 (4).....................    Jan. 95              TBD            88         30          109.4
Charlotte, N. Carolina
 (4).....................    Sep. 94          Dec. 97           697        230          638.4
Cincinnati, Ohio (4).....    Jul. 95          Nov. 97           330        114          567.4
Columbus, Ohio (4).......    Mar. 91(5)       Jul. 97           447        116          485.9
Dallas, Texas............    Sep. 99          Sep. 99           303         13        1,521.1
Dayton, Ohio (4).........    Nov. 00(6)       Nov. 00(6)        --         --           277.4
Fayetteville, N. Carolina
 (4).....................    Apr. 00(6)       Apr. 00(6)         36        --            59.6
Greensboro, N. Carolina
 (4).....................    Jan. 96          Sep. 99           189         42          404.5
Honolulu, Hawaii (4).....    Jun. 94          Jan. 98           300        221          226.1
Houston, Texas (4).......    Jan. 96          Sep. 97           736        112        1,722.7
Indianapolis, Indiana
 (4).....................    Sep. 87(5)       Dec. 97           378        173          461.3
Jersey City, New Jersey..    Jul. 99          Jul. 99             5          3          205.2
Manhattan, New York (4)..    Feb. 96          Feb. 96           158         62        3,627.1
Memphis, Tennessee (4)...     May 95           May 97           531        120          285.5
Milwaukee, Wisconsin
 (4).....................    Feb. 96          Sep. 97           444        101          520.5
Orange County,
 California..............    Jun. 00(6)       Aug. 00(6)         80        --         1,387.9
Orlando, Florida (4).....    Jul. 95          Jul. 97         1,063        180          975.2
Raleigh, N. Carolina
 (4).....................    Oct. 94          Sep. 97           570        159          366.2
Rochester, New York (4)..    Dec. 94          Feb. 95           363        115          474.0
San Antonio, Texas (4)...     May 93(5)       Nov. 97           713        181          578.1
San Diego, California
 (4).....................    Jun. 95          Jul. 97           324         92        1,186.0
Tampa, Florida (4).......    Dec. 97          Jan. 98           488         37        1,134.9
                                                              -----      -----       --------
  Total..................                                     8,872      2,231       18,164.5
                                                              =====      =====       ========

(1) Date of "Switched Services Commercially Available" is the first date on which switched services were provided to a customer of the Company.

(2) Licensed and owned fiber optic route miles.

(3) MSA business lines data are modeled from Statistics of Communications Common Carrier 1998 Business Data.

(4) MSAs in which the Company obtains or expects to obtain fiber capacity through licensing agreements with TW Cable. See "Operating Agreements with TW Cable--Capacity License Agreements."

(5) The networks in Columbus, Ohio, San Antonio, Texas and Indianapolis, Indiana were built by certain predecessor companies prior to the commencement of the Company's business.

(6) Estimated.

   Information Systems Infrastructure. The Company uses state of the art technology in its information systems infrastructure. The Company also uses a centrally deployed series of client server platforms and relational database servers to provide cost effective nationwide computing support. These services and products enable employees to support customers directly, manage the telephony infrastructure and report and manage trouble resolution. The computing infrastructure strategy enables the Company to mix and match platforms to create the best compliment of computing engines to meet the Company's specific business needs. This includes telephony ordering, provisioning, inventory, engineering, installation, billing, decision support and customer care business functions. The strategy of buying "off the shelf" products and integrating them into the Company's existing information systems infrastructure versus utilizing several stand-alone applications supports a more responsive and flexible environment that better suits the needs of a nimble market competitor. The Company's information systems provide real time support of network operations and deliver data at the network, regional and corporate level, and can sort by customer and vendor. The systems selected or built utilize open system standards and architectures, thus allowing maximum interoperability with third parties' systems. The Company's Information Systems Development teams have developed competencies in application integration using the latest in Enterprise Application products and strategies. The Company has implemented an enterprise resource system, which provides improved real-time management information for the Company's financial, procurement and human resource functions. The Company's Business Systems Analysis teams have supported the identification and implementation of new revenue assurance platforms and billing platform enhancements which improve revenue stream accuracy.

   Network Monitoring and Management. The Company provides a single point of contact for all of its customers and consolidates all of its systems support, expertise and technical training at its NOC in Greenwood Village, Colorado. With approximately 600 technicians and customer service representatives dedicated to providing superior customer service, the Company is able to quickly correct, and often anticipate, any problems that may arise in its networks. The Company provides 24 hour-a-day, 7 days-a-week surveillance and monitoring of networks to achieve the Company's network reliability and performance targets. Network analysts monitor real-time alarm, status and performance information for network circuits, which allows them to react swiftly to repair network trouble.

   Network Development and Application Laboratory. The Company's Network Development and Application Laboratory is a comprehensive telecommunications technology, applications and services development laboratory, equipped with advanced systems and equipment, including those used by the Company in the operation of its local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with the Company's digital networks, for the purposes of:

  . verifying the technical and operational integrity of new equipment prior to installation in the networks;

  . developing new services and applications;

  . providing a realistic training environment for technicians, engineers and others; and

  . providing a network simulation environment to assist in fault isolation and recovery.

   Technologies currently under evaluation in the laboratory include DWDM equipment from new vendors, optical bandwidth management, IP telephony, including components used to service next generation softswitches, media gateway technologies, Signaling System 7 ("SS7") gateway systems and related data applications.

   Billing Systems. The Company contracts with outside vendors for customer billing. The Company has licensed a system for switched services billing that it operates on its own equipment and has a service bureau arrangement with another vendor for dedicated transport service and interconnection billing.

   Sophisticated information and processing systems are vital to the Company's growth and its ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As the Company continues to grow, the need for more sophisticated information systems will increase significantly. The Company has entered into agreements with certain vendors providing for the development or operation of back office systems, including ordering, provisioning and billing systems. The failure of the Company's vendors for development and/or operation of back office systems and billing systems to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Operating Agreements with TW Cable

   Capacity License Agreements. The Company currently licenses much of its fiber capacity from TW Cable. Each of the Company's local operations where TW Cable has a network is party to a Capacity License Agreement with the local cable television operation of TW Cable, providing the Company with a 30 year exclusive right to use all of the capacity of specified fiber-optic cable owned by the TW Cable operation. The Capacity License Agreements expire in 2028. The Capacity Licenses for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, the Company must pay certain maintenance fees and fees for splicing and similar services. The Company may request that TW Cable construct and provide additional fiber-optic cable capacity to meet the Company's future needs. TW Cable is not obligated to provide such fiber capacity and the Company is not obligated to take fiber capacity from TW Cable. As the Company expands its operations to markets not served by TW Cable, it will be required to obtain fiber capacity from other sources. If TW Cable provides additional capacity, the Company must pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. The Company is responsible for all taxes and franchise or similar fees arising out of its use of the capacity, and a portion of other out-of-pocket expenses incurred by TW Cable for the cable used to provide the capacity. The Company is permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If the Company violates the limitations on business activities of the Company contained in the Restated Certificate of Incorporation or the Capacity License Agreements, TW Cable may terminate the Capacity License Agreements. Accordingly, the Capacity License Agreement restrictions will apply after the restrictions in the Restated Certificate of Incorporation have terminated. Although management does not believe that the restrictions in the Capacity License Agreements will materially affect the Company's business and operations in the immediate future, the Company cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

   The Capacity License Agreements do not restrict the Company from licensing fiber-optic capacity from parties other than TW Cable. Although TW Cable has agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, the Company cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to the Company. If the Capacity License Agreements are not renewed in 2028, the Company will have no further interest in the fiber capacity covered by those Agreements and may need to build, lease or otherwise obtain transmission capacity to replace the capacity previously licensed under the Agreements. The terms of such arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days' notice and payment of any outstanding fees regarding the terminated capacity. TW Cable has the right to terminate a Capacity License Agreement upon 180 days' notice in the event of, among other things, certain governmental proceedings or third party challenges to TW Cable's franchises or the Agreements. The Capacity License Agreements include substantial limitations on liability for service interruptions.

   Facility Lease Agreements. The Company leases or subleases physical space located at TW Cable's facilities for various purposes under Facility Lease Agreements. If certain events occur the Company will be required, at its own expense, to segregate and partition its space in a reasonable, secure manner. Those events are:

  . at least a majority of any TW Cable system is not owned by one or more of the Class B Stockholders;

  . Time Warner owning less than 30% of the Company's common stock;

  . Time Warner having the right to less than three nominees to the Board of Directors of the Company;

  . the Company's non-compliance with the restrictions in the Restated
    Certificate of Incorporation regarding residential services and content services; or

  . a Class B Stockholder transferring its Class B common stock together with its rights to designate nominees to the Board of Directors under the Stockholders Agreement among the Class B Stockholders.

   The lease rates for properties TW Cable owns and leases to the Company are based upon comparable rents in the local market, taking into account other factors such as the term of the lease, type of space, square footage, location and leasehold improvements funded. Generally, the leases have 15-year terms, with two five-year options to renew. For properties TW Cable subleases to the Company, the Company pays a pro rata portion of the rent and fees payable under the primary lease. The duration of the Company's subleases are as long as TW Cable's primary leases.

Network Design and Construction

   In order to take advantage of its relationship with TW Cable, the Company has constructed most of its existing networks in selected MSAs served by TW Cable's fiber optic infrastructure. This has allowed the Company to develop, in a cost-efficient way, an extensive network in each of its MSAs. As of December 31, 1999, the Company's networks spanned 8,872 route miles, contained 332,263 fiber miles and offered service to 5,566 buildings with 5,331,000 voice grade equivalent circuits and 192,369 access lines in service.

   The Company plans to begin constructing new networks in approximately 8-12 MSAs during 2000 and 2001, using its relationship with TW Cable or other fiber providers, or by developing the networks in house, whichever is most effective and economical. Before deciding to construct or acquire a network in a particular MSA, the Company's corporate development staff reviews the demographic, economic, competitive and telecommunications demand characteristics of the MSA, including its location, the concentration of potential business, government and institutional end-user customers, the economic prospects for the area, available data regarding IXC and end-user special access and switched access transport demand and actual and potential competitive access provider ("CAP") and CLEC competitors. Market demand is estimated on the basis of market research performed by Company personnel and others, utilizing a variety of data including estimates of the number of interstate access and intrastate private lines in the MSA based primarily on Federal Communications Commission ("FCC") reports and commercial databases. This process has enabled the Company to reduce its start-up costs and shorten lead times.

   If a particular MSA targeted for development is found to have sufficiently attractive demographic, economic, competitive and telecommunications demand characteristics, the Company's network planning and design personnel design a network targeted to provide access to the major IXC POPs and the ILEC's principal central office(s) in the MSA. Consistent with the Company's disciplined capital expenditure program, distribution rings are designed to cover strategic or highly concentrated business parks and downtown metropolitan areas. Through a combination of its own network and the use of Type II circuits purchased from the ILEC to reach low density areas where the Company cannot economically build facilities, the Company can serve virtually any customer within the MSA it serves.

   Based on the data obtained through the foregoing process, in connection with either the construction or an acquisition of a network, the Company develops detailed financial estimates based on the anticipated demand for the Company's current services. If the financial estimates meet or exceed the Company's minimum rate of return thresholds using a discounted cash flow analysis, the Company's corporate planning personnel prepare a detailed business and financial plan for the proposed network.

   Prior to commencing construction, the Company's local staff, working together with TW Cable, where applicable, obtains any needed city franchises, permits or other municipal requirements to initiate construction and operate the network. In some cities, a construction permit is all that is required. In other cities, a right-of-way agreement or franchise may also be required. Such agreements and franchises are generally for a term of limited duration. In addition, the 1996 Act requires that local governmental authorities treat all telecommunications carriers in a competitively neutral, non-discriminatory manner. The Company's current right-of-way agreements and franchises expire in years ranging from 2003 to 2015. City franchises often require payment of franchise fees that in some cases can be directly passed through on customers' invoices. The Company's local staff also finalizes arrangements for other needed rights-of-way. Rights-of-way are typically licensed from TW Cable under multi-year agreements with renewal options and are generally non-exclusive. See "Operating Agreements with TW Cable." The Company leases underground conduit and pole space and other rights-of-way from entities such as LECs and other utilities, railroads, long distance providers, state highway authorities, local governments and transit authorities. The 1996 Act requires most utilities, including most LECs and electric companies, to afford CAPs and CLECs access to their poles, conduits and rights-of-way at reasonable rates on non-discriminatory terms and conditions.

   The Company's networks are constructed to cost-effectively access areas of significant commercial end-user telecommunications traffic, as well as the POPs of most IXCs and cellular companies and the principal LEC central offices in a MSA. The Company establishes general requirements for network design, and internally engineers the contemplated network and the required deployment. Construction and installation services are provided by independent contractors, including TW Cable, selected through a competitive bidding process. Company personnel provide project management services, including contract negotiation and supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other field conditions. Networks that the Company has installed to date generally have become operational within nine to twelve months after the beginning of construction.

Equipment Supply

   The Company acquires Lucent 5ESS digital switches pursuant to an exclusive vendor agreement (the "Lucent Agreement"), which provides for discounted pricing. The Lucent Agreement expires in June 2002 and is renewable for up to four additional years upon the parties' mutual agreement. The Lucent Agreement provides that if the Company purchases digital switches from a vendor other than Lucent during the term of such agreement, Lucent, among other things, may discontinue the agreed upon discounted pricing on all future orders, renegotiate higher prices for digital switches and may not be liable for failures to meet certain delivery and installation schedules on future orders.

Customers and Sales and Marketing

   The Company's customers are principally telecommunications-intensive medium- and large-sized businesses, IXCs, ISPs, wireless communications companies, other local providers and various governmental entities. Historically, the Company's customers were primarily IXCs. While the Company's IXC business has grown by approximately 98% in 1999 over 1998, it has declined as a proportion of total revenue from approximately 26% of the Company's total 1998 revenue, to approximately 24% of the Company's total 1999 revenue. Of this long distance carrier revenue, approximately 72% is directed by the end-user customer rather than the long distance carrier since an end user may switch long distance carriers while retaining the Company as its local exchange carrier.

   The Company's largest customer for the year ended December 31, 1999, AT&T and its affiliates, represented 13.5% of the Company's total revenue. However, a substantial portion of that revenue results from traffic that is directed to the Company by customers that have selected that long distance carrier. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of revenue. For the year ended December 31, 1999, the Company's top 10 customers accounted for 39% of the Company's total revenue.

   The Company's primary contract with AT&T is summarized below. The Company does not believe that the termination of the contract would have a material adverse effect on its business.

   The agreement between the Company and AT&T specifies the terms under which AT&T will purchase certain switched and dedicated services in selected MSAs of the Company. The agreement (but not the individual services purchased under such agreement) has a 13-year term ending in September 2008, but may be terminated, in whole or in part, under specified circumstances prior to that time. Interexchange company affiliates of AT&T and AT&T Wireless Services, Inc. are also eligible to purchase services under the agreement. In December 1999, the Company triggered the dispute resolution process under the agreement with AT&T over the appropriate billing rates for switched access services. The Company does not expect the outcome of this dispute to have a material effect on revenue or operating results.

   Some of the Company's customer arrangements are subject to termination on short notice and do not require the customer to maintain at current levels, and there can be no assurance that such customers will continue to purchase the same service quantity levels. The Company believes that certain IXCs are pursuing alternatives to their current practices with regard to obtaining local telecommunications services, including acquisition or construction of their own facilities. For example, AT&T, a customer of the Company, in 1998 acquired Teleport Communications Group ("TCG"), a CLEC that operates in several of the Company's service areas. This acquisition resulted in AT&T terminating certain of the Company's services in TCG service areas, although the Company's total sales to that customer have not declined. In addition, IXCs may be able to provide local service by reselling the facilities or services of an ILEC, which may be more cost-effective for an IXC than using the services of the Company or another CAP or CLEC.

   The Company provides incentives to its sales force to negotiate service contracts that have a minimum term of 1 year, and provides enhanced commissions to its sales force for executing agreements with terms of 3 years or greater. Currently, more than half of service agreements have a duration of greater than 3 years.

   The Company's marketing emphasizes its:

  . reliable, facilities-based networks;

  . flexibly priced, bundled products and services;

  . responsive customer service orientation; and

  . integrated operations, customer support and network monitoring and management systems.

   The Company's centrally managed customer support operations are designed to facilitate the processing of orders for changes and upgrades in customer services. To reduce the inherent risk in bringing new and untested telecommunications products and services to a dynamically changing market, the Company introduces its products and services once market demand develops and offers them in diversified, competitively-priced bundles, thereby increasing usage among its existing customers and attracting new customers. The services offered by the Company are typically priced at a discount to the prices of the ILECs.

   With a direct sales force in each of its service areas along with regional and national sales support, the Company targets medium- and large-sized telecommunications-intensive businesses in the areas served by its networks. Compensation for the Company's sales representatives is based primarily on commissions that are tied to sales generated. The Company's customers include financial services firms, health care, media, telecommunications services and high tech companies and various governmental institutions. In addition, the Company markets its services through sales agents, landlords, advertisements, trade journals, media relations, direct mail and participation in trade conferences.

   The Company also targets IXCs, ISPs, large, strategic business accounts and wireless telephone companies through its national sales organization. The Company has master services agreements (which generally set forth technical standards, ordering processes, pricing methodologies and service grade requirements, but do not guarantee any specified level of business for the Company) with a significant number of the IXCs, including AT&T, MCI-WorldCom, Sprint Corporation ("Sprint"), and Qwest Communications. By providing IXCs with a local connection to their customers, the Company enables them to avoid complete dependence on the ILECs for access to customers and to obtain a high quality and reliable local connection. The Company provides a variety of transport services and arrangements that allow IXCs to connect their own switches in both local areas (intra-city) and in wide areas (inter-city). Additionally, IXCs may purchase the Company's transport services that allow them to connect their switch to an ILEC switch and to end-user locations directly. The Company's advanced networks allow it to offer high volume business customers and IXCs uniformity of services, pricing, quality standards and customer service.

Customer Service

   With approximately 600 expert technicians and customer service representatives at December 31, 1999, the Company provides its customers with continuous support and superior service. To serve its customers, account representatives are assigned to the Company's customers to act as effective liaisons with the Company. Technicians and other support personnel are available in each of the Company's service areas to react to any network failures or problems. In addition, the NOC provides 24 hour-a-day, 7 days-a-week surveillance and monitoring of networks to maintain the Company's network reliability and performance. See "Telecommunications Networks and Facilities-- Network Monitoring and Management."

Competition

   The Company believes that the principal competitive factors affecting its business are, and will continue to be:

  . pricing;

  . the availability of proven support systems for the Company's back office systems, including provisioning and billing;

  . competition for skilled, experienced personnel; and

  . regulatory decisions and policies that promote competition.

   The Company believes that it competes favorably with other companies in the industry or is impacted favorably with respect to each of these factors. The technologies and systems which provide back office support for the CLEC industry are nascent and may not keep pace with the growth of order volume, integration with other systems, and production of required information for systems managers. The best personnel in all areas of the Company's operations are in demand by the numerous participants in the highly specialized CLEC industry. While the Company's employee base is generally stable, it is anticipated that others in the industry will continue to demand high quality personnel and will thus drive pressure to maintain extremely competitive compensation and benefits packages in addition to an attractive work environment. Regulatory environments at both the state and Federal level differ widely and have considerable influence on the Company's market and economic opportunities and resulting investment decisions. The Company believes it must continue monitoring regulatory developments and remain active in its participation in regulatory issues.

   Services substantially similar to those offered by the Company are also offered by the ILECs, which include Ameritech Corporation ("Ameritech"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation, SBC Communications, Inc. ("SBC") and GTE Corporation. The Company believes that many ILECs may have competitive advantages over the Company. ILECs generally benefit from their long-standing relationships with customers and greater technical and financial resources. The ILECs have the potential to subsidize services of the type offered by the Company from service revenue in unrelated businesses. While regulatory initiatives that allow CLECs such as the Company to interconnect with ILEC facilities and provide increased business opportunities for the Company, such interconnection opportunities have been accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the ILECs. In addition, in most of the metropolitan areas in which the Company currently operates, at least one, and sometimes several, other CAPs or CLECs offer substantially similar services at substantially similar prices to those of the Company. The Company also faces competition from new entrants in the local services business who may also be better established and have greater financial resources. Other CLECs, CAPs, cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end-users currently do, and may in the future, offer services similar to those offered by the Company.

   The Company believes that the 1996 Act will provide increased business opportunities by opening all local markets to competition. The 1996 Act:

  . requires all local exchange providers to offer their services for resale;

  . requires ILECs to provide increased direct interconnection;

  . requires ILECs to offer network elements on an unbundled basis; and

  . requires ILECs to offer the services they provide to end-users to other carriers at wholesale rates.

   However, under the 1996 Act, the FCC and some state regulatory authorities may provide ILECs with increased flexibility to reprice their services as competition develops and as ILECs allow competitors to interconnect to their networks. In addition, some new entrants in the local market may price certain services to particular customers or for particular routes below the prices charged by the Company for services to those customers or for those routes, just as the Company may itself underprice those new entrants for other services, customers or routes. If the ILECs and other competitors lower their rates and can sustain significantly lower prices over time, this may adversely affect revenue of the Company if it is required by market pressure to price at or below the ILECs' prices. If regulatory decisions permit the ILECs to charge CAPs and CLECs substantial fees for interconnection to the ILECs' networks or afford ILECs other regulatory relief, such decisions could also have a material adverse effect on the Company. However, the Company believes that the negative effects of the 1996 Act may be more than offset by:

  . the increased revenue available as a result of being able to address the entire local exchange market;

  . reciprocal compensation with the ILEC;

  . obtaining access to off-network customers through more reasonably priced expanded interconnection with ILEC networks; and

  . a shift by IXCs to purchase access services from CAPs and CLECs instead of ILECs.

   There can be no assurance, however, that these anticipated results will offset completely the effects of increased competition as a result of the 1996 Act.

   The current trend of business combinations and alliances in the telecommunications industry, including mergers between subsidiaries of Bell Operating Companies ("BOCs"), between BOCs and other ILECs or CLECs, and between major IXCs and CLECs, may create significant new competitors for the Company and may result in competitors favoring the use of their subsidiaries and division for services provided by the Company. For example, Bell Atlantic has acquired the LECs owned by NYNEX, and SBC, corporate parent of Southwestern Bell Telephone Company, has acquired Southern New England Telephone and Pacific Telesis. In addition, SBC and Ameritech have agreed to merge, as have Bell Atlantic and GTE Corporation, Qwest Communications and U S WEST and MCI-WorldCom and Sprint. In July 1998, AT&T acquired TCG, a competitor of the Company, and in March 1999, AT&T acquired Tele-Communications, Inc., a major cable operator.

   In addition, the 1996 Act allows the Regional Bell Operating Companies ("RBOCs") and others such as electric utilities to enter the long distance market. Certain of the RBOCs have begun providing out-of-region long distance services across Local Access and Transport Areas ("interLATA"). When an RBOC obtains authority to provide in-region interLATA services, it will be able to offer customers both local and long distance telephone services. Given the market power the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services is expected to make the RBOCs very strong competitors. Certain RBOCs are actively working to satisfy prerequisites for entry into the in-region long distance business. To date, only Bell Atlantic has been granted authority to provide in-region inter-LATA services only in the state of New York.

   The World Trade Organization ("WTO") agreement on basic telecommunications services which became effective in 1998 could increase the Company's competition for telecommunications services both domestically and internationally. Under this agreement, the United States and other members of the WTO committed themselves to opening their telecommunications markets to competition and foreign ownership and to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telephone companies. As part of the U.S. government's implementation of the WTO agreement, the FCC has established new rules making it easier for foreign carriers to enter the U.S. telecommunications market. See "Business-- Government Regulation."

   Additional competition will arise from ISPs as they begin to deliver advanced communications services (e.g., IP telephony) over their networks. Some of these ISPs benefit from the very large scale of their backbones because of their or their affiliates' other businesses (e.g., Sprint owns its own backbone and benefits through its long haul assets).

   To the extent the Company interconnects with and uses ILEC networks to service its customers, the Company will be dependent upon the technology and capabilities of the ILECs to meet certain telecommunications needs of the Company's customers and to maintain its service standards. The Company will become increasingly dependent on interconnection with ILECs as switched services become a greater percentage of the Company's business. The 1996 Act imposes interconnection obligations on ILECs; however, such interconnection requires the negotiation of interconnection and collocation agreements with the ILECs, which can take considerable time, effort and expense and are subject to Federal and state regulation. There can be no assurance that the Company will be able to obtain the interconnection it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are both competitive and profitable. In the event that the Company experiences difficulties in obtaining high quality, reliable and reasonably priced service from the ILECs, the attractiveness of the Company's services to its customers could be impaired.

   Historically, the Company has been able to build new networks and expand existing networks in a timely and economical manner through strategic arrangements such as leasing fiber optic cable from TW Cable, which already possesses rights-of-way. The Company intends to use its experience and presence in the telecommunications industry to fully exploit its available capacity, further develop and expand its existing telecommunications infrastructure and offer a diversified range of products and services in competitively priced bundles.

Government Regulation

   Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the FCC, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With the enactment of the 1996 Act, competition in all telecommunications market segments, including interstate and intrastate, local and long distance, became matters of national policy. The Company believes that the national policy fostered by the 1996 Act has contributed to significant market opportunities for the Company. As Federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, the Company believes that future regulation will focus largely on enforcement of carrier-to-carrier requirements under the law and consumer protection measures.

   Telecommunications Act of 1996. The 1996 Act is intended to increase competition in local telecommunications services by requiring ILECs to interconnect their networks with CLECs. The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. CLECs and ILECs are required to attempt to negotiate interconnection agreements for at least 135 days. During these negotiations, the parties may submit disputes to state regulators for mediation and, after the negotiation period has expired, the parties may submit outstanding disputes to state regulators for arbitration. The Company has executed interconnection agreements with the ILECs in each of the markets in which it offers switched services and has negotiated, or is negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to the Company's for intrastate intraLATA toll traffic and extended area services. Many of these agreements expired in 1999 or are expiring in 2000, and the Company is in the process of negotiating new contracts. Typically, the expired agreements allow the Company to continue to exchange traffic with the other carrier pending execution of a new agreement. ILECs are seeking renegotiation of certain terms and conditions, including reciprocal compensation for ISP-bound traffic. The Company cannot predict the outcome of the negotiations, especially in light of pending legal and regulatory actions pertaining to reciprocal compensation, as described below.

   Under the 1996 Act, the FCC was required to establish rules and regulations to implement the local competition provisions of the 1996 Act within six months of enactment. In August 1996, the FCC issued two reports and orders promulgating rules to govern interconnection, resale, unbundled network elements ("UNEs"), and the pricing of those facilities and services, as well as rules to govern, among other things, the dialing parity requirements of the 1996 Act. Certain ILECs and states challenged the authority of the FCC to issue these rules.

   On January 25, 1999, the Supreme Court issued a decision upholding most of the FCC's rules with respect to interconnection, resale and the dialing parity rule and confirming the FCC's jurisdiction to issue national pricing rules for interconnection, UNEs and resale. However, the Supreme Court did not address the lawfulness of the pricing rules established by the FCC. The Supreme Court also reinstated the FCC's rule that requires the ILECs to offer network elements in combined form where those elements are already combined in the ILEC's networks. This potentially enables non-facilities-based carriers to obtain all of the network elements necessary to serve end-users without making capital investments. The Company believes that the availability of combined platforms of network elements at prices based on the FCC's cost methodology (Total Element Long Run Incremental Costs or "TELRIC") could create economic incentives for new competitors to enter local markets through acquisition of ILEC network element platforms rather than by investing in their own network facilities as the Company does.

   The Court also vacated a rule requiring ILECs to make available to requesting carriers any of the network elements within the FCC's definition of that term. The Court remanded to the FCC for further consideration the criteria for determining what constitutes a UNE. In response to the Court's remand, the FCC conducted a further rulemaking proceeding. In its November 1999 Order, the FCC reaffirmed the necessity for continued ILEC provision of most of the original UNEs, but allowed ILECs to withdraw the local switching element in the highest density areas of the top 50 MSAs. The withdrawal of the local switching element also effectively withdraws the UNE platform in those same high-density areas. The Commission also declined to allow the combination of loop and transport UNEs purely for the provision of interexchange special access services. This issue is pending final resolution in a separate proceeding.

   The 1996 Act provides a detailed list of items that are subject to interconnection negotiations, as well as a detailed set of duties for all affected carriers. All local exchange carriers, including the Company, have a duty to:

  . not unreasonably limit the resale of their services;

  . provide number portability if technically feasible;

  . provide dialing parity to competing telecommunications providers;

  . provide access to poles, ducts and conduits; and

  . establish reciprocal compensation arrangements for the transport and termination of telecommunications.

   The Company has fully complied with these requirements. The Company does not restrict the resale of its services, engages in reciprocal compensation arrangements, provides dialing parity, and provides full number portability, satisfying four of the five requirements. The Company generally licenses poles, ducts and conduits, and therefore owns few such rights-of-way subject to the requirement to make them available to other carriers.

   Pursuant to the requirements of the 1996 Act and the FCC's rules under the 1996 Act, the Company is required to compensate other LECs for termination of local exchange traffic originated by the Company. Conversely, the Company is entitled to receipt of compensation from other LECs when it terminates local exchange traffic originated by other LECs. This requirement is commonly referred to as reciprocal compensation. The Company, like other CLECs, receives reciprocal compensation from ILECs for local calls it terminates at the premises of ISPs. ILECs have attempted to persuade state commissions and the FCC that such traffic is interstate traffic rather than local traffic and that such traffic should not be subject to reciprocal compensation. To date, nearly every state commission which has considered the issue has concluded that local traffic terminated at ISP locations is local traffic and is subject to reciprocal compensation under state-approved interconnection agreements. However, on February 26, 1999, the FCC released a declaratory ruling in which it concluded that local traffic that terminates at an ISP location is largely interstate traffic and that the reciprocal compensation provisions of the 1996 Act do not apply to ISP-bound traffic. The FCC held, however, that states could nonetheless order the ILECs to pay reciprocal compensation for ISP-bound traffic pursuant to interconnection agreements or state law. The FCC then initiated a proceeding to establish rules governing the exchange of ISP-bound traffic (e.g., whether it should be left to the states or whether a federal rate should be established to govern this traffic). Pending completion of that rulemaking, determinations of whether reciprocal compensation should be paid on traffic terminated at ISP locations will be made by state commissions and under the terms of approved interconnection agreements. ILECs have continued attempts to persuade the FCC and state commissions that local traffic delivered to ISPs should not be subject to reciprocal compensation. The Company cannot predict the outcome of those proceedings. In some cases the Company's right to receive reciprocal compensation for traffic terminated to its ISP customers is contractually dependent on the outcome of the FCC rulemaking and pending state proceedings addressing reciprocal compensation for ISP traffic generally. In some cases, decisions by state commissions that reciprocal compensation is payable to the Company for ISP traffic are under appeal in federal courts. Exclusion of such traffic from reciprocal compensation requirements will reduce the revenue received by the Company for terminating traffic originated by ILECs.

   Federal Regulation. The 1996 Act obligates the FCC to establish mechanisms for ensuring that consumers, including low income consumers and those located in rural, insular and high cost areas, have access to telecommunications and information services at rates reasonably comparable to those charged for similar services in urban areas. The 1996 Act also requires the FCC to establish funding mechanisms to make available access to telecommunications services, including advanced services, to schools, libraries and rural health care centers. These requirements are generally referred to as the "universal service requirements" of the 1996 Act. In May 1997, the FCC adopted rules to implement the universal service requirements. Under those rules, all telecommunications carriers, including the Company, must contribute to support universal service. If the Company offers to provide local exchange service to all customers within certain geographic areas, it may be deemed to be an "Eligible Carrier" and therefore entitled to subsidy funds under the program established by the FCC. The FCC estimates that its action in November 1999, that revised certain formulas and the cost study models for universal service funding, will result in approximately $250 million in additional universal service funding for 2000.

   In December 1998, the FCC established rules to govern the manner in which telecommunications carriers effectuate and verify selection by consumers of preferred providers of local exchange and interexchange services. The Company is subject to those rules and is required to comply with the specific verification requirements established by the FCC. Violation of those rules could subject the Company to sanctions imposed by the FCC.

   In its August 1999 Order on Access Reform, the FCC established a framework for the eventual deregulation of ILEC interstate access charges. Degrees of increased pricing flexibility and ultimate price deregulation are triggered by the extent of competitive development within MSAs. This will exert greater downward pressure on the Company's interstate access prices as the various conditions are met over the next few years.

   In addition, a group of ILECs and long distance carriers (the Coalition for Affordable Local and Long Distance Services or "CALLS") has recently submitted to the FCC a proposal for reforming the federal access charge and universal service regimes. The proposal includes a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers. In addition, the proposal includes a significant increase in the size of the federal universal service fund. If implemented in its entirety, the CALLS proposal could result in lower access charge revenue for the Company as well as an increase in its contribution to the federal universal service fund.

   In a related access reform proceeding pending before the FCC, the FCC is considering imposing regulation on CLEC access charges to restrict prices to levels below an established "benchmark" price. Some parties have proposed benchmarks that are no higher than individual ILEC prices, while others have argued that the tariffed rates of the National Exchange Carrier Association ("NECA") are more representative of CLEC cost characteristics. A regulated price cap at ILEC rate levels would reduce the per-minute rates the Company receives for access service.

   Sprint is withholding payments from CLECs, including the Company, arguing that CLEC access rates should be no higher than individual ILEC rates. The Company does not believe that Sprint has a sustainable legal basis for its position and has filed a complaint against Sprint with the FCC.

   The Communications Assistance for Law Enforcement Act, enacted in 1994, requires telecommunications carriers, including the Company, to make their equipment and facilities capable of assisting authorized law enforcement agencies to conduct electronic surveillance. The FCC has extended the date for compliance with some of these requirements until June 30, 2000 and other requirements by June 2001. The Company has ordered the switch upgrades necessary to meet the surveillance requirements and anticipates that approximately half of its switches will meet the requirements by the June 30, 2000 FCC compliance date. The Company intends to file a request for a waiver with the FCC to extend the due date for the remaining switches. The Company does not anticipate any difficulty in obtaining the extension of time for compliance. There is no assurance, however, that the extension will be granted. The FCC may impose substantial monetary penalties for non-compliance.

   State Regulation. The Company has acquired all state government authority needed to conduct its business as currently contemplated. Most state public service commissions require carriers that wish to provide local and other jurisdictionally intrastate common carrier services to be authorized to provide such services. The Company's operating subsidiaries and affiliates are authorized as common carriers in 12 states. These certifications cover the provision of switched services including local basic exchange service, point-to-point private line, competitive access services and long distance services.

   Local Government Authorizations. The Company may be required to obtain from municipal authorities street opening and construction permits and other rights-of-way to install and expand its networks in certain cities. In some cities, the Company's affiliates or subcontractors may already possess the requisite authorizations to construct or expand the Company's networks. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect the Company, particularly where it must compete with companies that already have the necessary permits.

   In some of the metropolitan areas where the Company provides network services, the Company pays license or franchise fees based on a percent of gross revenue. There can be no assurance that municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. However, municipalities that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by the Company or another CAP or CLEC. Moreover, there can be no assurance that ILECs with whom the Company competes will not be excluded from such local franchise fee requirements by previously-enacted legislation allowing them to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

   If any of the Company's existing franchise or license agreements for a particular metropolitan area were terminated prior to its expiration date and the Company were forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on the Company's operation in that metropolitan area and could have a material adverse effect on the Company.

   The Company is party to various regulatory and administrative proceedings, however, subject to the discussion above, the Company does not believe that any such proceedings will have a material adverse effect on its business.

Company Name

   The Company's use of the "Time Warner" name is subject to a license agreement with Time Warner. The Company may change its name to "TW Telecom Inc." and the Company will no longer have the right to use the "Time Warner" name upon expiration of the initial term in July 2002 or any renewal term of such agreement. The Company is also required to discontinue use of the "Time Warner" name upon:

  . Time Warner's owning less than 30% of the Company's common stock;

  . Time Warner having the right to nominate less than 3 nominees to the Board of Directors of the Company;

  . the Company's non-compliance with the restrictions in the Restated
    Certificate of Incorporation regarding Residential Services and Content Services; or

  . the transfer by a Class B Stockholder of its Class B common stock together with its rights to designate nominees to the Board of Directors under the Stockholders Agreement (however, this would not apply to a conversion of Class B common stock to Class A common stock).

   Such name change, and the inability to use the "Time Warner" name could have an adverse effect on the Company's ability to conduct its business and on its financial condition and results of operations.

Employees

   As of December 31, 1999, the Company employed approximately 1,259 employees. The Company believes that its relations with its employees are good. By succession, the New York City operating entity is a party to a collective bargaining agreement. In connection with the construction and maintenance of its networks and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. The Company believes that its success will depend in part on its ability to attract and retain highly qualified employees and maintain good working relations with its current employees.

Item 2. Properties

   The Company leases network hub sites and other facility locations and sales and administrative offices, many of which from TW Cable, in each of the cities in which it operates networks. During 1999, 1998 and 1997, rental expense for the Company's facilities and offices totaled approximately $6.6 million, $4.8 million and $4.7 million, respectively. The Company owns no material real estate. Management believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's business operations. The Company currently leases approximately 83,107 square feet of space in Littleton, Colorado, where its corporate headquarters are located and approximately 130,000 square feet of space in Greenwood Village, Colorado, where the NOC and other administrative functions are located.

Item 3. Legal Proceedings

 Southwestern Bell Telephone Company v. Public Utility Commission of Texas et al.

   The Company filed a complaint with the Texas Public Utility Commission ("PUC") in October 1997 as a result of Southwestern Bell Telephone's ("SWBT") refusal to pay the Company reciprocal compensation under the Interconnection Agreement between the parties for calls terminated to the Company's ISP customers in Texas based on SWBT's contention that such traffic was not "local". The PUC ruled that calls to ISPs are local and required SWBT to compensate the Company for those calls under the Interconnection Agreement. SWBT then sought to enjoin and stay the PUC's order in Federal District Court for the Western District of Texas and sought a declaration that calls to ISPs are not local. On April 16, 1998, the District Court denied all relief sought by SWBT and SWBT appealed that decision. SWBT's appeal to the Fifth Circuit Court of Appeals is still pending. Following the PUC's order, SWBT began to make reciprocal compensation payments for ISP traffic under the Interconnection Agreement. If SWBT prevails upon appeal, the Company may be required to repay the amounts received from SWBT since April 1997 in respect of ISP traffic with interest.

 Southwestern Bell v. Time Warner Telecom

   On December 17, 1999, SWBT filed a Demand for Commercial Arbitration under the Interconnection Agreement between the Company and SWBT. SWBT alleged that the Company breached the Agreement by refusing to amend the Agreement to replace the reciprocal compensation rates stated in the contract with lower rates established by the PUC in a consolidated arbitration with AT&T, MCI and MFS Communications. The Company has filed a response contending that the PUC is the only proper forum for resolution of disputes under the Interconnection Agreement. If SWBT is successful in this proceeding, the Company may be required to refund to SWBT the difference between the contract rate and the lower rate advocated by SWBT for minutes of use terminated to the Company since April 1998, net of offsetting credits to the Company for traffic terminated to SWBT during the same period.

 Indiana Bell Telephone Company, Inc. d/b/a Ameritech Indiana v. Time Warner Communications of Indiana, L.P., et al.

   The Company filed a complaint with the Indiana Utility Regulatory Commission ("IURC") in January 1998 as a result of Ameritech Indiana's refusal to pay the Company reciprocal compensation under the Interconnection Agreement between the parties for calls terminated to the Company's ISP customers in Indiana based on Ameritech Indiana's contention that such traffic was not "local". The IURC ruled that calls to ISPs are local and required Ameritech Indiana to compensate the Company for those calls under the Interconnection Agreement. Ameritech Indiana then appealed the ruling to the Indiana Court of Appeals and sought injunctive relief and to stay the IURC's order in the Federal District Court for the Southern District of Indiana and sought a declaration that calls to ISPs are not local. Ameritech Indiana's appeal to the Indiana Court of Appeals has been stayed pending resolution by the Federal District Court for the Southern District of Indiana, and the procedural schedule for resolving the District Court action is on hold until the Seventh Circuit Court of Appeals resolves a similar action involving different companies. Following IURC's order, Ameritech Indiana began to make reciprocal compensation payments for ISP traffic under the Interconnection Agreement. If Ameritech Indiana prevails upon appeal, the Company may be required to repay the amounts received from Ameritech Indiana in respect of ISP traffic without interest.

 Ohio Bell Telephone Company d/b/a/ Ameritech Ohio v. ICG Telecom Group, Inc., et al.

   The Company filed a complaint with the Public Utilities Commission of Ohio ("PUCO") on February 18, 1998 as a result of Ameritech Ohio's refusal to pay the Company reciprocal compensation under the Interconnection Agreement between the parties for calls terminated to the Company's ISP customers in Ohio based on Ameritech Ohio's contention that such traffic was not "local." The PUCO ruled that calls to ISPs are local and required Ameritech Ohio to compensate the Company for those calls under the Interconnection

Agreement. Ameritech Ohio has appealed the ruling to the United States District Court for the Southern District of Ohio, Eastern Division, seeking a declaration that calls to ISPs are not local and not subject to the payment of reciprocal compensation under the parties' Interconnection Agreement. If Ameritech Ohio prevails upon appeal, the Company may be required to repay the amounts received from Ameritech Ohio in respect of ISP traffic without interest.

 Wisconsin Bell, Inc. d/b/a Ameritech Wisconsin v. TCG Milwaukee, Inc., et al.

   The Company filed a complaint with the Public Service Commission of Wisconsin (the "PSCW") on December 2, 1997, as a result of Ameritech Wisconsin's refusal to pay the Company reciprocal compensation under the Interconnection Agreement between the parties for calls terminated to the Company's ISP customers in Wisconsin based on Ameritech Wisconsin's contention that such traffic was not "local." The PSCW ruled that calls to ISPs are local and required Ameritech Wisconsin to compensate the Company for calls under the Interconnection Agreement. Ameritech Wisconsin appealed the PSCW ruling to the United States District Court for the Western District of Wisconsin, seeking a declaration that calls to ISPs are not local and not subject to the payment of reciprocal compensation under the parties' Interconnection Agreement. The District Court dismissed Ameritech Wisconsin's appeal on July 12, 1999, for lack of subject matter jurisdiction based upon the Eleventh Amendment immunity of the PSCW. Ameritech Wisconsin appealed the decision of the District Court to the United States Court of Appeals for the Seventh Circuit on July 16, 1999. The Seventh Circuit appeal has been briefed and argued and is awaiting decision. If Ameritech Wisconsin prevails on the Seventh Circuit appeal, the case would be remanded to the District Court for a decision concerning Ameritech Wisconsin's appeal of the PSCW ruling. If Ameritech Wisconsin prevails on the remand before the District Court and prevails upon a further appeal before the Seventh Circuit Court of Appeals, the Company may be required to repay the amounts received from Ameritech Wisconsin in respect of ISP traffic without interest.

   The Company is a party to various other claims and legal and regulatory proceedings arising in the ordinary course of business. The Company does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

Executive Officers of the Registrant

 Name and Age                                            Background
------------------------------------------------------------------------------------------
 Larissa L. Herda (41)           President and Chief Executive Officer of the Company
                                 since June 1998;

                                 Senior Vice President--Sales of the Company from March
                                 1997 to June 1998;

                                 Employed by MFS Telecom, Inc., a competitive local
                                 exchange carrier, from 1989-1997, most recently as a
                                 Regional Vice President and General Manager for the
                                 Southeast Region.
------------------------------------------------------------------------------------------
 David J. Rayner (42)            Senior Vice President and Chief Financial Officer of the
                                 Company since June 1998;

                                 Vice President, Finance of the Company from February 1997
                                 to May 1998;

                                 Controller of the Company from May 1994 to February 1997;

                                 Financial and operational management positions at Time
                                 Warner Cable from 1982 to 1994.
------------------------------------------------------------------------------------------
 Paul B. Jones (53)              Senior Vice President, General Counsel and Regulatory
                                 Policy of the Company since August 1998;

                                 Senior Vice President, Legal and Regulatory Policy of the
                                 Company from October 1993 to August 1998;

                                 Senior Vice President, Corporate Development of TW Cable
                                 Ventures from 1992-1993;

                                 Senior Vice President and General Counsel of TW Cable
                                 from 1987 to 1992;

                                 Vice President, Strategy and Development of CBS
                                 Publishing Group from 1985 to 1986;

                                 Assistant General Counsel for the FCC from 1977 to 1979.
------------------------------------------------------------------------------------------
 John T. Blount (40)             Senior Vice President--Sales of the Company since June
                                 1998;

                                 Regional Vice President for the Midwest and Southwest
                                 Regions of the Company from January 1997 to June 1998;

                                 Vice President and General Manager/Milwaukee of the
                                 Company from January 1996 to January 1997;

                                 General Manager/Milwaukee of the Company from February
                                 1995 to January 1996;

                                 Employed by U S WEST !nterprise from 1988 to February
                                 1995.
------------------------------------------------------------------------------------------
 Michael Rouleau (41)            Senior Vice President, Marketing of the Company since
                                 November 1999;

                                 Vice President, Marketing and Product Development of
                                 Transport Service of U S WEST, Inc. from August 1997 to
                                 November 1999;
                                 Executive Director, Marketing and Product Development of
                                 U S WEST Communications from June 1996 to August 1997.

-----------------------------------------------------------------------------------------
A. Graham Powers (53)           Senior Vice President, Chief Information Officer of the
                                Company since April 1998;

                                Senior Vice President, Engineering and Technology of the
                                Company from June 1996 to March 1998;

                                Senior Vice President, Operations Development and
                                Business Implementation of the Company from August 1993
                                to May 1996;

                                President of Telecommunications Strategy Inc., a
                                technology consulting service, from May 1992 to July
                                1993.
-----------------------------------------------------------------------------------------
Raymond H. Whinery (45)         Senior Vice President, Engineering, Technology and
                                Operations of the Company since April 1999;

                                Senior Vice President, Technical Operations of the
                                Company from January 1997 to April 1999;

                                Senior Director of Engineering and Planning of the Company from May 1994 to January 1997;

                                Employed by U S WEST, Inc. from 1978 to May 1994.
-----------------------------------------------------------------------------------------
Julie A. Rich (46)              Senior Vice President, Human Resources and Business
                                Administration of the Company since April 1999;

                                Vice President, Human Resources and Business
                                Administration of the Company from March 1998 to April
                                1999;

                                Owner of an independent human resources consulting practice from June 1996 to February 1998;

                                Founder of XEL Communications, Inc., a telecommunications
                                manufacturer, holding positions of Director and Vice
                                President of Human Resources from 1984 to 1996.
-----------------------------------------------------------------------------------------

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   The Company's Class A common stock has traded on The Nasdaq National Market under the symbol "TWTC" since May 12, 1999. The following table sets forth the high and low sale prices for the Class A common stock for the period from May 12, 1999 to June 30, 1999 and the third and fourth quarters of 1999 as reported by the Nasdaq National Market:

     Period                                                       High     Low
     ------                                                      ------- -------
     May 12--June 30, 1999...................................... $29.250 $19.938
     Third Quarter 1999.........................................  32.875  19.875
     Fourth Quarter 1999........................................  51.625  20.875

Dividends

   The Company has never paid or declared any dividends and does not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by the Company's Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indenture for the Senior Notes contains covenants that effectively prevent the Company from paying dividends on the common stock for the foreseeable future.

Number of Stockholders

   As of February 29, 2000, there were 133 holders of record of the Company's Class A common stock and 8 holders of record of the Class B common stock. The Company believes that there are in excess of 16,900 beneficial owners of the Company's Class A common stock in addition to the record owners.

   During the past three years, except as set forth in its quarterly reports on Forms 10-Q, the Company has not sold any securities without registration under the Securities Act.

   Pursuant to a registration statement on Form S-1 effective May 11, 1999, Registration No. 333-49439, the Company commenced an initial public offering of 20,700,000 shares of its Class A common stock at an aggregate price of $14 per share. The managing underwriters were Morgan Stanley & Co., Incorporated, Lehman Brothers Inc., and Bear, Stearns & Co., Inc. The IPO closed on May 14, 1999, and 20,700,000 shares were sold at an aggregate price of $289.8 million.

   The net proceeds of the IPO were approximately $270.2 million after underwriters' discounts of $18.8 million and expenses of approximately $0.8 million (including expenses paid to the underwriters). Of the net proceeds, the Company used approximately $180.0 million to repay subordinated indebtedness to the Former Parent Companies. The Company also utilized $15.7 million to repay assumed debt from acquisitions. The balance of the proceeds was invested in short-term marketable securities and has subsequently been utilized to fund capital expenditures.

Item 6. Selected Financial Data

     Selected Consolidated and Combined Financial and Other Operating Data

   The following table is derived in part from the audited consolidated and combined financial statements of the Company. The financial statements of the Company for all periods prior to the Reorganization that occurred on July 14, 1998 reflect the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the commercial telecommunications operations of predecessors of the Company, as if they had been operating as a separate company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated and combined financial statements and the notes thereto.

                                      Years Ended December 31,
                          -------------------------------------------------------
                             1999       1998        1997        1996       1995
                          ----------  ---------   ---------   --------   --------
                           (in thousands, except per share and operating
                                           data amounts)
Statements of Operations
 Data:
Revenue:
 Dedicated transport
  services..............  $  152,468     84,024      44,529     20,362      6,505
 Switched services(1)...     116,285     37,848      10,872      3,555        350
                          ----------  ---------   ---------   --------   --------
   Total revenue........     268,753    121,872      55,401     23,917      6,855
                          ----------  ---------   ---------   --------   --------
Costs and expenses(2):
 Operating..............     117,567     67,153      40,349     25,715     15,106
 Selling, general and
  administrative........     113,389     77,401      54,640     60,366     34,222
 Depreciation and
  amortization..........      68,785     50,717      38,466     22,353      7,216
                          ----------  ---------   ---------   --------   --------
   Total costs and
    expenses............     299,741    195,271     133,455    108,434     56,544
                          ----------  ---------   ---------   --------   --------
Operating loss..........     (30,988)   (73,399)    (78,054)   (84,517)   (49,689)

Interest expense, net
 and other(2)...........     (28,473)   (19,340)      7,398     (1,599)    (1,416)
                          ----------  ---------   ---------   --------   --------
Net loss before income
 taxes..................     (59,461)   (92,739)    (70,656)   (86,116)   (51,105)
Income tax expense(3)...      29,804        --          --         --         --
                          ----------  ---------   ---------   --------   --------
Net loss................  $  (89,265)   (92,739)    (70,656)   (86,116)   (51,105)
                          ==========  =========   =========   ========   ========
Basic and diluted loss
 per common share.......  $   ( 0.93)     (1.14)      (0.87)     (1.06)     (0.63)
                          ==========  =========   =========   ========   ========
Other Operating Data:
EBITDA(1)(4)............  $   37,797    (22,682)    (39,588)   (62,164)   (42,473)
EBITDA Margin(1)(5).....          14%       (19)%       (72)%     (260)%     (620)%
Net cash provided by
 (used in) operating
 activities.............      54,235       (343)    (29,419)   (52,274)   (35,605)
Capital expenditures....     221,224    126,023     127,315    144,815    141,479

Operating Data(6):
Operating Networks......          21         19          19         18         15
Route miles.............       8,872      6,968       5,913      5,010      3,207
Fiber miles.............     332,263    272,390     233,488    198,490    116,286
Voice grade equivalent
 circuits...............   5,331,000  2,953,454   1,702,431    687,001    158,572
Digital telephone
 switches...............          19         16          14          2          1
Employees...............       1,259        919         714        673        508
Access lines............     192,369     78,036      16,078      2,793        493

Balance Sheet Data:
Cash and cash
 equivalents............  $   90,586    105,140         --         --         --
Marketable securities...     173,985    250,857         --         --         --
Property, plant and
 equipment, net.........     677,106    494,158     415,158    323,161    199,005
Total assets............   1,043,012    904,344     438,077    341,480    214,963
Long-term debt and
 capital lease
 obligations(6).........     403,627    574,940      75,475        --         --
Total stockholders'
 equity.................  $  422,916    207,651     300,390    294,937    179,589

--------
(1) Includes the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999.

(2) Includes expenses resulting from transactions with affiliates of $20.0 million, $27.7 million, $17.1 million, $12.4 million and $6.5 million in 1999, 1998, 1997, 1996 and 1995, respectively. See note 6 to the Company's financial statements appearing elsewhere in this report for an explanation of these expenses.
(3) During 1999, the Company recorded a non-recurring $39.4 million charge to earnings to record a net deferred tax liability associated with the Reconstitution. This change occurred immediately prior to the Company's IPO. Since the Reconstitution, the Company has recorded a deferred income tax benefit aggregating $9.6 million, which is primarily due to a decrease in the net deferred tax liability.
(4) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations and is a component of a covenant of the Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(5) EBITDA Margin represents EBITDA as a percentage of revenue.
(6) Includes all managed properties including unconsolidated affiliates (MetroComm AxS, L.P. in Columbus, Ohio and the Albany and Binghamton, New York networks). Albany and Binghamton were wholly owned at December 31, 1997 and MetroComm AxS, L.P. was wholly owned at December 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenue, EBITDA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes," "target" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectation of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes. The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

   The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice and long distance services. The Company serves customers in 21 metropolitan markets in the United States. The markets include: Austin, Dallas, Houston and San Antonio, Texas; Charlotte, Greensboro and Raleigh, North Carolina; Albany, Binghamton, New York City and Rochester, New York; Northern New Jersey; Cincinnati and Columbus, Ohio; Memphis, Tennessee; Orlando and Tampa, Florida; Indianapolis, Indiana; Milwaukee, Wisconsin; San Diego, California and Honolulu, Hawaii. The Company plans to enter Los Angeles/Orange County, California; Fayetteville, North Carolina and Dayton, Ohio during 2000.

   The Company began its business in 1993 by providing telephony services through cable systems owned by TWE, TWE-A/N and Time Warner. The Company's original business was to provide certain telephony services together with cable television. In January 1997, the Company put in place a new management team that implemented a business strategy focused exclusively on serving business customers, rapidly providing switched services in the Company's service areas and expanding the range of business telephony services offered by the Company.

   On July 14, 1998, TWT LLC succeeded to the ownership of the Company's business. At that time, the Class B Stockholders formed TWT LLC to acquire the assets and liabilities of the Company's business from the Former Parent Companies and to conduct the offering of the Senior Notes. In the transaction, referred to as the "Reorganization," the Class B Stockholders (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC.

   On May 10, 1999, in preparation for the Company's IPO, TWT LLC was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. As part of the merger, the outstanding Class A limited company interests were converted into Class A common stock and the Class B Stockholders exchanged their interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those hold by the former shareholders of Inc.Net, which the Company acquired in April 1999. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and the Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis.

   The primary change to the Company's operating structure since the Reconstitution is that the management of the Company became accountable to the Board of Directors, instead of to the management committee of TWT LLC. In addition, all future net operating loss carryforwards from the date of the Reconstitution can be utilized against future earnings of the Company as a result of the change in the Company's operating and legal structure from a limited liability company to a corporation. Prior to the Reconstitution, all net operating losses were allocated to and utilized primarily by the Class B Stockholders. The Company has not been, and will not be compensated for such net operating losses utilized by the Class B Stockholders. As a result of the Reconstitution, which occurred during the second quarter of 1999, the Company recorded a non-recurring charge to earnings for a net deferred tax liability of approximately $39.4 million.

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an IPO of 20,700,000 shares of Class A common stock at a price of $14 per share. The IPO generated approximately $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. A portion of the proceeds of the IPO was used to repay $180 million of loans from the Former Parent Companies that were generated from the financing requirements of the Company from July 1, 1997 through July 14, 1998, which had remained outstanding, accruing interest, through May 14, 1999. The proceeds of the IPO remaining after repayment of such loans were used to repay assumed debt from acquisitions and to fund capital expenditures.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 35,715 shares of Class B common stock were converted into Class A common stock. As of December 31, 1999, the Class B Stockholders had approximately 97.2% of the combined voting power of the outstanding common stock.

   In connection with the Reconstitution, the Company assumed the obligations under the former Time Warner Telecom LLC 1998 Option Plan, amended such plan, and renamed it the Time Warner Telecom 1998 Stock Option Plan (the "1998 Option Plan"). The 1998 Option Plan provides for the granting of stock options to purchase shares of Class A common stock to directors and current or prospective employees of, and consultants or other individuals providing services to, the Company and its subsidiaries. As of December 31, 1999, options for approximately 8.2 million shares were outstanding.

Acquisitions

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of Inc.Net, an ISP, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash and the assumption of $1.9 million in liabilities. At the time of the IPO, such Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted will be held in escrow to be released to the former Inc.Net's shareholders over a period of three years. Through the acquisition of this subsidiary, the Company manages current and future data networks and provides new Internet products.

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm, Inc. ("MetroComm") through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm AxS, L.P., a CLEC in Columbus, Ohio, not already owned by the Company.

Results of Operations

   The following table sets forth certain consolidated and combined statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

                                       Years Ended December 31,
                               -----------------------------------------------
                                   1999             1998            1997
                               --------------   -------------   --------------
                               (amounts in thousands, except per share
                                               amounts)
Statements of Operations
 Data:
Revenue:
 Dedicated transport
  services...................  $ 152,468   57 %   84,024   69 %   44,529    80%
 Switched services(1)........    116,285   43     37,848   31     10,872    20
                               ---------  ---   --------  ---   --------  ----
 Total revenue...............    268,753  100    121,872  100     55,401   100
                               ---------  ---   --------  ---   --------  ----
Costs and expenses(2):
 Operating...................    117,567   44     67,153   55     40,349    73
 Selling, general and
  administrative.............    113,389   42     77,401   63     54,640    99
 Depreciation and
  amortization...............     68,785   25     50,717   42     38,466    69
                               ---------  ---   --------  ---   --------  ----
 Total costs and expenses....    299,741  111    195,271  160    133,455   241
                               ---------  ---   --------  ---   --------  ----
Operating loss...............    (30,988) (11)   (73,399) (60)   (78,054) (141)
Interest expense(2)..........    (45,264) (17)   (29,198) (24)    (1,538)   (3)
Interest income..............     16,589    6      9,731    8        --    --
Equity in income (losses) of
 unconsolidated affiliate....        202  --         127  --      (2,082)   (4)
Gain on dispostion of
 investments(3)..............        --   --         --   --      11,018    20
                               ---------  ---   --------  ---   --------  ----
Net loss before income
 taxes.......................    (59,461) (22)   (92,739) (76)   (70,656) (128)
Income tax expense(4)........     29,804   11        --   --         --    --
                               ---------  ---   --------  ---   --------  ----
Net loss.....................  $ (89,265) (33)%  (92,739) (76)%  (70,656) (128)%
                               =========  ===   ========  ===   ========  ====
Basic and diluted loss per
 common share................  $   (0.93)          (1.14)          (0.87)
Basic and diluted loss per
 common share before income
 taxes(4)....................  $   (0.62)          (1.14)          (0.87)
Average common shares
 outstanding.................     95,898          81,250          81,250
EBITDA(1)(5).................  $  37,797   14 %  (22,682) (19)%  (39,588)  (71)%
Net cash provided by (used
 in) operating activities....     54,235            (343)        (29,419)
Net cash used in investing
 activities..................   (146,917)       (378,083)       (120,621)
Net cash provided by
 financing activities........     78,128         483,566         150,040

--------
(1) Includes the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999.
(2) Includes expenses resulting from transactions with affiliates of $20.0 million, $27.7 million and $17.1 million in 1999, 1998 and 1997, respectively.
(3) In 1997, the Company completed a series of transactions related to its interests in the Hyperion Partnerships, a group of unconsolidated telecommunication partnerships serving the New York area, whereby it sold its interests in the partnerships serving the Buffalo and Syracuse markets in exchange for approximately $7.0 million of cash and all of the minority interests in the partnerships serving the Albany and Binghamton markets that were not already owned by the Company. In connection with these transactions, the Company recognized a gain of approximately $11.0 million.
(4) A non-recurring charge to earnings of $39.4 million was recorded in 1999 to reflect the initial net deferred tax liability associated with the change from a limited liability company to a corporation. Income tax expense for 1999 reflects the $39.4 million charge, net of a $9.6 million deferred income tax benefit, resulting in net income tax expense of approximately $29.8 million.
(5) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

General

   The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, IXCs, ISPs, wireless communications companies and governmental entities. Since its inception in 1993, the Company has experienced significant growth in revenue and the geographic scope of its operations. An increasing portion of the Company's growth in revenue has come from the provision of local switched services as a result of the 19 digital voice switches deployed as of December 31, 1999. The Company believes that switched services provide the opportunity for a greater return on invested capital than that expected from dedicated transport services. The shift of the revenue growth to switched services may cause the Company's revenue to become less predictable since a portion of such services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenue for the Company. Furthermore, it is expected that the growth in the switched service offerings, as well as data and Internet services, will expand the Company's customer base to customers that are generally smaller than those who purchase dedicated transport services. Key to the Company's strategy is leveraging its existing fiber optic networks by adding additional services such as data and Internet and an integrated product for smaller customers. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with dedicated transport services. The Company intends to minimize churn in services to smaller customers by offering such service under minimum one-year contracts.

   Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from LECs for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company has filed complaints with various public utility commissions ("PUCs") contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a significant portion of this revenue pending outcome of the dispute. As of December 31, 1999, the Company has deferred recognition of $32.8 million in reciprocal compensation revenue for payments received associated with these disputes. 1999 switched services revenue includes the recognition of a non-recurring $7.6 million settlement of reciprocal compensation. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LECs facilities. These costs are recognized as incurred.

   The Company benefits from its strategic relationship with TW Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from TW Cable. As of December 31, 1999, the Company operated networks in 21 metropolitan areas that spanned 8,872 route miles, contained 332,263 fiber miles and offered service to 5,566 buildings.

   The Company plans to continue expanding its revenue base by fully utilizing available network capacity in its existing markets, by adding networks in new markets and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its product offerings on a continuous basis to achieve a diverse revenue base. As part of that process, the Company is targeting the expansion of data and Internet products that can be offered on the Company's existing network.

   Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other competitors and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects such costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth.

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

   In the normal course of business, the Company engages in various transactions with TW Cable, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with the Former Parent Companies with respect to certain of such transactions. The Company's selling, general and administrative expenses include charges allocated from TW Cable for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of such costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable capacity from TW Cable through prepaid right-to-use agreements and reimburses TW Cable for facility maintenance and pole rental costs. Such maintenance and pole rental costs are included in the Company's operating expenses.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. Revenue increased $146.9 million, or 121%, to $268.8 million for 1999, from $121.9 million for 1998. This increase in revenue is primarily because of increased customers, increased revenue from existing customers, a broader array of products offered and acquisitions. Revenue from the provision of dedicated transport services increased $68.4 million or 81%, to $152.5 million for 1999, from $84.0 million for 1998. Switched service revenue increased $78.4 million, or 207%, to $116.3 million for 1999, from $37.8 million for 1998. Exclusive of the effects of acquisitions and the effects of the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999, dedicated transport service and switched service revenue increased 73% and 182%, respectively. The increase in revenue from dedicated transport services primarily reflects a 54% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 136% increase in average switched service customers, and an increase in revenue from switched access services, reciprocal compensation and a broader array of products and services offered in existing markets. Reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks, represented 7% and 8% of total revenue for 1999 and 1998, respectively, excluding the effects of the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999. At December 31, 1999, the Company offered dedicated transport services in 21 metropolitan areas, 20 of which also offered switched services. At December 31, 1998, the Company offered dedicated transport services in 19 metropolitan areas, 16 of which also offered switched services.

   Operating Expenses. Operating expenses increased $50.4 million, or 75%, to $117.6 million for 1999, from $67.2 million for 1998. Exclusive of the effects of acquisitions, such expenses increased 67%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher technical personnel costs. As a percentage of revenue, operating expenses decreased to 44% for 1999 from 55% for 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $36.0 million, or 46%, to $113.4 million for 1999, from $77.4 million for 1998. Exclusive of the effects of acquisitions, such expenses increased 43%. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher data processing costs and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenue, selling, general and administrative expenses decreased to 42% for 1999 from 63% for 1998.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased $18.1 million, or 36%, to $68.8 million for 1999, from $50.7 million for 1998. Exclusive of the effects of acquisitions, such expense increased 28%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

   EBITDA. EBITDA increased $60.5 million, to $37.8 million, for 1999 from a loss of $22.7 million for 1998. Exclusive of the effects of acquisitions and the effects of the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999, such amount increased $51.6 million. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

   Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Former Parent Companies. Such loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to these loans and Senior Notes totaled $45.3 million and $29.2 million for 1999 and 1998, respectively. The increase of $16.1 million is primarily due to the higher weighted average debt balance during 1999.

   Net Loss. Net loss decreased $3.5 million, or 4%, to $89.3 million for 1999, from a net loss of $92.7 million for 1998. The decrease in net loss is primarily related to improved results from operations, partially offset by an increase in net interest expense of $9.2 million and income tax expense of $29.8 million.

   Loss per Common Share. The basic and diluted loss per common share was computed by dividing net loss applicable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. The increase in the weighted average shares outstanding is due to the issuance of Class A common stock for the IPO, for acquisitions and upon the exercise of stock options. For 1999, the basic and diluted loss per common share decreased $0.21 per share, or 18%, to ($0.93) per share from ($1.14) per share for 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenue. Revenue increased $66.5 million, or 120%, to $121.9 million for 1998, from $55.4 million for 1997. Revenue from the provision of dedicated transport services increased $39.5 million, or 89%, to $84.0 million for 1998, from $44.5 million for 1997. Switched service revenue increased $27.0 million, or 248%, to $37.8 million for 1998, from $10.9 million for 1997. The increase in revenue from dedicated transport services primarily reflects growth of services and new products offered in existing markets. The increase in switched services resulted from the offering of services in new markets and the growth of services in existing markets including reciprocal compensation. Reciprocal compensation represented 8% and 9% of total revenue for 1998 and 1997, respectively. At December 31, 1998, the Company offered dedicated transport services in 19 metropolitan areas, 16 of which also offered switched services, as compared to offering dedicated transport services in 19 metropolitan areas, 14 of which also offered switched services at December 31, 1997. The metropolitan areas do not include MetroComm AxS, L.P., a 50% owned entity of the Company.

   Operating Expenses. Operating expenses increased $26.8 million, or 66%, to $67.2 million for 1998, from $40.3 million for 1997. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, higher technical personnel costs, and higher data processing costs. As a percentage of revenue, operating expenses decreased to 55% in 1998 from 73% for 1997.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.8 million, or 42%, to $77.4 million for 1998, from $54.6 million for 1997. The increase in selling, general and administrative expenses was primarily attributable to higher direct sales costs associated with the increase in revenue, higher property taxes, an increase in consulting expenses relating to local regulatory matters, the implementation of new billing and system software, and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenue, selling, general and administrative expenses decreased to 63% for 1998 from 99% for 1997.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased $12.3 million, or 32%, to $50.7 million for 1998, from $38.5 million for 1997. The increase in depreciation and amortization expense was primarily attributable to higher capital expenditures related to the ongoing construction and expansion of the Company's telecommunications networks in both 1998 and 1997. As a percentage of revenue, depreciation and amortization expenses decreased to 42% for 1998, from 69% for 1997.

   EBITDA. The EBITDA loss for 1998 decreased $16.9 million, or 43%, to a loss of $22.7 million for 1998, from a loss of $39.6 million for 1997. This improvement was primarily the result of increased revenue due to the Company's expansion of local telecommunications networks in new and existing markets and growth of the Company's customer base, partially offset by higher operating expenses in support of the larger customer base, and higher selling, general and administrative expenses required to support the expansion.

   Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Former Parent Companies. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. Interest expense relating to these loans and Senior Notes totaled $29.2 million and $1.5 million for 1998 and 1997, respectively.

   Net Loss. Net loss increased $22.1 million, or 31%, to $92.7 million for 1998, from a net loss of $70.7 million for 1997. This increase resulted from higher depreciation and amortization expenses relating to the Company's expansion of telecommunications networks in new and existing markets, as well as interest expense relating to the subordinated loans payable to the Former Parent Companies and the Senior Notes.

Liquidity and Capital Resources

 Sources and Uses of Funds

   Operations. For 1999, the Company's cash provided by operations was $54.2 million, as compared to cash used in operations of $343,000 for 1998. This increase in cash provided by operations of $54.6 million principally resulted from an increase in EBITDA of $60.5 million. During the second quarter of 1999, the Company achieved positive EBITDA and expects to continue to generate positive EBITDA for the foreseeable future. As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative EBITDA and operating losses from a network until an adequate customer base and revenue stream for the network have been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA for at least two and a half years after operations commence in each market. Although overall, the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

   Investing. Cash used in investing activities decreased $231.2 million to $146.9 million in 1999, as compared to $378.1 million in 1998. During 1999, a portion of the proceeds from maturities of marketable securities were used to partially fund capital expenditures and working capital requirements. During 1998, the net proceeds from the issuance of the Senior Notes were primarily invested in marketable securities.

   During 1999, capital expenditures were $221.2 million (net of capital leases incurred of $3.7 million), an increase of $95.2 million from 1998. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 1,904 route miles of fiber since December 31, 1998. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $350 million in 2000 to fund its capital expenditures. This target spending includes requirements for current operating markets and the Company's expansion plans.

   The facilities-based telecommunications service business is a capital intensive business. The Company's operations have required and will continue to require substantial capital investment for: (i) the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; (ii) the acquisition and expansion of networks currently owned and operated by other companies; and (iii) the evolution of the network to support new products, services and technologies. The Company's expected capital expenditures for general corporate and working capital purposes include: (i) expenditures with respect to the Company's management information system and corporate service support infrastructure and (ii) operating and administrative expenses with respect to new networks and debt service. The Company plans to make substantial capital investments in connection with plans to construct and develop new networks, as well as for technology upgrades. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations, and the Company will consider the development of new markets. In addition, the Company may acquire existing networks in the future.

   The Company, from time to time, evaluates potential acquisitions of, and joint ventures relating to, networks currently owned and operated by other companies, including affiliates of the Class B Stockholders, and expects to continue to do so. In the event the Company enters into a definitive agreement with respect to any acquisition or joint venture, it may require additional financing or it may elect to use a portion of the proceeds from the sale of the Senior Notes not theretofore expended for other purposes, including but not limited to, capital expenditures and working capital requirements.

   While the Company intends to continue to leverage its relationship with TW Cable in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where TW Cable does not conduct cable operations, the Company may incur significant additional costs in excess of those historically incurred by the Company when expanding into existing TW Cable service areas. In addition, TW Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under the Capacity License Agreements. Accordingly, if the Company is unable to lease such additional capacity at the same rates as are currently provided for under the Capacity License Agreements, the Company may be required to obtain additional capacity on more expensive terms. See "Operating Agreements with TW Cable--Capacity License Agreements" in Item 1 above.

   The development and expansion of the Company's existing and future networks and services will require significant capital to fund these capital expenditures. The Company expects that its future cash requirements will principally be for funding future growth and capital expenditures. The Company has appointed Chase Securities Inc. as lead arranger in the syndication of a $400 million revolving senior secured credit facility for the Company. If the syndication of the facility is successful, the Company anticipates closing the financing in the second quarter of 2000. However, there is no assurance that the financing will be available to the Company or on acceptable terms. The Company expects that the $264.6 million in cash, cash equivalents and marketable securities at December 31, 1999, borrowings under the $400 million credit facility along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned and pay interest on the Senior Notes. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenue and costs are dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

   Financing. Net cash provided by financing activities for 1999 decreased by $405.4 million, as compared to 1998. Net cash provided by financing activities for 1999, reflects the net proceeds from the IPO of $270.2 million, offset by the repayment of loans from the Former Parent Companies of $180 million, as well as acquired debt and capital lease obligations. Net cash provided by financing activities for 1998, reflects proceeds from issuance of the Senior Notes and loans from the Former Parent Companies.

   During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. The loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. The $400 million principal amount in Senior Notes that the Company issued in July 1998 are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semiannually on January 15 and July 15, beginning on January 15, 1999. Aggregate annual interest payments on the Senior Notes through 2008 are expected to be approximately $39 million. The Senior Notes are required to be repaid on July 15, 2008. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest. The proceeds of the IPO remaining after repayment of the subordinated loans payable, combined with the proceeds from the Senior Notes, have been used to continue funding the Company's continued growth, which includes expansion of the Company's networks, and for general corporate purposes. The Former Parent Companies are not under any obligation to make any additional equity investments or loans to the Company.

   The Company intends to continue to evaluate potential acquisitions and joint ventures. Currently, the Company has no new definitive agreement with respect to any material acquisition or joint venture, although from time to time it may discuss and assess opportunities with other companies, including the Class B Stockholders.

Substantial Leverage/Covenants

   The Company is highly leveraged. As of December 31, 1999, the Company had approximately $400 million of consolidated total debt. The degree to which the Company is leveraged could have a material adverse effect upon the Company, including: (i) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, joint ventures, working capital or general corporate or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of, and interest on, its debt; and (iii) the Company's substantial leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. A failure by the Company to comply with the covenants and other provisions of financing documents to which the Company is a party, including the Indenture governing the Senior Notes (the "Indenture"), or other debt instruments to which the Company may become party in the future, could permit acceleration of the debt under such instruments and, in some cases, acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. The Indenture contains certain restrictive covenants. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations. The loan documents for the $400 million credit facility the Company is currently negotiating may contain further restrictions on these and other activities of the Company.

Additional Risks and Other Uncertainties

   The Company's ability to expand its business depends on a variety of factors. These factors include the Company's ability to assess markets, design fiber optic network backbone routes, acquire and install facilities, obtain and utilize rights-of-way and building access, obtain any required governmental authorizations and permits and implement interconnection with LECs. There can be no assurance that the Company will be able to achieve this expansion in a timely manner, at a reasonable cost, or on terms and conditions acceptable to the Company.

   The successful implementation of the Company's expansion strategy will be subject to a variety of risks, including operating and technical problems, regulatory uncertainties, competition and the availability of capital. There can be no assurance that any existing networks will be successfully expanded or any new networks will be developed. In addition, there can be no assurance that any networks that are developed will be completed on schedule, at commercially reasonable costs or within the Company's specifications. There can also be no assurance that any new or expanded networks will become profitable or generate positive cash flow at any time in the future. A substantial portion of the Company's network build-out plans within existing markets are dependent upon its continuing relationship with TW Cable. See "Operating Agreements with TW Cable." The Company's inability to expand its existing networks and operations or install new networks or manage effectively such expansion and installation could have a material adverse effect upon the Company's business operations, financial condition and results of operations. In addition, the expansion of the Company's business may involve acquisitions or joint ventures which, if made or entered into, could divert the resources and management time of the Company and could require integration with the Company's operations.

   A portion of the Company's revenue is comprised of services that are rate sensitive. Switched access which is the connection between a long distance carrier's POP and an end-user's premises that is provided through the switching facilities of a LEC is billed on a per minute of use basis. Historically the FCC has regulated the access rates imposed by the ILECs, while CLEC access rates have been less regulated. In 1999, the FCC established a framework for the eventual deregulation of ILEC interstate access charges. Degrees of increased pricing flexibility and ultimate price deregulation are triggered by the extent of competition within each of our markets. This will exert greater downward pressure on the Company's interstate access rates as various conditions are met over the next few years. In addition, the FCC is considering proposals to decrease ILEC per-minute access charges, while imposing regulation on CLEC access charges to restrict rates to levels below an established benchmark. Although the Company's business plans have reflected downward pressure on access rates and their impact, these regulatory developments may potentially result in lower rates than anticipated. For 1999, switched access revenue represented 11% of total revenue. Management believes that increased volume in services and markets served will offset the impact of switched access rate reduction. However, the degree and timing of the regulatory developments cannot be predicted. In addition, there is no assurance that the Company will be able to compensate for the reduction in switched access revenue from rate reform with other revenue sources.

   Reciprocal compensation is also a component of switched services that is rate sensitive. Reciprocal compensation is the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks. Rates are established by interconnection agreements between the parties based on regulatory and judicial ruling in each of the states. Several significant agreements have expired or will be expiring over the next year. These contracts are being or will be renegotiated in 2000. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's previous agreements. While the Company expects that it will negotiate reasonable interconnection agreements with the ILECs, pricing structures are not likely to remain at their current levels. Currently reciprocal compensation represents 7% of revenue excluding non-recurring settlements of $7.6 million recognized in 1999. Although the renegotiated interconnection agreements are likely to result in lower rates, management believes that the volume in minutes driven by the growth in Internet and related markets will more than offset the impact of the rate reduction. The outcome of regulatory and judicial rulings on reciprocal compensation for ISP traffic may also negatively impact the Company's revenue from reciprocal compensation. The Company cannot predict the outcome of these rulings. Accordingly, there is no assurance that the Company will be able to compensate for the reduction in reciprocal compensation with increased volume of terminating local traffic.

   The Company's future performance will depend, in part, upon its ability to manage its growth effectively. The Company's rapid growth has placed, and in the future may continue to place, a significant strain on its administrative, operational and financial resources. The Company's ability to continue to manage its growth successfully will require the Company to further enhance its operations, management, financial and information systems and controls and to expand, train and manage its employee base. In addition, as the Company increases its service offerings and expands its targeted markets, there will be additional demands on the Company's customer support, sales, marketing, administrative resources and network infrastructure. There can be no assurance that the Company's administrative, operating and financial resources, systems and controls will be adequate to manage the Company's growth effectively. The Company's inability to manage its expansion effectively, including the emergence of unexpected expansion difficulties, could have a material adverse effect on the Company's business, results of operations and financial condition.

   Currently, the Company offers primarily local telecommunications services. However, the Company continues to examine opportunities to expand into other related telecommunications services. If the Company were to expand into new categories of telecommunications services, it could incur certain additional demands and risks in connection with such expansion, including demands on its ability to manage growth, technological compatibility risks, legal and regulatory risks and possible adverse reaction by some of its current customers.

   The Company may, as part of its business strategy, acquire other businesses that will complement its existing business. Management is unable to predict whether or when any prospective acquisitions will occur or the likelihood of any material transactions being completed on favorable terms and conditions. The Company's ability to finance acquisitions may be constrained by, among other things, its high degree of leverage. The Indenture significantly limits the Company's ability to make acquisitions and to incur indebtedness in connection with acquisitions. If the Company completes a bank financing, the documents for that financing may include similar limitations. Such transactions commonly involve certain risks, including, among others:

  . the difficulty of assimilating the acquired operations and personnel;

  . the potential disruption of the Company's ongoing business and diversion of resources and management time;

  . the possible inability of management to maintain uniform standards, controls, procedures and policies;

  . the risks of entering markets in which the Company has little or no prior experience; and

  . the potential impairment of relationships with employees or customers as a result of changes in management or business.

   There can be no assurance that any acquisition will be made, that the Company will be able to obtain additional financing needed to finance any acquisition and, if any acquisitions are made, that the acquired business will be successfully integrated into the Company's operations so that the acquired business will perform as expected. The Company has no definitive agreement with respect to any acquisition, although from time to time it has discussions with other companies, including affiliates of the Former Parent Companies, and assesses opportunities on an ongoing basis.

   The Company may also enter into joint venture transactions. These transactions present many of the same risks involved in acquisitions and may also involve the risk that other joint venture partners may have economic, business or legal interests or objectives that are inconsistent with those of the Company. Joint venture partners may also be unable to meet their economic or other obligations, thereby forcing the Company to fulfill these obligations.

Impact of Year 2000

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change, including the leap year date. The Company expensed approximately $2.8 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Effects of Inflation

   Historically, inflation has not had a material effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents and marketable securities. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing arrangements.

   The following table provides information at December 31, 1999, about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year. At December 31, 1999, the fair value of the Company's fixed rate 9 3/4% Senior Notes due 2008 was $415 million, as compared to a carrying value of $400 million on such date, based on market prices at December 31, 1999.

                                                          2000 Maturities
                                                   -----------------------------
                                                   (dollar amounts in thousands)
Assets
  Marketable securities:
    Shares of money market mutual funds...........           $  4,510
      Average interest rate.......................                5.5%
    Certificates of deposit with banks............           $ 54,797
      Average interest rate.......................                5.3%
    Corporate and municipal debt securities.......           $196,455
      Average interest rate.......................                5.9%

Item 8. Financial Statements and Supplementary Data

   See "Index to Consolidated Financial Statements" at Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission no later than April 15, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission no later than April 15, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission no later than April 15, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission no later than April 15, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

                                   GLOSSARY

   Access Charges. The fees paid by long distance carriers for the local connections between the long distance carriers' networks and the long distance carriers' customers.

   ATM (asynchronous transfer mode). A recently commercialized switching and transmission technology that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bits of a standard fifty-three bit-long packet or cell. ATM-based packet transport was specifically developed to allow switching and transmission of mixed voice, data and video at varying rates. The ATM format can be used by many different information systems, including LANs.

   BOC (Bell Operating Company). A telephone operating subsidiary of an RBOC; an incumbent local exchange carrier.

   Broadcast Video TV-1. This Company service provides dedicated transport of broadcast quality video signals.

   CAP (Competitive Access Provider). A company that provides dedicated telecommunications services (private line, local transport and special access) as an alternative to the ILEC.

   CDMA (Code Division Multiple Access). A form of wireless communications technology.

   Central Offices. A telecommunications center where switches and other telecommunications facilities are housed. CAPs may connect with ILEC networks either at this location or through a remote location.

   Collocation. The ability of a telecommunications carrier to interconnect its network to the ILEC's network by extending its facilities to the ILEC's central office. Physical collocation occurs when the interconnecting carrier places its network equipment within the ILEC's central offices. Virtual collocation is an alternative to physical collocation under which the ILEC permits a carrier to interconnect its network to the ILEC's network in a manner which is technically, operationally and economically comparable to physical collocation, even though the interconnecting carrier's network connection equipment is not physically located within the central offices.

   CLEC (Competitive Local Exchange Carrier). A company that provides local exchange services, including Dedicated service, in competition with the ILEC.

   Dedicated. Telecommunications lines dedicated to, or reserved for use by, a particular customer along predetermined routes (in contrast to links which are temporarily established).

   Dedicated Transmission. The sending of electronic signals carrying information over a Direct Transport facility.

   Dense Wavelength Division Multiplexing (DWDM). A technology that multiplies the capacity of single fiber to 8, 16, 32, or 80 new transmission channels. Higher capacity multiples are under testing.

   Digital. A means of storing, processing and transmitting information by using distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies use a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers preclude distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

   Direct Transport (aka Dedicated Transport). A non-switched point-to-point telecommunications facility leased from a telecommunications provider by an end user and used exclusively by that end user.

   Diverse Routing. A telecommunications network configuration in which signals are transmitted simultaneously along two different paths so that if one path is cut or impaired, traffic can continue in the other direction without interrupting service. The Company's networks generally provide diverse routing.

   DS0, DS1, DS3. Standard North American telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS0 service has a bit rate of 64 kilobits per second. DS1 service has a bit rate of 1.544 megabits per second and DS3 service has a bit rate of 44.736 megabits per second. A DS0 can transmit a single uncompressed voice conversation.

   FCC. Federal Communications Commission.

   FDMA (Frequency Division Multiple Access). A form of wireless communications technology.

   Fiber Miles. The number of route miles of fiber optic cable installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers in the cable. See the definition of "route mile" below.

   Fiber Optics. Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable is the medium of choice for the telecommunications and cable industries. Fiber is immune to electrical interference and environmental factors that effect copper wiring and satellite transmission.

   Gbps (Gigabits per second). One billion bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "billions of bits per second."

   Hub. Collocation centers located centrally in an area where telecommunications traffic can be aggregated for transport and distribution.

   ILECs (Incumbent Local Exchange Carriers). The local phone companies, either a BOC or an independent (such as GTE) which provides local exchange services.

   Internet. The name used to describe the global open network of computers that permits a person with access to the Internet to exchange information with any other computer connected to the network.

   IntraLATA. A call that originates and terminates within the same LATA.

   ISDN (Integrated Services Digital Network). ISDN is an internationally agreed standard which, through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line. ISDN permits video conferencing over a single line, for example, and also supports a multitude of value-added switched service applications such as Incoming Calling Line Identification. ISDN's combined voice and data networking capabilities reduce costs for end users and result in more efficient use of available facilities. ISDN combines standards for highly flexible customer to network signaling with both voice and data within a common facility.

   IXC (Interexchange Carrier). A long distance carrier.

   Kbps (Kilobits per second). Kilobit means one thousand bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "thousands of bits per second."

   LANs (Local Area Networks). The interconnection of computers for the purpose of sharing files, programs and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs. LANs are generally confined to a single customer's premises and may be extended or interconnected to other locations through the use of bridges and routers.

   LATA (Local Access and Transport Area). The geographical areas within which a local telephone company may offer telecommunications services, as defined in the divestiture order known as the Modification of Final Judgment ("MFJ") unless and until refined by the FCC pursuant to the Telecommunications Act of 1996.

   Local Exchange. A geographic area defined by the appropriate state regulatory authority in which telephone calls generally are transmitted without toll charges to the calling or called party.

   Local Exchange Service/Local Exchange Telephone Service. Basic local telephone service, including the provision of telephone numbers, dial tone and calling within the local exchange area.

   Long Distance Carriers (Interexchange Carriers or IXC). Long distance carriers providing services between LATAs, on an interstate or intrastate basis. A long distance carrier may be facilities-based or offer service by reselling the services of a facilities-based carrier.

   Local Transport Services. Dedicated lines between the ILEC's central offices and long distance carrier POPs used to carry switched traffic.

   Mbps (Megabits per second). Megabit means one million bits of information. The information carrying capacity (i.e., bandwidth) of a circuit may be measured in "millions of bits per second."

   Multiplexing. An electronic or optical process that combines a number of lower speed transmission signals into one higher speed signal. There are various techniques for multiplexing, including frequency division (splitting the total available frequency bandwidth into smaller frequency slices), time division (slicing a channel into timeslots and placing each signal into its assigned timeslot), and statistical (wherein multiplexed signals share the same channel and each transmits only when it has data to send).

   OC-3c. Optical Carrier level-3, combined into a single data stream. Optical carrier refers to a SONET optical signal.

   OC-N. Optical carrier levels ranging from OC1 (51.84 Mbps) to OC192 (9.9
Gbps).

   Node. A point of connection into a fiber optic network.

   PBX (Private Branch Exchange). A customer owned and operated switch on customer premises, typically used by large businesses with multiple telephone lines.

   PBX Trunk. A transmission facility which connects a PBX to the Company's or ILEC's central office switching center.

   POPs (Points of Presence). Locations where a IXC has installed transmission equipment in a service area that serves as, or relays telephone calls to, a network switching center of the same IXC.

   Primary Rate Interface (PRI). A transport mechanism provided currently over class 5 switches to terminate at managed modem pools. The primary application is for dial-up Internet access.

   Private Line. A private, dedicated telecommunications link between different customer locations (excluding IXC POPs).

   Private Network Transport Service. This service is a private, dedicated high-capacity premium quality service over fully redundant, diverse routed, SONET rings with band width that is dedicated and always available.

   Public Switched Telephone Network. The switched network available to all users generally on a shared basis (i.e., not dedicated to a particular user). The local exchange telephone service networks operated by ILECs are the largest and often the only public switched networks in a given locality.

   RBOC (Regional Bell Operating Company). The holding company which owns a
BOC.

   Reciprocal Compensation. An arrangement in which two local exchange carriers agree to terminate traffic originating on each other's networks in exchange for a negotiated level of compensation.

   Redundant Electronics. A telecommunications facility that uses two separate electronic devices to transmit a telecommunications signal so that if one device malfunctions, the signal may continue without interruption.

   Route Mile. The number of miles along which fiber optic cables are installed.

   SONET (Synchronous Optical Network). A set of standards for optical communications transmission systems that define the optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SONET facilitates the interoperability of dissimilar vendors equipment. SONET benefits business customers by minimizing the equipment necessary for various telecommunications applications and supports networking diagnostic and maintenance features.

   Special Access Services. The lease of private, dedicated telecommunications lines or circuits on an ILEC's or a CAP's network which run to or from the IXC's POPs. Special access services do not require the use of switches. Examples of special access services are telecommunications circuits running between POPs of a single IXC, from one IXC's POP to another IXC's POP or from an end user to its IXC's POP.

   STS-1. This dedicated transmission service is carried over high-capacity channels for full duplex, synchronous optical transmission of digital data on SONET standards. This service eliminates the need to maintain and pay for multiple dedicated lines.

   Switch. A mechanical or electronic device that opens or closes circuits or selects the paths or circuits to be used for the transmission of information. Switching is a process of linking different circuits to create a temporary transmission path between users. Within this document, switches generally refer to voice grade telecommunications switches unless specifically stated otherwise.

   Switched Access Services. The connection between a IXC's POP and an end user's premises through the switching facilities of a local exchange carrier.

   Switched Services. Telecommunications services that support the connection of one calling party with another calling party via use of a telephone switch (i.e., an electronic device that opens or closes circuits, completes or breaks an electrical path, or selects paths or circuits).

   TDMA (Time Division Multiple Access). A form of wireless communications technology.

   Toll Services. Otherwise known as EAS or intra LATA toll services are those calls that are beyond the free local calling area but originate and terminate within the same LATA; such calls are usually priced on a measured basis.

   Type II. A circuit offered to a customer by a telecommunications provider including a portion of the circuit provided by another LEC, where the first provider bills the customer for the entire circuit.

   Voice Grade Equivalent (VGE) Circuit. One DS0. One voice grade equivalent circuit is equal to 64 kilobits of bandwidth.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) (1), (2) The Financial Statements and Schedule II--Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

     (3) Exhibits:

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
 2.1     --Reorganization Agreement among Time Warner Companies, Inc., MediaOne
           Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment
           Company, L.P., and Time Warner Entertainment-Advance/Newhouse
           Partnership (filed as Exhibit 2.1 to Company's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1998)*
 2.2     --Merger Agreement among the Company, Time Warner Telecom LLC and Time
           Warner Telecom Inc. (filed as Exhibit 2.2 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-49439))*
 3.1     --Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3.1 to Company's Registration Statement on Form S-1
           (Registration No. 333-49439))*
 3.2     --Restated By-laws of the Company (filed as Exhibit 3.2 to Company's
           Registration Statement on Form S-1 (Registration No. 333-49439))*
 4.1     --Stockholders Agreement, among the Company, Time Warner Companies,
           Inc., American Television and Communications Corporation, Warner
           Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon
           Communications, MediaOne Group, Inc., Multimedia Communications,
           Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to
           Company's Registration Statement on Form S-1 (Registration No. 333-
           49439))*
 4.2     --Indenture, between Time Warner Telecom LLC, TWT Inc. and The Chase
           Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
 10.1    --Lease, between Quebec Court Joint Venture No. 2, Landlord, and
           Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994
           (filed as Exhibit 10.1 to Time Warner Telecom LLC's Registration
           Statement on Form S-1 (Registration No. 333-53553))*
 10.2    --Agreement for Assignment of Lease, dated September 12, 1997, between
           Ingram Micro Inc. and Time Warner Communications Holdings Inc.
           (filed as Exhibit 10.2 to TWT LLC's Registration Statement on Form
           S-1 (Registration No. 333-53553))*
 10.3    --First Amendment to Lease, dated October 15, 1997, by CarrAmerica
           Realty, L.P. and Time Warner Communications Holdings Inc. (filed as
           Exhibit 10.3 to TWT LLC's Registration Statement on Form S-1
           (Registration No. 333-53553))*
 10.4    --Time Warner Telecom LLC 1998 Option Plan as amended December 8, 1999
 10.5    --Employment Agreement between the Company and Larissa L. Herda
 10.6    --Employment Agreement between the Company and Paul B. Jones
 10.7    --Employment Agreement between the Company and A. Graham Powers
 10.8    --Employment Agreement between the Company and David Rayner
 10.9    --Employment Agreement between the Company and John T. Blount
 10.10   --Employment Agreement between the Company and Michael Rouleau
 10.11   --Employment Agreement between the Company and Julie Rich
 10.12   --Employment Agreement between the Company and Raymond Whinery
 10.13   --Capacity License Agreement (filed as Exhibit 10.3 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998)*
 10.14   --Trade Name License Agreement (filed as Exhibit 10.4 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998)*

 10.15 --Agreement between AT&T Communications, Inc. and Time Warner
         Communications, dated as of September 15, 1996, as amended on June 1,
         1997 (filed as Exhibit 10.13 to the Company's Registration Statement
         on Form S-1 (Registration No. 333-49439))*
 21    --Subsidiaries of the Company (filed as Exhibit 21 to Company's
         Registration Statement on Form S-1 (Registration No. 333-49439))*
 23    --Consent of Ernst & Young LLP, Independent Auditors
 27    --Financial Data Schedule

--------
*  Incorporated by reference.

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2000.

                                          TIME WARNER TELECOM INC.

                                                  /s/ David J. Rayner
                                          By: _________________________________
                                                      David J. Rayner
                                              Senior Vice President and Chief
                                                     Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                        Title                   Date
---------                                        -----                   ----

(i) Principal Executive Officer

       /s/ Larissa L. Herda            President and Chief          March 17, 2000
______________________________________  Executive Officer and
           Larissa L. Herda             Representative

(ii) Principal Financial Officer

       /s/ David J. Rayner             Senior Vice President and    March 17, 2000
______________________________________  Chief Financial Officer
           David J. Rayner

(iii) Principal Accounting Officer

         /s/ Jill Stuart               Vice President, Accounting   March 17, 2000
______________________________________  and Finance and Chief
             Jill Stuart                Accounting Officer

(iv) Directors

        /s/ Glenn A. Britt             Director                     March 17, 2000
______________________________________
            Glenn A. Britt

        /s/ Bruce Claflin              Director                     March 17, 2000
______________________________________
            Bruce Claflin

      /s/ Richard J. Davies            Director                     March 17, 2000
______________________________________
          Richard J. Davies

       /s/ Spencer B. Hays             Director                     March 17, 2000
______________________________________
           Spencer B. Hays

       /s/ Larissa L. Herda            Director                     March 17, 2000
______________________________________
           Larissa L. Herda

        /s/ Douglas Holmes             Director                     March 17, 2000
______________________________________
            Douglas Holmes

          /s/ Lisa Hook                Director                     March 17, 2000
______________________________________
              Lisa Hook

      /s/ Stephen A. McPhie            Director                     March 17, 2000
______________________________________
          Stephen A. McPhie

       /s/ Robert J. Miron             Director                     March 17, 2000
______________________________________
           Robert J. Miron

    /s/ Audley M. Webster, Jr.         Director                     March 17, 2000
______________________________________
        Audley M. Webster, Jr.

                            TIME WARNER TELECOM INC.

            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Audited Financial Statements:
  Report of Independent Auditors..........................................  F-2
  Consolidated Balance Sheets at December 31, 1999 and 1998...............  F-3
  Consolidated and Combined Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997.......................................  F-4
  Consolidated and Combined Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997.......................................  F-5
  Consolidated and Combined Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1999, 1998 and 1997...................  F-6
  Notes to Consolidated and Combined Financial Statements.................  F-7
Schedule II Valuation of Qualifying Accounts.............................. F-21

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Time Warner Telecom Inc:

   We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated and combined statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed on the index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Denver, Colorado
February 4, 2000

                            TIME WARNER TELECOM INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                            1999       1998
                                                         ----------  ---------
                                                             (amounts in
                                                          thousands, except
                                                            share amounts)
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $   90,586    105,140
  Marketable securities (note 3)........................    173,985    231,107
  Receivables, less allowances of $7,857 and $2,692.....     52,652     26,690
  Prepaid expenses......................................      2,938      2,176
                                                         ----------  ---------
    Total current assets................................    320,161    365,113
                                                         ----------  ---------

Investment in unconsolidated affiliate (note 2).........        --       5,707

Property, plant and equipment...........................    868,770    612,119
  Less accumulated depreciation.........................   (191,664)  (117,961)
                                                         ----------  ---------

                                                            677,106    494,158
                                                         ----------  ---------
Long-term marketable securities (note 3)................        --      19,750

Intangible and other assets, net of accumulated
 amortization (note 2)..................................     45,745     19,616
                                                         ----------  ---------
    Total assets........................................ $1,043,012    904,344
                                                         ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   64,678     38,946
  Deferred revenue......................................     37,913     10,524
  Accrued taxes, franchise and other fees...............     23,280     15,214
  Accrued interest......................................     17,983     17,333
  Accrued payroll and benefits..........................     13,945      8,821
  Payble to TW Cable (note 6)...........................      5,085     16,801
  Other current liabilities.............................     26,459     14,114
                                                         ----------  ---------
    Total current liabilities...........................    189,343    121,753
                                                         ----------  ---------

Long-term debt and capital lease obligations (notes 4
 and 9).................................................    403,627    400,000

Deferred income taxes (note 7)..........................     27,126        --

Subordinated loans payable to the Former Parent
 Companies (including
 $3,399 of accrued interest in 1998) (note 5)...........        --     174,940

Stockholders' equity (note 1):
  Preferred stock, $0.01 par value, 20,000,000 shares
   authorized, no shares issued and outstanding.........        --         --
  Class A common stock, $0.01 par value, 277,300,000
   shares authorized, 23,543,422 shares issued and
   outstanding in 1999..................................        235        --
  Class B common stock, $0.01 par value, 162,500,000
   shares authorized, 81,214,285 and 81,250,000 shares
   issued and outstanding in 1999
   and 1998, respectively...............................        812        813
  Additional paid-in capital............................    559,950    255,654
  Accumulated deficit...................................   (138,081)   (48,816)
                                                         ----------  ---------
    Total stockholders' equity..........................    422,916    207,651
                                                         ----------  ---------
    Total liabilities and stockholders' equity.......... $1,043,012    904,344
                                                         ==========  =========

                            See accompanying notes.

                            TIME WARNER TELECOM INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997

                                                     1999     1998     1997
                                                   --------  -------  -------
                                                    (amounts in thousands,
                                                       except per share
                                                           amounts)
Revenue:
  Dedicated transport services.................... $152,468   84,024   44,529
  Switched services...............................  116,285   37,848   10,872
                                                   --------  -------  -------
    Total revenue.................................  268,753  121,872   55,401
                                                   --------  -------  -------
Costs and expenses(a):
  Operating.......................................  117,567   67,153   40,349
  Selling, general and administrative.............  113,389   77,401   54,640
  Depreciation and amortization...................   68,785   50,717   38,466
                                                   --------  -------  -------
    Total costs and expenses......................  299,741  195,271  133,455
                                                   --------  -------  -------
Operating loss....................................  (30,988) (73,399) (78,054)

Interest expense(a)...............................  (45,264) (29,198)  (1,538)
Interest income...................................   16,589    9,731      --
Equity in income (losses) of unconsolidated
 affiliate (note 2)...............................      202      127   (2,082)
Gain on disposition of investments................      --       --    11,018
                                                   --------  -------  -------
Net loss before income taxes......................  (59,461) (92,739) (70,656)

Income tax expense (note 7).......................   29,804      --       --
                                                   --------  -------  -------
Net loss.......................................... $(89,265) (92,739) (70,656)
                                                   ========  =======  =======
Basic and diluted loss per common share........... $  (0.93)   (1.14)   (0.87)
                                                   ========  =======  =======
Average common shares outstanding.................   95,898   81,250   81,250
                                                   ========  =======  =======

(a) Includes expenses resulting from transactions with affilitates (note 6):

    Operating..................................... $  2,513    2,041    1,731
                                                   ========  =======  =======
    Selling, general and administrative........... $  1,579    5,063    6,810
                                                   ========  =======  =======
    Depreciation and amortization................. $ 10,792    9,010    7,064
                                                   ========  =======  =======
    Interest expense.............................. $  5,078   11,582    1,544
                                                   ========  =======  =======


                            See accompanying notes.

                            TIME WARNER TELECOM INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                  (amounts in thousands)
Cash flows from operating activities:
 Net loss..................................... $ (89,265)   (92,739)   (70,656)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation and amortization................    68,785     50,717     38,466
 Equity in (income) losses of unconsolidated
  affiliate...................................      (202)      (127)     2,082
 Deferred income tax expense..................    29,804        --         --
 Gain on disposition of investments...........       --         --     (11,018)
 Changes in operating assets and liabilities,
  net of the effect of acquisitions:
  Receivables and prepaid expenses............   (22,384)   (17,808)    (4,019)
  Accounts payable............................    27,491      6,037      7,265
  Accrued interest............................       650     20,732      1,544
  Payable to TW Cable.........................   (11,716)    16,801        --
  Accrued payroll and benefits................     5,124      2,488      4,093
  Other current liabilities...................    44,698     16,882      5,472
  Other balance sheet changes.................     1,250     (3,326)    (2,648)
                                               ---------  ---------  ---------
   Net cash provided by (used in) operating
    activities................................    54,235       (343)   (29,419)
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Capital expenditures.........................  (221,224)  (126,023)  (127,315)
 Cash paid for acquisitions, net of cash
  acquired....................................    (2,565)    (1,204)      (334)
 Purchases of marketable securities...........  (290,811)  (286,356)       --
 Proceeds from maturities of marketable
  securities..................................   367,683     35,500        --
 Proceeds from sale of investments............       --         --       7,028
                                               ---------  ---------  ---------
   Net cash used in investing activities......  (146,917)  (378,083)  (120,621)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds of loans from Former Parent
  Companies...................................       --      96,066     73,931
 Repayment of loans to Former Parent
  Companies...................................  (180,018)       --         --
 Payment of capital lease obligations.........      (174)       --         --
 Repayment of acquired debt...................   (15,668)       --         --
 Net proceeds from issuance of debt...........       --     387,500        --
 Net proceeds from issuance of common stock
  upon exercise of stock options..............     3,806        --         --
 Net proceeds from initial public offering....   270,182        --         --
 Capital contributions from the Former Parent
  Companies...................................       --         --     127,550
 Distributions to the Former Parent
  Companies...................................       --         --     (51,441)
                                               ---------  ---------  ---------
   Net cash provided by financing activities..    78,128    483,566    150,040
                                               ---------  ---------  ---------
   Increase (decrease) in cash and cash
    equivalents...............................   (14,554)   105,140        --
   Cash and cash equivalents at beginning of
    period....................................   105,140        --         --
                                               ---------  ---------  ---------
   Cash and cash equivalents at end of
    period.................................... $  90,586    105,140        --
                                               =========  =========  =========
Supplemental disclosures of cash flow
 information:
   Cash paid for interest..................... $  47,011        --         --
                                               =========  =========  =========
   Cash paid for income taxes................. $     168        181          4
                                               =========  =========  =========

Supplemental schedule for noncash investing and financing activities:
Time Warner Telecom Inc. (the "Company") issued Class A common stock aggregating $27.9 million to purchase the common stock of Internet Connect, Inc. ("Inc.Net") and MetroComm, Inc. ("MetroComm").

In 1999, the Company incurred capital lease obligations of $3.7 million for the purchase of fiber, equipment and furniture leases.

                            See accompanying notes.

                            TIME WARNER TELECOM INC.

    CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                Common Stock
                         ----------------------------
                            Class A       Class B     Additional                 Total
                         ------------- --------------  paid-in   Accumulated stockholders'
                         Shares Amount Shares  Amount  capital     deficit      equity
                         ------ ------ ------  ------ ---------- ----------- -------------
                                              (amounts in thousands)
Balance at January 1,
 1997...................    --   $--   81,250   $813    478,885   (184,761)     294,937
  Net capital
   contributions from
   the Former Parent
   Companies............    --    --      --     --      76,109        --        76,109
  Net loss..............    --    --      --     --         --     (70,656)     (70,656)
                         ------  ----  ------   ----   --------   --------      -------
Balance at December 31,
 1997...................    --    --   81,250    813    554,994   (255,417)     300,390
  Net loss prior to
   Reorganization.......    --    --      --     --         --     (43,923)     (43,923)
                         ------  ----  ------   ----   --------   --------      -------
                            --    --   81,250    813    554,994   (299,340)     256,467
  Effect of
   Reorganization
   (note 1).............    --    --      --     --    (299,340)   299,340          --
  Net loss after
   Reorganization.......    --    --      --     --         --     (48,816)     (48,816)
                         ------  ----  ------   ----   --------   --------      -------
Balance at December 31,
 1998...................    --    --   81,250    813    255,654    (48,816)     207,651
  Initial public
   offering, net of
   offering expenses of
   $19,618 (note 1)..... 20,700   207     --     --     269,975        --       270,182
  Issuance of common
   stock for
   acquisitions (note
   2)...................  2,498    25     --     --      27,839        --        27,864
  Issuance of common
   stock upon exercise
   of stock options.....    309     2     --     --       6,482        --         6,484
  Conversion of shares
   by related party.....     36     1     (36)    (1)       --         --           --
  Net loss..............    --    --      --     --         --     (89,265)     (89,265)
                         ------  ----  ------   ----   --------   --------      -------
Balance at December 31,
 1999................... 23,543  $235  81,214   $812    559,950   (138,081)     422,916
                         ======  ====  ======   ====   ========   ========      =======

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

1. Organization and Summary of Significant Accounting Policies

 Description of Business and Capital Structure

   The Company, a Delaware corporation, is a leading fiber facilities-based integrated communications provider in selected metropolitan markets across the United States, offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice and long distance services.

   TW Cable, as defined below, began the Company's business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-
Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies." "TW Cable" refers to the cable systems owned by TWE, TWE-A/N and Time Warner.

   TWE and TWE-A/N are owned as follows:

  (1) TWE is a partnership of subsidiaries of Time Warner and MediaOne Group, Inc. ("MediaOne"); and

  (2) TWE-A/N is a partnership of TWE, Time Warner and Advance/Newhouse Partnership ("Advance").

   The Company's original business was to provide certain telephony services together with cable television. In January 1997, the Company put in place a new management team that implemented a business strategy focused exclusively on serving business customers, rapidly providing switched services in all the Company's service areas and expanding the range of business telephony services offered by the Company.

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

   On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Inc.Net, which the Company acquired in April 1999 (see note 2). Following the Reconstitution, the Class B Stockholders held all of the Company's Class B common stock. Accordingly, the accompanying financial statements have been adjusted to retroactively reflect the authorization and issuance of the shares of Class A common stock and Class B common stock for all periods presented.

                           TIME WARNER TELECOM INC.

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares, including an over-allotment of 2,700,000 shares, of Class A common stock at a price of $14 per share (the "IPO"). The IPO generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the Former Parent Companies (see note
5). Remaining proceeds have been and will continue to be used to fund the Company's continued growth, which may include acquisitions and joint ventures, and for general corporate purposes.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 35,715 shares of Class B common stock were converted into Class A common stock. As of December 31, 1999, the Class B Stockholders had approximately 97.2% of the combined voting power of the outstanding common stock.

   The Company also is authorized to issue shares of Preferred Stock. The Company's Board of Directors has the authority to establish the voting powers, the preferences and special rights for the Preferred Stock. No such voting powers, preferences or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 1999.

   On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T. The MediaOne stockholders have approved the merger, but the merger is subject to various regulatory approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated. If the merger is completed, the Class B common stock beneficially owned by MediaOne (through a subsidiary) will be beneficially owned by AT&T. However, the transaction will not affect the MediaOne subsidiary's rights as a Class B Stockholder.

   On January 10, 2000, Time Warner announced an agreement to merge with America Online, Inc. ("AOL") in a stock-for-stock transaction that would create a new company called AOL Time Warner Inc. As a result of the mergers, both AOL and Time Warner will become wholly owned subsidiaries of AOL Time Warner. Under the terms of the merger agreement, Time Warner and AOL stock will be converted to AOL Time Warner stock at fixed exchange ratios. Upon consummation of the merger, current Time Warner shareholders will receive approximately 45% of the stock of AOL Time Warner, and current AOL shareholders will receive approximately 55%. If the merger is completed, the Class B common stock beneficially owned by Time Warner will be beneficially owned by AOL Time Warner and its subsidiaries. However, the transaction will not affect the rights of Time Warner subsidiaries as Class B Stockholders. The merger is subject to customary closing conditions, including regulatory clearance and stockholder approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated.

 Basis of Presentation

   Until July 14, 1998, the historical financial statements of the Company reflected the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the commercial telecommunications operations of the Former Parent Companies, as if they had been operating as a separate

                           TIME WARNER TELECOM INC.

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

   Investments in entities in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. At December 31, 1998, the Company's investment in unconsolidated affiliate consisted solely of a 50% investment in MetroComm AxS, L.P. ("MetroComm L.P."), a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee are included in the consolidated balance sheets, and only the Company's share of the investee's income (losses) are included in the consolidated and combined statements of operations. During the second quarter of 1999, the remaining 50% of MetroComm L.P. was acquired (see note 2) and, accordingly, is accounted for on a consolidated basis as of May 31, 1999.

 Cash, Cash Equivalents and Marketable Securities

   Prior to July 14, 1998, the Company did not maintain any cash or marketable securities since all funding of the Company's operating, investing and financing activities was provided by capital contributions from the Former Parent Companies or by subordinated loans payable to the Former Parent Companies (see note 5). Such funding consisted of subordinated loans during the period from July 1, 1997 through July 14, 1998, and remained outstanding until May 14, 1999. The capital contributions of the Former Parent Companies, which are non-interest bearing, have been included in additional paid-in capital. Prior to repayment of the subordinated loans in May 1999, the subordinated loans, including accrued interest, had been reflected as long-term liabilities in the accompanying consolidated balance sheets.

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

                           TIME WARNER TELECOM INC.

 Receivables

   The Company does not require collateral for telecommunication services provided to customers. However, the Company performs ongoing credit evaluations of its customers' financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all accounts receivable. The provision for doubtful accounts was $6.7 million, $2.0 million and $1.2 million for 1999, 1998 and 1997, respectively.

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Construction costs, labor and applicable overhead related to the development, installation and expansion of the Company's networks, and interest costs related to construction are capitalized. During 1999, 1998 and 1997, interest capitalized was not significant. Repairs and maintenance costs are charged to expense when incurred.

   The Company licenses the right to use the majority of its fiber optic cable from TW Cable, in which they are co-located. The cost of these rights, which are prepaid by the Company, is capitalized and reflects an allocable share of TW Cable's costs, which, prior to the Reorganization, generally reflected the incremental costs incurred by TW Cable to construct the fiber for the Company. Subsequent to the Reorganization, the Company pays for its allocable share of the cost of fiber and construction incurred by TW Cable in routes where they are in joint construction. In routes where the Company is not in joint construction with TW Cable, the Company pays for the full cost of construction. Depreciation is provided on the straight-line method over estimated useful lives as follows:

   Buildings and improvements........................................ 5-20 years
   Communications networks........................................... 5-15 years
   Vehicles and other equipment...................................... 3-10 years
   Fiber optic right to use..........................................   15 years

   Property, plant and equipment consist of:

                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                               (amounts in
                                                               thousands)
   Buildings and improvements............................. $  15,741     14,453
   Communications networks................................   556,054    380,150
   Vehicles and other equipment...........................    91,666     58,224
   Fiber optic right to use...............................   205,309    159,292
                                                           ---------  ---------
                                                             868,770    612,119
   Less accumulated depreciation..........................  (191,664)  (117,961)
                                                           ---------  ---------
     Total................................................ $ 677,106    494,158
                                                           =========  =========

 Intangible Assets

   Intangible assets primarily consist of goodwill, deferred right of way costs and covenants not to compete, which are amortized over periods of 10 to 20 years using the straight-line method. Amortization expense amounted to $2.7 million, $2.3 million and $2.0 million for 1999, 1998 and 1997, respectively. Accumulated amortization of intangible assets at December 31, 1999 and 1998, amounted to $7.0 million and $2.2 million, respectively.

                           TIME WARNER TELECOM INC.

 Impairment of Long-Lived Assets

   The Company periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

 Revenue

   The Company's revenue has been derived primarily from the provision of "private line" or "direct access" telecommunications services; however, an increasing portion is derived from the provision of switched services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications products and services, including dedicated transmission, local switched, long distance, data and high-speed Internet access services. In addition, the Company benefits from its strategic relationship with the Class B Stockholders both through access rights and construction cost-sharing. As a result, the Company's networks have been constructed primarily through the use of fiber capacity licensed from the Class B Stockholders.

   Revenue for dedicated transport services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for switched services, data and Internet services and long distance are generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period provided.

   Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to Internet service provider ("ISP") customers contending that such traffic was not local. As a result, the Company has filed complaints with various public utility commissions ("PUCs") contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a significant portion of this revenue pending outcome of the dispute. As of December 31, 1999, the Company deferred recognition of $32.8 million in reciprocal compensation revenue for payments received associated with these disputes. 1999 switched services revenue includes the recognition of a non-recurring $7.6 million settlement of reciprocal compensation. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred and are reported as a component of operating expenses in the Consolidated and Combined Statements of Operations.

 Significant Customers

   The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the years ended December 31, 1999 and 1998, the Company's top 10 customers accounted

                           TIME WARNER TELECOM INC.

for 39% and 38% of the Company's consolidated and combined revenue, respectively. AT&T accounted for more than 10% of the Company's total revenue in 1999 and AT&T and MCI WorldCom, Inc., accounted for more than 10% of the Company's total revenue in 1998. However, a substantial portion of such revenue results from traffic that is directed to the Company by the Company's customers who have selected such carriers as their long distance providers. Revenue includes sales to both AT&T and MCI WorldCom, Inc. (including sales directed to the Company by the Company's customers) of approximately $58.8 million, $28.9 million and $14.7 million 1999, 1998 and 1997, respectively.

 Segment Reporting

   The Company operates in 21 service areas and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA and capital spending of these operating locations. Each of the service areas offers the same products and services, have similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company's executives, allowing the 21 service areas to be aggregated, resulting in one reportable line of business.

 Loss Per Common Share

   The Company computes loss per common share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures to present basic and diluted earnings per share ("EPS"). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

   The basic and diluted loss per common share for all periods presented herein was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

 Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain prior year amounts have been reclassified for comparability with the 1999 presentation.

2. Acquisitions

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of Inc.Net, an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash and the assumption of $1.9 million in liabilities. At the time of the IPO, such Class A limited liability interests were converted into 307,550

                           TIME WARNER TELECOM INC.

shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted will be held in escrow to be released to the former Inc.Net shareholders over a period of three years. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense for 1999 was approximately $462,000.

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm AxS, L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio are now reported under the new entity. The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense for 1999 was approximately $1.1 million.

   The two acquisitions completed during 1999 are summarized as follows (amounts in thousands):

                                                                         1999
                                                                       --------
   Recorded value of assets acquired.................................. $ 32,003
   Goodwill...........................................................   25,746
   Elimination of investment in unconsolidated affiliate..............   (5,278)
   Assumed liabilities................................................  (22,042)
   Common stock issued in acquisitions................................  (27,864)
                                                                       --------
     Cash paid for acquisitions....................................... $  2,565
                                                                       ========

   Since both acquisitions are accounted for as purchases, the results of operations of Inc.Net and MetroComm are consolidated with the Company's results of operations from their respective acquisition dates. Had both acquisitions occurred on January 1, 1998, revenue, net loss, and basic and diluted loss per common share would not have been materially different for 1998 and 1999.

3. Marketable Securities

   The Company's marketable securities portfolio includes shares of money market mutual funds, corporate debt securities, certificates of deposit with banks and foreign government debt securities. All of the Company's marketable securities are categorized as "held-to-maturity" and carried at amortized cost.

                           TIME WARNER TELECOM INC.

   Marketable securities at December 31, 1999 and 1998 were as follows:

                                                             1999        1998
                                                          ----------- -----------
                                                          (amounts in thousands)
   Cash equivalents:
     Shares of money market mutual funds................. $     4,510      3,338
     Certificates of deposit with banks..................         --       5,000
     Corporate and municipal debt securities.............      77,267     93,394
                                                          ----------- ----------
                                                               81,777    101,732
                                                          ----------- ----------
   Current marketable securities:
     Certificates of deposit with banks..................      54,797     57,014
     Corporate and municipal debt securities.............     119,188    169,085
     Foreign government debt securities..................         --       5,008
                                                          ----------- ----------
                                                              173,985    231,107
                                                          ----------- ----------
   Long-term marketable securities:
     Corporate debt securities...........................         --      19,750
                                                          ----------- ----------
       Total marketable securities....................... $   255,762    352,589
                                                          =========== ==========

   The estimated fair value of the marketable securities is not materially different from the amortized cost.

4. Long-Term Debt

   The Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the Senior Notes totaled approximately $40.3 million and $17.9 million for 1999 and 1998, respectively. At December 31, 1999, the fair market value for the $400 million of Senior Notes was $415 million, based on market prices.

   The Senior Notes are governed by an Indenture that contains certain restrictive covenants. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.

5. Subordinated Loans Payable to the Former Parent Companies

   During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. Such loans remained outstanding, accruing interest, through May 14, 1999. Such loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. Such loans bore interest (payable in kind) at The Chase Manhattan Bank's prime rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to such loans totaled approximately $5.1 million, $11.6 million and $1.5 million for 1999, 1998 and 1997, respectively. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

                           TIME WARNER TELECOM INC.

6. Related Party Transactions

   In the normal course of business, the Company engages in various transactions with the Former Parent Companies, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

   The Company licenses the right to use the majority of its fiber optic cable from TW Cable. The Company paid TW Cable $16.8 million, $23.8 million and $32.5 million for 1999, 1998 and 1997, respectively, under this arrangement. Such costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $10.8 million, $9.0 million and $7.1 million for 1999, 1998 and 1997, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated and combined statements of operations. In addition, under this licensing arrangement, the Company reimburses TW Cable for facility maintenance and pole rental costs, which aggregated $2.5 million, $2.0 million and $1.7 million for 1999, 1998 and 1997, respectively.

   The Company's operations, which in certain cases are co-located with TW Cable's divisions, are allocated a charge for various overhead expenses for services provided by such divisions. Prior to the Reorganization, such allocations were based on direct labor, total expenses or headcount relative to each operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at TW Cable's facilities. After the Reorganization, these costs are based on contracts with TW Cable. Such charges aggregated approximately $1.6 million, $2.1 million and $4.4 million for 1999, 1998 and 1997, respectively.

   During the period July 1, 1997 through May 14, 1999, the Former Parent Companies provided all or a portion of the Company's financing requirements. Interest expense relating to such loans aggregated approximately $5.1 million, $11.6 million and $1.5 million for 1999, 1998 and 1997, respectively (see note
5).

   During 1998 and 1997, the Company participated in the TW Cable Pension Plan (the "TW Pension Plan"), a noncontributory defined benefit pension plan which covered approximately 75% of all employees. The remaining 25% of employees participated in a pension plan under the administration of MediaOne, their previous employer (the "MediaOne Pension Plan"). The Company also participated in the TW Cable Employees Savings Plan (the "Savings Plan"), a defined contribution plan. Both the TW Pension Plan and Savings Plan were administered by a committee appointed by the Board of Representatives of TWE and covered substantially all employees.

   Benefits under the TW Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension cost aggregated $1.1 million for 1998 and 1997.

   Benefit costs under the MediaOne Pension Plan for certain employees of the Company aggregated $0.8 million and $0.6 million for 1998 and 1997, respectively.

   The Company's contributions to the Savings Plan represented up to 6.67% of the employees' compensation during the plan year. Defined contribution plan expense aggregated $1.0 million and $0.7 million for 1998 and 1997, respectively.

   As of January 1, 1999, the Company did not participate in the TW Pension Plan, the MediaOne Pension Plan or the Savings Plan because the Company adopted its own benefit plans (see note 10). The Company has no future obligation to fund either the TW Pension Plan or the MediaOne Pension Plan.

                           TIME WARNER TELECOM INC.

7. Income Taxes

   On May 10, 1999, in conjunction with the Reconstitution, a one-time charge to earnings of $39.4 million was recorded to recognize the net deferred tax liability associated with the change from a limited liability company to a corporation, as all of the Company's tax operating losses prior to May 10, 1999 were absorbed by the Former Parent Companies. The income tax benefit for 1999, shown below, includes the effect of the Reconstitution and the tax impact of operations from the date of the Reconstitution through December 31, 1999.

   Income tax expense is summarized as follows (amounts in thousands):

   Total income tax expense.........................................  $29,804
   Less--tax benefit related to exercise of non-qualified stock
    options.........................................................   (2,678)
                                                                      -------
     Total deferred income taxes....................................   27,126
     Less current...................................................      --
                                                                      -------
     Net deferred...................................................  $27,126
                                                                      =======

   Variations from the federal statutory rate for activity since the Reconstitution date are as follows:

   Expected federal income tax benefit at statutory rate............    (35.0)%
   Effect of net operating losses incurred prior to the
    Reconstitution..................................................     18.5
   Effect of the initial deferred tax liability recorded at the time
    of the Reconstitution...........................................     66.4
   Effect of permanent differences..................................      1.1
   State income tax benefit, net of federal income tax benefit......     (2.1)
   Other............................................................      1.2
                                                                      -------
   Income tax expense...............................................     50.1%
                                                                      =======

   Significant components of the Company's net deferred tax liability at December 31, 1999 are as follows (amounts in thousands):

   Deferred tax assets:
     Accrued expenses...............................................  $ 4,933
     Allowance for doubtful accounts................................    3,159
     Net operating losses since the Reconstitution..................    5,869
                                                                      -------
       Total deferred tax assets....................................   13,961
                                                                      -------
   Deferred tax liability--depreciation and amortization............   41,087
                                                                      -------
       Net deferred tax liability...................................  $27,126
                                                                      =======

   At December 31, 1999, the Company has a net operating loss carryforward since the Reconstitution for federal income tax purposes of approximately $14.6 million. The net operating loss carryforward is scheduled to expire in 2019.

8. Option Plans--Common Stock and Stock Options

 Time Warner Telecom 1998 Option Plan

   The Company maintains a stock option plan reserving 9,027,000 shares of Class A common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors.

                           TIME WARNER TELECOM INC.

Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. Such options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to such option plan.

   During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded and will be amortized on a straight-line basis over the four-year vesting period. In 1999, stock compensation expense of approximately $88,000 was recorded for such options and are reported as a component of selling, general and administrative expenses in the accompanying consolidated and combined statements of operations.

   The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS No. 123 for expense recognition purposes.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999, respectively: risk-free interest rate of 6.5% during each period; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company's common stock of 0.74 for 1999; and a weighted-average expected life of the option of five years during each period.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The weighted-average fair value of options granted during 1998 and 1999 was $3.33 and $19.98, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share applicable to Class A common stock as if the company had used the fair value accounting provisions of SFAS No. 123 would be a loss of $103.1 million and a loss per share of $1.07 for the year ended December 31, 1999. The Company's shares were not publicly traded and no shares were exercisable as of December 31, 1998.

                           TIME WARNER TELECOM INC.

   A summary of the Company's stock option activity, and related information for the year ended December 31, 1999 and 1998 are as follows:

                                       1999                        1998
                            --------------------------- ---------------------------
                                       Weighted Average            Weighted Average
                             Options    Exercise Price   Options    Exercise Price
                            ---------  ---------------- ---------  ----------------
   Options outstanding at
    beginning of year...... 5,810,750       $12.00            --        $   --
   Granted................. 2,950,750        29.90      6,115,250        12.00
   Exercised...............  (309,849)       12.00            --           --
   Forfeited...............  (277,594)       12.63       (304,500)       12.00
                            ---------                   ---------
   Options outstanding at
    end of year............ 8,174,057        18.44      5,810,750        12.00
                            =========                   =========
   Exercisable at end of
    year................... 1,784,036       $12.00            --        $12.00
                            =========                   =========

   Exercise prices for options outstanding as of December 31, 1999, are as follows:

                             Options Outstanding                      Options Exercisable
              ------------------------------------------------- --------------------------------
                   Number           Weighted                         Number
  Range of    Outstanding as of     Average         Weighted    Exercisable as of     Weight
  Exercise      December 31,       Remaining        Average       December 31,       Average
   Prices           1999        Contractual Life Exercise Price       1999        Exercise Price
  --------    ----------------- ---------------- -------------- ----------------- --------------
$12.00-12.00      5,465,557           8.64           $12.00         1,784,036         $12.00
 14.00-34.00        662,250           9.51            21.38                 0           0.00
 34.50-34.50      2,000,000           9.88            34.50                 0           0.00
 35.75-48.13         46,250           9.96            43.02                 0           0.00
                  ---------                                         ---------
                  8,174,057           9.02           $18.44         1,784,036         $12.00
                  =========                                         =========

9. Commitments and Contingencies

   The Company leases office space and furniture, switching facilities and fiber optic use rights. Certain of these leases contain renewal clauses.

                           TIME WARNER TELECOM INC.

   At December 31, 1999, commitments under capital and non-cancelable operating leases with terms in excess of one year were as follows:

                                                       Capital      Operating
                                                        Leases        Leases
                                                      -----------  ------------
                                                      (amounts in thousands)
   Year ended December 31:
     2000............................................ $       737       11,023
     2001............................................         736        9,152
     2002............................................         519        9,003
     2003............................................         433        8,804
     2004............................................         401        8,449
     Thereafter......................................       5,416       51,549
                                                      -----------   ----------
       Total minimum lease payments..................       8,242       97,980
                                                                    ==========
   Less amount representing interest.................      (4,139)
                                                      -----------
   Present value of obligations under capital
    leases...........................................       4,103
   Less current portion of obligations under capital
    leases...........................................        (476)
                                                      -----------
   Obligations under capital leases, excluding
    current portion.................................. $     3,627
                                                      ===========

   The obligations under capital leases have been discounted at an imputed interest rate of 9.75%. Rental expense under operating leases, aggregated $9.4 million, $7.0 million and $5.4 million for 1999, 1998 and 1997, respectively.

   Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

10. Employee Benefit Plans

   Effective January 1, 1999, the Company adopted the "TWTC 401(k) by Time Warner Telecom" qualified retirement plan (the "401(k) Plan"). Employees who meet certain eligibility requirements may contribute up to 15% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company made a matching contribution of 100% of each employee's contribution up to a maximum of 5% of the employee's eligible compensation. Contributions to the 401(k) Plan aggregated $3.3 million for 1999.

   Effective January 1, 2000, the Company adopted the "Time Warner Telecom 2000 Qualified Stock Purchase Plan" (the "Stock Purchase Plan"). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation to be used to purchase shares of the Company's Class A common stock, up to an annual limit of $25,000 in the Company's Class A common stock, at a 15% discount to fair market value. Stock purchases occur twice a year on January 1 and July 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. Subject to stockholder approval at the Company's annual meeting, the Company is authorized to issue a total of 750,000 shares of the Company's Class A common stock to participants in the Stock Purchase Plan.

                           TIME WARNER TELECOM INC.

11. Quarterly Results of Operations (Unaudited)

   The following summarizes the Company's unaudited quarterly results of operations for 1999 and 1998:

                                              Three Months Ended
                                  --------------------------------------------
                                  March 31  June 30   September 30 December 31
                                  --------  --------  ------------ -----------
                                   (dollars in thousands, except per share
                                                   amounts)
   Year Ended December 31, 1999
     Total revenue(1)............ $ 47,589    58,381      71,315      91,468
     Operating income (loss).....  (15,536)  (11,340)     (8,561)      4,449
     Net loss....................  (24,642)  (53,178)     (9,115)     (2,330)
     Basic and diluted loss per
      common share...............    (0.30)    (0.57)      (0.09)      (0.02)
   Year Ended December 31, 1998
     Total revenue...............   22,048    27,047      32,686      40,091
     Operating loss..............  (19,719)  (19,407)    (17,532)    (16,741)
     Net loss....................  (21,788)  (22,135)    (24,490)    (24,326)
     Basic and diluted loss per
      common share............... $  (0.27)    (0.27)      (0.30)      (0.30)

--------
(1) Total revenue for the quarter ended December 31, 1999 includes the recognition of a non-recurring $7.6 million settlement of reciprocal compensation.

   The total net loss per share for the 1999 quarter does not equal net loss per share for the respective year as the per share amounts for each quarter and for the year are computed based on their respective discrete periods.

                            TIME WARNER TELECOM INC.

                 SCHEDULE II--VALUATION OF QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

                                               Additions/
                                    Balance at Charges to            Balance at
                                    Beginning  Costs and               End of
                                    Of Period   Expenses  Deductions   Period
                                    ---------- ---------- ---------- ----------
                                              (amounts in thousands)
For the Year ended December 31,
 1999:
  Allowance for doubtful accounts
   receivable......................   $2,692     6,735      (1,570)    7,857
                                      ======     =====      ======     =====
For the Year ended December 31,
 1998:
  Allowance for doubtful accounts
   receivable......................      776     2,020        (104)    2,692
                                      ======     =====      ======     =====
For the Year ended December 31,
 1997:
  Allowance for doubtful accounts
   receivable......................   $  193     1,213        (630)      776
                                      ======     =====      ======     =====