Form 10-Q
period 2000-03-31
TIME WARNER TELECOM INC
filed 2000-05-12
CIK 1057758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

Commission File Number  0-30218


                           TIME WARNER TELECOM INC.
                           ------------------------
            (Exact name of Registrant as specified in its charter)


       State of Delaware                                84-1500624
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

       10475 Park Meadows Drive
         Littleton, Colorado                              80124
----------------------------------------          -----------------------
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (303) 566-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]      No [_]


The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of May 2, 2000 was:

     Time Warner Telecom Inc. Class A common stock  --  33,029,635 shares
     Time Warner Telecom Inc. Class B common stock  --  72,214,285 shares

                           TIME WARNER TELECOM INC.


                              INDEX TO FORM 10-Q
                              ------------------



                                                                            Page
                                                                            ----
Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements:
                  ---------------------

                  Consolidated and Condensed Balance Sheets at March 31,
                  2000 and December 31, 1999                                  1

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2000 and 1999                        2

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999                        3

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the three months ended March 31, 2000            4

                  Notes to Consolidated and Condensed Financial Statements    5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11


Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                          21

         Item 2.  Changes in Securities and Use of Proceeds                  21

         Item 6.  Exhibits and Reports on Form 8-K                           21

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS

                                                                                 March 31,                      December 31,
                                                                                   2000                             1999
                                                                                -----------                     ------------
                                                                                (unaudited)
                                                                                (amounts in thousands, except share amounts)
                                    ASSETS
Current assets:
  Cash and cash equivalents................................................     $    82,014                           90,586
  Marketable securities....................................................         139,525                          173,985
  Receivables, less allowances of $10,577 and $7,857 ......................          59,720                           52,652
  Prepaid expenses.........................................................           3,223                            2,938
                                                                                -----------                     ------------
        Total current assets...............................................         284,482                          320,161
                                                                                -----------                     ------------

Property, plant and equipment..............................................         931,099                          868,770
  Less accumulated depreciation............................................        (212,722)                        (191,664)
                                                                                -----------                     ------------
                                                                                    718,377                          677,106
                                                                                -----------                     ------------

Intangible and other assets, net of accumulated amortization (note 2)......          47,879                           45,745
                                                                                -----------                     ------------
        Total assets.......................................................     $ 1,050,738                        1,043,012
                                                                                ===========                     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................     $    59,075                           64,678
  Deferred revenue.........................................................          56,192                           37,913
  Other current liabilities................................................          80,957                           86,752
                                                                                -----------                     ------------
        Total current liabilities..........................................         196,224                          189,343
                                                                                -----------                     ------------
Long-term debt and capital lease obligations (note 3)......................         403,536                          403,627

Deferred income taxes......................................................          21,414                           27,126

Stockholders' equity (note 1):
  Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
    shares issued and outstanding..........................................               -                                -
  Class A common stock, $0.01 par value, 277,300,000 shares authorized,
    24,006,261 and 23,543,422 shares issued and outstanding in 2000
    and 1999, respectively.................................................             240                              235
  Class B common stock, $0.01 par value, 162,500,000 shares authorized,
    81,214,285 shares issued and outstanding in 2000 and 1999..............             812                              812
  Additional paid-in capital...............................................         569,453                          559,950
  Accumulated deficit......................................................        (140,941)                        (138,081)
                                                                                -----------                     ------------
        Total stockholders' equity.........................................         429,564                          422,916
                                                                                -----------                     ------------
        Total liabilities and stockholders' equity.........................     $ 1,050,738                        1,043,012
                                                                                ===========                     ============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                ------------------------------------------------
                                                                    2000                                1999
                                                                ------------                        ------------
                                                                (amounts in thousands, except per share amounts)
Revenue:
  Dedicated transport services............................      $     51,938                              29,664
  Switched services.......................................            48,200                              17,925
                                                                ------------                        ------------
        Total revenue.....................................           100,138                              47,589
                                                                ------------                        ------------

Costs and expenses (a):
  Operating...............................................            38,989                              23,995
  Selling, general and administrative.....................            37,691                              24,136
  Depreciation and amortization...........................            21,864                              14,994
                                                                ------------                        ------------
        Total costs and expenses..........................            98,544                              63,125
                                                                ------------                        ------------
Operating income (loss)...................................             1,594                             (15,536)

Interest expense (a)......................................            (9,727)                            (13,511)
Interest income...........................................             3,520                               4,217
Equity in income of unconsolidated affiliate (note 2).....                 -                                 188
                                                                ------------                        ------------
Net loss before income taxes..............................            (4,613)                            (24,642)

Income tax benefit........................................            (1,753)                                  -
                                                                ------------                        ------------
Net loss..................................................      $     (2,860)                            (24,642)
                                                                ============                        ============
Basic and diluted loss per common share...................      $      (0.03)                              (0.30)
                                                                ============                        ============
Average common shares outstanding.........................           104,975                              81,250
                                                                ============                        ============


(a)  Includes expenses resulting from transactions with affilitates (note 4):

        Operating.........................................      $        388                                 508
                                                                ============                        ============
        Selling, general and administrative...............      $        303                                 473
                                                                ============                        ============
        Depreciation and amortization.....................      $      3,172                               2,595
                                                                ============                        ============
        Interest expense..................................      $          -                               3,389
                                                                ============                        ============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                   ------------------------
                                                                                                     2000           1999
                                                                                                   ---------      ---------
                                                                                                    (amounts in thousands)
Cash flows from operating activities:
  Net loss....................................................................................     $  (2,860)       (24,642)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization.............................................................        21,864         14,994
    Equity in income of unconsolidated affiliate..............................................             -           (188)
    Deferred income tax benefit...............................................................        (1,753)             -
    Changes in operating assets and liabilities, net of the effect of acquisitions:
      Receivables and prepaid expenses........................................................        (7,353)        (2,394)
      Accounts payable, deferred revenue and other current liabilities........................         6,881        (17,390)
      Other balance sheet changes.............................................................            60            330
                                                                                                   ---------      ---------
        Net cash provided by (used in) operating activities...................................        16,839        (29,290)
                                                                                                   ---------      ---------
Cash flows from investing activities:
  Capital expenditures........................................................................       (62,329)       (43,262)
  Purchases of marketable securities..........................................................       (66,315)       (26,744)
  Proceeds from maturities of marketable securities...........................................       100,775         70,421
  Other investing activities..................................................................        (3,000)             -
                                                                                                   ---------      ---------
        Net cash provided by (used in) investing activities...................................       (30,869)           415
                                                                                                   ---------      ---------
Cash flows from financing activities:
  Payment of capital lease obligations........................................................           (91)             -
  Net proceeds from issuance of common stock upon exercise of stock options...................         5,549              -
                                                                                                   ---------      ---------
        Net cash provided by financing activities.............................................         5,458              -
                                                                                                   ---------      ---------
        Decrease in cash and cash equivalents.................................................        (8,572)       (28,875)
        Cash and cash equivalents at beginning of period......................................        90,586        105,140
                                                                                                   ---------      ---------
        Cash and cash equivalents at end of period............................................     $  82,014         76,265
                                                                                                   ---------      ---------
Supplemental disclosures of cash flow information:
        Cash paid for interest                                                                     $  19,164         18,908
                                                                                                   ---------      ---------
        Tax benefit related to exercise of non-qualified stock options........................     $   3,959              -
                                                                                                   ---------      ---------

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 2000
                                  (Unaudited)

                                                       Common Stock
                                        -----------------------------------------
                                              Class A               Class B         Additional                    Total
                                        -------------------   -------------------    paid-in     Accumulated   stockholders'
                                         Shares     Amount     Shares     Amount     capital       deficit        equity
                                        --------   --------   --------   --------   ----------   -----------   -------------
                                                                       (amounts in thousands)
Balance at January 1, 2000........        23,543   $    235     81,214   $    812      559,950      (138,081)        422,916
  Issuance of common stock upon
    exercise of stock options.....           463          5          -          -        9,503             -           9,508
  Net loss........................             -          -          -          -            -        (2,860)         (2,860)
                                        --------   --------   --------   --------   ----------   -----------   -------------
Balance at March 31, 2000.........        24,006   $    240     81,214   $    812      569,453      (140,941)        429,564
                                        ========   ========   ========   ========   ==========   ===========   =============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                                March 31, 2000
                                  (unaudited)

1.   Organization and Summary of Significant Accounting Policies

     Description of Business and Capital Structure

            Time Warner Telecom Inc. (the "Company"), a Delaware corporation, is a leading fiber facilities-based integrated communications provider in selected metropolitan markets across the United States, offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice and long distance services.

            Time Warner Cable, as defined below, began the Company's business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the ''Former Parent Companies.'' "Time Warner Cable" refers to the cable systems owned by TWE, TWE-A/N and Time Warner.

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

            On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Internet Connect, Inc. ("Inc.Net"), which the Company acquired in April 1999 (see note 2). Following the Reconstitution, the Class B Stockholders held all of the Company's Class B common stock. Accordingly, the accompanying financial statements have been adjusted to retroactively reflect the authorization and issuance of the shares of Class A common stock and Class B common stock for all periods presented.

            On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A common stock at a price of $14 per share (the

                           TIME WARNER TELECOM INC.

     "IPO"). The IPO generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the Former Parent Companies (see note
     4). The proceeds of the IPO remaining after repayment of that indebtedness were used to repay assumed debt from acquisitions and to fund capital expenditures.

            As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 35,715 shares of Class B common stock were converted into Class A common stock. As of March 31, 2000, the Class B Stockholders had approximately 97.1% of the combined voting power of the outstanding common stock.

            The Company also is authorized to issue shares of Preferred Stock. The Company's Board of Directors has the authority to establish the voting powers, the preferences and special rights for the Preferred Stock. No such voting powers, preferences or special rights have been established and no shares of Preferred Stock have been issued as of March 31, 2000.

            On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T. The MediaOne stockholders have approved the merger, but the merger is subject to various regulatory approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated. If the merger is completed, the Class B common stock beneficially owned by MediaOne (through a subsidiary) will be beneficially owned by AT&T. However, the transaction will not affect the rights of MediaOne's subsidiary as a Class B Stockholder.

            MediaOne completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company that were converted from shares of Class B common stock. MediaOne granted the underwriters an over-allotment option on 500,000 additional shares. As a result of this transaction, MediaOne is no longer entitled to appoint three members of the Company's Board of Directors and the three directors designated by MediaOne have resigned. Assuming the underwriters' over-allotment option is exercised, MediaOne will hold 5,789,842 shares of Class B common stock after the transaction, representing 5.5% of the Company's total outstanding common stock and 7.7% of the total voting power. After the transaction and assuming the underwriters' over-allotment option is exercised, the Class B Stockholders had approximately 95.5% of the combined voting power of the outstanding common stock as of May 2, 2000. The Company will not receive any proceeds nor will total shares outstanding change as a result of this transaction.

            On January 10, 2000, Time Warner announced an agreement to merge with America Online, Inc. ("AOL") in a stock-for-stock transaction that would create a new company called AOL Time Warner Inc. As a result of the merger, both AOL and Time Warner will become wholly owned subsidiaries of AOL Time Warner. If the merger is completed, the Class B common stock beneficially owned by Time Warner will be beneficially owned by AOL Time Warner and its subsidiaries. However, the transaction will not affect the rights of Time Warner subsidiaries as Class B Stockholders. The merger is subject to customary closing conditions, including regulatory clearance and stockholder approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated.

                           TIME WARNER TELECOM INC.

     Basis of Presentation

            Until July 14, 1998, the historical financial statements of the Company reflected the "carved out" historical financial position, results of operations, cash flows and changes in stockholders' equity of the commercial telecommunications operations of the Former Parent Companies, as if they had been operating as a separate company. Although these financial statements are presented as if the Company had operated as a corporation, the Company operated as a partnership for tax purposes and continued to operate in a partnership structure through May 10, 1999. The consolidated statements of operations have been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of agreements related to the Reorganization, primarily relating to office rent, overhead charges for various administrative functions performed by Time Warner Cable and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods which management believes result in reasonable allocation of these costs.

            The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

     Basis of Consolidation and Accounting for Investments

            The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Time Warner Cable are disclosed as related party transactions.

            Investments in entities in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. During the first quarter of 1999, the Company's investment in unconsolidated affiliate consisted solely of a 50% investment in MetroComm AxS, L.P. ("MetroComm L.P."), a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee were included in the consolidated balance sheets, and only the Company's share of the investee's income (losses) was included in the consolidated statements of operations. During the second quarter of 1999, the remaining 50% of MetroComm L.P. was acquired (see note 2) and, accordingly, is accounted for on a consolidated basis as of May 31, 1999.

     Revenue

            The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies and governmental entities.

            Revenue for dedicated transport services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for switched services, data and

                           TIME WARNER TELECOM INC.

     Internet services and long distance are generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period provided.

            Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and filed complaints with various public utility commissions ("PUCs") contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a significant portion of this revenue pending outcome of the dispute. As of March 31, 2000, the Company deferred recognition of $49.4 million in reciprocal compensation revenue for payments received associated with these disputes. Switched services revenue for the three months ended March 31, 2000 includes the recognition of $3.9 million of non-recurring reciprocal compensation. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred and are reported as a component of operating expenses in the accompanying consolidated statements of operations.

     Significant Customers

            The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the three months ended March 31, 2000 and 1999, the Company's top 10 customers accounted for 40% and 36%, respectively, of the Company's consolidated revenue. AT&T accounted for more than 10% of the Company's total revenue in the first quarter of 2000 and 1999. However, a substantial portion of this revenue results from traffic that is directed to the Company by the Company's customers who have selected AT&T as their long distance provider. Revenue includes sales to AT&T (including sales directed to the Company by the Company's customers) of approximately $10.1 million and $6.2 million for the three months ended March 31, 2000 and 1999, respectively.

     Segment Reporting

            The Company operates in 21 service areas and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA and capital spending of these operating locations. Each of the service areas offers the same products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 21 service areas to be aggregated, resulting in one reportable line of business.

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

                           TIME WARNER TELECOM INC.

2.   Acquisitions

            During the second quarter of 1999, the Company acquired all of the outstanding common stock of Inc.Net, an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted are being held in escrow to be released to the former Inc.Net shareholders over a period of three years, beginning in April 2000.
     Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense for the three-month period ended March 31, 2000, was approximately $173,000.

            During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm, Inc. ("MetroComm") through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio are now reported under the new entity.
     The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense for the three-month period ended March 31, 2000, was approximately $470,000.

            Since both acquisitions are accounted for as purchases, the results of operations of Inc.Net and MetroComm are consolidated with the Company's results of operations from their respective acquisition dates.

3.   Long-Term Debt

            The Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the Senior Notes totaled approximately $10.1 million for both the three months ended March 31, 2000 and 1999. At March 31, 2000, the fair market value for the $400 million of Senior Notes was $404 million, based on market prices.

            The Senior Notes are governed by an Indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.

            On April 10, 2000, the Company executed a $475 million Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver has a final maturity of December 31, 2007 and initial borrowings will be at the Eurodollar rate plus a margin of 2.0%. Applicable margins may be reduced based upon the Company's financial performance. The Company is required to pay commitment fees on a quarterly basis ranging from 0.875% to 0.500% per annum on the undrawn available commitment. It is anticipated that the Revolver will primarily be used for the build-out of the Company's network and working capital needs.

            The Revolver requires the Company to prepay any amounts that have been borrowed with the proceeds received from a number of specified events or transactions. In addition, obligations

                           TIME WARNER TELECOM INC.

     under the Revolver are subject to various covenants that limit the Company's ability to: (i) borrow and incur liens on its property; (ii) pay dividends or make other distributions; and (iii) make capital expenditures. The Revolver also contains financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated debt service coverage ratio. In addition, the Revolver contains customary events of default, including cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Revolver if the Company has defaulted under any of the other material outstanding obligations, such as the Senior Notes.

4.   Related Party Transactions

            In the normal course of business, the Company engages in various transactions with the Former Parent Companies, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

            The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. Under this licensing arrangement, the Company paid Time Warner Cable $1.1 million for both the three months ended March 31, 2000 and 1999. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $3.2 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole rental costs, which aggregated $388,000 and $508,000 for the three months ended March 31, 2000 and 1999, respectively.

            The Company's operations, which in certain cases are co-located with Time Warner Cable's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. Prior to the Reorganization, the allocations were based on direct labor, total expenses or headcount relative to each operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner Cable's facilities. After the Reorganization, these costs are based on contracts with Time Warner Cable. The charges aggregated $303,000 and $473,000 for the three months ended March 31, 2000 and 1999, respectively.

            During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. The loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. These loans bore interest (payable in kind) at The Chase Manhattan Bank's prime rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to these loans totaled approximately $3.4 million for the three months ended March 31, 1999. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

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

                           TIME WARNER TELECOM INC.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Cautions Concerning Forward Looking Statements

          The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. (the "Company") and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of Time Warner Telecom Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

          The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain information included in this report contains ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995, including statements anticipating future growth in revenue, EBITDA and cash flow. Words such as ''anticipate,'' ''estimate,'' ''expects,'' ''projects,'' ''intends,'' ''plans,'' ''believes,'' ''target'' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectation of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes. Important factors that could cause actual results to differ materially from these expectations are set forth under "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-33166).

Overview

          The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice and long distance services. The Company serves customers in 21 metropolitan markets in the United States. The markets include: Austin, Dallas, Houston and San Antonio, Texas; Charlotte, Greensboro and Raleigh, North Carolina; Albany, Binghamton, New York City and Rochester, New York; Northern New Jersey; Cincinnati and Columbus, Ohio; Memphis, Tennessee; Orlando and Tampa, Florida; Indianapolis, Indiana; Milwaukee, Wisconsin; San Diego, California and Honolulu, Hawaii. The Company plans to enter Los Angeles/Orange County, California; Fayetteville, North Carolina and Dayton, Ohio during 2000. The Company recently announced its intentions to commence construction in five additional markets as part of its previously announced expansion plans. These markets include: Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Minneapolis, Minnesota; and Columbia, South Carolina.

          The Company began its business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies." The Company's original business was to provide certain telephony services together with cable television. In January 1997, the Company put in place a new management team that implemented a business strategy focused exclusively on serving business customers, rapidly providing switched services in the Company's service areas and expanding the range of business telephony services offered by the Company.

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

                           TIME WARNER TELECOM INC.

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

          On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. As part of the merger, the outstanding Class A limited company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by former shareholders of Internet Connect, Inc. ("Inc.Net"), which the Company acquired in April 1999. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and the Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis.

          The primary change to the Company's operating structure since the Reconstitution is that the management of the Company became accountable to the Board of Directors, instead of to the management committee of TWT LLC. In addition, all future net operating loss carryforwards from the date of the Reconstitution can be utilized against future earnings of the Company as a result of the change in the Company's operating and legal structure from a limited liability company to a corporation. Prior to the Reconstitution, all net operating losses were allocated to and utilized primarily by the Class B Stockholders. The Company has not been, and will not be compensated for net operating losses utilized by the Class B Stockholders. As a result of the Reconstitution, which occurred during the second quarter of 1999, the Company recorded a non-recurring charge to earnings for a net deferred tax liability of approximately $39.4 million.

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

          As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 35,715 shares of Class B common stock were converted into Class A common stock. As of March 31, 2000, the Class B Stockholders had approximately 97.1% of the combined voting power of the outstanding common stock.

          On May 6, 1999, MediaOne and AT&T Corp. ("AT&T") entered into a merger agreement providing for MediaOne to be acquired by AT&T. The MediaOne stockholders have approved the merger, but the merger is subject to various regulatory approvals. There is no assurance that the approvals will be obtained or that the merger will be consummated. If the merger is completed, the Class B common stock beneficially owned by MediaOne (through a subsidiary) will be beneficially owned by AT&T. However, the transaction will not affect the rights of MediaOne's subsidiary as a Class B Stockholder.

          MediaOne completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company that were converted from shares of Class B common stock. MediaOne

                           TIME WARNER TELECOM INC.

granted the underwriters an over-allotment option on 500,000 additional shares. As a result of this transaction, MediaOne is no longer entitled to appoint three members of the Company's Board of Directors and the three directors designated by MediaOne have resigned. Assuming the underwriters' over-allotment option is exercised, MediaOne will hold 5,789,842 shares of Class B common stock after the transaction, representing 5.5% of the Company's total outstanding common stock and 7.7% of the total voting power. After the transaction and assuming the underwriters' over-allotment option is exercised, the Class B Stockholders had approximately 95.5% of the combined voting power of the outstanding common stock as of May 2, 2000. The Company will not receive any proceeds nor will total shares outstanding change as a result of this transaction.

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

Acquisitions

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of Inc.Net, an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted are being held in escrow to be released to the former Inc.Net shareholders over a period of three years, beginning in April 2000. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products.

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

                           TIME WARNER TELECOM INC.

Results of Operations

          The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

                                                                             Three Months Ended March 31,
                                                                      -----------------------------------------
                                                                            2000                    1999
                                                                      -----------------       -----------------
                                                                  (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services                                        $ 51,938      52 %        29,664      62 %
  Switched services (1)                                                 48,200      48          17,925      38
                                                                      --------    -----       --------    -----
    Total revenue                                                      100,138     100          47,589     100
                                                                      --------    -----       --------    -----
Costs and expenses (2):
  Operating                                                             38,989      39          23,995      50
  Selling, general and administrative                                   37,691      37          24,136      51
  Depreciation and amortization                                         21,864      22          14,994      32
                                                                      --------    -----       --------    -----
    Total costs and expenses                                            98,544      98          63,125     133
                                                                      --------    -----       --------    -----
Operating income (loss)                                                  1,594       2         (15,536)    (33)

Interest expense (2)                                                    (9,727)    (10)        (13,511)    (28)
Interest income                                                          3,520       3           4,217       9
Equity in income of unconsolidated affiliate                                 -       -             188       -
                                                                      --------    -----       --------    -----
Net loss before income taxes                                            (4,613)     (5)        (24,642)    (52)

Income tax benefit                                                      (1,753)     (2)              -       -
                                                                      --------    -----       --------    -----
Net loss                                                              $ (2,860)     (3)%       (24,642)    (52)%
                                                                      ========    =====       ========    =====
Basic and diluted loss per common share                                $ (0.03)                  (0.30)

Basic and diluted loss per common share before income taxes            $ (0.04)                  (0.30)

Average common shares outstanding                                      104,975                  81,250

EBITDA (1) (3)                                                        $ 23,458      23 %          (542)     (1)%
Net cash provided by (used in) operating activities                     16,839                 (29,290)
Net cash provided by (used in) investing activities                    (30,869)                    415
Net cash provided by financing activities                                5,458                       -

(1) Includes the recognition of $3.9 million of non-recurring reciprocal compensation in the first quarter of 2000.
(2) Includes expenses resulting from transactions with affiliates of $3.9 million and $7.0 million for the three months ended March 31, 2000 and 1999, respectively.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may

                          TIME WARNER TELECOM INC.

          consider in addition to these measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

General

          The Company's revenue has been derived primarily from business telephony services, including dedicated transmission, local switched, long distance, data and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies and governmental entities. Since its inception in 1993, the Company has experienced significant growth in revenue and the geographic scope of its operations. An increasing portion of the Company's growth in revenue has come from the provision of local switched services as a result of the 21 digital voice switches deployed as of March 31, 2000. The Company believes that switched services provide the opportunity for a greater incremental return on invested capital than that expected from dedicated transport services. The shift of the revenue growth to switched services may cause the Company's revenue to become less predictable since a portion of the services are billed to customers on a usage basis. Dedicated transport customers are typically billed a flat monthly rate which produces a less variable stream of revenue for the Company. Furthermore, it is expected that the growth in the switched service offerings, as well as data and Internet services, will expand the Company's customer base to customers that are generally smaller than those who purchase dedicated transport services. Key to the Company's strategy is leveraging its existing fiber optic networks by adding additional services such as data and Internet and an integrated product for smaller customers. The Company expects to experience a higher churn rate for these customers than it has traditionally experienced with dedicated transport services. The Company intends to minimize churn in services to smaller customers by offering these services under minimum one-year contracts.

          Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers (''LECs'') for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and filed complaints with various public utility commissions (''PUCs'') contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a significant portion of this revenue pending outcome of the dispute. As of March 31, 2000, the Company has deferred recognition of $49.4 million in reciprocal compensation revenue for payments received associated with these disputes. Switched services revenue for the three months ended March 31, 2000 includes the recognition of $3.9 million of non-recurring reciprocal compensation. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

          Reciprocal compensation is a component of switched services that is rate sensitive. Rates are established by interconnection agreements between the parties based on regulatory and judicial ruling in each of the states. Several significant agreements have expired or will be expiring over the next year. These contracts are being or will be renegotiated in 2000. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's previous agreements. While the Company expects that it will negotiate reasonable interconnection agreements with the LECs, pricing

                           TIME WARNER TELECOM INC.

structures are not likely to remain at their current levels. As discussed below, reciprocal compensation represented 8% of revenue, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation in the first quarter of 2000. Although the renegotiated interconnection agreements are likely to result in lower rates, management believes that the volume in minutes driven by the growth in Internet and related markets will partially mitigate the impact of the rate reduction. The outcome of regulatory and judicial rulings on reciprocal compensation for ISP traffic may also negatively impact the Company's revenue from reciprocal compensation. The Company cannot predict the outcome of these rulings. Accordingly, there is no assurance that the Company will be able to compensate for the reduction in reciprocal compensation with increased volume of terminating local traffic.

          The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. As of March 31, 2000, the Company operated networks in 21 metropolitan areas that spanned 8,960 route miles, contained 336,843 fiber miles and offered service to 5,968 buildings.

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

          Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. These expenses include costs related to sales and marketing, information technology, billing, regulatory and legal costs. These costs have increased over time as the Company has increased its operations and revenue.
The Company expects these costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth.

          In the normal course of business, the Company engages in various transactions with Time Warner Cable, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with Time Warner Cable with respect to certain of these transactions. The Company's selling, general and administrative expenses include charges allocated from Time Warner Cable for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of the costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable facilities from Time Warner Cable through prepaid right-to-use agreements and reimburses Time Warner Cable for facility maintenance and pole rental costs. The maintenance and pole rental costs are included in the Company's operating expenses.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

          Revenue. Revenue increased $52.5 million, or 110%, to $100.1 million for the three months ended March 31, 2000, from $47.6 million for the comparable period in 1999. Revenue from the provision of dedicated transport services increased $22.3 million, or 75%, to $51.9 million for the three months ended March 31, 2000, from $29.7 million for the comparable period in 1999. Switched service revenue increased

                           TIME WARNER TELECOM INC.

$30.3 million, or 169%, to $48.2 million for the three months ended March 31, 2000, from $17.9 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $3.9 million of non-recurring reciprocal compensation in the first quarter of 2000, dedicated transport service and switched service revenue increased 63% and 165%, respectively. The increase in revenue from dedicated transport services primarily reflects a 32% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 82% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation represented 8% and 7% of total revenue for the three months ended March 31, 2000 and 1999, respectively, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation in the first quarter of 2000. At March 31, 2000 the Company offered dedicated transport services in 21 metropolitan areas, 20 of which also offered switched services. At March 31, 1999, the Company offered dedicated transport services in 18 consolidated metropolitan areas, 16 of which also offered switched services.

          Operating Expenses. Operating expenses increased $15.0 million, or 62%, to $39.0 million for the three months ended March 31, 2000, from $24.0 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 51%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 39% for the three months ended March 31, 2000 from 50% for the comparable period in 1999.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.6 million, or 56%, to $37.7 million for the three months ended March 31, 2000, from $24.1 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 51%. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense and an increase in the provision for doubtful accounts related to the increase in revenue. Included in selling, general and administrative expenses is approximately $0.8 million in costs related to a Form S-1 filing with the Securities and Exchange Commission to facilitate the sale of shares by a Class B Stockholder. As a percentage of revenue, selling, general and administrative expenses decreased to 37% for the three months ended March 31, 2000 from 51% for the comparable period in 1999.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.9 million, or 46%, to $21.9 million for the three months ended March 31, 2000, from $15.0 million for the comparable period in 1999. Exclusive of the effects of acquisitions, this expense increased 41%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

          EBITDA. EBITDA for the three months ended March 31, 2000 increased $24.0 million to $23.5 million, from a loss of $0.5 million in 1999. The increase was $19.7 million, exclusive of the effects of acquisitions and the effects of the recognition of $3.9 million of non-recurring reciprocal compensation in the first quarter of 2000. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities and a more skilled and productive workforce.

          Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans payable from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to the Senior Notes was $10.1 million for the three months ended March 31, 2000 and interest expense relating to the Senior Notes and subordinated loans payable aggregated $13.5 million for the three months ended March 31, 1999. The decrease of $3.4 million is primarily due to the lower weighted average debt balance during the three months ended March 31, 2000.

                           TIME WARNER TELECOM INC.

          Net Loss. Net loss decreased $21.8 million, or 88% to $2.9 million for the three months ended March 31, 2000, from a net loss of $24.6 million for the comparable period in 1999. The net loss decrease is primarily due to the improvement in EBITDA.

          Loss per Common Share. The basic and diluted loss per common share was computed by dividing the net loss applicable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. The increase in the weighted average shares outstanding is due to the issuance of Class A common stock for the IPO, for acquisitions and upon the exercise of stock options. For the three months ended March 31, 2000, the basic and diluted loss per common share decreased ($0.27) per share or 90% to ($0.03) per share from ($0.30) per share for the comparable period in 1999.

Liquidity and Capital Resources

          Operations. The Company's cash provided by operating activities was $16.8 million for the three months ended March 31, 2000, as compared to cash used in operating activities of $29.3 million for the comparable period in 1999. This increase in cash provided by operating activities of $46.1 million principally resulted from increases in EBITDA of $24.0 million, accounts payable and other current liabilities, and depreciation and amortization expense. As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative EBITDA and operating losses from a network until an adequate customer base and revenue stream for the network have been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA for at least two and a half years after operations commence in each market. Although overall the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

          Investing. Cash used in investing activities was $30.9 million for the three months ended March 31, 2000, as compared to cash provided by investing activities of $0.4 million for the comparable period in 1999. During both the three months ended March 31, 2000 and 1999, proceeds from the maturities of marketable securities were primarily used to fund capital expenditures.

          During the three months ended March 31, 2000, capital expenditures were $62.3 million, an increase of $19.1 million from the comparable period in 1999. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 88 route miles of fiber since December 31, 1999. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $350 million in 2000 to fund its capital expenditures.
This target spending includes requirements for current operating markets and the Company's expansion plans.

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

            The Company's expected capital expenditures for general corporate and working capital purposes include:

                           TIME WARNER TELECOM INC.

          . expenditures with respect to the Company's management information system and corporate service support infrastructure; and

          . operating and administrative expenses with respect to new networks and debt service.

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

          The Company regularly evaluates potential acquisitions of, and joint ventures relating to, networks currently owned and operated by other companies, including affiliates of the Class B Stockholders, and expects to continue to do so. In the event the Company enters into a definitive agreement with respect to any acquisition or joint venture, it may require additional financing or it may elect to use a portion of the proceeds from the sale of the Senior Notes not theretofore expended for other purposes, including but not limited to, capital expenditures and working capital requirements.

          While the Company intends to continue to leverage its relationship with Time Warner Cable in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner Cable does not conduct cable operations, the Company may incur significant additional costs in excess of those historically incurred by the Company when expanding into existing Time Warner Cable service areas. In addition, Time Warner Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under certain operating agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as are currently provided for under certain operating agreements, the Company may be required to obtain additional capacity on more expensive terms.

          The development and expansion of the Company's existing and future networks and services will require significant capital to fund these capital expenditures. The Company expects that its future cash requirements will principally be for funding future growth and capital expenditures. In light of the expected future cash requirements, the Company, on April 12, 2000, executed a $475 million Senior Secured Revolving Credit Facility with The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., as Documentation Agent (the "Revolver"). The Revolver has a final maturity of December 31, 2007 and initial borrowings will be at the Eurodollar rate plus a margin of 2.0%. Applicable margins may be reduced based upon the Company's financial performance. It is anticipated that the Revolver will primarily be used for the build-out of the Company's network and working capital needs, and that the Company may begin drawing on the Revolver during the second half of 2000. The Company expects that the $221.5 million in cash, cash equivalents and marketable securities at March 31, 2000, borrowings under the Revolver along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned and pay interest on the Senior Notes. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenue and costs are dependent upon factors that are not within the Company's control, for example regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of additional financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

          Financing. Net cash provided by financing activities for the three months ended March 31, 2000 was $5.5 million and was primarily due to the net proceeds from the issuance of common stock upon exercise of stock options.

                           TIME WARNER TELECOM INC.

          During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. The loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. The $400 million principal amount in Senior Notes that the Company issued in July 1998 are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semiannually on January 15 and July 15, and began on January 15, 1999. Aggregate annual interest payments on the Senior Notes through 2008 are expected to be approximately $39 million. The Senior Notes are required to be repaid on July 15, 2008. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest. The proceeds of the IPO remaining after repayment of the subordinated loans payable, combined with the proceeds from the Senior Notes, have been used to continue funding the Company's continued growth, which includes expansion of the Company's networks, and for general corporate purposes. The Former Parent Companies are not under any obligation to make any additional equity investments or loans to the Company.

          The Senior Notes are governed by an Indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.

          The Revolver requires the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the Revolver are subject to various covenants that limit the Company's ability to:

          .  borrow and incur liens on its property;

          .  pay dividends or make other distributions; and

          .  make capital expenditures.

          The Revolver also contains financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated debt service coverage ratio. In addition, the Revolver contains customary events of default, including cross default provisions. Under the cross defaults provisions, the Company is deemed to be in default under the Revolver if the Company has defaulted under any of the other material outstanding obligations, such as the Senior Notes.

          The Company continues to evaluate potential acquisitions and joint ventures that would extend the Company's geographic markets, expand the Company's products and services and/or enlarge the capacity of its networks. Some of these transaction may be considerably larger than the transactions it has completed in the past. If the Company enters into a definitive agreement with respect to any material transaction, it could results in the Company increasing its leverage or issuing additional common stock or both. There can be no assurance, however, that the Company will enter into any transaction or, if it does, on what terms.

                           TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.   Legal Proceedings

Southwestern Bell Telephone Company v. Public Utility Commission of Texas et al.

          The Company filed a complaint with the Texas Public Utility Commission ("PUC") in October 1997 as a result of Southwestern Bell Telephone's ("SWBT"') refusal to pay the Company reciprocal compensation under the Interconnection Agreement between the parties for calls terminated to the Company's Internet service provider ("ISP") customers in Texas based on SWBT's contention that such traffic was not "local". The PUC ruled that calls to ISPs are local and required SWBT to compensate the Company for those calls under the Interconnection Agreement. SWBT then sought to enjoin and stay the PUC's order in Federal District Court for the Western District of Texas and sought a declaration that calls to ISPs are not local. On April 16, 1998, the District Court denied all relief sought by SWBT and SWBT appealed that decision. SWBT's appeal to the Fifth Circuit Court of Appeals is still pending. Following the PUC's order, SWBT began to make reciprocal compensation payments for ISP traffic under the Interconnection Agreement.

          On March 30, 2000, the Fifth Circuit Court of Appeals affirmed the decision of the PUC that modem calls within a local calling area to Internet service providers are "local" calls and therefore subject to reciprocal compensation under the Interconnection Agreement between the parties. Southwestern Bell has filed a petition with the Fifth Circuit for rehearing. If SWBT prevails upon rehearing, the Company may be required to repay the amounts received from SWBT since April 1997 in respect of ISP traffic with interest as well as reverse amounts previously recognized into income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General").

Item 2.   Changes in Securities and Use of Proceeds.

          (c) The Company issued 211 shares of Class A common stock to each of its independent directors as a portion of their compensation for services as directors during the third and fourth quarters of 1999. The shares were issued in a private placement under Section 4 (2) of the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

                           TIME WARNER TELECOM INC.

                                 EXHIBIT INDEX

Exhibit
Number                           Description of Exhibit
------                           ----------------------

    2.1 -- Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time Warner Telecom ("TWT") LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
    2.2  --  Merger Agreement among the Company, TWT LLC and TWT Inc. (filed as
             Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-49439)).*
    3.1  --  Restated Certificate of Incorporation of the Company (filed as
             Exhibit 2.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)).*
    3.2 -- Restated By-Laws of the Company (filed as Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)).*
    4.1 -- Stockholders' Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)).*
    4.2 -- Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
   10.1 -- Credit Agreement among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the several lenders from time to time parties hereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., as Documentation Agent.
     27  --  Financial Data Schedule

*    Incorporated by reference.

                                   Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIME WARNER TELECOM INC.




Date:  May 12, 2000                     By: /s/ Jill R. Stuart
                                            -------------------------------
                                                Jill R. Stuart
                                                    Vice President, Accounting
                                                    and Finance and Chief
                                                    Accounting Officer