Form 10-Q
period 2000-06-30
TIME WARNER TELECOM INC
filed 2000-08-11
CIK 1057758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

Commission File Number 0-30218


                           TIME WARNER TELECOM INC.
                           ------------------------
            (Exact name of Registrant as specified in its charter)


         State of Delaware                      84-1500624
-------------------------------          -----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

    10475 Park Meadows Drive
       Littleton, Colorado                       80124
-----------------------------                ------------
    (Address of principal                     (Zip Code)
      executive offices)


      Registrant's telephone number, including area code:  (303) 566-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]      No [ ]


The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of July 31, 2000 was:

     Time Warner Telecom Inc. Class A common stock  --  33,239,219 shares
     Time Warner Telecom Inc. Class B common stock  --  72,226,500 shares

                           TIME WARNER TELECOM INC.


                              INDEX TO FORM 10-Q
                              ------------------




                                                                         Page
                                                                         ----
Part I.  Financial Information
         ---------------------

         Item 1.   Financial Statements:
                   ---------------------

                   Consolidated and Condensed Balance Sheets at June 30,
                   2000 and December 31, 1999                               1

                   Consolidated Statements of Operations for the three
                   and six months ended June 30, 2000 and 1999              2

                   Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2000 and 1999                      3

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended June 30, 2000            4

                   Notes to Consolidated and Condensed Financial
                   Statements                                               5

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     12


Part II. Other Information
         -----------------

         Item 1.   Legal Proceedings                                       24

         Item 4.   Submission of Matters to a Vote of Security Holders     25

         Item 6.   Exhibits and Reports on Form 8-K                        25

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS







                                                                                              June 30,            December 31,
                                                                                                2000                  1999
                                                                                         -------------------   -------------------
                                                                                            (unaudited)
                                                                                      (amounts in thousands, except share amounts)
                                     ASSETS
Current assets:
     Cash and cash equivalents......................................................     $           105,157                90,586
     Marketable debt securities.....................................................                  68,467               173,985
     Receivables, less allowances of $15,906 and $7,857 ............................                  66,213                52,652
     Prepaid expenses...............................................................                   3,780                 2,938
                                                                                         -------------------   -------------------
          Total current assets......................................................                 243,617               320,161
                                                                                         -------------------   -------------------
Property, plant and equipment.......................................................               1,012,331               868,770
     Less accumulated depreciation..................................................                (234,688)             (191,664)
                                                                                         -------------------   -------------------
                                                                                                     777,643               677,106

Intangible and other assets, net of accumulated amortization (notes 1 and 2)........                  80,358                45,745
                                                                                         -------------------   -------------------
          Total assets..............................................................     $         1,101,618             1,043,012
                                                                                         ===================   ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................................................     $            59,277                64,678
     Deferred revenue...............................................................                  36,106                37,913
     Other current liabilities......................................................                 105,021                86,752
                                                                                         -------------------   -------------------
           Total current liabilities................................................                 200,404               189,343
                                                                                         -------------------   -------------------

Long-term debt and capital lease obligations (note 3)...............................                 403,419               403,627
Deferred income taxes...............................................................                  38,262                27,126
Stockholders' equity (note 1):
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
         shares issued and outstanding..............................................                       -                     -
     Class A common stock, $0.01 par value, 227,300,000 shares authorized
       33,180,344 and 23,543,422 shares issued and outstanding in 2000
       and 1999, respectively.......................................................                     332                   235
     Class B common stock, $0.01 par value, 162,500,000 shares authorized,
       72,226,500 and 81,214,285 shares issued and outstanding in 2000
       and 1999, respectively.......................................................                     722                   812
     Additional paid-in capital.....................................................                 574,177               559,950
     Accumulated other comprehensive income, net of taxes (note 1)..................                  15,476                     -
     Accumulated deficit............................................................                (131,174)             (138,081)
                                                                                         -------------------   -------------------

          Total stockholders' equity................................................                 459,533               422,916
                                                                                         -------------------   -------------------
          Total liabilities and stockholders' equity................................     $         1,101,618             1,043,012
                                                                                         ===================   ===================


                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                    Three Months Ended                     Six Months Ended
                                                                        June 30,                                June 30,
                                                              ------------------------------         ------------------------------
                                                                 2000              1999                   2000               1999
                                                              ------------     -------------         --------------    ------------
                                                                            (amounts in thousands, except per share amounts)

Revenue:
      Dedicated transport services..........................  $     60,692            35,397                112,630          65,061
      Switched services.....................................        71,081            22,984                119,281          40,909
                                                              ------------     -------------         --------------    ------------
           Total revenue....................................       131,773            58,381                231,911         105,970
                                                              ------------     -------------         --------------    ------------

Costs and expenses (a):
      Operating.............................................        43,558            27,466                 82,547          51,461
      Selling, general and administrative...................        40,497            26,268                 78,188          50,404
      Depreciation and amortization.........................        22,935            15,987                 44,799          30,981
                                                              ------------     -------------         --------------    ------------
           Total costs and expenses.........................       106,990            69,721                205,534         132,846
                                                              ------------     -------------         --------------    ------------

Operating income (loss).....................................        24,783           (11,340)                26,377         (26,876)

Interest expense (a)........................................       (10,887)          (11,645)               (20,614)        (25,156)
Interest income.............................................         3,276             4,771                  6,796           8,988
Equity in income of unconsolidated affiliate (note 2).......             -                97                      -             285
                                                              ------------     -------------         --------------    ------------

Income (loss) before income taxes...........................        17,172           (18,117)                12,559         (42,759)

Income tax expense..........................................         7,405            35,062                  5,652          35,062
                                                              ------------     -------------         --------------    ------------

Net income (loss)...........................................  $      9,767           (53,179)                 6,907         (77,821)
                                                              ------------     -------------         --------------    ------------

Earnings (loss) per share:
     Basic                                                    $       0.09             (0.57)                  0.07           (0.89)
                                                              ------------     -------------         --------------    ------------
     Diluted                                                  $       0.09             (0.57)                  0.06           (0.89)
                                                              ------------     -------------         --------------    ------------
Weighted average shares outstanding:
     Basic                                                         105,277            92,885                105,126          87,099
                                                              ------------     -------------         --------------    ------------
     Diluted                                                       108,334            92,885                108,363          87,099
                                                              ------------     -------------         --------------    ------------

(a)   Includes expenses resulting from transactions with affilitates (note 4):

             Operating......................................  $         77               507                    465           1,015
                                                              ------------     -------------         --------------    ------------
             Selling, general and administrative............  $        398               474                    701             947
                                                              ------------     -------------         --------------    ------------
             Depreciation and amortization..................  $      3,191             2,621                  6,363           5,216
                                                              ------------     -------------         --------------    ------------
             Interest expense...............................             -             1,689                      -           5,078
                                                              ------------     -------------         --------------    ------------

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                               ----------------------------------
                                                                                                    2000                1999
                                                                                               --------------      --------------
                                                                                                       (amounts in thousands)
Cash flows from operating activities:
   Net income (loss).........................................................................  $        6,907             (77,821)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization..........................................................          44,799              30,981
      Amortization of deferred debt issue costs..............................................             625                 625
      Equity in income of unconsolidated affiliate...........................................               -                (285)
      Deferred income tax expense............................................................           5,652              35,062
      Changes in operating assets and liabilities, net of the effect of acquisitions:
         Receivables and prepaid expenses....................................................         (14,403)             (7,636)
         Accounts payable, deferred revenue and other current liabilities....................          11,061               6,347
                                                                                               --------------      --------------
            Net cash provided by (used in) operating activities..............................          54,641             (12,727)
                                                                                               --------------      --------------
Cash flows from investing activities:
   Capital expenditures......................................................................        (143,561)            (89,290)
   Cash paid for acquisitions, net of cash acquired..........................................               -              (2,567)
   Purchases of marketable securities........................................................         (83,998)            (45,153)
   Proceeds from maturities of marketable securities.........................................         189,516             152,686
   Other investing activities................................................................          (6,063)                  -
                                                                                               --------------      --------------

           Net cash provided by (used in) investing activities...............................         (44,106)             15,676
                                                                                               --------------      --------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock upon exercise of stock options.................           7,227                   -
   Net proceeds from issuance of common stock in connection with the employee
        stock purchase plan..................................................................           2,087                   -
   Payment of capital lease obligations......................................................            (208)             (1,537)
   Deferred debt issue costs.................................................................          (5,070)                  -
   Net proceeds from initial public offering.................................................               -             270,182
   Repayment of loans to Former Parent Companies.............................................               -            (180,018)
   Repayment of acquired debt................................................................               -             (15,567)
                                                                                               --------------      --------------
           Net cash provided by financing activities.........................................           4,036              73,060
                                                                                               --------------      --------------
           Increase in cash and cash equivalents.............................................          14,571              76,009
                                                                                               --------------      --------------
           Cash and cash equivalents at beginning of period..................................          90,586             105,140
                                                                                               --------------      --------------
           Cash and cash equivalents at end of period........................................  $      105,157             181,149
                                                                                               ==============      ==============
Supplemental disclosures of cash flow information:
          Cash paid for interest                                                               $       19,988              24,052
                                                                                               ==============      ==============
          Tax benefit related to exercise of non-qualified stock options.....................  $        4,914                   -
                                                                                               ==============      ==============
          Cash paid for income taxes.........................................................  $          207                 168
                                                                                               ==============      ==============


                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        Six Months Ended June 30, 2000
                                  (Unaudited)









                                                     Common Stock                         Accumulated
                                         -----------------------------------                 other
                                             Class A             Class B      Additional comprehensive                  Total
                                         -----------------  ----------------   paid-in       income,     Accumulated  stockholders'
                                           Shares   Amount   Shares   Amount   capital   net of taxes      deficit      equity
                                         --------- -------  -------- -------  ---------  -------------  ------------  -------------
                                                                            (amounts in thousands)

Balance at January 1, 2000..............    23,543 $   235    81,214 $   812    559,950              -      (138,081)       422,916

   Shares issued for cash in connection
      with the exercise of stock
      options...........................       596       6         -       -     12,141              -             -         12,147

   Shares issued for cash in connection
      with the employee stock purchase
      plan..............................        54       1         -       -      2,086              -             -          2,087

Conversion of shares by related party
      (note 1)..........................     8,987      90    (8,987)    (90)         -              -             -              -

Change in unrealized holding gain for
    available-for-sale security, net
    of taxes............................         -       -         -       -          -         15,476             -         15,476

   Net income...........................         -       -         -       -          -              -         6,907          6,907
                                         --------- -------  -------- -------  ---------  -------------  ------------  -------------

Balance at June 30, 2000................    33,180 $   332    72,227 $   722    574,177         15,476      (131,174)       459,533
                                         ========= =======  ======== =======  =========  =============  ============  =============


                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (unaudited)

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

          TWE and TWE-A/N are owned as follows:

          (1) TWE is a partnership of subsidiaries of Time Warner and AT&T Corp. ("AT&T"), as successor by merger to Media One Group, Inc. ("MediaOne"); and

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

          On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Internet Connect, Inc., which the Company acquired in April 1999 (see note 2). Following the Reconstitution, the Class B Stockholders held all of the Company's Class B common stock. Accordingly, the accompanying financial statements have been adjusted to retroactively reflect the authorization and issuance of the shares of Class A common stock and Class B common stock for all periods presented.

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

          As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 9,023,500 shares of Class B common stock have been converted into Class A common stock. As of June 30, 2000, the Class B Stockholders had approximately 95.6% of the combined voting power of the outstanding common stock.

          The Company also is authorized to issue shares of Preferred Stock.
     The Company's Board of Directors has the authority to establish the voting powers, the preferences and special rights for the Preferred Stock. No such voting powers, preferences or special rights have been established and no shares of Preferred Stock have been issued as of June 30, 2000.

          MediaOne completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company, 8,987,785 of which were converted from shares of Class B common stock. As a result of this transaction, MediaOne was no longer entitled to appoint three members of the Company's Board of Directors and the three directors designated by MediaOne have resigned. After the transaction, MediaOne held 6,289,842 shares of Class B common stock, representing 6.0% of the Company's total outstanding common stock and 8.3% of the total voting power, and the Class B Stockholders as a group had approximately 95.6% of the combined voting power of the outstanding common stock as of May 2, 2000. The Company did not receive any proceeds nor did its total shares outstanding change as a result of this transaction.

          On June 15, 2000, MediaOne merged with AT&T. As a result of the merger, the Class B common stock previously beneficially owned by a MediaOne subsidiary is beneficially owned by AT&T, since that subsidiary has become a wholly-owned subsidiary of AT&T. However, the transaction does not affect the rights of that subsidiary as a Class B Stockholder.

          On January 10, 2000, Time Warner announced an agreement to merge with America Online, Inc. ("AOL") in a stock-for-stock transaction that would create a new company called AOL Time Warner Inc. As a result of the merger, both AOL and Time Warner will become wholly owned subsidiaries of AOL Time Warner. If the merger is completed, the Class B common stock beneficially owned by Time Warner will be beneficially owned by AOL Time Warner and its subsidiaries. However, the transaction will not affect the rights of Time Warner subsidiaries as Class B Stockholders. The merger was approved by the Time Warner stockholders, but is also subject to customary closing conditions, including regulatory clearance. There is no assurance that the clearance will be obtained or that the merger will be consummated.

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

                           TIME WARNER TELECOM INC.

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

     Investments

          Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive income in stockholders' equity. Other investments which ownership interest is less than 20% and are not considered marketable securities are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

          At June 30, 2000, the fair value of the Company's available-for-sale security was $28.9 million. The unrealized holding gain on this marketable equity security is reported as accumulated other comprehensive income, net of taxes, in the accompanying consolidated financial statements. As of June 30, 2000, the unrealized holding gain on this security was $15.5 million, net of taxes. There were no sales of marketable securities for the six months ended June 30, 2000 and 1999, respectively.

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

                           TIME WARNER TELECOM INC.

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

          Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and filed complaints with various public utility commissions ("PUCs") contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a portion of this revenue pending outcome of the dispute. In addition, the payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. Switched services revenue for the three and six months ended June 30, 2000 includes the recognition of $23.4 million and $27.3 million, respectively, of non-recurring reciprocal compensation. A significant portion of the non-recurring reciprocal compensation revenue recognized during the second quarter of 2000 was a result of the resolution of certain cases involving reciprocal compensation disputes. As of June 30, 2000, the Company had deferred recognition of $28.3 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred and are reported as a component of operating expenses in the accompanying consolidated statements of operations.

     Significant Customers

          The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the six months ended June 30, 2000 and 1999, the Company's top 10 customers accounted for 46% and 43%, respectively, of the Company's consolidated revenue. AT&T accounted for more than 10% of the Company's total revenue, or $14.3 million, during the six months ended June 30, 1999, but accounted for less than 10% of the Company's total revenue during the six months ended June 30, 2000. However, a substantial portion of this revenue results from traffic that is directed to the Company by the Company's customers who have selected AT&T as their long distance provider.

                           TIME WARNER TELECOM INC.

     Segment Reporting

          The Company operates in 22 service areas and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA and capital spending of these operating locations. Each of the service areas offers the same products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 22 service areas to be aggregated, resulting in one reportable line of business.

     Earnings (Loss) Per Common Share and Potential Common Share

          Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

          The diluted loss per common share for the three and six months ended June 30, 1999 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

          The diluted earnings per share for the three and six months ended June 30, 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

          Set forth below is a reconciliation of the basic and diluted earnings
     (loss) per share for each period:

                                                          Three Months Ended                     Six Months Ended
                                                                June 30,                             June 30,
                                                   --------------------------------      ---------------------------------
                                                        2000              1999                2000               1999
                                                   --------------    --------------      --------------     --------------
                                                               (amounts in thousands, except per share amounts)

Net income (loss) for basic and
     diluted earnings (loss) per share             $        9,767           (53,179)              6,907            (77,821)
                                                   ==============    ==============      ==============     ==============

Weighted-average number of
     shares - basic                                       105,277            92,885             105,126             87,099

Dilutive effect of stock options                            3,057                 -               3,237                  -
                                                   --------------    --------------      --------------     --------------

Weighted-average number of
     shares - diluted                                     108,334            92,885             108,363             87,099
                                                   ==============    ==============      ==============     ==============

Earnings (loss) per share:
     Basic                                         $         0.09             (0.57)               0.07              (0.89)
                                                   ==============    ==============      ==============     ==============
     Diluted                                       $         0.09             (0.57)               0.06              (0.89)
                                                   ==============    ==============      ==============     ==============


2.  Acquisitions

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the

                           TIME WARNER TELECOM INC.

     Company. The Class A common stock of the Company into which the limited liability interests were converted are being held in escrow to be released to the former Internet Connect, Inc. shareholders over a period of three years, beginning in April 2000. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $115,000 and $346,000 for the six months ended June 30, 2000 and 1999, respectively.

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm, Inc. ("MetroComm") through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio are now reported under the new entity.
     The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $940,000 and $158,000 for the six months ended June 30, 2000 and 1999, respectively.

          Since both acquisitions are accounted for as purchases, the results of operations of Inc.Net and MetroComm are consolidated with the Company's results of operations from their respective acquisition dates.

3.  Long-Term Debt

          The Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the Senior Notes totaled approximately $20.1 million for both the six months ended June 30, 2000 and 1999. At June 30, 2000, the fair market value for the $400 million of Senior Notes was $391 million, based on market prices.

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

          On April 10, 2000, the Company executed a $475 million Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the Revolver commencing on December 31, 2004, and borrowings will be at the Eurodollar rate plus a margin of up to 2.0%, depending on financial metrics. The Company is required to pay commitment fees on a quarterly basis ranging from 0.875% to 0.500% per annum on the undrawn available commitment. Commitment fee expense was $935,000 for the three months ended June 30, 2000 and has been classified as a component of interest expense in the accompanying consolidated statements of operations. It is anticipated that the Revolver will primarily be used for the build-out of the Company's network and working capital needs. At June 30, 2000, the undrawn available commitment under the Revolver was $475 million.

          The obligations under the Revolver are secured by the Company's interests in all of its subsidiaries and substantially all of the assets of the Company's subsidiaries, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements.
     The Revolver requires the Company to prepay any amounts that have been borrowed with the proceeds received from a number of specified events or transactions. In addition, obligations under the Revolver are subject to various covenants that limit the Company's ability to: (i) borrow and incur

                           TIME WARNER TELECOM INC.

     liens on its property; (ii) pay dividends or make other distributions; and
     (iii) make capital expenditures. The Revolver also contains financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated debt service coverage ratio. In addition, the Revolver contains customary events of default, including cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Revolver if the Company has defaulted under any of the other material outstanding obligations, such as the Senior Notes.

4.   Related Party Transactions

          In the normal course of business, the Company engages in various transactions with the Former Parent Companies, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

          The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. Under this licensing arrangement, the Company paid Time Warner Cable $1.2 million and $6.7 million for the six months ended June 30, 2000 and 1999, respectively. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $6.4 million and $5.2 million for the six months ended June 30, 2000 and 1999, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole rental costs, which aggregated $465,000 and $1.0 million for the six months ended June 30, 2000 and 1999, respectively.

          The Company's operations, which in certain cases are co-located with Time Warner Cable's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. Prior to the Reorganization, the allocations were based on direct labor, total expenses or headcount relative to each operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner Cable's facilities. After the Reorganization, these costs are based on contracts with Time Warner Cable. The charges aggregated $701,000 and $947,000 for the six months ended June 30, 2000 and 1999, respectively.

          During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. The loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. These loans bore interest (payable in kind) at The Chase Manhattan Bank's prime rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to these loans totaled approximately $5.1 million for the six months ended June 30, 1999. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

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

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain information included in this report contains ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995, including statements anticipating future growth in revenue, EBITDA and cash flow. Words such as ''anticipate,'' ''estimate,'' ''expects,'' ''projects,'' ''intends,'' ''plans,'' ''believes,'' ''target'' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectation of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes. Important factors that could cause actual results to differ materially from these expectations are set forth under "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-33166) and under "Additional Risks and Other Uncertainties" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

     The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice and long distance services. The Company serves customers in 22 metropolitan markets in the United States. The markets include: Austin, Dallas, Houston and San Antonio, Texas; Charlotte, Fayetteville, Greensboro and Raleigh, North Carolina; Albany, Binghamton, New York City and Rochester, New York; Northern New Jersey; Cincinnati and Columbus, Ohio; Memphis, Tennessee; Orlando and Tampa, Florida; Indianapolis, Indiana; Milwaukee, Wisconsin; San Diego, California and Honolulu, Hawaii. The Company will begin offering service in Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Minneapolis, Minnesota and Columbia, South Carolina in 2001. The Company plans to activate its networks in the Los Angeles/Orange County, California and Dayton, Ohio markets later this year.

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

     TWE and TWE-A/N are owned as follows:

     (1) TWE is a partnership of subsidiaries of Time Warner and AT&T Corp. ("AT&T"), as successor by merger to MediaOne Group, Inc. ("MediaOne"); and
     (2) TWE-A/N is a partnership of TWE, Time Warner and Advance/Newhouse Partnership ("Advance").

                           TIME WARNER TELECOM INC.

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

     As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 9,023,500 shares of Class B common stock have been converted into Class A common stock. As of June 30, 2000, the Class B Stockholders had approximately 95.6% of the combined voting power of the outstanding common stock.

     MediaOne completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company, 8,987,785 of which were converted from shares of Class B common stock. As a result of this transaction, MediaOne was no longer entitled to appoint three members of the Company's Board of Directors and the three directors designated by MediaOne have resigned. After the transaction, MediaOne held 6,289,842 shares of Class B common stock, representing 6.0% of the Company's total outstanding common stock and 8.3% of the total voting power, and the Class B Stockholders as a group had

                           TIME WARNER TELECOM INC.

approximately 95.6% of the combined voting power of the outstanding common stock as of May 2, 2000. The Company did not receive any proceeds nor did its total shares outstanding change as a result of this transaction.

     On June 15, 2000, MediaOne merged with AT&T. As a result of the merger, the Class B common stock previously beneficially owned by a MediaOne subsidiary is beneficially owned by AT&T, since that subsidiary has become a wholly-owned subsidiary of AT&T. However, the transaction does not affect the rights of that subsidiary as a Class B Stockholder.

     On January 10, 2000, Time Warner announced an agreement to merge with America Online, Inc. ("AOL") in a stock-for-stock transaction that would create a new company called AOL Time Warner Inc. As a result of the mergers, both AOL and Time Warner will become wholly owned subsidiaries of AOL Time Warner. If the merger is completed, the Class B common stock beneficially owned by Time Warner will be beneficially owned by AOL Time Warner and its subsidiaries. However, the transaction will not affect the rights of Time Warner subsidiaries as Class B Stockholders. The merger was approved by the Time Warner stockholders, but is also subject to customary closing conditions, including regulatory clearance. There is no assurance that the clearance will be obtained or that the merger will be consummated.

Acquisitions

     During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted are being held in escrow to be released to the former Internet Connect, Inc. shareholders over a period of three years, beginning in April 2000. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products.

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

                           TIME WARNER TELECOM INC.

Results of Operations

     The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:


                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                    -------------------------------      ------------------------------
                                                         2000              1999               2000              1999
                                                    -------------     -------------      -------------     ------------
                                                             (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services                      $ 60,692   46%      35,397   61%      112,630   49%      65,061  61%
  Switched services (1)                               71,081   54       22,984   39       119,281   51       40,909  39
                                                    -------------     -------------      -------------     ------------
    Total revenue                                    131,773  100       58,381  100       231,911  100      105,970 100
                                                    -------------     -------------      -------------     ------------
Costs and expenses (2):
  Operating                                           43,558   33       27,466   47        82,547   36       51,461  49
  Selling, general and administrative                 40,497   31       26,268   45        78,188   34       50,404  47
  Depreciation and amortization                       22,935   17       15,987   27        44,799   19       30,981  29
                                                    -------------     -------------      -------------     ------------
    Total costs and expenses                         106,990   81       69,721  119       205,534   89      132,846 125
                                                    -------------     -------------      -------------     ------------

Operating income (loss)                               24,783   19      (11,340) (19)       26,377   11      (26,876)(25)

Interest expense (2)                                 (10,887)  (8)     (11,645)  21       (20,614)  (9)     (25,156)(24)
Interest income                                        3,276    2        4,771    9         6,796    3        8,988   9
Equity in income of unconsolidated affiliate              --   --           97    1            --   --          285   -
                                                    -------------     -------------      -------------     ------------
Net income (loss) before income taxes                 17,172   13      (18,117) (31)       12,559    5      (42,759)(40)

Income tax expense (4)                                 7,405    6       35,062   60         5,652    2       35,062  33
                                                    -------------     -------------      -------------     ------------
Net income (loss)                                   $  9,767    7%     (53,179) (91)%       6,907    3%     (77,821)(73)%
                                                    =============     =============      =============     ============
Earnings (loss) per share:
   Basic                                            $   0.09             (0.57)              0.07             (0.89)
   Diluted                                          $   0.09             (0.57)              0.06             (0.89)

Earnings (loss) per share before income taxes (4):
   Basic                                            $   0.16             (0.19)              0.12             (0.49)
   Diluted                                          $   0.16             (0.19)              0.12             (0.49)

Weighted average shares outstanding:
   Basic                                             105,277            92,885            105,126            87,099
   Diluted                                           108,334            92,885            108,363            87,099

EBITDA (1) (3)                                      $ 47,718   37%       4,647    8%       71,176   31%       4,105   4%
Net cash provided by (used in) operating activities   37,802            16,563             54,641           (12,727)
Net cash provided by (used in) investing activities  (13,237)           15,261            (44,106)           15,676
Net cash provided by (used in) financing activities   (1,422)           73,060              4,036            73,060



(1) Includes the recognition of $3.9 million and $23.4 million of non-recurring reciprocal compensation in the first and second quarter of 2000, respectively.
(2) Includes expenses resulting from transactions with affiliates of $3.7 million and $5.3 million for the three months ended June 30, 2000 and 1999, respectively, and $7.5 million and $12.3 million for the six months ended June 30, 2000 and 1999, respectively.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to these measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many

                           TIME WARNER TELECOM INC.

     differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(4) A one-time charge to earnings of $39.4 million was recorded in the second quarter of 1999 to reflect the deferred tax liability associated with the change from a limited liability company to a corporation. Income tax expense for the six months ended June 30, 1999 reflects the $39.4 million charge, net of a $4.3 million income tax benefit.

General

     The Company's revenue has been derived primarily from business telephony services, including dedicated transmission, local switched, long distance, data and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies and governmental entities. The Company is experiencing continued growth in revenue and the geographic scope of its operations. A significant portion of the Company's growth in revenue has come from the provision of local switched services as a result of the 23 Lucent Technologies Inc. high-capacity digital 5ESS switches deployed as of June 30, 2000. Due to the nature and size of the switched, data and Internet markets, the Company believes that these markets provide a better opportunity for growth in product offerings and revenue. It is expected that the growth in switched service offerings, as well as data and Internet services, will expand the Company's customer base, including customers that are generally smaller than those who purchase dedicated transport services. Key to the Company's strategy is leveraging its extensive fiber optic networks by adding additional products that can be delivered over those networks, including managed voice and data products, packet-telephone, secure virtual private networks and gigabit Ethernet. However, there is no assurance that the Company will bring any or all of these or other products to market successfully or profitably.

     Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers (''LECs'') for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and filed complaints with various public utility commissions (''PUCs'') contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a portion of this revenue pending outcome of the dispute. In addition, the payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. Switched services revenue for the three and six months ended June 30, 2000 includes the recognition of $23.4 million and $27.3 million, respectively, of non-recurring reciprocal compensation. A significant portion of the non-recurring reciprocal compensation revenue recognized during the second quarter of 2000 was a result of certain cases involving reciprocal compensation disputes that were resolved as described in Part II, Item 1. As of June 30, 2000, the Company had deferred recognition of $28.3 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

                           TIME WARNER TELECOM INC.

     A portion of the Company's revenue is comprised of services that are rate sensitive. Switched access -- the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC -- is billed on a per minute of use basis. Historically, the FCC has regulated the access rates imposed by the ILECs, while the CLEC access rates have been less regulated. During the second quarter of 2000, the FCC adopted a proposal that substantially reduces the ILEC per-minute access charges while allowing for an increase in the flat monthly charge paid by local residential service subscribers. While the FCC decision does not specifically apply to the switched access rates charged by CLECs, it places significant downward market pressure on CLEC access rates. For the six months ended June 30, 2000 and 1999, switched access revenue represented 10% of total revenue, respectively. Management believes that increased volume in services and markets served will partially offset the impact of rate reduction. However, the degree and timing of the reductions in the Company's access revenue cannot be predicted.

     Reciprocal compensation is another component of switched services that is rate sensitive. Rates are established by interconnection agreements between the parties based on regulatory and judicial ruling in each of the states. Several significant agreements expired in 1999 and 2000 and have been renegotiated. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's expired agreements; and as a result, the rates under the new agreements, while reasonable in light of the regulatory environment, are lower than the rates under the expired agreements. As discussed below, reciprocal compensation represented 5% and 6% of revenue, excluding the effects of the recognition of $23.4 million and $27.3 million of non-recurring reciprocal compensation during the three and six months ended June 30, 2000, respectively. Although the renegotiated interconnection agreements have resulted in lower prospective rates, management believes that the growth in Internet and related markets will partially mitigate the impact of the rate reduction. The outcome of regulatory and judicial rulings on reciprocal compensation for ISP traffic may also negatively impact the Company's revenue from reciprocal compensation since the rates under most interconnection agreements are subject to change based on such rulings. The Company cannot predict the outcome of these rulings. Accordingly, there is no assurance that the Company will be able to compensate for the reduction in reciprocal compensation with increased volume of terminating local traffic.

     The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. As of June 30, 2000, the Company operated networks in 22 metropolitan areas that spanned 9,271 route miles, contained 344,377 fiber miles and offered service to 6,059 buildings.

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

     Operating expenses consist of costs directly related to the operation and maintenance of the networks and the ordering and provisioning of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the incumbent local exchange carriers, other competitors and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth.

     Selling, general and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. These expenses include costs related to sales and

                           TIME WARNER TELECOM INC.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenue. Revenue increased $73.4 million, or 126%, to $131.8 million for the three months ended June 30, 2000, from $58.4 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $23.4 million of non-recurring reciprocal compensation during the three months ended June 30, 2000, revenue increased $46.5 million, or 82% to $103.5 million, from $56.9 million for the comparable period in 1999. Revenue from the provision of dedicated transport services increased $25.3 million, or 71%, to $60.7 million for the three months ended June 30, 2000, from $35.4 million for the comparable period in 1999. Switched service revenue increased $48.1 million, or 209%, to $71.1 million for the three months ended June 30, 2000, from $23.0 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $23.4 million of non-recurring reciprocal compensation in the second quarter of 2000, dedicated transport service and switched service revenue increased 66% and 105%, respectively. The increase in revenue from dedicated transport services primarily reflects a 29% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 75% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation represented 5% and 7% of total revenue for the three months ended June 30, 2000 and 1999, respectively, excluding the effects of the recognition of $23.4 million of non-recurring reciprocal compensation in the second quarter of 2000. At June 30, 2000 the Company offered dedicated transport services in 22 metropolitan areas, 21 of which also offered switched services. At June 30, 1999, the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

     Operating Expenses. Operating expenses increased $16.1 million, or 59%, to $43.6 million for the three months ended June 30, 2000, from $27.5 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 49%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 33% for the three months ended June 30, 2000 from 47% for the comparable period in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.2 million, or 54%, to $40.5 million for the three months ended June 30, 2000, from $26.3 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 52%. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense and an increase in the provision for doubtful accounts related to the increase in revenue. Included in selling, general and administrative expenses for the first half of 2000 is approximately $0.9 million in costs

                           TIME WARNER TELECOM INC.

related to a Form S-1 filing with the Securities and Exchange Commission to facilitate the sale of shares by a Class B Stockholder. The Company was required to bear these costs under the terms of the Stockholders' Agreement with the Class B Stockholders. As a percentage of revenue, selling, general and administrative expenses decreased to 31% for the three months ended June 30, 2000 from 45% for the comparable period in 1999.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.9 million, or 43%, to $22.9 million for the three months ended June 30, 2000, from $16.0 million for the comparable period in 1999. Exclusive of the effects of acquisitions, this expense increased 40%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

     EBITDA. EBITDA for the three months ended June 30, 2000 increased $43.1 million to $47.7 million, from $4.6 million in 1999. The increase was $19.7 million, exclusive of the effects of acquisitions and the effects of the recognition of $23.4 million of non-recurring reciprocal compensation in the second quarter of 2000. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities and a more skilled and productive workforce.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans payable from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to the Senior Notes was $10.1 million for the three months ended June 30, 2000 and interest expense relating to the Senior Notes and subordinated loans payable aggregated $11.6 million for the three months ended June 30, 1999. The decrease of $1.5 million is primarily due to the lower weighted average debt balance during the three months ended June 30, 2000.

     Net Income. Earnings changed $63.0 million to $9.8 million for the three months ended June 30, 2000, from a net loss of $53.2 million for the comparable period in 1999. The earnings change is primarily due to the improvement in EBITDA and a decrease in income tax expense, as discussed in the table above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenue. Revenue increased $125.9 million, or 119%, to $231.9 million for the six months ended June 30, 2000, from $106.0 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2000, revenue increased $90.0 million, or 87% to $195.5 million, from $104.5 million for the comparable period in 1999. Revenue from the provision of dedicated transport services increased $47.6 million, or 73%, to $112.6 million for the six months ended June 30, 2000, from $65.1 million for the comparable period in 1999. Switched service revenue increased $78.4 million, or 192%, to $119.3 million for the six months ended June 30, 2000, from $40.9 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million of non-recurring reciprocal compensation for the six months ended June 30, 2000, dedicated transport service and switched service revenue increased 65% and 122%, respectively. The increase in revenue from dedicated transport services primarily reflects a 31% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 80% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation represented 6% and 7% of total revenue for the six months ended June 30, 2000 and 1999, respectively, excluding the effects of the recognition of $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2000. At June 30, 2000 the Company offered dedicated transport services in 22 metropolitan areas, 21 of which also offered switched services. At June 30, 1999, the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

                           TIME WARNER TELECOM INC.

     Operating Expenses. Operating expenses increased $31.1 million, or 60%, to $82.5 million for the six months ended June 30, 2000, from $51.5 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 50%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 36% for the six months ended June 30, 2000 from 49% for the comparable period in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.8 million, or 55%, to $78.2 million for the six months ended June 30, 2000, from $50.4 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 52%. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense and an increase in the provision for doubtful accounts related to the increase in revenue. Included in selling, general and administrative expenses is approximately $0.9 million in costs related to a Form S-1 filing with the Securities and Exchange Commission to facilitate the sale of shares by a Class B Stockholder. The Company was required to bear these costs under the terms of the Stockholders' Agreement with the Class B Stockholders. As a percentage of revenue, selling, general and administrative expenses decreased to 34% for the six months ended June 30, 2000 from 47% for the comparable period in 1999.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.8 million, or 45%, to $44.8 million for the six months ended June 30, 2000, from $31.0 million for the comparable period in 1999. Exclusive of the effects of acquisitions, this expense increased 41%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

     EBITDA. EBITDA for the six months ended June 30, 2000 increased $67.1 million to $71.2 million, from $4.1 million in 1999. The increase was $39.7 million, exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million of non-recurring reciprocal compensation for the six months ended June 30, 2000. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities and a more skilled and productive workforce.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans payable from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to the Senior Notes was $20.1 million for the six months ended June 30, 2000 and interest expense relating to the Senior Notes and subordinated loans payable aggregated $25.2 million for the six months ended June 30, 1999. The decrease of $5.0 million is primarily due to the lower weighted average debt balance during the six months ended June 30, 2000.

     Net Income. Earnings changed $84.7 million to $6.9 million for the six months ended June 30, 2000, from a net loss of $77.8 million for the comparable period in 1999. The earnings change is primarily due to the improvement in EBITDA and a decrease in income tax expense, as discussed in the table above.

Liquidity and Capital Resources

     Operations. The Company's cash provided by operating activities was $54.6 million for the six months ended June 30, 2000, as compared to cash used in operating activities of $12.7 million for the comparable period in 1999. This increase in cash provided by operating activities of $67.4 million principally resulted from an increase in EBITDA of $67.1 million. As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in

                           TIME WARNER TELECOM INC.

negative EBITDA and operating losses from a network until an adequate customer base and revenue stream for the network have been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA for at least two and a half years after operations commence in each market. Although overall the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

     Investing. Cash used in investing activities was $44.1 million for the six months ended June 30, 2000, as compared to cash provided by investing activities of $15.7 million for the comparable period in 1999. During both the six months ended June 30, 2000 and 1999, proceeds from the maturities of marketable securities were primarily used to fund capital expenditures. During the six months ended June 30, 2000, capital expenditures were also funded through cash flows from operating activities.

     During the six months ended June 30, 2000, capital expenditures were $143.6 million, an increase of $54.3 million from the comparable period in 1999. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 399 route miles of fiber since December 31, 1999. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $350 million in 2000 to fund its capital expenditures. This target spending includes requirements for current operating markets and the Company's expansion plans.

     The facilities-based telecommunications business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for:

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

       The Company regularly evaluates potential acquisitions and joint ventures that would extend the Company's geographic markets, expand the Company's products and services and/or enlarge the capacity of its networks. Some of these transactions may be considerably larger than the transactions it has completed in the past. In the event the Company enters into a definitive agreement with respect to any acquisition or joint venture, it may require additional financing or it may elect to use a portion of the proceeds from the sale of the Senior Notes not theretofore expended for other purposes, including but not limited to, capital expenditures and working capital requirements. If the Company enters into a definitive agreement with respect to any material transaction, it could result in the Company increasing its leverage or issuing additional common stock or both. There can be no assurance, however, that the Company will enter into any transaction or, if it does, on what terms.

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

       The development and expansion of the Company's existing and future networks and services will require significant capital to fund these capital expenditures. The Company expects that its future cash requirements will principally be for funding future growth and capital expenditures. In light of the expected future cash requirements, the Company, on April 12, 2000, executed a $475 million Senior Secured Revolving Credit Facility with The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., as Documentation Agent (the "Revolver"). The Revolver has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the Revolver commencing on December 31, 2004, and borrowings will be at the Eurodollar rate plus a margin of up to 2.0%, depending on financial metrics. It is anticipated that the Revolver will primarily be used for the build-out of the Company's network and working capital needs, and that the Company may begin drawing on the Revolver during the second half of 2000. The Company expects that the $173.6 million in cash, cash equivalents and marketable debt securities at June 30, 2000, borrowings under the Revolver along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned and pay interest on the Senior Notes. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenue and costs are dependent upon factors that are not within the Company's control, for example regulatory changes, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of additional financing may include public or private debt, equity financing by the Company or its subsidiaries or other financing arrangements.

       Financing. Net cash provided by financing activities for the six months ended June 30, 2000 was $4.0 million and was primarily due to the net proceeds from both the issuance of common stock upon exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan, partially offset by deferred debt issue costs related to the Revolver.

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

                           TIME WARNER TELECOM INC.

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

       The obligations under the Revolver are secured by the Company's interests in all of its subsidiaries and substantially all of the assets of the Company's subsidiaries, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. The Revolver requires the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the Revolver are subject to various covenants that limit the Company's ability to:

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

     On March 30, 2000, the Fifth Circuit Court of Appeals affirmed the decision of the PUC that modem calls within a local calling area to Internet service providers are "local" calls within the meaning of the Interconnection Agreement between the parties and therefore subject to reciprocal compensation under that agreement. The Fifth Circuit denied Southwestern Bell's petition for rehearing. SWBT has the right to file a petition for certiori seeking review of the decision by the Supreme Court; however, the Company believes that it is more likely than not that the Supreme Court will decline to review the case. Unless the outcome of the case is changed by virtue of Supreme Court review, the Company will be entitled to retain the amounts received from SWBT between April 1997 and September 1999 in respect of ISP traffic except for the amounts to be refunded pursuant to the arbitration award described below.

Southwestern Bell v. Time Warner Telecom

     On December 17, 1999, SWBT filed a Demand for Commercial Arbitration under the Interconnection Agreement between the Company and SWBT that expired in September 1999. SWBT alleged that the Company breached the Agreement by refusing to amend the Agreement to replace the reciprocal compensation rates stated in the contract with lower rates established by the PUC in a consolidated arbitration with AT&T, MCI and MFS Communications ("Mega Arb rates"). The case was heard by an arbitration panel of the American Arbitration Association on May 31, 2000. On June 30, 2000, the panel ordered the Company to refund to SWBT the difference between the contract rates and the Mega Arb rates for reciprocal compensation only for a 16-day period out of the 16-month period for which SWBT claimed it was entitled to a rate adjustment. The Company estimates this amount to be less than $2 million. SWBT was ordered to refund to the Company an amount equal to the same rate differential applied to minutes of use terminated to SWBT, which the Company estimates to be less than $100,000. The panel's arbitration award is in final satisfaction of the claims raised in the arbitration and is not subject to appeal.

                           TIME WARNER TELECOM INC.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Time Warner Telecom Inc. was held on May 31, 2000 (the "2000 Annual Meeting").

         (b)(c) The following matters were voted upon at the 2000 Annual
                Meeting:

            (i) The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2001:

                                        Votes For   Votes Withheld
                                       -----------  --------------
                  Larissa Herda        831,500,435          50,248
                  Glenn A. Britt       831,500,330          50,353
                  Bruce Claflin        831,501,487          49,196
                  Richard J. Davies    831,500,965          49,718
                  Spencer B. Hays      831,502,188          48,495
                  Lisa Hook            831,499,702          50,981
                  Robert J. Miron      831,497,415          53,268

            (ii)  Approval of the Time Warner Telecom Inc. 2000 Stock Purchase
                  Plan:

                  Votes For:          831,473,112
                  Votes Against:           53,505
                  Abstentions:             24,066
                  Broker Non-Votes              0

            (iii) Ratification of the appointment of Ernst & Young LLP as independent auditors of Time Warner Telecom Inc. for 2000:

                  Votes For:          831,520,512
                  Votes Against:           15,345
                  Abstentions:             14,826
                  Broker Non-Votes              0

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
                      Inc., MediaOne Group, Inc., Advance/Newhouse Partnership,
                      Time Warner Entertainment Company, L.P., and Time Warner
                      Entertainment-Advance/Newhouse Partnership (filed as
                      Exhibit 2.1 to Time Warner Telecom ("TWT") LLC's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 1998. *
      2.2  --         Merger Agreement among the Company, TWT LLC and TWT Inc.
                      (filed as Exhibit 2.2 to the Company's Registration
                      Statement on Form S-1 (Registration No. 333-49439)). *
      3.1  --         Restated Certificate of Incorporation of the Company
                      (filed as Exhibit 2.2 to Company's Registration Statement
                      on Form S-1 (Registration No. 333-49439)). *
      3.2  --         Restated By-Laws of the Company (filed as Exhibit 3.2 to
                      Company's Registration Statement on Form S-1 (Registration
                      No. 333-49439)). *
      4.1  --         Stockholders' Agreement, among the Company, Time Warner
                      Companies, Inc., American Television and Communications
                      Corporation, Warner Communications Inc., TW/TAE Inc.,
                      FibrCOM Holdings, L.P., Paragon Communications, MediaOne
                      Group, Inc., Multimedia Communications, Inc. and
                      Advance/Newhouse Partnership (filed as Exhibit 4.1 to
                      Company's Registration Statement on Form S-1 (Registration
                      No. 333-49439)). *
      4.2  --         Indenture, between TWT LLC, TWT Inc. and The Chase
                      Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT
                      LLC's Quarterly Report on Form 10-Q for the quarter ended
                      June 30, 1998). *
     10.1  --         Credit Agreement among Time Warner Telecom Inc., Time
                      Warner Telecom Holdings Inc., the several lenders from
                      time to time parties hereto, The Chase Manhattan Bank, as
                      Administrative Agent, Bank of America, N.A., as
                      Syndication Agent and ABN Amro Bank N.V., as Documentation
                      Agent (filed as Exhibit 10.1 to Company's Quarter Report
                      on Form 10-Q for the quarter ended March 31, 2000). *
       27  --         Financial Data Schedule

*    Incorporated by reference.

                                   Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TIME WARNER TELECOM INC.




Date:   August 11, 2000            By:  /s/ Jill R. Stuart
                                      ------------------------
                                        Jill R. Stuart
                                        Vice President, Accounting and
                                        Finance and Chief Accounting Officer