Form 10-Q
period 2000-09-30
TIME WARNER TELECOM INC
filed 2000-11-14
CIK 1057758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

Commission File Number 0-30218

                            TIME WARNER TELECOM INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

      State of Delaware                                          84-1500624
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

     10475 Park Meadows Drive
       Littleton, Colorado                                         80124
----------------------------------------                  ----------------------
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

The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of October 31, 2000 was:

       Time Warner Telecom Inc. Class A common stock -- 105,713,898 shares Time Warner Telecom Inc. Class B common stock -- 72,226,500 shares

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

         Item 1.           Financial Statements:
                           ---------------------

                           Consolidated and Condensed Balance Sheets at September 30,
                           2000 and December 31, 1999                                            1

                           Consolidated Statements of Operations for the three and nine
                           months ended September 30, 2000 and 1999                              2

                           Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2000 and 1999                                     3

                           Consolidated Statement of Changes in Stockholders' Equity
                           for the nine months ended September 30, 2000                          4

                           Notes to Consolidated and Condensed Financial Statements              5

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                             14

Part II. Other Information
         -----------------

         Item 1.           Legal Proceedings                                                     27

         Item 6.           Exhibits and Reports on Form 8-K                                      28

                           TIME WARNER TELECOM INC.

                  CONSOLIDATED AND CONDENSED BALANCE SHEETS

                                                                                           September 30,          December 31,
                                                                                                2000                  1999
                                                                                         -------------------   -------------------
                                                                                            (unaudited)
                                                                                        (amounts in thousands, except share amounts)


                                     ASSETS
Current assets:
     Cash and cash equivalents..........................................................    $     74,091               90,586
     Marketable debt securities.........................................................          28,578              173,985
     Receivables, less allowances of $18,479 and $7,857 ................................          81,821               52,652
     Prepaid expenses...................................................................           2,247                2,938
                                                                                            ------------         ------------
          Total current assets..........................................................         186,737              320,161
                                                                                            ------------         ------------

Property, plant and equipment...........................................................       1,082,016              868,770
     Less accumulated depreciation......................................................        (257,881)            (191,664)
                                                                                            ------------         ------------
                                                                                                 824,135              677,106
                                                                                            ------------         ------------

Intangible and other assets, net of accumulated amortization (notes 1 and 2)............          93,663               45,745
                                                                                            ------------         ------------

          Total assets..................................................................     $ 1,104,535            1,043,012
                                                                                            ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...................................................................     $    46,407               64,678
     Deferred revenue...................................................................          35,719               37,913
     Other current liabilities..........................................................         127,356               86,752
                                                                                            ------------         ------------
           Total current liabilities....................................................         209,482              189,343
                                                                                            ------------         ------------

Long-term debt and capital lease obligations (note 3)...................................         403,311              403,627

Deferred income taxes...................................................................          21,231               27,126

Stockholders' equity (note 1):
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
         shares issued and outstanding..................................................               -                    -
     Class A common stock, $0.01 par value, 277,300,000 shares authorized,
       33,428,172 and 23,543,422 shares issued and outstanding in 2000
       and 1999, respectively...........................................................             334                  235
     Class B common stock, $0.01 par value, 162,500,000 shares authorized,
       72,226,500 and 81,214,285 shares issued and outstanding in 2000
       and 1999, respectively...........................................................             722                  812
     Additional paid-in capital.........................................................         590,924              559,950
     Accumulated other comprehensive income, net of taxes...............................          12,030                    -
     Accumulated deficit................................................................        (133,499)            (138,081)
                                                                                            ------------         ------------

          Total stockholders' equity....................................................         470,511              422,916
                                                                                            ------------         ------------

          Total liabilities and stockholders' equity....................................     $ 1,104,535            1,043,012
                                                                                             ===========        =============

                            See accompanying notes.

                            TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                          ----------------------------------   -----------------------------------
                                                                 2000             1999                2000              1999
                                                          ----------------  ----------------   ----------------   ----------------
                                                                       (amounts in thousands, except per share amounts)
Revenue:
      Dedicated transport services......................  $         71,129            40,666            183,759            105,727
      Switched services.................................            50,027            30,649            169,308             71,558
                                                          ----------------  ----------------   ----------------   ----------------
           Total revenue................................           121,156            71,315            353,067            177,285
                                                          ----------------  ----------------   ----------------   ----------------

Costs and expenses (a):
      Operating.........................................            48,299            30,488            130,846             81,949
      Selling, general and administrative...............            44,475            30,097            122,663             80,501
      Depreciation and amortization.....................            23,994            19,291             68,793             50,272
                                                          ----------------  ----------------   ----------------   ----------------
           Total costs and expenses.....................           116,768            79,876            322,302            212,722
                                                          ----------------  ----------------   ----------------   ----------------

Operating income (loss).................................             4,388            (8,561)            30,765            (35,437)

Interest expense (a)....................................           (10,043)           (9,983)           (30,657)           (35,139)
Interest income.........................................             2,220             3,840              9,016             12,828
Equity in income of unconsolidated affiliate (note 2)...                --                --                 --                285
                                                          ----------------  ----------------   ----------------   ----------------

Income (loss) before income taxes.......................            (3,435)          (14,704)             9,124            (57,463)

Income tax expense (benefit)............................            (1,110)           (5,589)             4,542             29,473
                                                          ----------------  ----------------   ----------------   ----------------

Net income (loss).......................................  $         (2,325)           (9,115)             4,582            (86,936)
                                                          ================  ================   ================   ================

Basic and diluted earnings (loss) per share               $          (0.02)            (0.09)              0.04              (0.94)
                                                          ================  ================   ================   ================
Weighted average shares outstanding:
     Basic                                                         105,531           104,480            105,262             92,957
                                                          ================  ================   ================   ================
     Diluted                                                       105,531           104,480            108,427             92,957
                                                          ================  ================   ================   ================

(a)   Includes expenses resulting from transactions with
      affiliates (note 4):
             Operating..................................  $            290               749                755              1,764
                                                          ================  ================   ================   ================
             Selling, general and administrative........  $            399               312              1,100              1,259
                                                          ================  ================   ================   ================
             Depreciation and amortization..............  $          3,231             2,626              9,594              7,842
                                                          ================  ================   ================   ================
             Interest expense...........................  $             --                --                 --              5,078
                                                          ================  ================   ================   ================


                            See accompanying notes

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                 ---------------------------------
                                                                                                     2000                 1999
                                                                                                 ------------        -------------
                                                                                                        (amounts in thousands)
Cash flows from operating activities:
   Net income (loss)...........................................................................  $      4,582              (86,936)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization............................................................        68,793               50,272
      Amortization of deferred debt issue costs................................................         1,661                  937
      Equity in income of unconsolidated affiliate.............................................             -                 (285)
      Deferred income tax expense..............................................................         4,542               29,473
      Changes in operating assets and liabilities, net of the effect of acquisitions:
         Receivables and prepaid expenses......................................................       (28,478)              (8,641)
         Accounts payable, deferred revenue and other current liabilities......................        20,138                1,986
                                                                                                 ------------        -------------

            Net cash provided by (used in) operating activities................................        71,238              (13,194)
                                                                                                 ------------        -------------

Cash flows from investing activities:
   Capital expenditures........................................................................      (213,246)            (138,305)
   Cash paid for acquisitions, net of cash acquired............................................       (10,000)              (2,567)
   Purchases of marketable securities..........................................................       (93,919)            (116,557)
   Proceeds from maturities of marketable securities...........................................       239,326              132,625
   Other investing activities..................................................................        (9,978)                   -
                                                                                                 ------------        -------------

           Net cash used in investing activities...............................................       (87,817)            (124,804)
                                                                                                 ------------        -------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock upon exercise of stock options...................        10,370                  889
   Net proceeds from issuance of common stock in connection with the employee
        stock purchase plan....................................................................         2,089                    -
   Payment of capital lease obligations........................................................          (315)                (133)
   Deferred debt issue costs...................................................................       (12,060)                   -
   Net proceeds from initial public offering...................................................             -              270,182
   Repayment of loans to Former Parent Companies...............................................             -             (180,018)
   Repayment of acquired debt..................................................................             -              (15,668)
                                                                                                 ------------        -------------

           Net cash provided by financing activities...........................................            84               75,252
                                                                                                 ------------        -------------

           Decrease in cash and cash equivalents...............................................       (16,495)             (62,746)
           Cash and cash equivalents at beginning of period....................................        90,586              105,140
                                                                                                 ------------        -------------
           Cash and cash equivalents at end of period..........................................  $     74,091               42,394
                                                                                                 ============        =============

Supplemental disclosures of cash flow information:
          Cash paid for interest                                                                 $     38,407               46,825
                                                                                                 ============        =============
          Tax benefit related to exercise of non-qualified stock options.......................  $     18,524                    -
                                                                                                 ============        =============
          Cash paid for income taxes...........................................................  $        419                  168
                                                                                                 ============        =============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Nine Months Ended September 30, 2000
                                  (Unaudited)

                                      Common Stock                                Accumulated
                         --------------------------------------                      other
                               Class A             Class B        Additional     comprehensive                         Total
                         ------------------  ------------------    paid-in          income,        Accumulated     stockholders'
                          Shares    Amount    Shares    Amount     Capital        net of taxes       deficit          equity
                         --------  --------  --------  --------  ------------  -----------------  -------------  ----------------
                                                      (amounts in thousands)

Balance at January 1,
  2000..................   23,543  $    235    81,214  $    812     559,950                  -         (138,081)          422,916

Shares issued for cash
  in connection with
  the exercise of stock
  options...............      844         8         -         -      28,886                  -                -            28,894

Shares issued for cash
  in connection with
  the employee stock
  purchase plan.........       54         1         -         -       2,088                  -                -             2,089

Conversion of shares
  by related party
  (note 1)..............    8,987        90    (8,987)      (90)          -                  -                -                 -

Change in unrealized
  holding gain for
  available-for-sale
  security, net of
  taxes.................        -         -         -         -           -             12,030                -            12,030

Net income..............        -         -         -         -           -                  -            4,582             4,582
                         --------  --------  --------  --------  ------------  -----------------  -------------  ----------------

Balance at September
  30, 2000..............   33,428   $   334    72,227   $   722     590,924             12,030         (133,499)          470,511
                         ========  ========  ========  ========  ============  =================  =============  ================

                            See accompanying notes.

                            TIME WARNER TELECOM INC.

            NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

1.   Organization and Summary of Significant Accounting Policies

     Description of Business and Capital Structure

          Time Warner Telecom Inc. (the "Company"), a Delaware corporation, is a leading fiber facilities-based provider of integrated communications services and solutions to medium and large business customers in selected metropolitan markets across the United States. The Company offers local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long distance services.

          Time Warner Cable, as defined below, began the Company's business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N"), and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies." "Time Warner Cable" refers to the cable systems owned by TWE, TWE-A/N, and Time Warner.

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

          On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Internet Connect, Inc, which the Company acquired in April 1999 (see note 2). Following the Reconstitution, the Class B Stockholders held all of the Company's Class B common stock. Accordingly, the accompanying financial statements have been adjusted to retroactively reflect the authorization and issuance of the shares of Class A common stock and Class B common stock for all periods presented.

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

          As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 9,023,500 shares of Class B common stock have been converted into Class A common stock. As of September 30, 2000, the Class B Stockholders had approximately 95.6% of the combined voting power of the outstanding common stock.

          The Company also is authorized to issue shares of Preferred Stock. The Company's Board of Directors has the authority to establish the voting powers, the preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of September 30, 2000.

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

     Basis of Presentation

          Until July 14, 1998, the historical financial statements of the Company reflected the "carved out" historical financial position, results of operations, cash flows, and changes in stockholders' equity of the commercial telecommunications operations of the Former Parent Companies, as if they

                            TIME WARNER TELECOM INC.

     had been operating as a separate company. Although these financial statements are presented as if the Company had operated as a corporation, the Company operated as a partnership for tax purposes and continued to operate in a partnership structure through May 10, 1999. The consolidated statements of operations have been adjusted to retroactively reflect an allocation of certain expenses pursuant to the final terms of agreements related to the Reorganization, primarily relating to office rent, overhead charges for various administrative functions performed by Time Warner Cable, and certain facility maintenance and pole rental costs. These allocations were required to reflect all costs of doing business and have been based on various methods which management believes result in reasonable allocation of these costs.

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

     Investments

          Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive income in stockholders' equity. Other investments in which ownership interest is less than 20% and are not considered marketable securities are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

          At September 30, 2000, the fair value of the Company's available-for-sale security was $23.1 million. The unrealized holding gain on this marketable equity security is reported as accumulated other comprehensive income, net of taxes, in the accompanying consolidated financial statements. As of September 30, 2000, the unrealized holding gain on this security was $12.0 million, net of taxes. There were no sales of marketable securities for the nine months ended September 30, 2000 and 1999, respectively.

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

                            TIME WARNER TELECOM INC.

     MetroComm L.P. was acquired (see note 2) and, accordingly, is accounted for on a consolidated basis as of May 31, 1999.

     Revenue

          The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies, and governmental entities.

          Revenue for dedicated transport services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for switched services, data and Internet services, and long distance are generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period provided.

          Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and filed complaints with various public utility commissions ("PUCs") contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a portion of this revenue pending outcome of the dispute. In addition, the payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. Switched services revenue for the nine months ended September 30, 2000 includes the recognition of $27.3 million of non-recurring reciprocal compensation. A significant portion of the non-recurring reciprocal compensation revenue recognized during the nine months ended September 30, 2000 was a result of the resolution of certain cases involving reciprocal compensation disputes. As of September 30, 2000, the Company had deferred recognition of $25.4 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred and are reported as a component of operating expenses in the accompanying consolidated statements of operations.

     Significant Customers

          The Company has substantial business relationships with a few large customers, including the major long distance carriers. For the nine months ended September 30, 2000 and 1999, the Company's top 10 customers accounted for 46% and 45%, respectively, of the Company's consolidated revenue. MCI WorldCom, Inc. ("MCI") accounted for more than 10% of the Company's total revenue, or $36.4 million, during the nine months ended September 30, 2000, but accounted for less than 10% of the Company's total revenue during the nine months ended September 30, 1999. AT&T accounted for more than 10% of the Company's total revenue or $23.5 million, during the nine months ended September 30, 1999, but accounted for less than 10% of the

                            TIME WARNER TELECOM INC.

     Company's total revenue during the nine months ended September 30, 2000. However, a substantial portion of this revenue results from traffic that is directed to the Company by the Company's customers who have selected AT&T or MCI as their long distance provider.

     Segment Reporting

          The Company operates in 22 service areas and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers the same products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 22 service areas to be aggregated, resulting in one reportable line of business.

     Earnings (Loss) Per Common Share and Potential Common Share

          Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

          The diluted loss per common share for the three and nine months ended September 30, 1999 and the three months ended September 30, 2000 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

          The diluted earnings per share for the nine months ended September 30, 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

          Set forth below is a reconciliation of the basic and diluted earnings
     (loss) per share for each period:

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                  --------------------------     ---------------------------
                                                     2000           1999            2000           1999
                                                  -----------    -----------     -----------    ------------
                                                      (amounts in thousands, except per share amounts)
     Net income (loss) for basic and
          diluted earnings (loss) per share         $(2,325)        (9,115)           4,582        (86,936)
                                                  ===========    ===========     ===========    ============
     Weighted-average number of
          shares - basic                             105,531        104,480         105,262          92,957
     Dilutive effect of stock options                      -              -           3,165               -
                                                  -----------    -----------     -----------    ------------
     Weighted-average number of
          shares - diluted                           105,531        104,480         108,427          92,957
                                                  ===========    ===========     ===========    ============
     Earnings (loss) per share:
          Basic                                       (0.02)         (0.09)            0.04          (0.94)
                                                  ===========    ===========     ===========    ============
          Diluted                                     (0.02)         (0.09)            0.04          (0.94)
                                                  ===========    ===========     ===========    ============

     Recent Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in years beginning after June 15, 2000. Because the Company has historically not made use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

                            TIME WARNER TELECOM INC.

2.   Acquisitions

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash, and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted are being held in escrow to be released to the former Internet Connect, Inc. shareholders over a period of three years, beginning in April 2000. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $521,000 and $289,000 for the nine months ended September 30, 2000 and 1999, respectively.

          During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm, Inc. ("MetroComm") through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio are now reported under the new entity. The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $1,412,000 and $627,000 for the nine months ended September 30, 2000 and 1999, respectively.

          Since both acquisitions are accounted for as purchases, the results of operations of Internet Connect, Inc. and MetroComm are consolidated with the Company's results of operations from their respective acquisition dates.

          On September 11, 2000, the Company executed a definitive purchase agreement to acquire substantially all of the assets of GST Telecommunications, Inc ("GST") out of bankruptcy. GST is a facilities-based integrated communications provider offering voice, data, and Internet services primarily to business customers throughout the western United States. The asset purchase agreement provides for the purchase of substantially all of the GST assets for cash consideration of $640 million, plus the assumption of certain liabilities and fees, for a total purchase price of $690 million, subject to certain purchase price adjustments. The bankruptcy court approved the transaction, but the closing is still subject to regulatory approvals and certain other closing conditions. There is no assurance that all necessary regulatory approvals will be obtained or that all closing conditions will be satisfied. The GST asset acquisition, if completed, is expected to accelerate the Company's build-out strategy by adding to the Company's network 15 additional markets in the western United States, 4,210 route miles, 227,674 fiber miles, and service to 345 on-net buildings. In addition, the Company will acquire GST's network operations center in Vancouver, Washington, SS7 networks, voice and data switches, and substantially all other assets excluding certain customers and certain assets in Hawaii. The acquisition is expected to close by the end of 2000 or the first quarter of 2001.

3.   Long-Term Debt

          The Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15,

                            TIME WARNER TELECOM INC.

     1999. Interest expense, including amortization of debt discount, relating to the Senior Notes totaled approximately $30.1 million for both the nine months ended September 30, 2000 and 1999. At September 30, 2000, the fair market value for the $400 million of Senior Notes was $360 million, based on market prices.

          The Senior Notes are governed by an Indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

          On April 10, 2000, the Company executed a $475 million Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the Revolver commencing on December 31, 2004, and borrowings will be at the Eurodollar rate plus a margin of up to 2.0%, depending on financial metrics. The Company is required to pay commitment fees on a quarterly basis ranging from 0.875% to 0.500% per annum on the undrawn available commitment. Commitment fee expense was $1,997,000 for the nine months ended September 30, 2000 and has been classified as a component of interest expense in the accompanying consolidated statements of operations. It is anticipated that the Revolver will primarily be used for the build-out of the Company's network and working capital needs. At September 30, 2000, the undrawn available commitment under the Revolver was $475 million.

          Under a commitment letter with The Chase Manhattan Bank ("Chase") and Morgan Stanley Senior Funding ("Morgan Stanley") dated September 11, 2000, the Company expects to replace its existing $475 million senior secured revolving credit facility with a new $1 billion amended and restated facility. Chase and Morgan Stanley's commitments to provide the amended and restated facility are subject to various conditions.

          The amended and restated facility will provide up to $525 million of senior secured term loan financing, a substantial portion of which the Company expects to use for the purchase of the GST assets, and a $475 million senior secured revolving credit facility. As with the Company's existing credit facility, borrowings under the amended and restated facility will be secured by the Company's interest in all of its subsidiaries and substantially all of the assets of the Company's subsidiaries, including the assets to be acquired from GST, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. As with the Company's existing credit facility, the amended and restated facility will require the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the amended and restated facility will be subject to various covenants that limit the Company's ability to:

       .  borrow and incur liens on its property;

       .  pay dividends or make other distributions; and

       .  make capital expenditures.

          As with the Company's existing credit facility, the amended and restated facility will also contain financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, a consolidated debt service coverage ratio, and a consolidated debt default, including cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the amended and restated facility if the Company has defaulted under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes.

                            TIME WARNER TELECOM INC.

          The Company also entered into a commitment letter with Chase, Morgan Stanley, and Lehman Commercial Paper Inc. for a $700 million senior unsecured bridge loan facility. The Company expects to borrow the entire $700 million on the closing date of the GST asset acquisition. The commitments of the bridge lenders to provide the bridge facility are subject to various conditions.

          Any notes issued under the proposed bridge facility will be repayable one year from the date of the issuance under the bridge facility and will bear interest quarterly at the London Interbank Offered Rate plus a specified margin that increases over time. The specified margin may be increased if the Company's credit rating deteriorates. The Company will have the ability to repay the bridge facility at any time prior to the maturity date upon 10 days' written notice. In addition, the bridge notes must be repaid with the proceeds of any debt or equity financings, as well as certain other events, that occur prior to the maturity date. The Company also expects to pay customary commitment and other fees in connection with the bridge facility.

          In the event that the Company is not able to repay the bridge notes within one year, it will be obligated to issue new notes in exchange for the bridge notes. Any such exchange notes would have the same principal amount as the bridge notes and mature 10 years from the date of issuance. In addition, the Company would be required to pay customary fees under the bridge notes upon issuance of any exchange notes. Interest on the exchange notes would be payable quarterly at a specified interest rate.

4.   Related Party Transactions

          In the normal course of business, the Company engages in various transactions with the Former Parent Companies, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

          The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. Under this licensing arrangement, the Company paid Time Warner Cable $1.4 million and $13.7 million for the nine months ended September 30, 2000 and 1999, respectively. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $9.6 million and $7.8 million for the nine months ended September 30, 2000 and 1999, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole rental costs, which aggregated $755,000 and $1.8 million for the nine months ended September 30, 2000 and 1999, respectively.

          The Company's operations, which in certain cases are co-located with Time Warner Cable's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. Prior to the Reorganization, the allocations were based on direct labor, total expenses, or headcount relative to each operating unit. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner Cable's facilities. After the Reorganization, these costs are based on contracts with Time Warner Cable. The charges aggregated $1.1 million and $1.3 million for the nine months ended September 30, 2000 and 1999, respectively.

          During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. The loans from the Former Parent Companies were subordinated in right of payment to the Senior Notes, except for a provision allowing repayment prior to maturity with the net proceeds of any offering of common stock or equivalent interest of the Company. These loans bore interest (payable in kind) at Chase's prime

                            TIME WARNER TELECOM INC.

     rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to these loans totaled approximately $5.1 million for the nine months ended September 30, 1999. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

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

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain information included in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements anticipating future growth in revenue, EBITDA, and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes," "target," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectation of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes. Important factors that could cause actual results to differ materially from these expectations are set forth under "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-33166) and under "Additional Risks and Other Uncertainties" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

     The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long distance services. The Company serves customers in 22 metropolitan markets in the United States. The markets include: Austin, Dallas, Houston, and San Antonio, Texas; Charlotte, Fayetteville, Greensboro, and Raleigh, North Carolina; Albany, Binghamton, New York City, and Rochester, New York; Northern New Jersey; Cincinnati and Columbus, Ohio; Memphis, Tennessee; Orlando and Tampa, Florida; Indianapolis, Indiana; Milwaukee, Wisconsin; San Diego, California and Honolulu, Hawaii. In addition, the Company plans to activate two networks (Los Angeles/Orange County, California and Dayton, Ohio) later this year. The Company plans to begin offering service in Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Minneapolis, Minnesota and Columbia, South Carolina in 2001.

     The Company began its business in 1993 by providing telephony services through cable systems owned by Time Warner Entertainment Company, L.P. ("TWE"), Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N"), and Time Warner Inc. ("Time Warner"), collectively referred to as the "Former Parent Companies." The Company's original business was to provide certain telephony services together with cable television. In January 1997, the Company put in place a new management team that implemented a business strategy focused exclusively on serving business customers, rapidly providing switched services in the Company's service areas, and expanding the range of business telephony services offered by the Company.

     TWE and TWE-A/N are owned as follows:

     (1) TWE is a partnership of subsidiaries of Time Warner and AT&T Corp. ("AT&T"), as successor by merger to MediaOne Group, Inc. ("MediaOne"); and
     (2) TWE-A/N is a partnership of TWE, Time Warner, and Advance/Newhouse Partnership ("Advance").

                            TIME WARNER TELECOM INC.

     On July 14, 1998, Time Warner Telecom LLC ("TWT LLC") succeeded to the ownership of the Company's business. At that time, Time Warner, MediaOne, and Advance (collectively referred to as the "Class B Stockholders") formed TWT LLC to acquire the assets and liabilities of the Company's business from the Former Parent Companies and to conduct the offering on July 21, 1998 of $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "Senior Notes"). In the transaction, referred to as the "Reorganization," the Class B Stockholders (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC.

     On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. As part of the merger, the outstanding Class A limited company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by former shareholders of Internet Connect, Inc., which the Company acquired in April 1999. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and the Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis.

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

     As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. Subsequent to the IPO, 9,023,500 shares of Class B common stock have been converted into Class A common stock. As of September 30, 2000, the Class B Stockholders had approximately 95.6% of the combined voting power of the outstanding common stock.

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

                            TIME WARNER TELECOM INC.

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

Acquisitions

     During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash, and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company. The Class A common stock of the Company into which the limited liability interests were converted are being held in escrow to be released to the former Internet Connect, Inc. shareholders over a period of three years, beginning in April 2000. Through the acquisition of this subsidiary, the Company plans to manage current and future data networks and provide new Internet products.

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

     On September 11, 2000, the Company executed a definitive purchase agreement to acquire substantially all of the assets of GST Telecommunications, Inc ("GST") out of bankruptcy. GST is a facilities-based integrated communications provider offering voice, data, and Internet services primarily to business customers throughout the western United States. The asset purchase agreement provides for the purchase of substantially all of the GST assets for cash consideration of $640 million, plus the assumption of certain liabilities and fees, for a total purchase price of $690 million, subject to certain purchase price adjustments. The bankruptcy court approved the transaction, but the closing is still subject to regulatory approvals and certain other closing conditions. Although there is no assurance that all necessary regulatory approvals will be obtained or that all closing conditions will be satisfied, the acquisition is expected to close by the end of 2000 or the first quarter of 2001. Any delay in the closing of the GST acquisition could result in the loss of customers and the related revenue, as well as key personnel at GST. The GST asset acquisition, if completed, is expected to accelerate the Company's build-out strategy by adding to the Company's network 15 additional markets in the western United States, 4,210 route miles, 227,674 fiber miles, and service to 345 on-net buildings. In addition, the Company will acquire GST's network operations center in Vancouver, Washington, SS7 networks, voice and data switches, and substantially all other assets excluding certain customers and certain assets in Hawaii. If this acquisition is consummated, the Company will experience significant increases in expenses for depreciation and for interest on borrowings to complete this acquisition.

                            TIME WARNER TELECOM INC.

     Although the acquisition of the GST assets increases the Company's geographic presence, expands its products and services, and enlarges the capacity of its networks, this transaction is considerably larger than the transactions the Company has completed in the past.

     The completion of this transaction will likely involve some or all of the following operating risks to the Company:

     .    the difficulty of assimilating the acquired operations and personnel;

     .    the potential disruption of the Company's ongoing business;

     . the possible inability of management to maintain uniform standards, controls, procedures, and policies;

     . the possible difficulty of managing the Company's growth and information systems;

     . the risks of entering markets in which the Company has little or no experience; and

     .    the potential impairment of relationships with employees or customers.

     The Company has entered into the asset purchase agreement with GST with the expectation that the asset purchase will result in certain benefits, including expansion of the markets the Company serves and increasing the Company's operational efficiencies. Achieving the benefits of the asset purchase will depend upon the successful integration of the acquired businesses into the Company's existing operations. There is no assurance that the Company will be successful in integrating the acquired GST assets into its current businesses. The integration risks associated with the acquisition include but are not limited to:

     . the diversion of the Company's management's attention as integrating the GST operations and assets will require a substantial amount of our management's attention;

     . difficulties associated in assimilating GST's technology, including billing and customer information systems; and

     . any significant loss of key GST operational personnel could lead to interruptions in our billing, accounting, and engineering capabilities.

     There is no assurance that the Company will be able to successfully overcome the risks associated with integrating the assets it will acquire from GST. There is a risk that the costs of integration could have a material adverse effect on the Company's operating results.

                            TIME WARNER TELECOM INC.

Results of Operations

     The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:


                                                             Three Months Ended September 30,
                                                     ----------------------------------------------
                                                            2000                     1999
                                                     ------------------     -----------------------
                                                    (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services                        $ 71,129      59 %        40,666       57 %
  Switched services (1)                                 50,027      41          30,649       43
                                                      --------   -----        --------    -----
                                                       121,156     100          71,315      100
                                                      --------   -----        --------    -----
Costs and expenses (2):
  Operating                                             48,299      40          30,488       43
  Selling, general and administrative                   44,475      36          30,097       42
  Depreciation and amortization                         23,994      20          19,291       27
                                                      --------   -----        --------    -----
    Total costs and expenses                           116,768      96          79,876      112
                                                      --------   -----        --------    -----

Operating income (loss)                                  4,388       4          (8,561)     (12)

Interest expense (2)                                   (10,043)     (8)         (9,983)     (14)
Interest income                                          2,220       1           3,840        5
Equity in income of unconsolidated affiliate                 -       -               -        -
                                                      --------   -----        --------    -----

Net income (loss) before income taxes                   (3,435)     (3)        (14,704)     (21)

Income tax expense (benefit) (4)                        (1,110)     (1)         (5,589)      (8)
                                                      --------   -----        --------    -----

Net income (loss)                                     $ (2,325)     (2)%        (9,115)     (13)%
                                                      =========  ======       ========    ======

Basic and diluted earnings (loss) per share            $ (0.02)                  (0.09)

Earnings (loss) per share before income taxes (4):
   Basic                                               $ (0.03)                  (0.14)
   Diluted                                             $ (0.03)                  (0.14)

Weighted average shares outstanding:
   Basic                                               105,531                 104,480
   Diluted                                             105,531                 104,480

EBITDA (1) (3)                                        $ 28,382      23 %        10,730       15 %

Net cash provided by (used in) operating activities     16,597                    (467)
Net cash provided by (used in) investing activities    (43,711)               (140,480)
Net cash provided by (used in) financing activities     (3,952)                  2,192


                                                            Nine Months Ended September 30,
                                                    ---------------------------------------------
                                                             2000                 1999
                                                    --------------------  -----------------------
                                                   (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services                         183,759      52 %       105,727      60 %
  Switched services (1)                                169,308      48          71,558      40
                                                      --------   -----        --------    ----
                                                       353,067     100         177,285     100
                                                      --------   -----        --------    ----
Costs and expenses (2):
  Operating                                            130,846      37          81,949      46
  Selling, general and administrative                  122,663      35          80,501      46
  Depreciation and amortization                         68,793      19          50,272      28
                                                      --------   -----        --------    ----
    Total costs and expenses                           322,302      91         212,722     120
                                                      --------   -----        --------    ----
Operating income (loss)                                 30,765       9         (35,437)    (20)

Interest expense (2)                                   (30,657)     (9)        (35,139)    (20)
Interest income                                          9,016       2          12,828       8
Equity in income of unconsolidated affiliate                 -       -             285       -
                                                      --------   -----        --------    ----

Net income (loss) before income taxes                    9,124       2         (57,463)    (32)

Income tax expense (benefit) (4)                         4,542       1          29,473      17
                                                      --------   -----        --------    ----
Net income (loss)                                        4,582       1 %       (86,936)     49 %
                                                      ========   =====        ========    ====
Basic and diluted earnings (loss) per share               0.04                   (0.94)

Earnings (loss) per share before income taxes (4):
   Basic                                                  0.09                   (0.62)
   Diluted                                                0.08                   (0.62)

Weighted average shares outstanding:
   Basic                                               105,262                  92,957
   Diluted                                             108,427                  92,957

EBITDA (1) (3)                                          99,558      28 %        14,835       8 %

Net cash provided by (used in) operating activities     71,238                 (13,194)
Net cash used in investing activities                  (87,817)               (124,804)
Net cash provided by (used in) financing activities         84                  75,252

(1) Includes the recognition of $3.9 million and $23.4 million of non-recurring reciprocal compensation in the first and second quarter of 2000, respectively.
(2) Includes expenses resulting from transactions with affiliates of $3.9 million and $3.6 million for the three months ended September 30, 2000 and 1999, respectively, and $11.4 million and $15.9 million for the nine months ended September 30, 2000 and 1999, respectively.

                            TIME WARNER TELECOM INC.

(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income, net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to these measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(4) A one-time charge to earnings of $39.4 million was recorded in the second quarter of 1999 to reflect the deferred tax liability associated with the change from a limited liability company to a corporation. Income tax expense for the nine months ended September 30, 1999 reflects the $39.4 million charge, net of a $9.9 million income tax benefit.

General

     The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. These businesses tend to be telecommunications-intensive and seek the greater reliability provided by an advanced network such as the Company's. Historically the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company has expanded its direct sales force to focus on these business customers while it develops managed service offerings to meet their voice, data, and Internet needs. The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. A significant portion of the Company's revenue growth is in switched services provided through the 24 digital Lucent Technologies Inc. 5ESS switches that the Company has deployed, and through the rapid growth in demand for switching data traffic. Also, through the acquisition of Internet Connect, Inc. in 1999, the Company has deployed a national Internet backbone and has experienced growth in data and high-speed Internet services. The Company believes that data services are becoming increasingly more important to the Company's target customer base. In particular, the Company believes that the demand for high-speed, high quality local area network and wide area network connectivity will continue to grow over the near term.

     The Company continues to expand its footprint within its existing markets by expanding its network into new buildings and geographically by turning up two new markets since this time last year: Northern New Jersey and Dallas, Texas. The Company is also interconnecting existing service areas within regional clusters with owned or licensed fiber optic facilities. The goal is to rapidly deploy new services and technologies when technically proven and when customer demand is evident. As new technologies arise that enable the switching of voice calls over an Internet protocol and local area network infrastructure, the Company will evaluate how to best integrate this soft switch technology into its infrastructure. There is no assurance that the Company will bring any or all of these products to market successfully or profitably.

     Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in such cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to Internet service provider ("ISP") customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and filed complaints with various public utility commissions ("PUCs")

                            TIME WARNER TELECOM INC.

contending that the ISP traffic is local. Various of these state PUCs have ruled in favor of the Company, but all of these favorable decisions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a portion of this revenue pending outcome of the dispute. In addition, the payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. Switched services revenue for the nine months ended September 30, 2000 includes the recognition of $27.3 million of non-recurring reciprocal compensation. A significant portion of the non-recurring reciprocal compensation revenue recognized during the nine months ended September 30, 2000 was a result of certain cases involving reciprocal compensation disputes that were resolved as described in Part II, Item 1. As of September 30, 2000, the Company had deferred recognition of $25.4 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

     A portion of the Company's revenue is comprised of services that are rate sensitive. Switched access -- the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC -- is billed on a per minute of use basis. Historically, the Federal Communications Commission ("FCC") has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the integrated communications provider ("ICP") access rates have been less regulated. During the second quarter of 2000, the FCC adopted a proposal that substantially reduces the ILEC per-minute access charges while allowing for an increase in the flat monthly charge paid by local residential service subscribers. While the FCC decision does not specifically apply to the switched access rates charged by ICPs, it places significant downward market pressure on ICP access rates. For the nine months ended September 30, 2000 and 1999, switched access revenue represented 10% and 11% of total revenue, respectively. Management believes that increased volume in services and markets served will partially offset the impact of rate reduction. However, the degree and timing of the reductions in the Company's access revenue cannot be predicted.

     Reciprocal compensation is another component of switched services that is rate sensitive. Rates are established by interconnection agreements between the parties based on regulatory and judicial ruling in each of the states. Several significant agreements expired in 1999 and 2000 and have been renegotiated. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's expired agreements; and as a result, the rates under the new agreements, while reasonable in light of the regulatory environment, are lower than the rates under the expired agreements. As discussed below, reciprocal compensation represented 6% and 7% of revenue, excluding the effects of the recognition of $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2000, respectively. Although the renegotiated interconnection agreements have resulted in lower prospective rates, management believes that the growth in Internet and related markets will partially mitigate the impact of the rate reduction. The outcome of regulatory and judicial rulings on reciprocal compensation for ISP traffic may also negatively impact the Company's revenue from reciprocal compensation since the rates under most interconnection agreements are subject to change based on such rulings. The Company cannot predict the outcome of these rulings. In addition, legislation has been introduced in Congress which would prohibit payment of reciprocal compensation for Internet-bound traffic. Accordingly, there is no assurance that the Company will be able to compensate for the reduction in reciprocal compensation with increased volume of terminating local traffic.

     The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. As of September 30, 2000, the Company operated networks in 22 metropolitan areas that spanned 9,457 route miles, contained 363,644 fiber miles, and offered service to 7,228 on-net and off-net buildings.

     The Company plans to continue expanding its revenue base by fully utilizing available network capacity in its existing markets, by adding networks in new markets, and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium and large-sized business customers. The Company intends to expand its product offerings on a continuous basis to

                            TIME WARNER TELECOM INC.

achieve a diverse revenue base. As part of that process, the Company is targeting the expansion of data and Internet products that can be offered on the Company's existing network.

     Operating expenses consist of costs directly related to the operation and maintenance of the networks and the ordering and provisioning of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the incumbent local exchange carriers, other competitors, and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth. The fact that a significant portion of the Company's traffic rides on its own fiber infrastructure enhances the Company's ability to control its costs.

     Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. These expenses include costs related to sales and marketing, information technology, billing, regulatory, and legal costs. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to increase as the Company's revenue growth continues, but generally at a slower rate than revenue growth.

     In the normal course of business, the Company engages in various transactions with Time Warner Cable, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with Time Warner Cable with respect to certain of these transactions. The Company's selling, general, and administrative expenses include charges allocated from Time Warner Cable for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of the costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use the majority of its fiber optic cable facilities from Time Warner Cable through prepaid right-to-use agreements and reimburses Time Warner Cable for facility maintenance and pole rental costs. The maintenance and pole rental costs are included in the Company's operating expenses.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenue. Revenue increased $49.8 million, or 70%, to $121.2 million for the three months ended September 30, 2000, from $71.3 million for the comparable period in 1999. Exclusive of the effects of acquisitions, revenue increased $48.4 million, or 72% to $115.8 million, from $67.4 million for the comparable period in 1999. Revenue from the provision of dedicated transport services increased $30.5 million, or 75%, to $71.1 million for the three months ended September 30, 2000, from $40.7 million for the comparable period in 1999. Switched service revenue increased $19.4 million, or 63%, to $50.0 million for the three months ended September 30, 2000, from $30.6 million for the comparable period in 1999. Exclusive of the effects of acquisitions, dedicated transport service and switched service revenue increased 74% and 69%, respectively. The increase in revenue from dedicated transport services primarily reflects a 27% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 63% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation represented 6% and 7% of total revenue for the three months ended September 30, 2000 and 1999, respectively. At September 30, 2000 the Company offered dedicated transport services in 22 metropolitan areas, all of which also offered switched services. At September 30, 1999, the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

     Operating Expenses. Operating expenses increased $17.8 million, or 58%, to $48.3 million for the three months ended September 30, 2000, from $30.5 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 56%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and

                            TIME WARNER TELECOM INC.

interconnection, and higher headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 40% for the three months ended September 30, 2000 from 43% for the comparable period in 1999.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $14.4 million, or 48%, to $44.5 million for the three months ended September 30, 2000, from $30.1 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 49%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense, and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenue, selling, general, and administrative expenses decreased to 36% for the three months ended September 30, 2000 from 42% for the comparable period in 1999.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.7 million, or 24%, to $24.0 million for the three months ended September 30, 2000, from $19.3 million for the comparable period in 1999. Exclusive of the effects of acquisitions, this expense increased 26%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

     EBITDA. EBITDA for the three months ended September 30, 2000 increased $17.7 million to $28.4 million, from $10.7 million in 1999. The increase was $18.4 million, exclusive of the effects of acquisitions. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans payable from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to the Senior Notes was $10.0 million for the three months ended September 30, 2000 and 1999, respectively.

     Net Income. Earnings changed $6.8 million to a loss of $2.3 million for the three months ended September 30, 2000, from a net loss of $9.1 million for the comparable period in 1999. The earnings change is primarily due to the improvement in EBITDA, partially offset by an increase in net interest expense, and a decrease in income tax benefit.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenue. Revenue increased $175.8 million, or 99%, to $353.1 million for the nine months ended September 30, 2000, from $177.3 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2000, revenue increased $139.3 million, or 81% to $311.3 million, from $172.0 million for the comparable period in 1999. Revenue from the provision of dedicated transport services increased $78.0 million, or 74%, to $183.8 million for the nine months ended September 30, 2000, from $105.7 million for the comparable period in 1999. Switched service revenue increased $97.8 million, or 137%, to $169.3 million for the nine months ended September 30, 2000, from $71.6 million for the comparable period in 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million of non-recurring reciprocal compensation for the nine months ended September 30, 2000, dedicated transport service and switched service revenue increased 68% and 100%, respectively. The increase in revenue from dedicated transport services primarily reflects a 30% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 73% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation represented 6% and 7% of total revenue for the nine months ended September 30, 2000 and 1999, respectively, excluding the effects of the recognition of $27.3 million of

                            TIME WARNER TELECOM INC.

non-recurring reciprocal compensation during the nine months ended September 30, 2000. At September 30, 2000 the Company offered dedicated transport services in 22 metropolitan areas, all of which also offered switched services. At September 30, 1999, the Company offered dedicated transport services in 19 consolidated metropolitan areas, 16 of which also offered switched services.

     Operating Expenses. Operating expenses increased $48.9 million, or 60%, to $130.8 million for the nine months ended September 30, 2000, from $81.9 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 52%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher local exchange carrier charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 37% for the nine months ended September 30, 2000 from 46% for the comparable period in 1999.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $42.2 million, or 52%, to $122.7 million for the nine months ended September 30, 2000, from $80.5 million for the comparable period in 1999. Exclusive of the effects of acquisitions, these expenses increased 51%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense, and an increase in the provision for doubtful accounts related to the increase in revenue. Included in selling, general, and administrative expenses is approximately $1.0 million in costs related to a Form S-1 filing with the Securities and Exchange Commission to facilitate the sale of shares by a Class B Stockholder. The Company was required to bear these costs under the terms of the Stockholders' Agreement with the Class B Stockholders. As a percentage of revenue, selling, general, and administrative expenses decreased to 35% for the nine months ended September 30, 2000 from 46% for the comparable period in 1999.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $18.5 million, or 37%, to $68.8 million for the nine months ended September 30, 2000, from $50.3 million for the comparable period in 1999. Exclusive of the effects of acquisitions, this expense increased 35%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

     EBITDA. EBITDA for the nine months ended September 30, 2000 increased $84.7 million to $99.6 million, from $14.8 million in 1999. The increase was $58.1 million, exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million of non-recurring reciprocal compensation for the nine months ended September 30, 2000. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

     Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans payable from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to the Senior Notes was $30.1 million for the nine months ended September 30, 2000 and interest expense relating to the Senior Notes and subordinated loans payable aggregated $35.1 million for the nine months ended September 30, 1999. The decrease of $5.0 million is primarily due to the lower weighted average debt balance during the nine months ended September 30, 2000.

     Net Income. Earnings changed $91.5 million to $4.6 million for the nine months ended September 30, 2000, from a net loss of $86.9 million for the comparable period in 1999. The earnings change is primarily due to the improvement in EBITDA, a decrease in interest expense and a decrease in income tax expense.

                            TIME WARNER TELECOM INC.

Liquidity and Capital Resources

     Operations. The Company's cash provided by operating activities was $71.2 million for the nine months ended September 30, 2000, as compared to cash used in operating activities of $13.2 million for the comparable period in 1999. This increase in cash provided by operating activities of $84.4 million principally resulted from an increase in EBITDA of $84.7 million. As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative EBITDA and operating losses from a network until an adequate customer base and revenue stream for the network have been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA for at least two and a half years after operations commence in each market. Although overall the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

     Investing. Cash used in investing activities was $87.8 million for the nine months ended September 30, 2000, as compared to cash used by investing activities of $124.8 million for the comparable period in 1999. During both the nine months ended September 30, 2000 and 1999, proceeds from the maturities of marketable securities were primarily used to fund capital expenditures. During the nine months ended September 30, 2000, capital expenditures were also funded through cash flows from operating activities.

     During the nine months ended September 30, 2000, capital expenditures were $213.2 million, an increase of $74.9 million from the comparable period in 1999. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 585 route miles of fiber since December 31, 1999. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $350 million in 2000 to fund its capital expenditures. This target spending includes requirements for current operating markets and the Company's expansion plans.

     The facilities-based telecommunications business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for:

     . the purchase and installation of switches, electronics, fiber, and other technologies in existing networks and in additional networks to be constructed in new service areas;

     . the acquisition and expansion of networks currently owned and operated by other companies, including the GST networks; and

     . the evolution of the network to support new products, services, and technologies.

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

                            TIME WARNER TELECOM INC.

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

     The development and expansion of the Company's existing and future networks and services and the acquisition of the GST assets will require significant capital investment. The Company expects that its future cash requirements will principally be for funding growth and capital expenditure, the purchase of network assets, and to finance the cost of the GST acquisition. In light of these future cash requirements, the Company has obtained commitments from various financial institutions to obtain approximately $1.2 billion of new financing in the form of term loan borrowings and a bridge loan facility. Under a commitment letter with The Chase Manhattan Bank ("Chase") and Morgan Stanley Senior Funding ("Morgan Stanley") dated September 11, 2000, the Company expects to replace its existing $475 million senior secured revolving credit facility with a new $1 billion amended and restated facility. Chase and Morgan Stanley's commitments to provide the amended and restated facility are subject to various conditions. The amended and restated facility will provide up to $525 million of senior secured term loan financing, a substantial portion of which the Company expects to use for the purchase of the GST assets, and a $475 million senior secured revolving credit facility. As with the Company's existing credit facility, borrowings under the amended and restated facility will be secured by the Company's interest in all of its subsidiaries and substantially all of the assets of the Company's subsidiaries, including the assets to be acquired from GST, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. As with the Company's existing credit facility, the amended and restated facility will require the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the amended and restated facility will be subject to various covenants that limit the Company's ability to:

     .    borrow and incur liens on its property;

     .    pay dividends or make other distributions; and

     .    make capital expenditures.

     As with the Company's existing credit facility, the amended and restated facility will also contain financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, a consolidated debt service coverage ratio, and a consolidated debt default, including cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the amended and restated facility if the Company has defaulted under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes.

     The Company also entered into a commitment letter with Chase, Morgan Stanley, and Lehman Commercial Paper Inc. for a $700 million senior unsecured bridge loan facility. The Company expects to borrow the entire $700 million on the closing date of the GST asset acquisition. The commitments of the bridge lenders to provide the bridge facility are subject to various conditions.

                            TIME WARNER TELECOM INC.

     Any notes issued under the proposed bridge facility will be repayable one year from the date of the issuance under the bridge facility and will bear interest quarterly at the London Interbank Offered Rate plus a specified margin that increases over time. The specified margin may be increased if the Company's credit rating deteriorates. The Company will have the ability to repay the bridge facility at any time prior to the maturity date upon 10 days' written notice. In addition, the bridge notes must be repaid with the proceeds of any debt or equity financings, as well as certain other events, that occur prior to the maturity date. The Company also expects to pay customary commitment and other fees in connection with the bridge facility.

     In the event that the Company is not able to repay the bridge notes within one year, it will be obligated to issue new notes in exchange for the bridge notes. Any such exchange notes would have the same principal amount as the bridge notes and mature 10 years from the date of issuance. In addition, the Company would be required to pay customary fees under the bridge notes upon issuance of any exchange notes. Interest on the exchange notes would be payable quarterly at a specified interest rate.

     The Company expects that its cash, cash equivalents, and marketable debt securities at September 30, 2000, borrowings under its existing and proposed revolving credit facilities, the above-described proposed bridge facility, and internally generated funds will provide sufficient funds for the Company to meet its expected capital and liquidity needs, to expand its business as currently planned and pay interest on outstanding indebtedness. If the Company's plans or assumptions change or prove to be inaccurate, or if the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations or become unavailable, or if the Company consummates other acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenue and costs are dependent upon factors that are not within the Company's control, for example, regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations could affect the level of the Company's future capital expenditures and expansion plans. Sources of additional financing, if needed or deemed appropriate, may include public or private debt or equity financings by the Company or its subsidiaries or other financing arrangements.

     Financing. Net cash provided by financing activities for the nine months ended September 30, 2000 was $84,000 and was primarily due to the net proceeds from both the issuance of common stock upon exercise of stock options and the issuance of common stock in connection with the employee stock purchase plan, partially offset by deferred debt issue costs related to the Revolver.

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

Part II

Other Information

Item 1. Legal Proceedings

Southwestern Bell Telephone Company v. Public Utility Commission of Texas et al.

     The Company filed a complaint with the Texas Public Utility Commission ("PUC") in October 1997 as a result of Southwestern Bell Telephone's ("SWBT") refusal to pay the Company reciprocal compensation under the Interconnection Agreement between the parties for calls terminated to the Company's Internet service provider ("ISP") customers in Texas based on SWBT's contention that such traffic was not "local". The PUC ruled that calls to ISPs are local and required SWBT to compensate the Company for those calls under the Interconnection Agreement. SWBT then sought to enjoin and stay the PUC's order in Federal District Court for the Western District of Texas and sought a declaration that calls to ISPs are not local. On April 16, 1998, the District Court denied all relief sought by SWBT, and SWBT appealed that decision to the Fifth Circuit Court of Appeals. Following the PUC's order, SWBT began to make reciprocal compensation payments for ISP traffic under the Interconnection Agreement.

     On March 30, 2000, the Fifth Circuit Court of Appeals affirmed the decision of the PUC that modem calls within a local calling area to Internet service providers are "local" calls within the meaning of the Interconnection Agreement between the parties and therefore subject to reciprocal compensation under that agreement. The Fifth Circuit also denied Southwestern Bell's petition for rehearing and the time period for Southwestern Bell to file a petition for certiori seeking review of the decision by the Supreme Court has expired. Therefore, the Company will be entitled to retain the amounts received from SWBT between April 1997 and September 1999 in respect of ISP traffic except for the amounts to be refunded pursuant to the arbitration award described below.

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

          (b)  Reports on Form 8-K

               (i) 8-K dated September 11, 2000 reporting the execution of an Asset Purchase Agreement to acquire substantially all of the assets of GST Telecommunications, Inc. ("GST").

               (ii) 8-K/A dated November 8, 2000 amending the Form 8-K dated
                    September 11, 2000 and filed September 18, 2000 reporting the Asset Purchase Agreement to acquire substantially all of the assets of GST and commitment letters with The Chase Manhattan Bank ("Chase") and Morgan Stanley Senior Funding ("Morgan Stanley") to amend and restate the Company's existing revolving credit agreement and with Morgan Stanley, Lehman Commercial Paper and Chase for a $700 million bridge loan facility, together with financial statements of GST and pro forma financial statements of the Company giving effect to the acquisition of substantially all of the assets of GST.

                            TIME WARNER TELECOM INC.

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
------                       ----------------------

     2.1 -- Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner
             Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time Warner Telecom ("TWT") LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. *

     2.2  -- Merger Agreement among the Company, TWT LLC, and TWT Inc. (filed as
             Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *

     2.3 -- Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *

     3.1  -- Restated Certificate of Incorporation of the Company (filed as
             Exhibit 2.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *

     3.2 -- Restated By-Laws of the Company (filed as Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *

     4.1 -- Stockholders' Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *

     4.2 -- Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998). *

    10.1 -- Credit Agreement among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the several lenders from time to time parties hereto, The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., as Documentation Agent (filed as Exhibit 10.1 to Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2000). *

    10.2  -- Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit
             4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-48084). *

    10.3 -- Time Warner Telecom Inc. Independent Director Compensation Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-48098). *

      27  -- Financial Data Schedule

*    Incorporated by reference.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIME WARNER TELECOM INC.

Date:  November 14, 2000       By:  /s/ Jill R. Stuart
                                    ------------------------------------------
                                    Jill R. Stuart
                                    Vice President, Accounting and Finance and
                                    Chief Accounting Officer