Form 10-Q/A
period 2000-09-30
TIME WARNER TELECOM INC
filed 2000-11-16
CIK 1057758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

       Time Warner Telecom Inc. Class A common stock -- 33,487,398 shares Time Warner Telecom Inc. Class B common stock -- 72,226,500 shares

The undersigned registrant hereby amends its Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000, for the quarter ended September 30, 2000, pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934. The number of Time Warner Telecom Inc. Class A common stock outstanding as of October 31, 2000, reported on the facing page, is 33,487,398.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIME WARNER TELECOM INC.

Date:  November 16, 2000       By:  /s/ Jill R. Stuart
                                    ------------------------------------------
                                    Jill R. Stuart
                                    Vice President, Accounting and Finance and
                                    Chief Accounting Officer