Form 10-K
period 2000-12-31
TIME WARNER TELECOM INC
filed 2001-03-28
CIK 1057758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                        Commission file number 0-30218

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2.7 billion, based on the closing price of the Company's Class A common stock on the Nasdaq National Market on February 28, 2001 of $64 11/16 per share.

   The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of February 28, 2001 was:

       Time Warner Telecom Inc. Class A common stock--41,815,319 shares Time Warner Telecom Inc. Class B common stock--72,226,500 shares

                     Documents Incorporated by Reference:

   The information called for by Part III is incorporated by reference to specified portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   This document contains certain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the expected financial position, business, and financing plans. These forward-looking statements are based on management's current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond the Company's control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

   The words "believe," "expect," "plans," "intends," and "anticipate," and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under "Risk Factors" in Item 1 and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                             TELEPHONY DEFINITIONS

   In order to assist the reader in understanding certain terms relating to the telephony business that are used and explained in this report, a glossary is included following Part III.

                                    PART I

Item 1. Business

Overview

   Time Warner Telecom Inc. (the "Company") is a leading fiber facilities-based integrated communications provider offering local business "last mile" broadband connections for data, high-speed Internet access, local voice, and long distance services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies, and governmental entities. As of December 31, 2000, the Company operated networks in 24 metropolitan markets in the United States. On January 10, 2001, the Company substantially expanded its geographic coverage by acquiring substantially all of the assets of GST Telecommunications, Inc. ("GST") out of bankruptcy. As a result of this acquisition, the Company added 15 markets in the western United States. The Company expects to activate networks currently under construction in five additional markets by the end of 2001. As of December 31, 2000, the Company's networks covered 9,799 route miles, contained 366,990 fiber miles, and offered service to 7,797 on-net and off-net buildings. The acquisition of the GST assets added to the Company's network 4,210 route miles, 227,674 fiber miles, and service to 345 on-net buildings.

   The Company's principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and the telephone number is (303) 566-1000.

   Time Warner Cable began the Company's business in 1993. During the last few years, the Company's business has changed substantially with an exclusive focus on business customers and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

   On July 14, 1998, the Company was reorganized into a limited liability company and on July 21, 1998 the Company conducted an offering of $400 million principal amount of 9 3/4% Senior Notes due July 2008. In the transaction, referred to as the "Reorganization," Time Warner Inc. (now wholly owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now AT&T Corp.), and Advance/Newhouse Partnership (collectively, the "Class B Stockholders"), either directly or through subsidiaries, became the owners of all the limited liability company interests in Time Warner Telecom LLC ("TWT LLC").

   On May 10, 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. This transaction is referred to as the "Reconstitution." The outstanding limited liability company interests were converted into common stock of the newly formed corporation, Time Warner Telecom Inc.

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering ("IPO") of 20,700,000 shares of Class A common stock at a price of $14 per share.

Business Strategy

   The Company's primary objective is to be a leading provider, to medium- and large-sized businesses, of superior telecommunications services through advanced networks in its existing and future service areas. The key elements of the Company's business strategy include the following:

   Leverage Existing Fiber Optic Networks. The Company has designed and built local and regional fiber networks to serve geographic locations where management believes there are large numbers of potential customers. As of December 31, 2000, the Company operated networks that spanned over 9,799 route miles and contained over 366,990 fiber miles. In addition, during 1999, the Company deployed a fully managed, fiber-based nationwide Internet protocol ("IP") infrastructure to ensure that its Internet products provide the capacity and high quality level of service increasingly demanded by its customers. The Company's IP backbone includes long haul circuits leased from other carriers. Management believes that the Company's extensive fiber network capacity allows it to:

  . increase orders substantially from new and existing customers while realizing higher gross margins than non-fiber facilities based carriers;

  . emphasize its fiber facilities-based services rather than resale of network capacity of other providers and extend its services both locally and regionally; and

  . provide better customer service because the Company can exert greater control over its services than its competitors that depend on off-net facilities.

   The Company continues to extend its network in its present markets in order to reach additional commercial buildings directly with its fiber facilities. In addition, the Company has deployed new technologies such as dense wave division multiplexing ("DWDM") to provide additional bandwidth and higher speed without the need to add additional fiber capacity.

   Enter New Geographic Areas. The Company's strategy is to target metropolitan areas possessing demographic, economic and telecommunications demand profiles that it believes provide it with the potential to generate an attractive economic return. As of December 31, 2000, the Company operated networks in a total of 24 metropolitan areas. The acquisition of the GST assets accelerated the Company's geographic expansion by adding to its network 15 markets in the western United States. The Company expects to activate networks in five additional markets by the end of 2001 and continuously evaluates other expansion opportunities.

   Expand Switched Services. The Company provided a broad range of switched services in all of its 24 service areas as of December 31, 2000. For 2000, revenue from switched services grew by 92% as compared to 1999. The Company utilizes high-capacity digital 5ESS switches manufactured by Lucent Technologies Inc. However, as new technologies arise that enable the switching of voice calls over an IP and local area network infrastructure, the Company is integrating this "softswitch" technology into its infrastructure. The Company selected Sonus Networks as the initial supplier of this technology and has begun deployment to serve a variety of applications including primary rate interface services and voice over IP. In January 2001, the Company announced an agreement with Unisphere Networks as another supplier to supply the Company with IP-based voice switching equipment.

   Expand Data Services. Data services are becoming increasingly more important to the Company's target end-user and carrier customer base. In particular, the Company believes that the demand for high-speed, high quality local area network and wide area network connectivity will continue to grow over the near term. This demand will grow in support of specific applications such as virtual private networks, website hosting, e-commerce, Intranet, and Internet access. The Company will continue to deliver high-speed traditional transport services (e.g., DS1, DS3, and OC-n) through its fiber optic networks, but will also focus on the delivery of next generation data networking and converged network services, which means voice and data applications delivered over a common network infrastructure. The Company anticipates that the converged network will be capable of providing applications such as virtual private networking, hosted web and e-mail services, and new applications such as unified messaging. The Company believes that key to the evolution of the converged network is delivery of management services along with the network service so that the medium and small business customers in the multi-tenant buildings the Company serves can rely on it to manage the network 24 hours-a-day, 7 days-a-week.

   Target Business Customers. The Company operates networks in metropolitan areas that have high concentrations of medium- and large-sized businesses. These businesses tend to be telecommunications-intensive and are more likely to seek the greater reliability provided by an advanced network such as the Company's. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company continually expands its direct sales force to focus on such business customers while it develops managed service offerings to meet the voice, data, and Internet needs of those customers. In addition, in order to achieve further economies of scale and network utilization, the Company is targeting smaller business customers in buildings the Company already serves where it can offer a package of network services that may not otherwise be available to those customers.

   Interconnect Service Areas. The Company groups the service areas in which it operates into geographic clusters across the United States. The Company is in the process of interconnecting certain of its existing service areas within regional clusters with owned or licensed fiber optic facilities. The interconnection of service areas is expected to increase the Company's revenue potential and increase margins by addressing customers' regional long distance, voice, data, and video requirements. The Company began interconnecting its service areas in 1998. The GST asset acquisition includes regional fiber networks in the western United States. The Company may sell or swap for other fiber or conduit some of the fiber or conduit in those networks that are not needed for operations.

   Utilize Strategic Relationships with Time Warner Cable. The Company has benefited from and continues to leverage its relationships with Time Warner Cable, one of the largest multiple system cable operators in the U.S., by licensing and sharing the cost of fiber optic facilities. This licensing arrangement allows the Company to benefit from Time Warner Cable's access to rights-of-way, easements, poles, ducts, and conduits. See "Capacity License Agreements with Time Warner Cable." By leveraging its existing relationship with Time Warner Cable, the Company believes that it can benefit from existing regulatory approvals and licenses, derive economies of scale in network costs, and extend its existing networks in a rapid, efficient, and cost-effective manner. Furthermore, management believes that the strong awareness and positive recognition of the "Time Warner" brand name contributes to its marketing programs and sales efforts by distinguishing it from its competitors.

   Continue Disciplined Expenditure Program. The Company increases operational efficiencies by pursuing a disciplined approach to capital expenditures. This capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return.

Services

   The Company currently provides its customers with a wide range of telecommunications services, including dedicated transmission, local switched, long distance, data and video transmission services, and high-speed dedicated Internet access services. The Company's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data, and video transmissions from point to point in multiple configurations. Switched voice services offered by the Company use high-capacity digital switches to route voice transmissions anywhere on the public switched telephone network. In offering its dedicated transmission and switched services, the Company also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services. Data services provided by the Company allow customers to create their own internal computer networks and access external computer networks and the Internet. The Company provides advanced video transport services such as point-to-point, broadcast-quality video to major television networks as well as to advertising agencies and other customers. Internet services provided by the Company include dedicated Internet access, website and e-mail hosting, transport, and e-commerce services for business customers and local Internet service providers.

 Dedicated Transport Services

   The Company currently provides a complete range of dedicated transport services with transmission speeds from 1.544 megabits per second to 2.488 gigabits per second to its long distance carrier and end-user customers. All products and services can be used for voice, data, image, and video transmission.

   The Company offers the following dedicated transport links:

  . POP-to-POP Special Access. Telecommunications lines linking the points of presence, or POPs, of one long distance carrier or the points of presence of different long distance carriers in a market, allowing the points of presence to exchange transmissions for transport to their final destinations.

  . End-User/Long Distance Carrier Special Access. Telecommunications lines between an end-user, such as a large business, and the local points of presence of its selected long distance carrier.

  . Private Line. Telecommunications lines connecting various locations of a customer's operations, suitable for transmitting voice and data traffic internally.

  . Transport Arrangement Service. Provides dedicated transport between local exchange carrier ("LEC") central offices and customer designated points of presence of a long distance carrier for transport of LEC-provided switched access or LEC-provided special access. This point-to-point service is available at DS1 or DS3 interfaces at both ends. DS1 and DS3 interfaces are standard North American telecommunications industry digital signal formats that are distinguishable by the number of binary digits transmitted per second, or bit rate. DS1 has a bit rate of 1.544 megabits per second and DS3 has a bit rate of 44.736 megabits per second.

   The Company provides the following services that use high-capacity digital circuits to carry voice, data, and video transmissions from point to point in flexible configurations involving different standardized transmission speeds and circuit capacities:

  . broadcast video TV-1, which is the dedicated transport of broadcast quality video signals;

  . STS-1, which is the full duplex transmission of digital data on synchronous optical network ("SONET") standards and eliminates the need to maintain and pay for multiple dedicated lines; and

  . private network transport service, which is a private, dedicated premium quality service over fully redundant, diverse routed SONET rings with bandwidth that is always available.

   The transmission speeds and circuit capacities used for these services include DS1, DS3, and OC-n.

 Switched Services

   The Company's switched services provide business customers with local calling capabilities and connections to their long distance carriers. The Company owns, houses, manages, and maintains the switches used to provide the services. The Company's switched services include the following:

  . Business Access Line Service. This service provides voice and data customers quality analog voice grade telephone lines for use at any time. Business access line service provides customers with flexibility in network configurations because lines can be added, deleted, and moved as needed.

  . Access Trunks. Access trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange customers, which are customers that own and operate a switch on their own premises. Private branch exchange customers use these trunks to provide access to the local, regional, and long distance telephone networks. Private branch exchange customers may use either the Company's telephone numbers or their incumbent local exchange carrier ("ILEC")- assigned telephone numbers. Customer access to the Company's local exchange services is accomplished by a DS1 digital connection or DS0 analog trunks between the customer's private branch exchange port and the Company's switching centers.

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

  . Switched Access Service. The connection between a long distance carrier's POP and an end-user's premises that is provided through the switching facilities of a LEC are referred to as switched access services. These services provide long distance carriers with a switched connection to their customers for the origination and termination of long distance telephone calls.

  . Other Services. Other services offered by the Company include telephone numbers, listings, customized calling features, voice messaging, hunting, blocking services and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or ISDN.

 Data Transmission Services

   The Company offers its customers a broad array of data transmission services that enable customers to create their own internal computer networks and access external computer networks and the Internet. Its transparent local area network inter-networking data service is used to connect workstations and personal computer users at two or more locations. Transparent local area network services avoid the bottleneck problems that are frequently encountered with customary DS1 connections by providing the customer with a circuit that matches the transmission speeds of its local area network. The Company's transparent local area network service provides dedicated circuits, guaranteed transmission capacity, and guaranteed bandwidth for virtually all metropolitan area network applications. Users can share files and databases as if they are all working on the same server, or within the same metropolitan area network.

   As companies and communications become more sophisticated, there is an increased need for customer access to superior traffic management of sensitive data, video, and voice transmission within a single metropolitan area, or between various company operations. The Company's switched data services offer sophisticated switching technology and provide high standards in reliability and flexibility while enabling users to reduce the costs associated with interconnecting architecturally diverse information systems. The Company's data service offerings support evolving high-speed applications, such as multimedia, desktop video conferencing, and medical imaging. The Company offers native speed connections to end-users as well as interexchange data carriers. The Company's services allow users to interconnect both high-speed and low-speed transparent local area network environments and to benefit from flexible billing, as well as detailed usage reports.

   In 2000, the Company extended its current base of transparent local area network services operating at 10 and 100 megabits per second to include gigabit ethernet that operates at 1000 megabits per second, or 1 gigabit per second. This extended bandwidth capacity will allow customers to connect at very high speeds to the Internet, to the application service provider of choice, or to other customer locations.

 Internet Services

   The Company has deployed a fiber-based IP backbone connecting the Company's hub cities, including 21 asynchronous transfer mode data switches through which it provides dedicated Internet connectivity. This deployment was accomplished in part through the acquisition of Internet Connect, Inc., a regional ISP that became a wholly owned subsidiary of the Company in April 1999. Although data and Internet revenue represented only 7% of total 2000 revenue, the Company expects an increasing portion of its future total revenue to be contributed by these services.

 Long Distance Services

   The Company began to offer basic long distance services in 1998, including toll free, calling card, and international calling. The Company offers these services primarily to enhance its ability to offer a complete package of services to customers, rather than as core services. The target customers are medium- and small-sized business customers. Generally, large businesses tend to obtain their long distance needs directly from the major long distance carriers. The Company offers long distance services in a bundled product because it believes medium- and small-size businesses may prefer to obtain their long distance, local and Internet services from a single provider instead of working with multiple carriers.

 Limitation on Residential and Content Services

   The Company's Restated Certificate of Incorporation prohibits the Company from (i) engaging in the business of providing, offering, packaging, marketing, promoting or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004, or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors, but a similar restriction in the fiber license agreements with Time Warner Cable continues until 2028. See "Capacity License Agreements with Time Warner Cable". Although management does not believe that these restrictions will materially affect the Company's business and operations in the immediate future, the Company cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

 Telecommunications Networks and Facilities

   Overview. The Company uses advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data, and video telecommunications. The Company's basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET and DWDM equipment deployed in fully redundant, self-healing rings. These SONET rings give the Company the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a fiber cut. The Company's networks are designed for remote automated provisioning, which allows it to meet customers' real time service needs. The Company extends SONET rings or point-to-point links from rings to each customer's premises over its own fiber optic cable and unbundled facilities obtained from ILECs. The Company also installs diverse building entry points where a customer's security needs require such redundancy. The Company then places necessary customer-dedicated or shared electronic equipment at a location near or in the customer's premises to terminate the link.

   The Company serves its customers from one or more central offices or hubs strategically positioned throughout its networks. The central offices house the transmission and switching equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. The Company continuously monitors system components from its network operations center and proactively focuses on avoiding problems rather than merely reacting to trouble.

   The Company adds switched, dedicated, and data services to its basic fiber optic transmission platform by installing sophisticated digital electronics at its central offices and nodes and at customer locations. The Company's advanced 5ESS digital telephone switches from Lucent and Nortel Networks DMS-500 switches are connected to multiple ILECs and long distance carrier switches to provide the Company's customers access to telephones in the local market as well as the public switched telephone network. Similarly, in certain markets, the Company provides asynchronous transfer mode switched and local area network multiplexers at its customers' premises and in its central offices to provide high-speed local area network interconnection services.

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

   Telecommunications Networks. The following chart sets forth information regarding each of the Company's telecommunications networks as of December 31, 2000, including overall market size of MSA switched and dedicated services revenue:

                                                         Switched     Total MSA
                                            Network      Services   Switch & Ded.
                                          Commercially Commercially     Rev.
Metropolitan Service Area                  Available   Available(1)  (000's)(2)
-------------------------                 ------------ ------------ -------------
Albany, New York (3).....................    Jul-95       Sep-99     $  267,380
Austin, Texas (3)........................    Sep-94       Apr-97        335,979
Binghamton, New York (3).................    Jan-95       Aug-00         72,726
Charlotte, North Carolina (3)............    Sep-94       Dec-97        464,254
Cincinnati, Ohio (3).....................    Jul-95       Nov-97        355,080
Columbus, Ohio (3).......................    Mar-91       Jul-97        305,953
Dallas, Texas............................    Sep-99       Sep-99        941,038
Dayton, Ohio (3).........................    Nov-00       Nov-00        173,666
Fayetteville, North Carolina (3).........    Apr-00       Apr-00         42,249
Greensboro, North Carolina (3)...........    Jan-96       Sep-99        295,136
Honolulu, Hawaii (3).....................    Jun-94       Jan-98        193,977
Houston, Texas (3).......................    Jan-96       Sep-97      1,062,643
Indianapolis, Indiana (3)................    Sep-87       Dec-97        311,261
Jersey City, New Jersey..................    Jul-99       Jul-99        140,162
Manhattan, New York (3)..................    Feb-96       Feb-98      2,396,091
Memphis, Tennessee (3)...................    May-95       May-97        222,876
Milwaukee, Wisconsin (3).................    Feb-96       Sep-97        330,056
Orange County, California................    Dec-00       Dec-00        654,629
Orlando, Florida (3).....................    Jul-95       Jul-97        741,266
Raleigh, North Carolina (3)..............    Oct-94       Sep-97        263,492
Rochester, New York (3)..................    Dec-94       Feb-95        315,849
San Antonio, Texas (3)...................    May-93       Nov-97        354,157
San Diego, California (3)................    Jun-95       Jul-97        556,694
Tampa, Florida (3).......................    Dec-97       Jan-98        863,010
                                                                     ----------
  Subtotal...............................                            11,659,624
                                                                     ----------
Under Construction (as of December 31,
 2000)
Chicago, Illinois........................       TBD          TBD      1,905,181
Columbia, South Carolina.................       TBD          TBD         89,167
Atlanta, Georgia.........................       TBD          TBD      1,003,189
Minneapolis, Minnesota...................       TBD          TBD        510,442
Denver, Colorado.........................       TBD          TBD        516,168
                                                                     ----------
  Subtotal...............................                             4,024,147
                                                                     ----------
    Time Warner Telecom Total Before
     Acquisition.........................                            15,683,771
                                                                     ----------

                                                         Switched     Total MSA
                                            Network      Services   Switch & Ded.
                                          Commercially Commercially     Rev.
Metropolitan Service Area                  Available   Available(1)  (000's)(2)
-------------------------                 ------------ ------------ -------------
Acquired Markets (4)
Albuquerque, New Mexico..................    Jan-96       Sep-97     $   123,479
Bakersfield, California..................    Nov-96       Mar-98         108,855
Boise, Idaho.............................    May-97       Mar-98          77,567
Fresno, California.......................    Nov-98       Mar-98         162,719
Houston, Texas...........................    Mar-98       Mar-98       1,062,643
Los Angeles, California (5)..............    Dec-96       Jul-97       3,121,749
Oakland, California (6)..................    Sep-97       Nov-97         588,183
Phoenix, Arizona.........................    Feb-94       Aug-97         581,185
Portland, Oregon.........................    Mar-98       Mar-98         392,329
Sacramento, California...................    Jul-99          --          307,330
San Francisco, California................    Sep-97       Mar-98         489,894
San Luis Obispo, California..............    Mar-98       Dec-97          48,530
Santa Barbara, California................    Jun-98       Jun-98          82,682
Seattle, Washington (7)..................    Dec-99       Jan-99         573,533
Spokane, Washington......................    Sep-96       Dec-97         102,589
Tucson, Arizona..........................    Sep-95       Sep-97         146,121
                                                                     -----------
  Acquired Total.........................                              7,969,388
                                                                     -----------
    Total Time Warner Telecom (8)........                            $21,935,887
                                                                     ===========

--------
(1) Date of "Switched Services Commercially Available" is the first date on which switched services were provided to a customer of the Company, or GST, as the case may be.

(2) Metropolitan statistical area business revenue data are modeled from Statistics of Communications Common Carrier 1999 Business Data.

(3) Metropolitan statistical areas in which the Company obtains or expects to obtain fiber capacity through licensing agreements with Time Warner Cable. See "Capacity License Agreements with Time Warner Cable."

(4) Markets added through the asset acquisition of GST as of January 10, 2001.

(5) Includes Los Angeles, Riverside, and Ventura.

(6) Includes Oakland and Stockton MSAs.

(7) Does not include 75 miles of conduit in Seattle.

(8) Total adjusted to include Houston and Orange County only once to reflect true MSA totals after both companies are combined.

   Western Regional Network. As part of the GST asset acquisition, the Company acquired a regional fiber-optic backbone network, extending from Seattle to San Diego, with most segments complete or expected to be completed during 2001. The capacity of the network varies along the route, ranging from 12 to 144 fibers and six to eight two-inch conduits. This regional network interconnects many of the Company's service areas in its Western Region and will be used to provide regional long-haul long distance, voice, data, and video transport services. The Company may sell or exchange fiber and conduit routes not needed for its operations for other fiber and conduit routes. As part of the GST transaction, the Company assumed certain agreements to provide long-term rights to dark fiber and conduit to third parties. Dark fiber consists of fiber strands contained within a fiber-optic cable that are not connected to electronic equipment. A lease of dark fiber rights typically has a term that approximates the economic life of a fiber-optic strand (generally 20 to 30 years). Purchasers and lessees of dark fiber rights usually install their own electrical and optical transmission equipment. A purchaser of conduit rights pulls its own fiber through the conduit, which may be either a spare conduit or one that already contains the Company's fiber. In general, payment for dark fiber and conduit rights is due at the time of delivery and acceptance of the fiber or conduit. The Company expects that the routes subject to these agreements will be completed in 2001 and that third party rights the Company agreed to grant under these agreements will be granted and paid for in 2001.

   Infrastructure Migration. The Company continually evaluates new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers and purchases equipment at the best available price. Several distinct changes are occurring within the industry that the Company may be able to take advantage of over the next 12 to 18 months. IP capabilities are proliferating throughout network components as is evidenced by the rapid development and deployment of packet telephony systems (e.g., media gateways and softswitches). In order to prepare to deliver the next generation voice and data services, the Company is using these new systems to augment legacy Class 5 circuit switched telephone systems such as Lucent's 5ESS and is deploying them in the Company's new markets in lieu of circuit switched systems. These switches will initially be used to provide primary rate interface service to terminate Internet access service for ISP customers. The Company plans to offer business voice services over this platform in 2001.

   Information Systems Infrastructure. The Company uses a centrally deployed series of client server platforms and relational database servers to provide cost effective computing support for its business functions. These services and products enable employees to support customers directly, manage the telephony infrastructure, and report and manage trouble resolution. The computing infrastructure strategy enables the Company to mix and match platforms to create the best compliment of computing engines to meet its specific business needs. This includes telephony ordering, provisioning, inventory, engineering, installation, billing, decision support, and customer care business functions. The strategy of buying "off the shelf" products and integrating them into the Company's existing information systems infrastructure versus utilizing several stand-alone applications supports a more responsive and flexible environment that better suits the needs of a nimble market competitor. The Company's information systems provide real time support of network operations and deliver data at the network, regional and corporate level, and can sort by customer and vendor. The systems selected or built utilize open system standards and architectures, thus allowing interoperability with third parties' systems. The Company's information technology teams have developed competencies in application integration using the latest in enterprise application products and strategies. The Company has implemented an enterprise resource system, which provides improved real-time management information for the Company's financial, procurement and human resource functions. The Company's information technology teams have supported the identification and implementation of new revenue assurance platforms and billing platform enhancements which improve revenue stream accuracy.

   Network Monitoring and Management. The Company provides a single point of contact for its customers and consolidates its systems support, expertise, and technical training for the telephony network at its network operations center in Greenwood Village, Colorado. With approximately 925 technicians and customer service representatives dedicated to providing superior customer service, the Company is able to quickly correct, and often anticipate, problems that may arise in its networks. The Company provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve its network reliability and performance targets. Network analysts monitor real-time alarm, status and performance information for network circuits, which allows them to react swiftly to repair network trouble. The acquisition of GST's assets provides the Company with a second telephony network operations center in Vancouver, Washington. In order to avoid interruption in the ongoing business being conducted with the GST assets, the Company will operate the former GST network operations center in parallel with its Greenwood Village network operations center to monitor the newly acquired local and intercity networks. The Company expects to integrate the two network operations centers within the next two to three years.

   The Company also maintains an Internet network operations center in Milwaukee, Wisconsin that handles all provisioning, call center, and surveillance functions for the Company's IP backbone and services, including Internet access and web hosting, provided over the Company's IP backbone.

   Network Development and Application Laboratory. The Company's network development and application laboratory is a comprehensive telecommunications technology, applications and services development laboratory, equipped with advanced systems and equipment, including those used by the Company in the operation of its local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with the Company's digital networks, for the purposes of:

  .verifying the technical and operational integrity of new equipment prior to installation in the networks;

  .developing new services and applications;

  .providing a realistic training environment for technicians, engineers and others; and

  .providing a network simulation environment to assist in fault isolation and recovery.

   Technologies currently under evaluation in the laboratory include DWDM equipment from new vendors, optical bandwidth management, IP telephony, including components used to service next generation softswitches, media gateway technologies, Signaling System 7 gateway systems, and related data applications.

   Billing Systems. The Company contracts with outside vendors for customer billing. The Company has licensed a system for switched services billing that it operates on its own equipment and has a service bureau arrangement with another vendor for dedicated transport service and interconnection billing. Since GST uses different billing systems than the Company, the Company plans to continue to bill former GST customers and new customers in former GST markets under the GST billing systems until all billing can be converted to the Company's system. This conversion is planned for late 2001, after the Company integrates all of the ordering systems. See "Risk Factors--We depend on third party vendors for information systems."

Capacity License Agreements with Time Warner Cable

   The Company currently licenses much of its fiber capacity from Time Warner Cable. Each of the Company's local operations where Time Warner Cable has a network is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable, providing the Company with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Time Warner Cable operation. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, the Company must pay certain maintenance fees and fees for splicing and similar services. The Company may request that Time Warner Cable construct and provide additional fiber-optic cable capacity to meet the Company's needs after July 1998. Time Warner Cable is not obligated to provide such fiber capacity and the Company is not obligated to take fiber capacity from Time Warner Cable. As the Company expands its operations to markets not served by Time Warner Cable, it will be required to obtain fiber capacity from other sources. If Time Warner Cable provides additional capacity, the Company must pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. The Company is responsible for all taxes and franchise or similar fees arising out of its use of the capacity, and a portion of other out-of-pocket expenses incurred by Time Warner Cable for the cable used to provide the capacity. The Company is permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If the Company violates the limitations on business activities of the Company contained in the Restated Certificate of Incorporation or the Capacity License Agreements, Time Warner Cable may terminate the Capacity License Agreements. Accordingly, the Capacity License Agreement restrictions will apply after the restrictions in the Restated Certificate of Incorporation have terminated. Although management does not believe that the restrictions in the Capacity License Agreements will materially affect the Company's business and operations in the immediate future, the Company cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

   The Capacity License Agreements do not restrict the Company from licensing fiber-optic capacity from parties other than Time Warner Cable. Although Time Warner Cable has agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, the Company cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to the Company. If the Capacity License Agreements are not renewed in 2028, the Company will have no further interest in the fiber capacity covered by those Agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the Agreements. The terms of such arrangements could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days' notice and payment of any outstanding fees regarding the terminated capacity. Time Warner Cable has the right to terminate a Capacity License Agreement upon 180 days' notice in the event of, among other things, certain governmental proceedings or third party challenges to Time Warner Cable's franchises or the Agreements. The Capacity License Agreements include substantial limitations on liability for service interruptions.

Customers and Sales and Marketing

   The Company's customers are principally telecommunications-intensive medium- and large-sized businesses, long distance carriers, Internet service providers, wireless communications companies, other local providers, and various governmental entities.

   The Company has substantial business relationships with a few large customers. For the twelve months ended December 31, 2000, the Company's top ten customers accounted for approximately 48% of its total revenue. The Company's largest customer for the twelve months ended December 31, 2000, WorldCom, Inc. and its affiliates, accounted for more than 10% of the Company's total revenue. However, a portion of that revenue results from traffic that is directed to the Company by customers that have selected that long distance carrier. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of revenue.

   The Company provides enhanced commissions to its sales force for executing service contracts that have terms of two years or greater. Currently, more than half of the Company's revenue from services subject to service agreements, is provided under agreements with a duration of three years or greater.

   The Company's marketing emphasizes its:

  . reliable, facilities-based networks;

  . flexibly priced, bundled products and services;

  . responsive customer service orientation; and

  . integrated operations, customer support, network monitoring, and management systems.

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

   With a direct sales force in each of its service areas along with regional and national sales support, the Company targets medium- and large-sized telecommunications-intensive businesses in the areas served by its networks. Compensation for the Company's sales representatives is based primarily on commissions that are tied to revenue from services installed. The Company's customers include financial services firms, health care, media, telecommunications services, high tech companies, and various governmental institutions. In addition, the Company markets its services through advertisements, trade journals, media relations, direct mail, and participation in trade conferences.

   The Company also targets long distance carriers, ISPs, large strategic business accounts, and wireless telephone companies through its national sales organization. The Company has master services agreements, which generally set forth technical standards, ordering processes, pricing methodologies and service grade requirements, but generally do not guarantee any specified level of business, with a significant number of the long distance carriers, including AT&T Corp., WorldCom, Inc., Sprint Corporation ("Sprint"), and Qwest Communications. By providing long distance carriers with a local connection to their customers, the Company enables them to avoid complete dependence on the ILECs for access to customers and to obtain a high quality and reliable local connection. The Company provides a variety of transport services and arrangements that allow long distance carriers to connect their own switches in both local areas, or intra-city, and in wide areas, or inter-city. Additionally, long distance carriers may purchase the Company's transport services that allow them to connect their switch to an ILEC switch and to end-user locations directly. The Company's advanced networks allow it to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards, and customer service.

Customer Service

   With approximately 925 expert technicians and customer service representatives at December 31, 2000, the Company provides its customers with continuous support and superior service. To serve its customers, account representatives are assigned to the Company's customers to act as effective liaisons with the Company. Technicians and other support personnel are available in each of the Company's service areas to react to any network failures or problems. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain the Company's network reliability and performance. See "Telecommunications Networks and Facilities--Network Monitoring and Management."

Competition

   The Company believes that the principal competitive factors affecting its business are, and will continue to be:

  . pricing;

  . the availability of proven support systems for the Company's back office systems, including provisioning and billing;

  . competition for skilled, experienced personnel;

  . regulatory decisions and policies that promote competition; and

  . ability to introduce new products and services.

   The Company believes that it competes favorably with other companies in the industry or is impacted favorably with respect to each of these factors. The technologies and systems which provide back office support for the competitive local exchange carrier ("CLEC") industry are nascent and may not keep pace with the growth of order volume, integration with other systems, and production of required information for systems managers. The best personnel in all areas of the Company's operations are in demand by the numerous participants in the highly specialized CLEC industry. While the Company's employee base is generally stable, it is anticipated that others in the industry will continue to demand high quality personnel and will thus drive pressure to maintain extremely competitive compensation and benefits packages in addition to an attractive work environment. Regulatory environments at both the state and federal level differ widely and have considerable influence on the Company's market and economic opportunities and resulting investment decisions. The Company believes it must continue monitoring regulatory developments and remain active in its participation in regulatory issues.

   Services substantially similar to those offered by the Company are also offered by the ILECs, which include Verizon Corporation, BellSouth Corporation, Qwest Communications, and SBC Communications, Inc. The Company believes that many ILECs may have competitive advantages over the Company such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type offered by the Company from service revenue in unrelated businesses. In addition, in most of the metropolitan areas in which the Company currently operates, at least one, and sometimes many other competitive access providers or CLECs offer substantially similar services at substantially similar prices to those of the Company.

   When several facilities-based carriers providing the same service in a given market, price competition is likely and can be severe. As a result, the Company has experienced price competition that is expected to continue. In each of its service areas, additional competitors could build facilities. If additional competitors build facilities in the Company's service areas, this price competition may increase significantly.

   The Company also faces competition from new entrants in the local services business who may also be better established and have greater financial resources. Other CLECs, competitive access providers, cable television companies, electric utilities, long distance carriers, microwave carriers, wireless telephone system operators and private networks built by large end-users currently do, and may in the future, offer services similar to those offered by the Company.

   The current trend of business combinations and alliances in the telecommunications industry, including mergers between subsidiaries of Bell operating companies, between Bell operating companies and other ILECs or CLECs, and between major long distance carriers and CLECs, may create significant new competitors for the Company and may result in competitors favoring the use of their subsidiaries and division for services provided by the Company. Several CLEC consolidations have been announced, including WorldCom, Inc.'s acquisition of Intermedia Communications and McLeod USA's acquisition of CapRock Communications.

   In addition, the Telecommunications Act of 1996 (the "1996 Act") allows the regional Bell operating companies and others, such as electric utilities, to enter the long distance market. Certain of the regional Bell operating companies have begun providing out-of-region long distance services. When a regional Bell operating company obtains authority to provide in-region interLATA services, it will be able to offer customers both local and long distance telephone services. Given the market power the regional Bell operating companies currently possess in the local exchange market, the ability to provide both local and long distance services is expected to make the regional Bell operating companies very strong competitors. To date, two Bell operating companies--Bell Atlantic (now Verizon Corporation) in New York, and Southwestern Bell Telephone Company in Texas, Kansas, and Oklahoma--have been granted authority under Section 271 to provide in-region interLATA service. However, Verizon Corporation has applied to the Federal Communications Commission ("FCC") for Section 271 Authority to provide interLATA service in Massachusetts, and Pacific Telephone Company has applied for that authority in California and it is expected that additional applications for Section 271 authority will be submitted to the FCC in the future.

   Additional competition will arise from ISPs as they begin to deliver advanced communications services, such as IP telephony, over their networks. Some of these internet service providers benefit from the very large scale of their backbones because of their or their affiliates' other businesses (e.g., Sprint owns its own backbone and benefits through its long haul assets). At this time, it has not yet been determined whether to subject IP telephony to the same regulatory requirements as are applicable to traditional telecommunications services, including, for example, the obligation to support universal service and the requirement to pay access charges to LECs.

   The Company believes that certain interexchange carriers are pursuing alternatives to their current practices with regard to obtaining local telecommunications services, including acquisition or construction of their own facilities. In addition, interexchange carriers may be able to provide local service by reselling the facilities or services of an ILEC, which may be more cost effective for an interexchange carrier than using the Company's services or another competitive access provider or CLEC.

   To the extent the Company interconnects with and uses ILEC networks to service its customers, the Company will be dependent upon the technology and capabilities of the ILECs to meet certain telecommunications needs of the Company's customers and to maintain its service standards. Although the 1996

Act imposes interconnection obligations on ILECs, there is no assurance that the Company will be able to obtain the interconnection it requires at rates, and on terms and conditions, that permit the Company to offer switched services at rates that are both competitive and profitable. In the event that the Company experiences difficulties in obtaining high quality, reliable, and reasonably priced service from the ILECs, the attractiveness of the Company's services to its customers could be impaired.

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

   Telecommunications Act of 1996. The 1996 Act is intended to increase competition in local telecommunications services by requiring ILECs to interconnect their networks with CLECs. The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. CLECs and ILECs are required to attempt to negotiate interconnection agreements for at least 135 days. During these negotiations, the parties may submit disputes to state regulators for mediation and, after the negotiation period has expired, the parties may submit outstanding disputes to state regulators for arbitration. The Company has executed interconnection agreements with the ILECs in each of the markets in which it offers switched services and has negotiated, or is negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to the Company's for intrastate intraLATA toll traffic and extended area services. A few of these agreements expired in 1999 or 2000, and the Company is in the process of negotiating new contracts. Typically, the expired agreements allow the Company to continue to exchange traffic with the other carrier pending execution of a new agreement. ILECs are seeking renegotiation of certain terms and conditions, including reciprocal compensation for ISP-bound traffic. The Company cannot predict the outcome of the negotiations, especially in light of pending legal and regulatory actions pertaining to reciprocal compensation, as described below.

   In August 1996, the FCC promulgated rules to govern interconnection, resale, unbundled network elements ("UNEs"), and the pricing of those facilities and services, as well as rules to govern, among other things, the dialing parity requirements of the 1996 Act. Certain ILECs and states challenged the authority of the FCC to issue these rules.

   On January 25, 1999, the Supreme Court upheld most of the FCC's rules with respect to interconnection, resale, and the dialing parity rule and confirming the FCC's jurisdiction to issue national pricing rules for interconnection, UNEs, and resale. However, the Supreme Court did not address the lawfulness of the specific pricing rules established by the FCC. In July 2000, the 8th Circuit Court of Appeals addressed the merits of the FCC's pricing rules and determined that the TELRIC standard is unlawful and vacated certain aspects of the rules. The Supreme Court has agreed to hear the case during the October 2001 term. Elimination of the Total Element Long Run Incremental Cost ("TELRIC") pricing standard could increase costs to the Company of interconnection and related services from ILECs.

   The 1996 Act provides a detailed list of items that are subject to interconnection negotiations, as well as a detailed set of duties for all affected carriers. All LECs, including the Company, have a duty to:

  . not unreasonably limit the resale of their services;

  . provide number portability if technically feasible;

  . provide dialing parity to competing telecommunications providers;

  . provide access to poles, ducts, and conduits; and

  . establish reciprocal compensation arrangements for the transport and termination of telecommunications.

   The Company has fully complied with these requirements.

   Pursuant to the requirements of the 1996 Act and the FCC's rules under the 1996 Act, the Company is required to compensate other LECs for termination of local exchange traffic originated by the Company. Conversely, the Company is entitled to receipt of compensation from other LECs when it terminates local exchange traffic originated by other LECs. This requirement is commonly referred to as reciprocal compensation. The Company, like other CLECs, receives reciprocal compensation from ILECs for local calls it terminates at the premises of ISPs. ILECs have attempted to persuade state commissions and the FCC that such traffic is interstate traffic rather than local traffic and that such traffic should not be subject to reciprocal compensation. To date, nearly every state commission which has considered the issue has concluded that local traffic terminated at ISP locations is local traffic and is subject to reciprocal compensation under state-approved interconnection agreements. However, on February 26, 1999, the FCC released a declaratory ruling in which it concluded that local traffic that terminates at an ISP location is largely interstate traffic and that the reciprocal compensation provisions of the 1996 Act do not apply to ISP-bound traffic. The FCC held, however, that states could nonetheless order the ILECs to pay reciprocal compensation for ISP-bound traffic pursuant to interconnection agreements or state law. The FCC then initiated a proceeding to establish rules governing the exchange of ISP-bound traffic (e.g., whether it should be left to the states, or whether a federal rate should be established to govern this traffic). On March 24, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC ruling on the basis that the FCC had not adequately explained its conclusion that such traffic was interstate or foreign. Presently, the FCC is reconsidering its jurisdictional determination in light of the Court of Appeals decision and is still considering whether to adopt a rule governing reciprocal compensation for Internet-bound traffic. Pending completion of that rulemaking, determinations of whether reciprocal compensation should be paid on traffic terminated at ISP locations will be made by state commissions and under the terms of approved interconnection agreements. ILECs have continued attempts to persuade the FCC and state commissions that local traffic delivered to ISPs should not be subject to reciprocal compensation. In addition, legislation has been introduced in Congress which would prohibit payment of reciprocal compensation on traffic routed to ISPs. The Company cannot predict the outcome of those proceedings. In some cases the Company's right to receive reciprocal compensation for traffic terminated to its ISP customers is contractually dependent on the outcome of the FCC rulemaking and pending state proceedings addressing reciprocal compensation for ISP traffic. In some cases, decisions by state commissions that reciprocal compensation is payable to the Company for ISP traffic are under appeal in federal courts. Exclusion of such traffic from reciprocal compensation requirements will reduce the revenue received by the Company for terminating traffic originated by ILECs.

   Federal Regulation. The 1996 Act obligates the FCC to establish mechanisms for ensuring that consumers, including low income consumers and those located in rural, insular, and high cost areas, have access to telecommunications and information services at rates reasonably comparable to those charged for similar services in urban areas. The 1996 Act also requires the FCC to establish funding mechanisms to make available access to telecommunications services, including advanced services, to schools, libraries, and rural health care centers. These requirements are generally referred to as the "universal service requirements" of the 1996 Act. Under applicable FCC rules, all telecommunications carriers, including the Company, must contribute to support universal service.

   In December 1998 and August 2000, the FCC established rules to govern the manner in which telecommunications carriers effectuate and verify selection by consumers of preferred providers of local exchange and interexchange services. The Company is subject to those rules and is required to comply with the specific verification requirements established by the FCC. Violation of those rules could subject the Company to sanctions imposed by the FCC.

   In its August 1999 Order on Access Reform, the FCC established a framework for the eventual deregulation of ILEC interstate access charges. Degrees of increased pricing flexibility and ultimate price deregulation are triggered by the extent of competitive development within MSAs. This will exert greater downward pressure on the Company's interstate access prices as the various conditions are met over the next few years. Some ILECs have recently applied for and received pricing flexibility under these rules for special access and transport services. In May 2000, the FCC ordered a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. In addition, the FCC increased the size of the federal universal service fund by $650 million.

   In a related access reform proceeding pending before the FCC, the FCC is considering imposing regulation on CLEC access charges to restrict prices to levels below an established "benchmark" price. Some parties have proposed benchmarks that are no higher than individual ILEC prices, while others have argued that the tariffed rates of the National Exchange Carrier Association ("NECA") are more representative of CLEC cost characteristics. The ILEC access reform decision, along with a regulated price cap at ILEC rate levels are resulting in reductions in the per-minute rates the Company receives for switched access service.

   Sprint is withholding payments from CLECs, including the Company, arguing that CLEC access rates should be no higher than individual ILEC rates. The Company does not believe that Sprint Corporation has a sustainable legal basis for its position and has filed a complaint against Sprint with the FCC. All legal briefs have been filed and the Company is awaiting a decision from the FCC Enforcement Bureau.

   State Regulation. The Company has acquired all state government authority needed to conduct its business as currently contemplated. Most state public service commissions require carriers that wish to provide local and other jurisdictionally intrastate common carrier services to be authorized to provide such services. The Company's operating subsidiaries and affiliates are authorized as common carriers in 24 states. These certifications cover the provision of switched services including local basic exchange service, point to point private line, competitive access services, and long distance services.

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

   In some of the metropolitan areas where the Company provides network services, the Company pays right-of-way or franchise fees based on a percent of gross revenue or other metrics such as access lines. However, municipalities that do not currently impose fees may seek to impose fees in the future, and following the expiration of existing franchises, fees may be increased. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. However, municipalities that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by the Company or another competitive access provider or CLEC. Moreover, there can be no assurance that ILECs with whom the Company competes will not be excluded from such local franchise fee requirements by previously-enacted legislation allowing them to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

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

Company Name

   The Company's use of the "Time Warner" name is subject to a license agreement with Time Warner Inc. The Company may change its name to "TW Telecom Inc." and the Company will no longer have the right to use the "Time Warner" name upon expiration of the initial term in July 2002 or any renewal term of such agreement. The Company is also required to discontinue use of the "Time Warner" name upon:

  .  Time Warner Inc. owning less than 30% of the Company's common stock;

  . Time Warner Inc. having the right to nominate less than 3 nominees to the Board of Directors of the Company;

  . the Company's non-compliance with the restrictions in the Restated Certificate of Incorporation regarding Residential Services and Content Services; or

  . the transfer by a Class B Stockholder of its Class B common stock together with its rights to designate nominees to the Board of Directors under the Stockholders' Agreement (however, this would not apply to a conversion of Class B common stock to Class A common stock).

   The Company believes that the "Time Warner" brand is valuable and its loss could have an adverse effect on the Company's ability to conduct its business and on its financial condition and results of operations.

Employees

   As of December 31, 2000, the Company had 1,834 employees. Following the acquisition of the GST assets, the Company hired approximately 600 former GST employees. The Company believes that its relations with its employees are good. By succession, our operation in New York City is a party to a collective bargaining agreement. In connection with the construction and maintenance of its networks and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. The Company believes that its success will depend in part on its ability to attract and retain highly qualified employees and maintain good working relations with its current employees.

Risk Factors

 Our limited operating history may not be a reliable basis for evaluating our prospects.

   Time Warner Cable began our business in 1993. Subsequently, we spun-off to become an independent company in July 1998. During the last few years, our business has changed substantially as it has rapidly expanded into switched, data, and Internet services. As a result, prospective purchasers of our securities have limited historical financial information available to evaluate our likely future performance. When making a decision to invest in our securities, prospective purchasers should consider the risks, expenses, and difficulties frequently encountered by companies that are rapidly expanding.

 We may complete a significant business combination or other transaction that could affect our leverage, resulting in a change in control or both.

   We continually evaluate potential business combinations, joint ventures, and other transactions that would extend our geographic markets, expand our products and services, or enlarge the capacity of our networks. To that end, we have had exploratory discussions with several other companies in our industry regarding potentially material transactions. If we enter into a definitive agreement with respect to any material transaction, it could result in an increase in our leverage or issuing additional common stock or both, or a change of control. There can be no assurance, however, that we will enter into any transaction or, if we do, on what terms.

   A change of control could result in a requirement that we offer to purchase certain indebtedness and the acceleration of other indebtedness. There can be no assurance that we will have sufficient funds available to make that repurchase and repay any accelerated indebtedness.

 We will require substantial capital to expand our operations.

   The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Including the effects of the acquisition of GST assets, we expect our principal capital requirements for 2001 to be:

  . approximately $550 million to purchase and install switches, electronics, fiber, and other technologies in existing, acquired, and future networks; and

  . approximately $50 million for capital expenditures for our management information system infrastructure.

   We also expect to have substantial capital expenditures in subsequent periods.

   In December 2000, we executed agreements replacing our $475 million senior secured credit facility with a $1 billion amended and restated senior secured credit facility and in January 2001 completed a private offering of $400 million principal amount of 10 1/8% Senior Notes. The acquisition of the GST assets was initially financed in January 2001 with borrowings under an unsecured bridge loan facility that was repaid in full with $533 million in net proceeds from the Company's offering of Class A common stock and a portion of the net proceeds from the sale of the 10 1/8% Senior Notes. We may be required to seek additional financing if:

  .  our business plans and cost estimates prove to be inaccurate;

  . we decide to further accelerate the expansion of our business and existing networks;

  . we consummate further acquisitions or joint ventures that require capital; or

  .  we are not able to generate sufficient cash flow from operations.

   When we seek additional financing, the terms offered may place significant limits on our financial and operating flexibility, or may not be acceptable to us. The failure to raise sufficient funds when needed and on reasonable terms may require us to modify or significantly curtail our business expansion plans. This could have a material adverse impact on our growth, ability to compete, and ability to service our existing debt.

 The Company's senior secured credit facility and the indentures for the 9 3/4% Senior Notes and the 10 1/8% Senior Notes contain restrictive covenants that may limit our flexibility.

   The senior secured credit facility and indentures limit, and in some circumstances prohibit, our ability to:

  . incur additional debt;

  . pay dividends;

  . make investments or other restricted payments;

  . engage in transactions with stockholders and affiliates;

  . create liens;

  . sell assets;

  . issue or sell capital stock of subsidiaries; and

  . engage in mergers and acquisitions.

   These covenants may limit our financial and operating flexibility. In addition, if we do not comply with these covenants, the lenders under the senior secured credit facility and the holders of the 9 3/4% and 10 1/8% Senior Notes may accelerate our debt under the senior secured credit facility and our debt under the 9 3/4% and 10 1/8% Senior Notes, respectively.

 Our substantial indebtedness, and servicing our indebtedness, may impair our financial and operating flexibility.

   We have a substantial amount of debt outstanding and we incurred substantial additional debt to acquire the GST assets. This substantial indebtedness may have an adverse impact on us. For example:

  . our ability to obtain additional financing may be limited;

  . a substantial portion of our cash flow will be dedicated to pay interest and principal on our debt;

  . our ability to satisfy our debt obligations may be diminished including obligations under the debt securities;

  . we may be more vulnerable to economic downturns; and

  . our ability to withstand competitive pressure may decrease.

   As of December 31, 2000, we had approximately $579 million of consolidated total long-term debt. After giving effect to the acquisition of the assets of GST and associated financings, including the offering of $400 million in principal amount of 10 1/8% Senior Notes in January 2001 and increasing our borrowing under our senior secured credit facility to $250 million, we have approximately $1.05 billion of consolidated long-term total debt.

 To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

   Our ability to make payments on our indebtedness, including the debt securities, and to fund planned capital expenditures will depend on our ability to generate cash in the future.

   Our historical financial results have been, and our future financial results might be, subject to substantial fluctuations. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the debt securities, or to fund our other liquidity needs. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity capital. However, we cannot assure that any alternative strategies will be feasible at the time due to market conditions or other factors or prove adequate. Also, certain alternative strategies will require the consent of our senior secured lenders before we engage in any such strategy.

 Our business may be adversely affected if we do not successfully manage our expansion into new markets and services.

   We plan to offer new communications services, expand service in our existing markets, interconnect our existing markets, and enter new markets. If we are not successful in implementing these changes on-time and on-budget, our results of operations will likely be adversely affected.

   Our ability to manage this expansion depends on many factors, including the ability to:

  . attract new customers and sell new services to existing customers;

  . design, acquire, and install transmission and switching facilities;

  . employ new technologies;

  . obtain any required governmental permits and rights-of-way;

  . implement interconnection with LECs;

  . expand, train, and manage our employee base;

  . enhance our financial, operating, and information systems to effectively manage our growth; and

  . accurately predict and manage the cost and timing of our capital expenditure programs.

   Even if we are successful in completing the infrastructure to support our expanded business, that business may not be profitable and may not generate positive cash flow for us.

 Several customer account for a significant portion of our revenue.

   We have substantial business relationships with a few large customers. For the year ended December 31, 2000, our top ten customers accounted for approximately 46% of our total revenue. Our largest customer for the year ended December 31, 2000, WorldCom, Inc. and its affiliates, accounted for more than 10% of our total revenue. However, a portion of that revenue results from traffic that is directed to us by customers that have selected that long distance carrier. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of revenue in 2000.

 Some of our customer agreements may not continue.

   Some of our customer agreements are subject to termination on short notice and do not require the customer to maintain its agreements at current levels, and we cannot assure that such customers will continue to purchase the same services or level of services. We believe that certain interexchange carriers are pursuing alternatives to their current practices with regard to obtaining local telecommunications services, including acquisition or construction of their own facilities. In addition, interexchange carriers may be able to provide local service by reselling the facilities or services of an ILEC, which may be more cost-effective for an interexchange carrier than using our services or another competitive access provider or CLEC.

 We are dependent on Time Warner Cable's permits, licenses, and rights-of-way.

   We currently license a significant portion of our fiber optic capacity from Time Warner Cable. Municipalities that regulate Time Warner Cable may or may not seek to impose additional franchise fees or otherwise charge Time Warner Cable. We must reimburse Time Warner Cable for any new fees or increases. Time Warner Cable or the Company may not be able to obtain all necessary permits, licenses, or agreements from governmental authorities or private rights-of-way providers necessary to effect future license transactions. This would hinder our ability to expand our existing networks or develop new networks successfully in locations served by Time Warner Cable.

 Our quarterly operating results will fluctuate.

   As a result of the limited revenue and significant expenses associated with the expansion and development of our networks and services, as well as those related to the GST asset acquisition, we anticipate that our operating results could vary significantly from quarter to quarter. In fact, we expect our recurring EBITDA margins to decrease in 2001 as compared to 2000 due to the acquisition and expected commencement of services in five additional markets. Changes in the usage or payment patterns of significant customers may also cause operating results to vary.

 We depend on third party vendors for information systems.

   We have entered into agreements with vendors that provide for the development and operation of back office systems, such as ordering, provisioning, and billing systems. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on our growth and our ability to monitor costs, bill customers, provision customer orders, and achieve operating efficiencies.

 If we do not adapt to rapid changes in the telecommunications industry, we could lose customers or market share.

   The telecommunications industry has experienced, and is expected to continue to experience, rapid and significant changes in technology. While we believe that, for the foreseeable future, these changes will neither materially affect the continued use of fiber optic cable or digital switches and transmission equipment nor materially hinder our ability to acquire necessary technologies, we cannot predict the effect of technological changes on the Company's business and operations. We believe that our future success will depend, in part, on our ability to anticipate or adapt to these changes and to offer, on a timely basis, services that meet customer demands on a competitive basis. There can be no assurance that we will obtain access to new technologies on a timely basis or on satisfactory terms. Our failure to obtain new technologies could have a material adverse effect on our business, financial condition, and results of operations. In addition, our growth plans depend in part upon our ability to obtain fiber capacity at rates that will allow us to generate a reasonable rate of return. We cannot assure that we will be successful in obtaining such fiber capacity.

 We are controlled by the Class B Stockholders.

   Time Warner Inc., AT&T Corp. (as successor by merger to MediaOne Group, Inc.), Advance Telecom Holdings Corporation (by transfer from Advance/Newhouse Partnership), and Newhouse Telecom Holdings Corporation (by transfer from Advance/ Newhouse Partnership), the Class B Stockholders, hold all the outstanding shares of the Company's Class B common stock. The Class B Stockholders generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors. The Class B common stock is not subject to any mandatory conversion provisions other than pursuant to certain transfer restrictions. The disproportionate voting rights of the Class B common stock relative to the Class A common stock may delay or prevent a change in control of the Company, and may make us a less attractive takeover target.

   Our board of directors consists of nine directors. Under the Stockholders' Agreement, Time Warner Inc. has the right to designate four nominees for the board of directors and the Advance/Newhouse stockholder group has the right to designate one nominee. Under the Stockholders' Agreement, Class B Stockholders agree to vote in favor of all nominees selected by the Class B Stockholders. Class B Stockholders will also have the power to elect the other members of our board of directors.

 Each of the Class B Stockholders has veto rights over certain actions.

   Under our restated certificate of incorporation, as long as the outstanding Class B common stock represents at least 50% of the aggregate voting power of both classes of common stock outstanding, the approval of 100% of the Class B Stockholders is required:

  . to permit us to provide residential services or content services prior to May 2004;

  . to amend our restated certificate of incorporation, other than in connection with certain ministerial actions; or

  . for any direct or indirect disposition by us of capital stock of subsidiaries or assets that in either case represents substantially all our assets on a consolidated basis.

   The approval of 100% of the Class B Stockholders is also required for the issuance of any additional shares of Class B common stock or any capital stock having more than one vote per share.

 The holders of Class B common stock can sell control of the Company at a time when they do not have a majority economic interest in the Company, and exclude the holders of Class A common stock from participating in the sale.

   The Stockholders' Agreement provides that, subject to the rights of first refusal of the other holders of Class B common stock, the Class B Stockholders may transfer their Class B common stock. If a holder sells all, but not less than all, of its Class B common stock as shares of Class B common stock, such holder may transfer its right to nominate Class B nominees for election to the board of directors. In addition, all of the holders of Class B common stock have the right to participate in certain sales by Time Warner Inc. of its Class B common stock. Accordingly, majority control of the Company could be transferred by one or more holders of Class B common stock at a time when such holder or holders of Class B common stock do not have a majority of the economic interest in the Company and with no assurance that the holders of Class A common stock would be given the opportunity to participate in the transaction, or if they were permitted to participate in the transaction, to receive the same amount and type of consideration for their stock in the Company as the holders of Class B common stock.

   In addition, we have elected not to be subject to Section 203 of the Delaware General Corporation Law, which would otherwise provide certain restrictions on "business combinations" between us and any person acquiring a significant, 15% or greater, interest in us other than in a transaction approved by our board of directors and in certain cases by our stockholders.

 The Class B Stockholders may compete with us.

   The Class B Stockholders are diversified communications providers. There is no restriction on the Class B Stockholders' ability to compete with us. They may, now or in the future, provide the same or similar services to those that we provide.

 Some of our directors may have conflicts of interest.

   Some of our directors are also directors, officers, or employees of the Class B Stockholders or their affiliates. Although these directors have fiduciary obligations to the Company under Delaware law, they may face conflicts of interest. For example, conflicts of interest may arise with respect to certain business opportunities available to, and certain transactions involving, the Company. The Class B Stockholders have not adopted any special voting procedures to deal with such conflicts of interest. The resolution of these conflicts may be unfavorable to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between the Class B Stockholders and us.

 Our acquisition of the GST assets increases our leverage and poses other risks.

   Our acquisition of the GST assets increases our geographic presence, expands our products and services, and enlarges the capacity of our networks. This transaction is considerably larger than the transactions we have completed in the past.

   This transaction involves the following operating risks to us:

  .  the difficulty of assimilating the acquired operations and personnel;

  .  the potential disruption of our ongoing business;

  .  the diversion of resources;

  . the possible inability of management to maintain uniform standards, controls, procedures, and policies;

  .  the possible difficulty of managing our growth and information systems;

  .  the risks of entering markets in which we have little or no experience;

  .  the potential impairment of relationships with employees or customers;
     and

  . the possibility that the liabilities we assumed to complete performance under GST contracts may prove to be greater than anticipated.

 We may have difficulty integrating the acquired assets and businesses of GST.

   We purchased substantially all of the assets of GST with the expectation that the asset purchase would result in certain benefits, including expansion of the markets we serve and increasing our operational efficiencies. Achieving the benefits of the asset purchase will depend upon the successful integration of the acquired businesses into our existing operations. We cannot assure that we will be successful in integrating the acquired GST assets into our current businesses. The integration risks associated with the acquisition include but are not limited to:

  . the diversion of our management's attention, as integrating the GST operations and assets will require a substantial amount of our management's attention;

  . difficulties associated in assimilating GST's technology, including billing and customer information systems;

  . any significant loss of key former GST personnel could lead to interruptions in our billing, accounting, information technologies, and engineering capabilities; and

  . the requirement that we provide transition services to GST could tax our management resources, although we have hired employees not needed for the core business to carry out those functions.

   The Company cannot assure that it will be able to successfully overcome the risks associated with integrating the assets it acquired from GST. There is a risk that the costs of integration could have a material adverse effect on the Company's operating results.

 We may suffer a decrease of revenue if demand for our services declines.

   Recently, a number of competitive local carriers have filed for bankruptcy protection, due to high leverage, substantial price competition, technical difficulties, and other problems faced by new market entrants.

   A portion of our revenue stream is derived from carriers who purchase backbone services from us to service their customers. In the event their anticipated demand declines, we could suffer a corresponding decline in revenue.

 We may experience a reduction in switched access revenue as a result of regulatory rate reform.

   The FCC has established a framework for the eventual deregulation of ILEC interstate access charges, which will exert a downward pressure on our interstate access rates. We cannot assure that we will be able to compensate for the reduction in switched access revenue from regulatory rate reform with other revenue sources or increased volume.

 We depend on governmental and other authorizations.

   The development, expansion, and maintenance of our networks will depend on, among other things, our ability to obtain rights-of-way and other required governmental authorizations and permits. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect us, particularly where we must compete with companies that already have the necessary permits. In order to compete effectively, we must obtain these authorizations in a timely manner, at reasonable costs, and on satisfactory terms and conditions. In certain of the cities or municipalities where we provide network services, we pay license or franchise fees. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risks that other cities may start imposing fees, fees will be raised, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Any increases in these fees may have a negative impact on our financial condition.

Item 2. Properties

   The Company leases network hub sites and other facility locations and sales and administrative offices, many from Time Warner Cable, in each of the cities in which it operates networks. During 2000, 1999, and 1998, rental expense for the Company's facilities and offices totaled approximately $15.2 million, $6.6 million, and $4.8 million, respectively. In January 2001, the Company executed an agreement to purchase 24 acres in Douglas County, Colorado, contingent upon the successful completion of feasibility studies, for construction of a campus for its Denver headquarters. The Company also has options to purchase 28 adjoining acres. Management believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's business operations. The Company currently leases approximately 94,000 square feet of space in Littleton, Colorado, where its corporate headquarters are located and approximately 130,000 square feet of space in Greenwood Village, Colorado, where the network operations center and other administrative functions are located.

Item 3. Legal Proceedings

   The Company currently has no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   The Company's Class A common stock has traded on the Nasdaq National Market under the symbol "TWTC" since May 12, 1999. The following table sets forth the high and low sales prices for the Class A common stock for the period from May 12, 1999 to June 30, 1999, the third and fourth quarters of 1999, and each of the quarters of 2000 as reported on the Nasdaq National Market:

   Period                                                         High     Low
   ------                                                        ------- -------
   1999
   May 12--June 30.............................................. $29.250 $19.938
   Third Quarter................................................  32.875  19.875
   Fourth Quarter...............................................  51.625  20.875
   2000
   First Quarter................................................ $93.000 $39.500
   Second Quarter...............................................  80.375  41.000
   Third Quarter................................................  73.750  42.250
   Fourth Quarter...............................................  71.750  46.250

Dividends

   The Company has never paid or declared any dividends and does not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by the Company's board of directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for the Company's 9 3/4% and 10 1/8% Senior Notes and the credit agreement governing its senior secured credit facility contain covenants that effectively prevent the Company from paying dividends on the common stock for the foreseeable future.

Number of Stockholders

   As of February 28, 2001, there were 186 holders of record of the Company's Class A common stock and 9 holders of record of the Class B common stock. The Company believes that there are in excess of 45,000 beneficial owners of the Company's Class A common stock in addition to the record owners.

   The Company did not sell any securities without registration under the Securities Act of 1933 during 2000.

Item 6. Selected Financial Data

     Selected Consolidated and Combined Financial and Other Operating Data

   The following table is derived in part from the audited consolidated and combined financial statements of the Company. The financial statements of the Company for all periods prior to the Reorganization that occurred on July 14, 1998 reflect the "carved out" historical financial position, results of operations, cash flows, and changes in stockholders' equity of the commercial telecommunications operations of predecessors of the Company, as if they had been operating as a separate company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated and combined financial statements and the notes thereto.

                                      Years Ended December 31,
                          -----------------------------------------------------
                             2000        1999       1998       1997      1996
                          -----------  ---------  ---------  ---------  -------
                            (in thousands, except per share and operating
                                            data amounts)
Statements of Operations
 Data:
Revenue:
 Dedicated transport
  services..............  $   263,913    152,468     84,024     44,529   20,362
 Switched services(1)...      223,421    116,285     37,848     10,872    3,555
                          -----------  ---------  ---------  ---------  -------
   Total revenue........      487,334    268,753    121,872     55,401   23,917
                          -----------  ---------  ---------  ---------  -------
Costs and expenses(2):
 Operating..............      184,995    117,567     67,153     40,349   25,715
 Selling, general, and
  administrative........      170,722    113,389     77,401     54,640   60,366
 Depreciation and
  amortization..........       95,295     68,785     50,717     38,466   22,353
                          -----------  ---------  ---------  ---------  -------
   Total costs and
    expenses............      451,012    299,741    195,271    133,455  108,434
                          -----------  ---------  ---------  ---------  -------
Operating income
 (loss).................       36,322    (30,988)   (73,399)   (78,054) (84,517)
Interest expense, net,
 and other..............      (30,409)   (28,473)   (19,340)     7,398   (1,599)
                          -----------  ---------  ---------  ---------  -------
Net income (loss) before
 income taxes...........        5,913    (59,461)   (92,739)   (70,656) (86,116)
Income tax expense(3)...        4,697     29,804        --         --       --
Net income (loss).......  $     1,216    (89,265)   (92,739)   (70,656) (86,116)
                          ===========  =========  =========  =========  =======
Basic and diluted
 earnings (loss) per
 share..................  $      0.01      (0.93)     (1.14)     (0.87)   (1.06)
                          ===========  =========  =========  =========  =======
Other Operating Data:
EBITDA(1)(4)............  $   131,617     37,797    (22,682)   (39,588) (62,164)
EBITDA Margin(1)(5).....           27%        14%      (19)%      (72)%   (260)%
Net cash provided by
 (used in) operating
 activities.............  $   165,259     54,235       (343)   (29,419) (52,274)
Capital expenditures....      320,703    221,224    126,023    127,315  144,815

Operating Data(6)
Operating networks......           24         21         19         19       18
Route miles.............        9,799      8,872      6,968      5,913    5,010
Fiber miles.............      366,990    332,263    272,390    233,488  198,490
DS-0 equivalents(7).....   11,375,000  5,523,000  3,031,000  1,719,000  690,000
Digital telephone
 switches...............           26         19         16         14        2
Employees...............        1,834      1,259        919        714      673

Balance Sheet Data:
Cash, cash equivalents,
 and cash held in
 escrow.................  $   250,739     90,586    105,140        --       --
Marketable debt
 securities.............        3,496    173,985    250,857        --       --
Property, plant, and
 equipment, net.........      912,172    677,106    494,158    415,158  323,161
Total assets............    1,353,336  1,043,012    904,344    438,077  341,480
Long-term debt and
 capital lease
 obligations(6).........      585,107    403,627    574,940     75,475      --
Total stockholders'
 equity.................  $   471,767    422,916    207,651    300,390  294,937

--------
(1) Includes favorable non-recurring reciprocal compensation settlements that totaled $27.3 million in 2000 and $7.6 million in 1999.

(2) Includes expenses resulting from transactions with affiliates of $15.6 million, $20.0 million, $27.7 million, $17.1 million, and $12.4 million in 2000, 1999, 1998, 1997, and 1996, respectively. See note 5 to the Company's financial statements appearing elsewhere in this report for an explanation of these expenses.

(3) During 1999, the Company recorded a non-recurring $39.4 million charge to earnings to record a net deferred tax liability associated with the change from a limited liability company to a corporation. This change occurred immediately prior to the Company's initial public offering.

(4) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes and the Company's secured revolving credit facility. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(5) EBITDA Margin represents EBITDA as a percentage of revenue.

(6) Includes all managed properties including unconsolidated affiliates (MetroComm AxS, L.P. in Columbus, Ohio and the Albany and Binghamton, New York networks). Albany and Binghamton were wholly owned at December 31, 1997 and MetroComm AxS, L.P. was wholly owned at December 31, 1999.

(7) Each DS-0 equivalent provides 64 kilobits per second of bandwidth.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenue, EBITDA, and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes," "target," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectation of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes. The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

   The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long-distance services. As of December 31, 2000, the Company served customers in 24 metropolitan markets in the United States. On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST out of bankruptcy. See "Acquisitions" below. Additionally, the Company plans to activate networks in Chicago, Illinois; Atlanta, Georgia; Minneapolis, Minnesota; Denver, Colorado; and Columbia, South Carolina prior to the end of 2001.

   Time Warner Cable began the Company's business in 1993. During the last few years, the Company's business has changed substantially with an exclusive focus on business customers and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

   On July 14, 1998, the Company was reorganized into a limited liability company and on July 21, 1998 the Company conducted an offering of $400 million principal amount 9 3/4% Senior Notes due July 2008. In the Reorganization, Time Warner Inc. (now wholly-owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now AT&T Corp.), and Advance/Newhouse Partnership, either directly or through subsidiaries, became the owners of all the limited liability company interests in TWT LLC.

   On May 10, 1999, in preparation for the Company's IPO, TWT LLC was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. The outstanding limited liability company interests were converted into common stock of the newly formed corporation, Time Warner Telecom Inc.

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an IPO of 20,700,000 shares of Class A common stock at a price of $14 per share.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. Upon completion of the IPO, the Class B Stockholders owned all of the 81,250,000 shares of outstanding Class B common stock. As of December 31, 2000, the Class B Stockholders had approximately 95.5% of the combined voting power of the outstanding common stock.

   On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share. The offering generated approximately $533.1 million in proceeds, net of underwriting discounts and expenses. All of the net proceeds from that offering and a portion of the net proceeds from the Company's offering of 10 1/8% Senior Notes due 2011 were used to repay a bridge loan that initially financed the Company's acquisition of substantially all of the assets of GST. See "Acquisitions" and "Liquidity and Capital Resources" below. After the offering the Class B Stockholders, as a group, had approximately 94.6% of the combined voting power of the outstanding common stock.

Acquisitions

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an ISP, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash, and the assumption of $1.9 million in liabilities. At the time of the IPO, such Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company that were placed in escrow and are being released to the former Internet Connect, Inc. shareholders over a period of three years beginning in April 2000.

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm, Inc. through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm Inc., the Company acquired the 50% interest of MetroComm AxS, L.P., a CLEC in Columbus, Ohio, not already owned by the Company.

   On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST for cash consideration of $627 million, plus the payment of certain liabilities and fees of $42 million and the assumption of a $21 million obligation to complete certain fiber networks, for a total purchase price of $690 million. The acquisition added to the Company's network 4,210 route miles, 227,674 fiber miles, and service to 345 on-network buildings. The Company will manage the 15 markets acquired from GST as part of its Western Region.

   The Company expects to complete the initial integration of former GST personnel into the Company's organization within the next several months. The Company expects that the integration of systems and network operations will occur in phases over approximately two to three years. As required under the Asset Purchase Agreement with GST, the Company entered into a services agreement with GST to provide certain support services with respect to GST assets that the Company did not purchase for a period of up to six months for most services and up to a year for certain limited services.

Results of Operations

   The following table sets forth certain consolidated and combined statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

                                          Years Ended December 31,
                                   -------------------------------------------
                                       2000           1999           1998
                                   -------------  -------------  -------------
                                     (amounts in thousands, except per
                                               share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services...  $263,913   54%  152,468   57    84,024   69
  Switched services(1)...........   223,421   46   116,285   43    37,848   31
                                   --------  ---  --------  ---  --------  ---
    Total revenue................   487,334  100   268,753  100   121,872  100
                                   --------  ---  --------  ---  --------  ---
Costs and expenses(2):
  Operating......................   184,995   38   117,567   44    67,153   55
  Selling, general and
 administrative..................   170,722   35   113,389   42    77,401   63
  Depreciation and amortization..    95,295   20    68,785   25    50,717   42
                                   --------  ---  --------  ---  --------  ---
    Total costs and expenses.....   451,012   93   299,741  111   195,271  160
                                   --------  ---  --------  ---  --------  ---
Operating income (loss)..........    36,322    7   (30,988) (11)  (73,399) (60)
Interest expense(2)..............   (41,230)  (8)  (45,264) (17)  (29,198) (24)
Interest income..................    10,821    2    16,589    6     9,731    8
Equity in income (losses) of
 unconsolidated affiliate........       --   --        202  --        127  --
                                   --------  ---  --------  ---  --------  ---
Net income (loss) before income
 taxes...........................     5,913    1   (59,461) (22)  (92,739) (76)
Income tax expense(3)............     4,697    1    29,804   11       --   --
                                   --------  ---  --------  ---  --------  ---
Net income (loss)................  $  1,216  -- %  (89,265) (33)  (92,739) (76)
                                   ========  ===  ========  ===  ========  ===
Basic and diluted earnings (loss)
 per common share................  $   0.01          (0.93)         (1.14)
Earnings (loss) per share before
 income taxes:
Basic............................  $   0.06          (0.62)         (1.14)
Diluted..........................  $   0.05          (0.62)         (1.14)
Weighted average shares
 outstanding:
Basic............................   105,391         95,898         81,250
Diluted..........................   108,452         95,898         81,250
EBITDA(1)(4).....................  $131,617   27%   37,797   14   (22,682)  19
Net cash provided by (used in)
 operating activities............   165,259         54,235           (343)
Net cash used in investing
 activities......................  (178,592)      (146,917)      (378,083)
Net cash provided by financing
 activities......................   173,486         78,128        483,566

--------
(1) Includes favorable non-recurring reciprocal compensation settlements that totaled $27.3 million in 2000 and $7.6 million in 1999.

(2) Includes expenses resulting from transactions with affiliates of $15.6 million, $20.0 million, and $27.7 million in 2000, 1999, and 1998, respectively.

(3) During 1999, the Company recorded a non-recurring $39.4 million charge to earnings to record a net deferred tax liability associated with the change from a limited liability company to a corporation. This change occurred immediately prior to the Company's IPO.

(4) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes and the Company's secured revolving credit facility. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

General

   The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company has expanded its direct sales force to focus on these business customers while it develops managed service offerings to meet their voice, data, and Internet needs. The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Through the acquisition of Internet Connect, Inc. in 1999, the Company has deployed a national Internet backbone and has experienced growth in data and high-speed Internet services. The Company believes that data services are becoming increasingly more important to the Company's target customer base. In particular, the Company believes that the demand for high-speed, high quality local area network and wide area network connectivity will continue to grow over the near term.

   The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. During 2000 the Company expanded geographically into Dayton, Ohio; Fayetteville, North Carolina; and Orange County/Los Angeles, California. Through the acquisition of the GST assets in 2001, the Company added 15 additional western metropolitan markets. The Company plans to activate five additional markets in 2001. The Company is also interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities. The goal is to rapidly deploy new services and technologies when technically proven and when customer demand is evident. As new technologies are becoming commercially available that enable the switching of voice calls over an IP and local area network infrastructure, the Company is integrating this soft switch technology into its infrastructure. There is no assurance that the Company will bring any or all of these products to market successfully or profitably.

   Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from LECs for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers, contending that the traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts when the disputes could not be resolved with the LECs and filed complaints with various public utility commissions. Several of these disputes with respect to prior periods were resolved in favor of the Company and are no longer subject to appeal, but some favorable decisions by public utility commissions have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a portion of this revenue pending the final outcome of the dispute. In addition, the payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. Switched services revenue for the 2000 and 1999 includes the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation, respectively. A significant portion of the non-recurring reciprocal compensation revenue recognized was a result of certain cases involving reciprocal compensation disputes that were resolved. As of December 31, 2000, the Company had deferred recognition of $41.0 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

   Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs, while the CLEC access rates have been less regulated. During the second quarter of 2000, the FCC adopted a proposal that substantially reduces ILEC per-minute access charges while allowing for an increase in the flat monthly charge paid by local residential service subscribers. While the FCC decision does not specifically apply to the switched access rates charged by non-dominant providers of access services, it places significant downward market pressure on non-dominant providers' access rates, including the Company's, which are expected to decline over time. For the years ended December 31, 2000 and 1999, switched access revenue represented 10% and 11% of total revenue, respectively. Management believes that increased volume in services and markets served may partially offset the impact of rate reduction. However, the degree and timing of the reductions in the Company's access revenue cannot be predicted.

   Reciprocal compensation rates are established by interconnection agreements between the parties based on regulatory and judicial rulings in each of the states. Several significant agreements expired in 1999 and 2000 and have been renegotiated. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's expired agreements; and as a result, the rates under the new agreements, while reasonable in light of the regulatory environment, are lower than the rates under the expired agreements. As discussed below, reciprocal compensation represented 6% and 7% of revenue, exclusive of the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively. Although the renegotiated interconnection agreements have resulted in lower prospective rates, management believes that the growth in Internet and related markets may partially mitigate the impact of the rate reduction. The outcome of regulatory and judicial rulings on reciprocal compensation for ISP traffic may have a further negative impact on the Company's revenue from reciprocal compensation since the rates under most interconnection agreements are subject to change based on such rulings. The FCC is considering proposals to phase out reciprocal compensation over time and to replace reciprocal compensation with "bill-and-keep" arrangements. The Company cannot predict the outcome of these rulings. In addition, legislation has been introduced in Congress which would prohibit payment of reciprocal compensation for Internet-bound traffic. Accordingly, there is no assurance that the Company will be able to compensate for the reduction in reciprocal compensation with increased volume of terminating local traffic.

   The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. Except for networks acquired from GST, the Company's networks have been constructed substantially through the use of fiber capacity licensed from Time Warner Cable. As of December 31, 2000, the Company operated networks in 24 metropolitan areas that spanned 9,799 route miles, contained 366,990 fiber miles, and offered service to 7,797 on-net and off-net buildings. The acquisition of GST assets in January 2001 added to the Company's network 4,210 route miles, 227,674 fiber miles, and service to 345 on-net buildings.

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

   Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other competitors, and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects such costs to continue to increase as the Company's revenue growth continues. The fact that a significant portion of the Company's traffic rides on its own fiber infrastructure enhances the Company's ability to control its costs.

   Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses include costs related to sales and marketing, information technology, billing, regulatory, and legal costs. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to increase as the Company's revenue growth continues.

   In the normal course of business, the Company engages in various transactions with Time Warner Cable, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. In connection with the Reorganization, the Company entered into several contracts with Time Warner Cable with respect to certain of such transactions. The Company's selling, general, and administrative expenses include charges allocated from Time Warner Cable for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of those costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use a significant portion of its local fiber capacity from Time Warner Cable through prepaid right-to-use agreements and reimburses Time Warner Cable for facility maintenance and pole rental costs. Such maintenance and pole rental costs are included in the Company's operating expenses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenue. Revenue increased $218.5 million, or 81%, to $487.3 million for 2000, from $268.8 million for 1999. This increase in revenue is primarily because of increased customers, increased revenue from existing customers, a broader array of products offered, and acquisitions. Revenue from the provision of dedicated transport services increased $111.4 million or 73%, to $264.0 million for 2000, from $152.5 million for 1999. Switched service revenue increased $107.1 million, or 92%, to $223.4 million for 2000, from $116.3 million for 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively, dedicated transport service and switched service revenue increased 69% and 70%, respectively. The increase in revenue from dedicated transport services primarily reflects a 28% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 70% increase in average switched service customers, increased revenue from switched access services, reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks, represented 6% and 7% of total revenue for 2000 and 1999, respectively, excluding the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively. At December 31, 2000, the Company offered dedicated transport services in 24 metropolitan areas, all of which also offered switched services. At December 31, 1999, the Company offered dedicated transport services in 21 metropolitan areas, 20 of which also offered switched services.

   Operating Expenses. Operating expenses increased $67.4 million or 57%, to $185.0 million for 2000, from $117.6 million for 1999. Exclusive of the effects of acquisitions, these expenses increased 52%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of revenue, operating expenses decreased to 38% for 2000 from 44% for 1999.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $57.3 million or 51%, to $170.7 million for 2000, from $113.4 million for 1999. Exclusive of the effects of acquisitions, these expenses increased 49%. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense, and an increase in the provision for doubtful accounts. As a percentage of revenue, selling, general, and administrative expenses decreased to 35% for 2000 from 42% for 1999.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased $26.5 million, or 39%, to $95.3 million for 2000, from $68.8 million for 1999. Exclusive of the effects of acquisitions, this expense increased 7%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

   EBITDA. EBITDA increased $93.8 million, to $131.6 million, for 2000 from $37.8 million for 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively, such amount increased $74.1 million. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

   Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from Time Warner Inc., Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (the "Former Parent Companies"). These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in 9 3/4% Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to the 9 3/4% Senior Notes totaled $40.2 million for 2000 and interest expense relating to the 9 3/4% Senior Notes and subordinated loans payable aggregated $45.3 million for 1999. The decrease of $5.1 million is primarily due to the lower weighted average debt balance during 2000. Interest expense will increase in future periods as a result of borrowings to finance the GST acquisition and continued geographic expansion, as well as from amortization of deferred financing costs.

   Net Income (Loss). Earnings changed $90.5 million to $1.2 million for 2000, from a net loss of $89.3 million for 1999. The earnings change is primarily due to the improvement in EBITDA and a decrease in income tax expense, as discussed above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. Revenue increased $146.9 million or 121%, to $268.8 million for 1999, from $121.9 million for 1998. This increase in revenue is primarily because of increased customers, increased revenue from existing customers, a broader array of products offered, and acquisitions. Revenue from the provision of dedicated transport services increased $68.4 million or 81%, to $152.5 million for 1999, from $84.0 million for 1998. Switched service revenue increased $78.4 million, or 207%, to $116.3 million for 1999, from $37.8 million for 1998. Exclusive of the effects of acquisitions and the effects of the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999, dedicated transport service and switched service revenue increased 73% and 182%, respectively. The increase in revenue from dedicated transport services primarily reflects a 54% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 136% increase in average switched service customers, and an increase in revenue from switched access services, reciprocal compensation, and a broader array of products and services offered in existing markets. Reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks, represented 7% and 8% of total revenue for 1999 and 1998, respectively, excluding the effects of the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999. At December 31, 1999, the Company offered dedicated transport services in 21 metropolitan areas, 20 of which also offered switched services. At December 31, 1998, the Company offered dedicated transport services in 19 metropolitan areas, 16 of which also offered switched services.

   Operating Expenses. Operating expenses increased $50.4 million or 75%, to $117.6 million for 1999, from $67.2 million for 1998. Exclusive of the effects of acquisitions, these expenses increased 67%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher technical personnel costs. As a percentage of revenue, operating expenses decreased to 44% for 1999 from 55% for 1998.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $36.0 million or 46%, to $113.4 million for 1999, from $77.4 million for 1998. Exclusive of the effects of acquisitions, these expenses increased 43%. The increase in selling, general and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher data processing costs and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of revenue, selling, general, and administrative expenses decreased to 42% for 1999 from 63% for 1998.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased $18.1 million or 36%, to $68.8 million for 1999, from $50.7 million for 1998. Exclusive of the effects of acquisitions, this expense increased 28%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and increased goodwill generated from acquisitions.

   EBITDA. EBITDA increased $60.5 million, to $37.8 million, for 1999 from a loss of $22.7 million for 1998. Exclusive of the effects of acquisitions and the effects of the recognition of a non-recurring $7.6 million settlement of reciprocal compensation in the fourth quarter of 1999, this amount increased $51.6 million. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

   Interest Expense. During the period July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. On July 21, 1998, the Company issued $400 million in 9 3/4% Senior Notes in a public offering. On May 14, 1999, the subordinated loans of approximately $180 million, including accrued interest, were repaid in full to the Former Parent Companies from the IPO proceeds. Interest expense relating to these loans and 9 3/4% Senior Notes totaled $45.3 million and $29.2 million for 1999 and 1998, respectively. The increase of $16.1 million is primarily due to the higher weighted average debt balance during 1999.

   Net Loss. Net loss decreased $3.5 million, or 4%, to $89.3 million for 1999, from a net loss of $92.7 million for 1998. The decrease in net loss is primarily related to improved results from operations, partially offset by an increase in net interest expense of $9.2 million and income tax expense of $29.8 million.

Liquidity and Capital Resources

   Operations. For 2000, the Company's cash provided by operations was $165.3 million, as compared to cash provided by operations of $54.2 million for 1999. This increase in cash provided by operations of $111.0 million principally resulted from an increase in EBITDA of $93.8 million.

   As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative EBITDA and operating losses from a network until an adequate customer base and revenue stream for the network have been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA for at least two years after operations commence in that market. Additionally, the Company currently expects the operations related to the assets purchased from GST to generate negative EBITDA until an adequate customer base and revenue stream for the network have been established. Although overall the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business as well as integrates the GST acquisition, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

   Investing. Cash used in investing activities increased $31.7 million to $178.6 million in 2000, as compared to $146.9 million in 1999. During 2000 and 1999, proceeds from the maturities of marketable debt securities and cash provided by operating activities were primarily used to fund capital expenditures.

   During 2000, capital expenditures were $320.7 million (net of capital leases incurred of $6.3 million), an increase of $99.5 million from 1999. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 927 route miles of fiber since December 31, 1999. Based on historic capital requirements for network construction in relation to sales volume and network expansion plans, the Company anticipates it will commit approximately $600 million in 2001 to fund its capital expenditures. This target spending includes requirements for current operating markets, the Company's expansion plans, including markets acquired from GST, and integrating the GST acquisition.

   The facilities-based telecommunications service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for:

  . the purchase and installation of switches, electronics, fiber and other technologies in existing networks and in additional networks to be constructed in new service areas; and

  . the evolution of the network to support new products, services, and technologies.

   The Company's expected capital expenditures for general corporate and working capital purposes include expenditures with respect to the Company's management information system and corporate service support infrastructure.

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

   The Company regularly evaluates potential acquisitions and joint ventures that would extend its geographic markets, expand its products and services, or enlarge the capacity of its networks. If the Company enters into a definitive agreement with respect to any acquisition or joint venture, it may require additional financing. If the Company enters into a definitive agreement with respect to any material transaction, it could result in the Company increasing its leverage or issuing additional common stock or both. There can be no assurance, however, that the Company will enter into any transaction or, if it does, on what terms. See "Risk Factors--We may complete a significant business combination or other transaction that could affect our leverage, resulting in a change in control or both" in Item 1 above.

   While the Company intends to continue to leverage its relationship with Time Warner Cable in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner Cable does not conduct cable operations, the Company may incur additional costs in excess of those it historically incurred when expanding into existing Time Warner Cable service areas. In addition, Time Warner Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under the Capacity License Agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as are currently provided for under the Capacity License Agreements, the Company may be required to obtain additional capacity on more expensive terms. See "Capacity License Agreements with Time Warner Cable" in Item 1 above.

   The development and expansion of the Company's existing and future networks and services will require significant capital to fund these capital expenditures. The Company expects that its future cash requirements will principally be for funding future growth and capital expenditures.

   In order to fund the GST asset acquisition, the development of those assets, and its other capital expenditure needs, in December 2000 the Company replaced its $475 million senior secured revolving credit facility with a $1 billion amended and restated senior secured credit facility which provides for $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. In December 2000, the Company was required to draw and hold in escrow $179 million of the revolving credit facility until the closing of the GST asset acquisition, at which time the draw increased to $250 million. The obligations under the senior secured credit facility are secured by substantially all of the assets of the Company's subsidiaries, including the assets acquired from GST. In addition, the Company has pledged its equity interests in its subsidiaries as collateral. Also, the senior secured credit facility contains restrictive covenants, including conditions on the ability of the Company to declare dividends and provides for customary events of default, including cross default provisions.

   In January 2001, the Company also issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16 to repay a senior unsecured bridge loan facility under which the Company borrowed $700 million to finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, the Company will record $5.8 million of deferred financing costs as a non-recurring expense in the first quarter of 2001. In connection with the issuance of Class A common stock, approximately $23.3 million of unamortized deferred financing costs will be reclassified to additional paid-in capital in the first quarter of 2001.

   The Company expects that the $254.2 million in cash, cash equivalents, cash held in escrow, and marketable debt securities at December 31, 2000, borrowings under the $1 billion credit facility, the issuance of the 10 1/8% Senior Notes, and the issuance of 7,475,000 shares of Class A common stock in January 2001, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business as currently planned and pay interest on the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and on current and future borrowings under the secured revolving credit facility. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital sooner than currently anticipated. The Company's revenue and costs are partially dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements.

   Financing. Net cash provided by financing activities for 2000 increased by $95.4 million, as compared to 1999. Net cash provided by financing activities for 1999, reflects the net proceeds from the IPO of $270.2 million, offset by the repayment of loans from the Former Parent Companies of $180 million, as well as acquired debt and capital lease obligations. Net cash provided by financing activities for 2000 reflects debt proceeds placed in escrow until the consummation of the GST asset acquisition, net proceeds from both the issuance of common stock upon the exercise of stock options, and the issuance of common stock in connection with the employee stock purchase plan, partially offset by deferred debt issue costs related to various debt financings.

   During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest through May 14, 1999, and were repaid in full with the proceeds of the IPO. The $400 million principal amount in 9 3/4% Senior Notes that the Company issued in July 1998 are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semiannually on January 15 and July 15, beginning on January 15, 1999. Aggregate annual interest payments on the 9 3/4% Senior Notes through 2008 are expected to be approximately $39 million. The 9 3/4% Senior Notes are required to be repaid on July 15, 2008.

   The $400 million in principal amount of 10 1/8% Senior Notes that the Company issued in January 2001 are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1, beginning on August 1, 2001. Aggregate annual interest payments on the 10 1/8% Senior Notes through 2011 are expected to be approximately $41 million.

   Interest on the $250 million drawn under the revolving credit facility is computed utilizing a specified London Interbank Offered Rate plus 4%, which was 9.9% on January 10, 2001. Interest is payable at least quarterly at the end of each quarter, beginning in March 2001. Based on the rate in effect on January 10, 2001, aggregate annual interest payments are expected to be approximately $25 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

   The 9 3/4% Senior Notes and the 10 1/8% Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

   The obligations under the amended and restated senior secured credit facility are secured by substantially all of the assets of the Company, including the assets of GST, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. The senior secured credit facility requires the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the senior secured credit facility are subject to various covenants that limit the Company's ability to:

  . borrow and incur liens on its property;

  . pay dividends or make other distributions; and

  . make capital expenditures.

   The senior secured credit facility also contains financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated debt default, including cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the amended and restated facility if it has defaulted under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes.

Effects of Inflation

   Historically, inflation has not had a material effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing arrangements.

   The following table provides information at December 31, 2000, about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year. At December 31, 2000, the fair value of the Company's fixed rate 9 3/4% Senior Notes due 2008 was $368 million, as compared to a carrying value of $400 million on the same date, based on market prices at December 31, 2000.

                                                                 2001 Maturities
                                                                 ---------------
                                                                 (dollar amounts
                                                                  in thousands)
   Assets
   Marketable debt securities:
     Shares of money market mutual funds........................     $   204
     Average interest rate......................................         5.4%
   Corporate and municipal debt securities......................     $72,148
     Average interest rate......................................         6.4%

Item 8. Financial Statements and Supplementary Data

   See "Index to Consolidated and Combined Financial Statements" at Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item appears under the heading "Proposal 1--Election of Directors" and "Executive Officers" in the Company's definitive proxy statements for its 2001 Annual Meeting of Stockholders to be filed with the Commission no later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated by reference.

Item 11. Executive Compensation

   The information required by this item appears under the heading "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission no later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item appears under the heading "Time Warner Telecom Share Ownership" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission no later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item appears under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission no later than April 30, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated.

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

   CAP (Competitive Access Provider). A company that provides dedicated telecommunications services (private line, local transport, and special access) as an alternative to the ILEC.

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

   Dedicated Transmission. The sending of electronic signals carrying information over a Dedicated Transport facility.

   Dedicated Transport. A non-switched point-to-point telecommunications facility leased from a telecommunications provider by an end user and used exclusively by that end user.

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

   ILECs (Incumbent Local Exchange Carriers). The local phone companies, either a BOC or an independent (such as Cincinnati Bell) which provides local exchange services.

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

   LATA (Local Access and Transport Area). The geographical areas within which a local telephone company may offer telecommunications services, as defined in the divestiture order known as the Modified Final Judgment ("MFP") unless and until refined by the FCC pursuant to the Telecommunications Act of 1996.

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

   OC-n. Optical carrier levels ranging from OC-1 (51.84 Mbps) to OC-192 (9.9
Gbps).

   Node. A point of connection into a fiber optic network.

   POPs (Points of Presence). Locations where an IXC has installed transmission equipment in a service area that serves as, or relays telephone calls to, a network switching center of the same IXC.

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

   Switched Access Services. The connection between an IXC's POP and an end user's premises through the switching facilities of a local exchange carrier.

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

     (3) Exhibits:

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
 2.1     --Reorganization Agreement among Time Warner Companies, Inc., MediaOne
          Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment
          Company, L.P., and Time Warner Entertainment-Advance/Newhouse
          Partnership (filed as Exhibit 2.1 to Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1998)*
 2.2     --Merger Agreement among the Company, Time Warner Telecom LLC and Time
          Warner Telecom Inc. (filed as Exhibit 2.2 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-49439))*
 2.3     --Asset Purchase Agreement dated as of September 11, 2000 among Time
          Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and
          the other parties identified on Exhibit A thereto (filed as Exhibit
          2.1 to the Company's Report on Form 8-K dated September 18, 2000 and dated September 11, 2000).*
 3.1     --Restated Certificate of Incorporation of the Company (filed as
          Exhibit 3.1 to Company's Registration Statement on Form S-1
          (Registration No. 333-49439))*
 3.2     --Restated By-laws of the Company (filed as Exhibit 3.2 to Company's
          Registration Statement on Form S-1 (Registration No. 333-49439))*
 4.1     --Stockholders' Agreement, among the Company, Time Warner Companies,
          Inc., American Television and Communications Corporation, Warner
          Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon
          Communications, MediaOne Group, Inc., Multimedia Communications, Inc.
          and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's
          Registration Statement on Form S-1 (Registration No. 333-49439))*
 4.2     --Amendment No. 1 to Stockholders' Agreement among Time Warner Telecom
          Inc., Time Warner Companies Inc., American Television and
          Communications Corporation, Warner Communications Inc., TW/TAI Inc.
          FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and
          Advance/Newhouse Partnerships.
 4.3     --Indenture between Time Warner Telecom LLC, TWT Inc. and The Chase
          Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner
          Telecom LLC's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1998)*
 4.4     --Indenture between Time Warner Telecom Inc. and The Chase Manhattan
          Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the
          Company's Registration Statement on Form S-3 (Registration No. 333-
          49818)) *
 10.1    --Lease between Quebec Court Joint Venture No. 2, Landlord, and
          Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994 (filed as Exhibit 10.1 to Time Warner Telecom LLC's Registration Statement
          on Form S-1 (Registration No. 333-53553))*
 10.2    --Agreement for Assignment of Lease, dated September 12, 1997, between
          Ingram Micro Inc. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.2 to Time Warner Telecom LLC's Registration Statement
          on Form S-1 (Registration No. 333-53553))*
 10.3    --First Amendment to Lease, dated October 15, 1997, by CarrAmerica
          Realty, L.P. and Time Warner Communications Holdings Inc. (filed as
          Exhibit 10.3 to Time Warner Telecom LLC's Registration Statement on
          Form S-1 (Registration No. 333-53553))*
 10.4    --Time Warner Telecom Inc. 1998 Stock Option Plan as amended December
          8, 1999 (filed as Exhibit 10.4 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-49439))*

 10.5  --Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1999)*
 10.6  --Employment Agreement between the Company and Paul B. Jones (filed as
        Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
 10.7  --Employment Agreement between the Company and A. Graham Powers (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
        year ended December 31, 1999)*
 10.8  --Employment Agreement between the Company and David Rayner (filed as
        Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
 10.9  --Employment Agreement between the Company and John T. Blount (filed as
        Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
 10.10 --Employment Agreement between the Company and Michael Rouleau (filed as
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
 10.11 --Employment Agreement between the Company and Julie Rich (filed as
        Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
 10.12 --Employment Agreement between the Company and Raymond Whinery (filed as
        Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
 10.13 --Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
 10.14 --Trade Name License Agreement (filed as Exhibit 10.4 to Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1998)*
 10.15 --Master Capacity Agreement between MCImetro Access Transmission
        Services, Inc. and Time Warner Communications dated September 9, 1994, as amended on September 9, 1999 and August 28, 1997 (filed as Exhibit
        10.12 to the Company's Registration Statement on Form S-1 (Registration
        No. 333-49439))*
 10.16 --Employment Agreement between the Company and Patricia Gorman
 10.17 --Time Warner Telecom Inc. Employee Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-
        48084)*
 10.18 --Amended and Restated Credit Agreement among Time Warner Telecom Inc.,
        Time Warner Telecom Holdings Inc., the several lenders from time to time parties thereto, The Chase Manhattan Bank, Bank of America, N.A.,
        Morgan Stanley Senior Funding, Inc. and ABN Amro Bank N.V.
 21    --Subsidiaries of the Company
 23    --Consent of Ernst & Young LLP, Independent Auditors
--------
*  Incorporated by reference.

   (b) Reports on Form 8-K.

 14.1  --Form 8-K filed September 18, 2000 reporting the execution of the Asset
        Purchase Agreement dated September 11, 2000 among Time Warner Telecom
        Inc., GST Telecommunications, Inc., GST USA Inc., and other parties identified on Exhibit A thereto
 14.2 --Form 8-K filed November 1, 2000 reporting the November 1, 2000 investor presentation including financial information
 14.3 --Form 8-K (A) filed November 8, 2000 reporting supplemental information regarding the GST acquisition including the historical financial statements of GST and pro-forma financial statements that give effect to the acquisition by Time Warner Telecom of substantially all of the assets of GST

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

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

Signature                                        Title                   Date
---------                                        -----                   ----

(i) Principal Executive Officer

       /s/ Larissa L. Herda            President and Chief          March 28, 2001
______________________________________  Executive Officer and
           Larissa L. Herda             Representative

(ii) Principal Financial Officer

       /s/ David J. Rayner             Senior Vice President and    March 28, 2001
______________________________________  Chief Financial Officer
           David J. Rayner

(iii) Principal Accounting Officer

         /s/ Jill Stuart               Vice President, Accounting   March 28, 2001
______________________________________  and Finance and Chief
             Jill Stuart                Accounting Officer

(iv) Directors

        /s/ Glenn A. Britt             Director                     March 28, 2001
______________________________________
            Glenn A. Britt

        /s/ Bruce Claflin              Director                     March 28, 2001
______________________________________
            Bruce Claflin

      /s/ Richard J. Davies            Director                     March 28, 2001
______________________________________
          Richard J. Davies

       /s/ Spencer B. Hays             Director                     March 28, 2001
______________________________________
           Spencer B. Hays


       /s/ Larissa L. Herda            Director                     March 28, 2001
______________________________________
           Larissa L. Herda

          /s/ Lisa Hook                Director                     March 28, 2001
______________________________________
              Lisa Hook

         /s/ Robert Miron              Director                     March 28, 2001
______________________________________
             Robert Miron

     /s/ William T. Schleyer           Director                     March 28, 2001
______________________________________
         William T. Schleyer

      /s/ Theodore H. Schell           Director                     March 28, 2001
______________________________________
          Theodore H. Schell

                            TIME WARNER TELECOM INC.

            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Audited Financial Statements:
  Report of Independent Auditors..........................................  F-2
  Consolidated Balance Sheets at December 31, 2000 and 1999...............  F-3
  Consolidated and Combined Statements of Operations for the years ended
   December 31, 2000, 1999, and 1998......................................  F-4
  Consolidated and Combined Statements of Cash Flows for the years ended
   December 31, 2000, 1999, and 1998......................................  F-5
  Consolidated and Combined Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2000, 1999, and 1998..................  F-6
  Notes to Consolidated and Combined Financial Statements.................  F-7

Schedule II--Valuation of Qualifying Accounts............................. F-24

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Time Warner Telecom Inc:

   We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated and combined statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed on the index at page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Denver, Colorado
February 2, 2001

                            TIME WARNER TELECOM INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                            2000       1999
                                                         ----------  ---------
                                                             (amounts in
                                                          thousands, except
                                                            share amounts)
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $   71,739     90,586
  Cash held in escrow...................................    179,000        --
  Marketable debt securities (note 3)...................      3,496    173,985
  Receivables, less allowances of $17,610 and $7,857,
   respectively.........................................     83,027     52,652
  Prepaid expenses......................................      2,505      2,938
                                                         ----------  ---------
    Total current assets................................    339,767    320,161
                                                         ----------  ---------

Property, plant and equipment...........................  1,195,744    868,770
  Less accumulated depreciation.........................   (283,572)  (191,664)
                                                         ----------  ---------
                                                            912,172    677,106
                                                         ----------  ---------
Intangible and other assets, net of accumulated
 amortization (notes 1 and 2)...........................    101,397     45,745
                                                         ----------  ---------
    Total assets........................................ $1,353,336  1,043,012
                                                         ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   72,041     64,678
  Deferred revenue......................................     53,286     37,913
  Accrued taxes, franchise and other fees...............     40,343     23,280
  Accrued interest......................................     19,904     17,983
  Accrued payroll and benefits..........................     23,651     13,945
  Payable to Time Warner Cable (note 5).................      4,161      5,085
  Other current liabilities.............................     71,331     26,459
                                                         ----------  ---------
    Total current liabilities...........................    284,717    189,343
                                                         ----------  ---------
Long-term debt and capital lease obligations (notes 4
 and 8).................................................    585,107    403,627

Deferred income taxes (note 6)..........................     11,745     27,126
Stockholders' equity (note 1):
  Preferred stock, $0.01 par value, 20,000,000 shares
   authorized, no shares issued and outstanding.........        --         --
  Class A common stock, $0.01 par value, 277,300,000
   shares authorized, 33,702,461 and 23,543,422 shares
   issued and outstanding in 2000 and 1999,
   respectively.........................................        337        235
  Class B common stock, $0.01 par value, 162,500,000
   shares authorized, 72,226,500 and 81,214,285 shares
   issued and outstanding in 2000 and 1999,
   respectively.........................................        722        812
  Additional paid-in capital............................    601,081    559,950
  Accumulated other comprehensive income, net of taxes..      6,492        --
  Accumulated deficit...................................   (136,865)  (138,081)
                                                         ----------  ---------
    Total stockholders' equity..........................    471,767    422,916
                                                         ----------  ---------
    Total liabilities and stockholders' equity.......... $1,353,336  1,043,012
                                                         ==========  =========

                            See accompanying notes.

                            TIME WARNER TELECOM INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2000, 1999, and 1998

                                                      2000     1999     1998
                                                    --------  -------  -------
                                                     (amounts in thousands,
                                                        except per share
                                                            amounts)
Revenue:
  Dedicated transport services....................  $263,913  152,468   84,024
  Switched services...............................   223,421  116,285   37,848
                                                    --------  -------  -------
    Total revenue.................................   487,334  268,753  121,872
                                                    --------  -------  -------
Costs and expenses(a):
  Operating.......................................   184,995  117,567   67,153
  Selling, general and administrative.............   170,722  113,389   77,401
  Depreciation and amortization...................    95,295   68,785   50,717
                                                    --------  -------  -------
    Total costs and expenses......................   451,012  299,741  195,271
                                                    --------  -------  -------

Operating income (loss)...........................    36,322  (30,988) (73,399)

Interest expense(a)...............................   (41,230) (45,264) (29,198)
Interest income...................................    10,821   16,589    9,731
Equity in income of unconsolidated affiliate (note
 2)...............................................       --       202      127
                                                    --------  -------  -------

Net income (loss) before income taxes.............     5,913  (59,461) (92,739)

Income tax expense (note 6).......................     4,697   29,804      --
                                                    --------  -------  -------

Net income (loss).................................  $  1,216  (89,265) (92,739)
                                                    ========  =======  =======
Basic and diluted earnings (loss) per common
 share............................................  $   0.01    (0.93)   (1.14)
                                                    ========  =======  =======
Weighted average shares outstanding:
  Basic...........................................   105,391   95,898   81,250
                                                    ========  =======  =======
  Diluted.........................................   108,452   95,898   81,250
                                                    ========  =======  =======

(a) Includes expenses resulting from transactions with affilitates (note 5):

  Operating.......................................  $  2,727    2,513    2,041
                                                    ========  =======  =======
  Selling, general and administrative.............  $  1,550    1,579    5,063
                                                    ========  =======  =======
  Depreciation and amortization...................  $ 11,343   10,792    9,010
                                                    ========  =======  =======
  Interest expense................................  $    --     5,078   11,582
                                                    ========  =======  =======


                            See accompanying notes.

                           TIME WARNER TELECOM INC.

              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2000, 1999, and 1998

                                                 2000       1999       1998
                                               ---------  ---------  ---------
                                                  (amounts in thousands)
Cash flows from operating activities:
 Net income (loss)............................ $   1,216    (89,265)   (92,739)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization...............    95,295     68,785     50,717
  Amortization of deferred debt issue costs...     1,652      1,250        --
  Equity in income of unconsolidated
  affiliate...................................       --        (202)      (127)
  Deferred income tax expense.................     3,338     29,804        --
  Changes in operating assets and liabilities,
   net of the effect of acquisitions:
   Receivables and prepaid expenses...........   (29,942)   (22,384)   (17,808)
   Accounts payable...........................     7,363     27,491      6,037
   Accrued interest...........................     1,921        650     20,732
   Payable to Time Warner Cable...............      (924)   (11,716)    16,801
   Accrued payroll and benefits...............     9,706      5,124      2,488
   Other current liabilities..................    75,634     44,698     16,882
   Other balance sheet changes................       --         --      (3,326)
                                               ---------  ---------  ---------
    Net cash provided by (used in) operating
    activities................................   165,259     54,235       (343)
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures........................  (320,703)  (221,224)  (126,023)
  Cash paid for acquisitions, net of cash
  acquired....................................   (10,000)    (2,565)    (1,204)
  Purchases of marketable debt securities.....   (95,199)  (290,811)  (286,356)
  Proceeds from maturities of marketable debt
  securities..................................   265,688    367,683     35,500
  Other investing activities...................   (18,378)       --         --
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (178,592)  (146,917)  (378,083)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Net proceeds from issuance of debt...........   179,000        --     387,500
 Deferred debt issue costs....................   (21,457)       --         --
 Net proceeds from issuance of common stock
  upon exercise of stock options..............    14,068      3,806        --
 Net proceeds from issuance of common stock in
  connection with the employee stock purchase
  plan........................................     3,992        --         --
 Payment of capital lease obligations.........    (2,117)      (174)       --
 Net proceeds from initial public offering....       --     270,182        --
 Repayment of loans to Former Parent
  Companies...................................       --    (180,018)       --
 Repayment of acquired debt...................       --     (15,668)       --
 Proceeds of loans from Former Parent
  Companies...................................       --         --      96,066
                                               ---------  ---------  ---------
    Net cash provided by financing
    activities................................   173,486     78,128    483,566
                                               ---------  ---------  ---------
    Increase (decrease) in cash, cash
    equivalents, and cash held in escrow......   160,153    (14,554)   105,140
    Cash, cash equivalents, and cash held in
    escrow at beginning of year...............    90,586    105,140        --
                                               ---------  ---------  ---------
    Cash, cash equivalents, and cash held in
    escrow at end of year..................... $ 250,739     90,586    105,140
                                               ---------  ---------  ---------
Supplemental disclosures of cash flow
 information:
    Cash paid for interest.................... $  41,785     47,011        --
                                               ---------  ---------  ---------
    Tax benefit related to exercise of non-
    qualified stock options................... $  23,083      2,678        --
                                               ---------  ---------  ---------
    Cash paid for income taxes................ $     615        168        181
                                               =========  =========  =========

  Supplemental schedule for noncash investing and financing activities:
  In 1999, Time Warner Telecom Inc. (the "Company") issued Class A common stock aggregating $27.9 million to purchase the common stock of Internet Connect, Inc. and MetroComm, Inc.

  In 2000 and 1999, the Company incurred capital lease obligations of $6.3 million and $3.7 million for the purchase of fiber, equipment, and furniture leases.

                            See accompanying notes.

                            TIME WARNER TELECOM INC.

    CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2000, 1999, and 1998

                                 Common Stock                      Accumulated
                          ----------------------------                other
                             Class A       Class B     Additional comprehensive                 Total
                          ------------- --------------  paid-in      income,    Accumulated stockholders'
                          Shares Amount Shares  Amount  capital   net of taxes    deficit      equity
                          ------ ------ ------  ------ ---------- ------------- ----------- -------------
                                                      (amounts in thousands)
Balance at January 1,
 1998...................     --   $--   81,250   $813    554,994        --       (255,417)     300,390
 Net loss prior to
  Reorganization........     --    --      --     --         --         --        (43,923)     (43,923)
                          ------  ----  ------   ----   --------      -----      --------      -------
                             --    --   81,250    813    554,994        --       (299,340)     256,467
 Effect of
  Reorganization (note
  1)....................     --    --      --     --    (299,340)       --        299,340          --
 Net loss after
  Reorganization........     --    --      --     --         --         --        (48,816)     (48,816)
                          ------  ----  ------   ----   --------      -----      --------      -------
Balance at December 31,
 1998...................     --    --   81,250    813    255,654        --        (48,816)     207,651
 Initial public offering
  net of offering
  expenses of $19,618
  (note 1)..............  20,700   207     --     --     269,975        --            --       270,182
 Issuance of common
  stock for acquisitions
  (note 2)..............   2,498    25     --     --      27,839        --            --        27,864
 Issuance of common
  stock upon exercise of
  stock options.........     309     2     --     --       6,482        --            --         6,484
 Conversion of shares by
  related party.........      36     1     (36)    (1)       --         --            --           --
 Net loss...............     --    --      --     --         --         --        (89,265)     (89,265)
                          ------  ----  ------   ----   --------      -----      --------      -------
Balance at December 31,
 1999...................  23,543   235  81,214    812    559,950        --       (138,081)     422,916
Change in unrealized
 holding gain
 for available-for-sale
 security, net
 of taxes...............     --    --      --     --         --       6,492           --         6,492
Net income..............     --    --      --     --         --         --          1,216        1,216
                                                                                               -------
 Comprehensive income...                                                                         7,708
                                                                                               -------
Shares issued for cash
 in connection with the
 exercise of stock
 options................   1,080    11     --     --      37,140        --            --        37,151
Shares issued for cash
 in connection with the
 employee stock purchase
 plan...................      92     1     --     --       3,991        --            --         3,992
Conversion of shares by
 related party (note
 1).....................   8,987    90  (8,987)   (90)       --         --            --           --
                          ------  ----  ------   ----   --------      -----      --------      -------
Balance at December 31,
 2000...................  33,702  $337  72,227   $722    601,081      6,492      (136,865)     471,767
                          ======  ====  ======   ====   ========      =====      ========      =======


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

   TWE and TWE-A/N are owned as follows:

  (1) TWE is a partnership of subsidiaries of Time Warner and AT&T Corp. ("AT&T"), as successor by merger to MediaOne Group, Inc. ("MediaOne"); and

  (2) TWE-A/N is a partnership of TWE, Time Warner, and Advance/Newhouse Partnership ("Advance").

   On July 14, 1998, Time Warner Telecom LLC ("TWT LLC") succeeded to the ownership of the Company's business. At that time, Time Warner, MediaOne, and Advance (collectively referred to as the "Class B Stockholders") formed TWT LLC to acquire the assets and liabilities of the Company's business from the Former Parent Companies and to conduct the offering on July 21, 1998 of $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes"). In the transaction, referred to as the "Reorganization," the Class B Stockholders (either directly or through subsidiaries) became the owners of all the limited liability company interests in TWT LLC. The Reorganization has been reflected as of July 1, 1998 for accounting purposes.

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

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A common stock at a price of $14 per share (the "IPO"). The IPO generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the Former Parent Companies (see note 5). The IPO proceeds remaining

                           TIME WARNER TELECOM INC.

after repayment of that indebtedness were used to repay assumed debt from acquisitions and to fund capital expenditures.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2000, the Class B Stockholders had approximately 95.5% of the combined voting power of the outstanding common stock.

   The Company also is authorized to issue shares of Preferred Stock. The Company's Board of Directors has the authority to establish the voting powers, the preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 2000.

   MediaOne completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company, 8,987,785 of which were converted from shares of Class B common stock. As a result of this transaction, MediaOne was no longer entitled to appoint three members to the Company's Board of Directors and the three directors designated by MediaOne have resigned. After the transaction, MediaOne held 6,289,842 shares of Class B common stock, representing 6.0% of the Company's total outstanding common stock and 8.3% of the total voting power. The Company did not receive any proceeds nor did its total shares outstanding change as a result of this transaction.

   On June 15, 2000, MediaOne merged with AT&T. As a result of the merger, the Class B common stock previously beneficially owned by a MediaOne subsidiary is beneficially owned by AT&T, since that subsidiary has become a wholly-owned subsidiary of AT&T. However, the transaction does not affect the rights of that subsidiary as a Class B Stockholder.

   On January 25, 2001, the Company completed a secondary public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the "Secondary Offering"). The Secondary Offering generated $533.1 million in estimated proceeds for the Company, net of underwriting discounts and expenses. After the Secondary Offering, the Class B Stockholders as a group had approximately 94.6% of the combined voting power of the outstanding common stock. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes"). The Company used all of the net proceeds from the Secondary Offering and a portion of the net proceeds from the offering of the 10 1/8% Senior Notes to repay the $700 million senior unsecured bridge facility, that initially financed the acquisition of substantially all of the assets of GST Telecommunications, Inc. ("GST") (see note 2). The remaining net proceeds from the offering of the 10 1/8% Senior Notes will be used for capital expenditures, working capital, and general corporate purposes. On February 14, 2001, the Company initiated an offer to the holders of the 10 1/8% Senior Notes to exchange their Senior Notes for new Senior Notes that have been registered under the Securities Act of 1933 with the same financial terms as the originally issued notes. The exchange offer expired March 23, 2001. The Company expects that most of the holders of the originally issued 10 1/8% Senior Notes exchanged their notes pursuant to the offer.

   On January 11, 2001, Time Warner merged with America Online, Inc. ("AOL") in a stock-for-stock transaction that created a new company called AOL Time Warner Inc. As a result of the merger, both AOL and Time Warner became wholly-owned subsidiaries of AOL Time Warner Inc. The Class B common stock

                           TIME WARNER TELECOM INC.

beneficially owned by Time Warner is now beneficially owned by AOL Time Warner Inc. and its subsidiaries. However, the transaction did not affect the rights of Time Warner subsidiaries as Class B Stockholders.

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

 Cash and Cash Equivalents

   Prior to July 14, 1998, the Company did not maintain any cash or cash equivalents since all funding of the Company's operating, investing and financing activities was provided by capital contributions from the Former Parent Companies or by subordinated loans payable to the Former Parent Companies (see note 5). Funding consisted of subordinated loans during the period from July 1, 1997 through July 14, 1998, and remained outstanding until May 14, 1999. The capital contributions of the Former Parent Companies, which are non-interest bearing, have been included in additional paid-in capital. Prior to repayment of the subordinated loans in May 1999, the subordinated loans, including accrued interest, had been reflected as long-term liabilities in the accompanying consolidated balance sheets.

   The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

 Investments

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

   Management determines the appropriate classification of marketable debt securities at the time of purchase and reevaluates the designation as of each balance sheet date. Marketable debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and adjusted for amortization of premiums and accretion of discounts to

                           TIME WARNER TELECOM INC.

maturity. Amortization is included in interest income. Interest on marketable securities classified as held-to-maturity is included in interest income.

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

   At December 31, 2000, the fair value of the Company's available-for-sale security was $13.9 million. The unrealized holding gain on this marketable equity security is reported as accumulated other comprehensive income, net of taxes, in the accompanying consolidated financial statements. As of December 31, 2000, the unrealized holding gain on this security was $6.5 million, net of taxes. There were no sales of marketable securities for the years ended December 31, 2000, 1999, and 1998, respectively.

   Investments in entities in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. During the first quarter of 1999, the Company's investment in unconsolidated affiliates consisted solely of a 50% investment in MetroComm AxS, L.P. ("MetroComm L.P."), a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee were included in the consolidated balance sheets, and only the Company's share of the investee's income (losses) was included in the consolidated and combined statements of operations. During the second quarter of 1999, the remaining 50% of MetroComm L.P. was acquired (see note 2) and, accordingly, is accounted for on a consolidated basis as of May 31, 1999.

 Receivables

   The Company does not require significant collateral for telecommunication services provided to customers. However, the Company performs ongoing credit evaluations of its customers' financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all accounts receivable. The provision for doubtful accounts was $16.0 million, $6.7 million, and $2.0 million for 2000, 1999, and 1998, respectively.

 Property, Plant, and Equipment

   Property, plant, and equipment are recorded at cost. Construction costs, labor, and applicable overhead related to the development, installation, and expansion of the Company's networks, and interest costs related to construction are capitalized. Capitalized interest was $4.1 million for 2000. During 1999 and 1998, interest capitalized was not significant. Repairs and maintenance costs are charged to expense when incurred.

   The Company licenses the right to use the majority of its fiber optic capacity from Time Warner Cable. The cost of these rights, which are prepaid by the Company, is capitalized and reflects an allocable share of Time Warner Cable's costs, which prior to the Reorganization, generally reflected the incremental costs incurred by Time Warner Cable to construct the fiber for the Company. Subsequent to the Reorganization, the Company pays for its allocable share of the cost of fiber and construction incurred by Time Warner Cable in routes where they are in joint construction. In routes where the Company is not in joint construction with Time Warner Cable, the

                           TIME WARNER TELECOM INC.

Company pays for the full cost of construction. Depreciation is provided on the straight-line method over estimated useful lives as follows:

   Buildings and improvements........................................ 5-20 years
   Communications networks........................................... 5-15 years
   Vehicles and other equipment...................................... 3-10 years
   Fiber optic right to use..........................................   15 years

   Property, plant, and equipment consist of:

                                                              December 31,
                                                           --------------------
                                                              2000       1999
                                                           ----------  --------
                                                               (amounts in
                                                               thousands)
   Buildings and improvements............................. $   22,156    15,741
   Communications networks................................    816,651   556,054
   Vehicles and other equipment...........................    110,167    91,666
   Fiber optic right to use...............................    246,770   205,309
                                                           ----------  --------
                                                            1,195,744   868,770
   Less accumulated depreciation..........................   (283,572) (191,664)
                                                           ----------  --------
     Total................................................ $  912,172   677,106
                                                           ==========  ========

 Intangible Assets

   Intangible assets primarily consist of goodwill, deferred debt issue costs, deferred right-of-way costs, and covenants not to compete, which are amortized over periods of 10 to 20 years using the straight-line method. Amortization expense amounted to $5.0 million, $2.7 million, and $2.3 million for 2000, 1999, and 1998, respectively. Accumulated amortization of intangible assets at December 31, 2000 and 1999 amounted to $12.0 million and $7.0 million, respectively.

 Impairment of Long-Lived Assets

   The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. If an impairment adjustment is deemed necessary, the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from the estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

 Revenue

   The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local, switched, long distance, data, and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies, and governmental entities.

   Revenue for dedicated transport services and dedicated Internet access is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for switched services, data and Internet services, and long distance are generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and

                           TIME WARNER TELECOM INC.

estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period the services are provided.

   Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in cases where the revenue is under dispute. Under several of its contracts, the LECs have disputed the payment of reciprocal compensation for traffic terminating to ISP customers contending that such traffic was not local. As a result, the Company initiated the dispute resolution process under the applicable contracts to collect these amounts and, where it was unable to resolve those disputes with the LEC, filed complaints with various public utility commissions ("PUCs"). Several of these disputes were resolved in favor of the Company and are no longer subject to appeal, but some favorable decisions by these state PUCs have subsequently been appealed by the LECs. While the Company believes that these disputes will ultimately be resolved in its favor, the Company only recognizes revenue on a portion of the cash received and defers recognition of a significant portion of this revenue pending outcome of the dispute. In addition, the payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. Switched services revenue for 2000 and 1999 includes the recognition of $27.3 million and $7.6 million, respectively, of non-recurring reciprocal compensation. A significant portion of the non-recurring reciprocal revenue recognized during 2000 was a result of the resolution of certain cases involving reciprocal compensation disputes. As of December 31, 2000, the Company had deferred recognition of $41.0 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. The Company pays reciprocal compensation expense to other LECs for local exchange traffic it terminates on the LECs facilities. These costs are recognized as incurred and are reported as a component of operating expenses in the accompanying consolidated and combined statements of operations.

 Significant Customers

   The Company has substantial business relationships with a few large customers, including the major long distance carriers. For both the years ended December 31, 2000 and 1999, the Company's top 10 customers accounted for and 48% of the Company's consolidated and combined revenue. WorldCom, Inc. ("WorldCom") accounted for more than 10% of the Company's total revenue, or $55.0 million, in 2000; AT&T accounted for more than 10% of the Company's total revenue, or $34.7 million, in 1999; and AT&T and WorldCom accounted for more than 10% of the Company's total revenue, or $28.9 million, in 1998. However, a substantial portion of this revenue results from traffic that is directed to the Company by the Company's customers who have selected AT&T or WorldCom as their long distance provider.

 Segment Reporting

   The Company operates in 24 service areas and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers the same products and services, have similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company's executives, allowing the 24 service areas to be aggregated, resulting in one reportable line of business.

                           TIME WARNER TELECOM INC.

 Earnings (Loss) Per Common Share and Potential Common Share

   The Company computes earnings (loss) per common share in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures to present basic and diluted earnings per share ("EPS"). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

   Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

   The diluted earnings per share for the year ended December 31, 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

   The diluted loss per common share for the years ended December 31, 1999 and 1998 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

   Options to purchase 473,000, 8,174,000, and 5,811,000 shares of the Company's common stock outstanding at December 31, 2000, 1999, and 1998 were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

   Set forth below is a reconciliation of the basic and diluted earnings
(loss) per share for each period:


                                                   Years Ended December 31,
                                                   -------------------------
                                                     2000    1999     1998
                                                   -------- -------  -------
                                                    (amounts in thousands,
                                                       except per share
                                                           amounts)
   Net income (loss) for basic and diluted
    earnings (loss) per share..................... $  1,216 (89,265) (92,739)
                                                   ======== =======  =======
   Weighted-average number of shares--basic.......  105,391  95,898   81,250

   Dilutive effect of stock options...............    3,061     --       --
                                                   -------- -------  -------
   Weighted-average number of shares--diluted.....  108,452  95,898   81,250
                                                   ======== =======  =======
   Earnings (loss) per share:
     Basic........................................     0.01   (0.93)   (1.14)
                                                   ======== =======  =======
     Diluted......................................     0.01   (0.93)   (1.14)
                                                   ======== =======  =======

 Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

   Certain prior year amounts have been reclassified for comparability with the 2000 presentation.

                           TIME WARNER TELECOM INC.

 New Accounting Pronouncements

   As of January 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoption of SAB 101 did not have a material effect on the Company's financial condition, results of operations, or cash flows.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which is required to be adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133's hedge criteria will either be offset through income or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not historically invested in derivative instruments and the adoption of SFAS 133 on January 1, 2001 is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

2. Acquisitions

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an Internet service provider, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, the Company's predecessor, approximately $3.5 million in net cash, and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company that were placed in escrow and are being released to the former Internet Connect, Inc. shareholders over a period of three years, beginning in April 2000. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $690,000 and $462,000 for the years ended December 31, 2000 and 1999, respectively.

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm, the Company acquired the 50% interest of MetroComm, L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio are now reported under the new entity. The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $1.9 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively.

   The two acquisitions completed during 1999 were summarized as follows (amounts in thousands):

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
                                                                       ========

   Since both 1999 acquisitions are accounted for as purchases, the results of operations of Internet Connect, Inc. and MetroComm are consolidated with the Company's results of operations from their respective acquisition

                           TIME WARNER TELECOM INC.

dates. Had both acquisitions occurred on January 1, 1998, revenue, net loss, and basic and diluted loss per common share would not have been materially different for 1998 and 1999.

   On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy (the "GST Acquisition") for cash consideration of $627 million, including a $10 million deposit paid in 2000, plus the payment of certain liabilities and fees of $42 million and the assumption of a $21 million obligation to complete certain fiber networks, for a total purchase price of $690 million. As a result of this acquisition, the Company added 15 markets, 4,210 route miles, 227,674 fiber miles, and service to 345 on-net buildings in the western United States. This transaction will be accounted for under the purchase method of accounting.

3. Marketable debt securities

   The Company's marketable debt securities portfolio includes shares of money market mutual funds and corporate debt securities. All of the Company's marketable debt securities are categorized as "held-to-maturity" and carried at amortized cost.

   Marketable debt securities at December 31, 2000 and 1999 were as follows:

                                                                  2000    1999
                                                                 ------- -------
                                                                   (amounts in
                                                                   thousands)
Cash equivalents:
  Shares of money market mutual funds........................... $   204   4,510
  Corporate and municipal debt securities.......................  68,652  77,267
                                                                 ------- -------
                                                                  68,856  81,777
                                                                 ------- -------
Marketable debt securities:
  Certificates of deposit with banks............................     --   54,797
  Corporate and municipal debt securities.......................   3,496 119,188
                                                                 ------- -------
                                                                   3,496 173,985
                                                                 ------- -------
    Total marketable debt securities............................ $72,352 255,762
                                                                 ======= =======

   The estimated fair value of the marketable debt securities is not materially different from the amortized cost.

4. Long-Term Debt

   The 9 3/4% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the 9 3/4% Senior Notes totaled approximately $40.2 million, $40.3 million, and $17.9 million for 2000, 1999, and 1998, respectively. At December 31, 2000, the fair market value for the $400 million of 9 3/4% Senior Notes was $368 million, based on market prices.

   On April 10, 2000, the Company executed a $475 million Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the Revolver commencing on December 31, 2004, and borrowings will be at the Eurodollar rate plus a margin of up to 2.75%, depending on financial metrics. It is anticipated that the Revolver will primarily be used for the build-out of the Company's network and working capital needs. At December 31, 2000, the undrawn available commitment under the Revolver was $475 million.

                           TIME WARNER TELECOM INC.

   In connection with the GST Acquisition and the Company's capital expenditure plans, the Company obtained commitments for $1.225 billion of additional financing to increase its total commitments to $1.7 billion. The Company replaced its Revolver with an amended and restated senior secured credit facility (the "Credit Facility") providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST Acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001 with the net proceeds from the Secondary Offering and a portion of the net proceeds from the sale of the 10 1/8% Senior Notes. In December 2000, the Company was required to draw and hold in escrow, $179 million of the Credit Facility until the closing of the GST Acquisition, at which time the draw increased to $250 million. The net interest expense for the funds held in escrow in 2000 was not material.

   The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $3.0 million for 2000 and has been classified as a component of interest expense in the accompanying consolidated and combined statements of operations.

   The 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the $250 million drawn on the senior secured term loan facilities are governed by Indentures that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

   Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the assets acquired from GST, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. The Credit Facility requires the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the Credit Facility are subject to various covenants that limit the Company's ability to:

  . borrow and incur liens on its property;

  . pay dividends or make other distributions; and

  . make capital expenditures.

   The Credit Facility also contains financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, a consolidated debt service coverage ratio, and a consolidated debt default, including cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes.

5. Related Party Transactions

   In the normal course of business, the Company engages in various transactions with Time Warner Cable, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

   The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through

                           TIME WARNER TELECOM INC.

the use of fiber capacity licensed from Time Warner Cable. Under this licensing arrangement, the Company paid Time Warner Cable $2.2 million, $16.8 million, and $23.8 million for 2000, 1999, and 1998, respectively. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $11.3 million, $10.8 million, and $9.0 million for 2000, 1999, and 1998, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated and combined statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance, conduit rental, and pole rental costs, which aggregated $2.7 million, $2.5 million, and $2.0 million for 2000, 1999, and 1998, respectively.

   The Company's operations, which in certain cases are co-located with Time Warner Cable's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. Prior to the Reorganization, the allocations were based on direct labor, total expenses, or headcount relative to each operating unit. The Company also allocated rent based on the square footage of space occupied by the Company at Time Warner Cable's facilities. After the Reorganization, these costs are based on contracts with Time Warner Cable. These charges aggregated approximately $1.6 million, $1.6 million, and $2.1 million for 2000, 1999, and 1998, respectively.

   During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from the Former Parent Companies. These loans remained outstanding, accruing interest, through May 14, 1999. The loans bore interest (payable in kind) at Chase's prime rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to these loans totaled approximately $5.1 million and $11.6 million for 1999 and 1998, respectively. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

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

   Benefits under the TW Pension Plan are determined based on formulas which reflect employees' years of service and compensation levels during their employment period. Total pension cost aggregated $1.1 million for 1998.

   Benefit costs under the MediaOne Pension Plan for certain employees of the Company aggregated $0.8 million for 1998.

   The Company's contributions to the Savings Plan represented up to 6.67% of the employees' compensation during the plan year. Defined contribution plan expense aggregated $1.0 million for 1998.

   As of January 1, 1999, the Company did not participate in the TW Pension Plan, the MediaOne Pension Plan, or the Savings Plan because the Company adopted its own benefit plans (see note 9). The Company has no future obligation to fund both the TW Pension Plan and the MediaOne Pension Plan.

6. Income Taxes

   On May 10, 1999, in conjunction with the Reconstitution, a one-time charge to earnings of $39.4 million was recorded to recognize the net deferred tax liability associated with the change from a limited liability

                            TIME WARNER TELECOM INC.

company to a corporation, as all of the Company's tax operating losses prior to May 10, 1999 were absorbed by the Former Parent Companies. The income tax expense for 2000 and 1999, shown below, includes the effect of the Reconstitution and the tax impact of operations from the date of the Reconstitution through December 31, 2000.

   Income tax expense for the years ended December 31, 2000 and 1999 is as follows:

                                                                    2000   1999
                                                                   ------ ------
                                                                    (amounts in
                                                                    thousands)
   Current:
     Federal...................................................... $  --     --
     State........................................................  1,359    --
                                                                   ------ ------
                                                                    1,359    --
                                                                   ------ ------
   Deferred:
     Federal......................................................  2,579 23,873
     State........................................................    759  5,931
                                                                   ------ ------
                                                                    3,338 29,804
                                                                   ------ ------
                                                                   $4,697 29,804
                                                                   ====== ======

   Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2000 and 1999 are as follows:

                                                                 2000  1999
                                                                 ----  -----
     Federal statutory income tax expense (benefit)............. 35.0% (35.0)%
     State income tax expense (benefit), net of federal income
      tax expense (benefit)..................................... 23.2   (2.1)
     Effect of net operating losses incurred prior to the
      Reconstitution............................................  --    18.5
     Effect of the initial deferred tax liability recorded at
      the time of the Reconstitution............................  --    66.4
     Goodwill amortization...................................... 18.2    0.9
     Other......................................................  3.0    1.4
                                                                 ----  -----
     Income tax expense......................................... 79.4%  50.1%
                                                                 ====  =====

                           TIME WARNER TELECOM INC.

   The tax effects of temporary differences that give rise to significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                2000     1999
                                                              --------  -------
                                                                (amounts in
                                                                 thousands)
   Deferred tax assets:
     Net operating loss carryforwards........................ $ 27,816    5,869
     Deferred revenue........................................   16,486      --
     Accrued liabilities.....................................    9,155    4,933
     Allowance for doubtful accounts.........................    8,730    3,159
     Other...................................................       47      --
                                                              --------  -------
       Total deferred tax assets............................. $ 62,234   13,961
                                                              --------  -------
   Deferred tax liabilities:
     Depreciation and amortization...........................  (69,615) (41,087)
     Unrealized gains........................................   (4,364)     --
                                                              --------  -------
       Total deferred tax liabilities........................  (73,979) (41,087)
                                                              --------  -------
       Net deferred tax liability............................ $(11,745) (27,126)
                                                              ========  =======

   At December 31, 2000, the Company had net operating loss carryforwards, since the Reconstitution, for federal income tax purposes, of approximately $69.4 million. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2020.

   The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized by recognition of future taxable amounts.

7. Option Plans--Common Stock and Stock Options

 Time Warner Telecom 1998 Employee Stock Option Plan

   The Company maintains an employee stock option plan that reserved 9,027,000 shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company's Board of Directors. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to this option plan.

   During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded and is being amortized on a straight-line basis over the four-year vesting period. In 2000 and 1999, stock compensation expense of approximately $525,000 and $88,000, respectively, was recorded for such options and are reported as a component of selling, general, and administrative expenses in the accompanying consolidated and combined statements of operations.

 Time Warner Telecom 2000 Employee Stock Plan

   The Company adopted an employee stock plan effective June 16, 2000, reserving 12,000,000 shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and

                           TIME WARNER TELECOM INC.

eligible employees under terms and conditions to be set by the Company's Board of Directors. The plan is subject to stockholder approval at the Company's 2001 Annual Meeting. The Board of Directors in 2000 only authorized the issuance of non-qualified stock options under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to this option plan.

 Valuation of the Time Warner Telecom 1998 Stock Option Plan and the Time Warner Telecom 2000 Employee Stock Plan

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

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rate of 6.5% during each period; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company's common stock of 0.80 and
0.74 for 2000 and 1999, respectively; and a weighted-average expected life of the option of five years during each period.

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

   The weighted-average fair value of options granted during 2000, 1999, and, 1998 was $39.83, $19.98, and $3.33, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share applicable to Class A common stock as if the company had used the fair value accounting provisions of SFAS No. 123 would be a loss of $42.3 million and $103.1 million and a loss per share of $0.40 and $1.07 for the years ended December 31, 2000 and 1999, respectively. The Company's shares were not publicly traded and no shares were exercisable as of December 31, 1998.

                           TIME WARNER TELECOM INC.

   A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                  2000                     1999                    1998
                         ------------------------ ----------------------- -----------------------
                                       Weighted                Weighted                Weighted
                                     Avg Exercise            Avg Exercise            Avg Exercise
                          Options       Price      Options      Price      Options      Price
                         ----------  ------------ ---------  ------------ ---------  ------------
Options outstanding at
 beginning of year......  8,174,057     $18.44    5,810,750     $12.00          --         --
Granted.................  3,822,111      60.26    2,950,750       29.9    6,115,250     $12.00
Exercised............... (1,079,719)     12.51     (309,849)     12.00          --         --
Forfeited...............   (471,045)     26.19     (277,594)     12.63     (304,500)    $12.00
Options outstanding at
 end of year............ 10,445,404      34.03    8,174,057      18.44    5,810,750     $12.00
Exercisable at end of
 year...................  2,304,582     $12.66    1,784,036     $12.00          --      $12.00

   Exercise prices for options outstanding and exercisable as of December 31, 2000, are as follows:

                             Options Outstanding                      Options Exercisable
              ------------------------------------------------- --------------------------------
  Range of         Number       Weighted Average    Weighted         Number          Weighted
  Exercise    Outstanding as of    Remaining        Average     Exercisable as of    Average
   Prices     December 31, 2000 Contractual Life Exercise Price December 31, 2000 Exercise Price
  --------    ----------------- ---------------- -------------- ----------------- --------------
$12.00-12.00      4,213,571           7.65           $12.00         2,171,669         $12.00
 14.00-34.50      2,483,973           8.81            32.10           123,697          21.89
 35.75-56.62        919,274           9.69            53.05             9,216          43.79
 56.63-61.00      2,315,936           9.59            60.84               --            0.00
 61.25-87.00        512,650           9.46            69.19               --            0.00
                 ----------                                         ---------
$12.00-87.00     10,445,404           8.62           $34.03         2,304,582         $12.66
                 ==========                                         =========

                           TIME WARNER TELECOM INC.

8. Commitments and Contingencies

   The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

   At December 31, 2000, commitments under capital and non-cancelable operating leases with terms in excess of one year were as follows:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
                                                                (amounts in
                                                                thousands)
   Year ended December 31:
     2001................................................... $ 3,140   15,662
     2002...................................................   2,910   14,321
     2003...................................................   1,001   13,077
     2004...................................................     390   12,066
     2005...................................................     368    9,805
     Thereafter.............................................   5,051   63,468
                                                             -------  -------
       Total minimum lease payments.........................  12,860  128,399
                                                                      =======
   Less amount representing interest........................   4,343
                                                             -------
   Present value of obligations under capital leases........   8,517

   Less current portion of obligations under capital
    leases..................................................   2,410
                                                             -------
   Obligations under capital leases, excluding current
    portion................................................. $ 6,107
                                                             =======

   The obligations under capital leases have been discounted at an imputed interest rate of 9.75%. Rental expense under operating leases aggregated $17.5 million, $9.4 million, and $7.0 million for 2000, 1999, and 1998, respectively.

   Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

9. Employee Benefit Plans

   Effective January 1, 1999, the Company adopted the "TWTC 401(k) by Time Warner Telecom" qualified retirement plan (the "401(k) Plan"). Employees who meet certain eligibility requirements may contribute up to 15% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company made a matching contribution of 100% of each employee's contribution up to a maximum of 5% of the employee's eligible compensation. Contributions to the 401(k) Plan aggregated $4.4 million and $3.3 million for 2000 and 1999, respectively.

   Effective January 1, 2000, the Company adopted the "Time Warner Telecom 2000 Qualified Stock Purchase Plan" (the "Stock Purchase Plan"). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation to be used to purchase shares of the Company's Class A common stock, up to an annual limit of $25,000 in the Company's Class A common stock, at a 15% discount to fair market value. Stock purchases occur twice a year on January 1 and July 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 750,000 shares of the Company's Class A common stock to participants in the Stock Purchase Plan. For

                           TIME WARNER TELECOM INC.

the year ended December 31, 2000, the Company issued 90,937 shares of Class A common stock under the Stock Purchase Plan for net proceeds of $4.0 million.

10. Quarterly Results of Operations (Unaudited)

   The following summarizes the Company's unaudited quarterly results of operations for 2000 and 1999:

                                               Three Months Ended
                                    -------------------------------------------
                                    March 31  June 30  September 30 December 31
                                    --------  -------  ------------ -----------
                                     (dollars in thousands, except per share
                                                    amounts)
Year Ended December 31, 2000
  Total revenue (1)................ $100,138  131,773    121,156      134,267
  Operating income.................    1,594   24,783      4,388        5,557
  Net income (loss)................   (2,860)   9,767     (2,325)      (3,366)
  Basic and diluted income (loss)
   per common share................    (0.03)    0.09      (0.02)       (0.03)
Year Ended December 31, 1999
  Total revenue (1)................   47,589   58,381     71,315       91,468
  Operating income (loss)..........  (15,536) (11,340)    (8,561)       4,449
  Net loss.........................  (24,642) (53,178)    (9,115)      (2,330)
  Basic and diluted loss per common
   share........................... $  (0.30)   (0.57)     (0.09)       (0.02)

--------
(1) Total revenue for the quarters ended March 31, 2000, June 30, 2000, and December 31, 1999 include the recognition of non-recurring settlements of reciprocal compensation of $3.9 million, $23.4 million, and $7.6 million, respectively.

   The total net income (loss) per share for the 2000 and 1999 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

                            TIME WARNER TELECOM INC.

                 SCHEDULE II--VALUATION OF QUALIFYING ACCOUNTS
                 Years Ended December 31, 2000, 1999, and 1998

                                               Additions/
                                    Balance at Charges to            Balance at
                                    Beginning  Costs and               End of
                                    Of Period   Expenses  Deductions   Period
                                    ---------- ---------- ---------- ----------
                                              (amounts in thousands)
For the Year ended December 31,
 2000:
  Allowance for doubtful accounts
   receivable......................   $7,857     15,974     (6,221)    17,610
                                      ======     ======     ======     ======
For the Year ended December 31,
 1999:
  Allowance for doubtful accounts
   receivable......................    2,692      6,735     (1,570)     7,857
                                      ======     ======     ======     ======
For the Year ended December 31,
 1998:
  Allowance for doubtful accounts
   receivable......................   $  776      2,020       (104)     2,692
                                      ======     ======     ======     ======