Form 10-Q
period 2001-03-31
TIME WARNER TELECOM INC
filed 2001-05-14
CIK 1057758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

Commission File Number 0-30218



                           TIME WARNER TELECOM INC.
                           ------------------------
            (Exact name of Registrant as specified in its charter)


       State of Delaware                                         84-1500624
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

        10475 Park Meadows Drive
          Littleton, Colorado                                      80124
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (303) 566-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]     No  [_]


The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of April 30, 2001 was:

     Time Warner Telecom Inc. Class A common stock  --  41,962,633 shares
     Time Warner Telecom Inc. Class B common stock  --  72,226,500 shares

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

         Item 1.   Financial Statements:
                   ---------------------

                   Consolidated and Condensed Balance Sheets at March 31,
                   2001 and December 31, 2000                                             1

                   Consolidated Statements of Operations for the three months
                   ended March 31, 2001 and 2000                                          2

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2001 and 2000                                          3

                   Consolidated Statement of Changes in Stockholders' Equity
                   for the three months ended March 31, 2001                              4

                   Notes to Consolidated and Condensed Financial Statements               5

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             12


Part II. Other Information
         -----------------

         Item 1.   Legal Proceedings                                                     23

         Item 2.   Changes in Securities and Use of Proceeds                             23

         Item 6.   Exhibits and Reports on Form 8-K                                      24

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS


                                                                                         March 31         December 31,
                                                                                           2001               2000
                                                                                        -----------      -------------
                                                                                        (unaudited)
                                                                                           (amounts in thousands,
                                                                                            except share amounts)
                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $   513,049             71,739
  Cash held in escrow.................................................................            -            179,000
  Marketable debt securities..........................................................       36,762              3,496
  Receivables, less allowances of $26,677 and $17,610, respectively...................       86,064             83,027
  Prepaid expenses....................................................................        4,552              2,505
  Deferred income taxes...............................................................       37,475             34,418
                                                                                        -----------      -------------
     Total current assets.............................................................      677,902            374,185
                                                                                        -----------      -------------


Property, plant and equipment.........................................................    1,981,644          1,195,744
  Less accumulated depreciation.......................................................     (325,564)          (283,572)
                                                                                        -----------      -------------
                                                                                          1,656,080            912,172
                                                                                        -----------      -------------

Intangible and other assets, net of accumulated amortization (notes 1 and 2)..........       90,281            101,397
                                                                                        -----------      -------------

     Total assets.....................................................................  $ 2,424,263          1,387,754
                                                                                        ===========      =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    65,947             72,041
  Deferred revenue....................................................................       64,987             53,286
  Other current liabilities...........................................................      213,460            159,390
                                                                                        -----------      -------------
     Total current liabilities........................................................      344,394            284,717
                                                                                        -----------      -------------

Long-term debt and capital lease obligations (note 3).................................    1,066,913            585,107

Deferred income taxes.................................................................       12,121             46,163

Stockholders' equity (note 1):
  Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
    shares issued and outstanding.....................................................            -                  -
  Class A common stock, $0.01 par value, 277,300,000 shares authorized,
    41,932,631 and 33,702,461 shares issued and outstanding in 2001
    and 2000, respectively............................................................          419                337
  Class B common stock, $0.01 par value, 162,500,000 shares authorized,
    72,226,500 shares issued and outstanding in 2000 and 2001.........................          722                722
  Additional paid-in capital..........................................................    1,160,512            601,081
  Accumulated other comprehensive income, net of taxes................................        4,754              6,492
  Accumulated deficit.................................................................     (165,572)          (136,865)
                                                                                        -----------      -------------

     Total stockholders' equity.......................................................    1,000,835            471,767
                                                                                        -----------      -------------

     Total liabilities and stockholders' equity.......................................  $ 2,424,263          1,387,754
                                                                                        ===========      =============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           2001           2000
                                                                        ----------     ----------
                                                                          (amounts in thousands,
                                                                         except per share amounts)
Revenue:
     Dedicated transport services.....................................  $  106,586         51,938
     Switched services................................................      66,541         48,200
                                                                        ----------     ----------
        Total revenue.................................................     173,127        100,138
                                                                        ----------     ----------

Costs and expenses (a):
     Operating........................................................      78,705         38,989
     Selling, general and administrative..............................      60,570         37,691
     Depreciation and amortization....................................      52,675         21,864
                                                                        ----------     ----------
        Total costs and expenses......................................     191,950         98,544
                                                                        ----------     ----------

Operating income (loss)...............................................     (18,823)         1,594

Interest expense......................................................     (34,736)        (9,727)
Interest income.......................................................       6,660          3,520
                                                                        ----------     ----------
Net loss before income taxes..........................................     (46,899)        (4,613)

Income tax benefit....................................................     (18,192)        (1,753)
                                                                        ----------     ----------

Net loss..............................................................  $  (28,707)        (2,860)
                                                                        ==========     ==========
Basic and diluted loss per common share                                 $    (0.26)         (0.03)
                                                                        ==========     ==========
Weighted average shares outstanding                                        111,813        104,975
                                                                        ==========     ==========
(a)  Includes expenses resulting from transactions with affilitates (note 4):

        Operating.....................................................  $      679            636
                                                                        ==========     ==========
        Selling, general and administrative...........................  $      384            303
                                                                        ==========     ==========
        Depreciation and amortization.................................  $    3,025          2,772
                                                                        ==========     ==========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                        --------------------------
                                                                                                           2001            2000
                                                                                                        ----------      ----------
                                                                                                           (amounts in thousands)
Cash flows from operating activities:
   Net loss.................................................................................            $  (28,707)         (2,860)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.........................................................                52,675          21,864
      Impairment of deferred debt issue costs...............................................                 5,814               -
      Amortization of deferred debt issue costs.............................................                 1,014              60
      Deferred income tax benefit...........................................................               (18,416)         (1,753)
      Changes in operating assets and liabilities, net of the effect of an acquisition:
         Receivables and prepaid expenses...................................................                 9,797          (7,353)
         Accounts payable, deferred revenue and other current liabilities...................                17,833           6,881
                                                                                                        ----------      ----------
            Net cash provided by operating activities.......................................                40,010          16,839
                                                                                                        ----------      ----------

Cash flows from investing activities:
   Capital expenditures.....................................................................               (95,608)        (62,329)
   Cash paid for an acquisition.............................................................              (651,689)              -
   Purchases of marketable securities.......................................................               (36,766)        (66,315)
   Proceeds from maturities of marketable securities........................................                 3,500         100,775
   Other investing activities...............................................................                 1,074          (3,000)
                                                                                                        ----------      ----------
           Net cash used in investing activities............................................              (779,489)        (30,869)
                                                                                                        ----------      ----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock...............................................               532,178               -
   Net proceeds from issuance of debt.......................................................             1,159,582               -
   Repayments of debt.......................................................................              (700,000)              -
   Net proceeds from issuance of common stock upon exercise of stock options................                 9,822           5,549
   Payment of capital lease obligations.....................................................                  (871)            (91)
   Net rebate of deferred debt issue costs..................................................                 1,078               -
                                                                                                        ----------      ----------
           Net cash provided by financing activities........................................             1,001,789           5,458
                                                                                                        ----------      ----------

           Increase (decrease) in cash, cash equivalents, and cash held in escrow...........               262,310          (8,572)

           Cash, cash equivalents, and cash held in escrow at beginning of period...........               250,739          90,586
                                                                                                        ----------      ----------
           Cash, cash equivalents, and cash held in escrow at end of period.................            $  513,049          82,014
                                                                                                        ==========      ==========

Supplemental disclosures of cash flow information:
          Cash paid for interest                                                                        $   29,852          19,164
                                                                                                        ==========      ==========
          Tax benefit related to exercise of non-qualified stock options....................            $   17,513           3,959
                                                                                                        ==========      ==========
          Cash paid for income taxes........................................................            $       75               -
                                                                                                        ==========      ==========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 2001
                                  (Unaudited)

                                                      Common Stock                       Accumulated
                                            ------------------------------                  other
                                                Class A         Class B     Additional  comprehensive                   Total
                                            --------------  --------------    paid-in      income,     Accumulated  stockholders'
                                            Shares  Amount  Shares  Amount   capital    net of taxes     deficit       equity
                                            ------  ------  ------  ------  ----------  -------------  -----------  -------------
                                                                          (amounts in thousands)
Balance at January 1, 2001................  33,702  $  337  72,227  $  722     601,081          6,492     (136,865)       471,767

Issance of common stock, net of
   offering expenses of $24,243
   (note 1)                                  7,475      75       -       -     532,103              -            -        532,178

   Shares issued for cash in connection
      with the exercise of stock options..     756       7       -       -      27,328              -            -         27,335

   Change in unrealized holding gain for
      available-for-sale security, net
      of taxes............................       -       -       -       -           -         (1,738)           -         (1,738)

   Net loss...............................       -       -       -       -           -              -      (28,707)       (28,707)
                                            ------  ------  ------  ------  ----------  -------------  -----------  -------------
Balance at March 31, 2001.................  41,933  $  419  72,227  $  722   1,160,512          4,754     (165,572)     1,000,835
                                            ======  ======  ======  ======  ==========  =============  ===========  =============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2001
                                  (unaudited)

1.   Organization and Summary of Significant Accounting Policies

     Description of Business and Capital Structure

          Time Warner Telecom Inc. (the "Company"), a Delaware corporation, is a leading fiber facilities-based provider of integrated communications services and solutions to medium and large-sized business customers in selected metropolitan markets across the United States. The Company offers local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long distance services.

          The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of AOL Time Warner Inc. ("Time Warner"), AT&T Corp., Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2001, the Class B Stockholders had approximately 94.5% of the combined voting power of the outstanding common stock.

          On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the "Offering"). The Offering generated $532.2 million in proceeds for the Company, net of underwriting discounts and expenses. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the "Old Notes"). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes") with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay the $700 million senior unsecured bridge facility, that initially financed the acquisition of substantially all of the assets of GST Telecommunications, Inc. ("GST") (see note 2). The remaining net proceeds from the offering of the Old Notes will be used for capital expenditures, working capital, and general corporate purposes.

     Basis of Presentation

          The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           TIME WARNER TELECOM INC.

     Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Time Warner are disclosed as related party transactions.

     Investments

          Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive income in stockholders' equity. Other investments which are not considered marketable securities and in which ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

          At March 31, 2001, the fair value of the Company's available-for-sale security was $10.9 million. The unrealized holding gain on this marketable equity security is reported as accumulated other comprehensive income, net of taxes, in the accompanying consolidated financial statements. As of March 31, 2001, the unrealized holding gain on this security was $4.8 million, net of taxes. There were no sales of marketable securities for the three months ended March 31, 2001 and 2000, respectively.

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

          Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation represented 6% and 8% of revenue for the three months ended March 31, 2001 and 2000, respectively, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

                           TIME WARNER TELECOM INC.

          As of March 31, 2001, the Company had deferred recognition of $44.9 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. Subsequent to March 31, 2001, the Company resolved some of these disputes and accordingly, expects to recognize a portion of such deferred revenue as non-recurring reciprocal compensation during the second quarter of 2001.

          Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLEC") access rates have been less regulated. However, on April 27, 2001, the FCC released an order in its ongoing Access Reform proceeding that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates will be reduced over a three-year period to parity with the ILEC rates competing in each area. The FCC made it clear that long distance carriers cannot withhold payment for CLEC access services at the prescribed rates, as they have in the past with the Company's and other CLECs' tariffed rates. This order also does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. Switched access revenue represented 8% and 12% of total revenue for the three months ended March 31, 2001 and 2000, respectively, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000. The Company expects, as it previously anticipated, that switched access revenue

                           TIME WARNER TELECOM INC.

     will decline as a percentage of the Company's total revenue. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

     Segment Reporting

          The Company operates in 39 service areas and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers the same products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 39 service areas to be aggregated, resulting in one reportable line of business.

     Loss Per Common Share

          The basic and diluted loss per common share for all periods presented herein was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

     Reclassifications

          Certain prior period amounts have been reclassified for comparability with the 2001 presentation.

     Recent Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 138, which was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133's hedge criteria are either offset through income or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial condition, results of operations, or cash flows because the Company does not own any derivative instruments.

2.   Acquisition

          On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy (the "GST Acquisition") for cash consideration of approximately $627 million, including a $10 million deposit paid in 2000, plus the payment of certain liabilities and fees of approximately $42 million, and the assumption of an approximate $21 million obligation to complete certain fiber networks, for a total purchase price of $690 million. As a result of this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States. This transaction will be accounted for under the purchase method of accounting.

                           TIME WARNER TELECOM INC.

          The acquisition is summarized as follows (amounts in thousands):

                                                               2001
                                                             --------

          Recorded value of fixed assets acquired            $699,331
          Receivables, prepaids, and other assets              15,244
          Deposit paid in 2000                                (10,000)
          Assumed liabilities                                 (52,886)
                                                             --------

             Cash paid for acquisition in 2001               $651,689
                                                             ========

          The allocation of the purchase price is preliminary, and is subject to further evaluation of the assets purchased and liabilities assumed. Since this acquisition is accounted for as a purchase, the results of operations are consolidated with the Company's results of operations from the acquisition date. Had this acquisition occurred on January 1, 2000, total revenue, net loss, and basic and diluted loss per common share for the three months ended March 31, 2000 would have been approximately $130 million, $43 million, and $(0.38), respectively.

3.   Long-Term Debt

          Long-term debt is summarized as follows:

                                             March 31,  December 31,
                                               2001         2000
                                            ----------  ------------
                                             (amounts in thousands)

          9 3/4% Senior Notes               $  400,000       400,000
          10 1/8% Senior Notes                 400,000            --
          Credit Facility                      250,000       179,000
                                            ----------  ------------
                                            $1,050,000       579,000
                                            ==========  ============

          The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes") are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the 9 3/4% Senior Notes totaled approximately $10.1 million for both the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, the fair market value of the $400 million of 9 3/4% Senior Notes was $395 million, based on market prices.

          The $400 million in principal amount of 10 1/8% Senior Notes are unsecured, subordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1, beginning on August 1, 2001. Interest expense, including amortization of debt discount, relating to the 10 1/8% Senior Notes totaled approximately $7.7 million for the three months ended March 31, 2001. At March 31, 2001, the fair market value of the $400 million of 10 1/8% Senior Notes was $400 million, based on market prices.

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

                           TIME WARNER TELECOM INC.

          On April 10, 2000, the Company executed a $475 million Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver had a final maturity of December 31, 2007, with annual reductions in the principal amount available under the Revolver commencing on December 31, 2004.

          In connection with the GST Acquisition and the Company's capital expenditure plans, the Company obtained commitments for $1.225 billion of additional financing to increase its total commitments to $1.7 billion. The Company replaced its Revolver with an amended and restated senior secured credit facility (the "Credit Facility") providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the $475 million senior secured revolving credit facility commencing on December 31, 2004. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST Acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001, including closing the senior unsecured bridge loan facility, with the net proceeds from the Offering and a portion of the net proceeds from the sale of the Old Notes. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense in the first quarter of 2001. In December 2000, the Company was required to draw and hold in escrow, $179 million of the Credit Facility until the closing of the GST Acquisition, at which time the draw increased to $250 million. Interest expense on the $250 million drawn under the revolving credit facility is computed utilizing a specific Eurodollar Rate plus 4.0%, which totaled 9.0% as of March 31, 2001. Interest is payable at least quarterly. Interest expense, including amortization of debt discount, relating to the $250 million draw was $6.3 million for the three months ended March 31, 2001.

          At March 31, 2001, the undrawn available commitment under the Credit Facility was $750 million. The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $1.8 million for the three months ended March 31, 2001 and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

                           TIME WARNER TELECOM INC.

4.   Related Party Transactions

          In the normal course of business, the Company engages in various transactions with Time Warner, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

          The Company benefits from its strategic relationship with Time Warner both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner. Under this licensing arrangement, the Company paid Time Warner $263,000 and $42,000 for the three months ended March 31, 2001 and 2000, respectively. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $3.0 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner for facility maintenance and pole rental costs, which aggregated $679,000 and $636,000 for the three months ended March 31, 2001 and 2000, respectively.

          The Company's operations, which in certain cases are co-located with Time Warner's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner's facilities. These costs are based on contracts with Time Warner. These charges aggregated $384,000 and $303,000 for the three months ended March 31, 2001 and 2000, respectively.

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

                            TIME WARNER TELECOM INC.


        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Cautions Concerning Forward Looking Statements

     The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. (the "Company") and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of Time Warner Telecom Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

     This document contains certain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the expected financial position, expansion plans, product plans, business, financing plans, and the impacts of regulatory developments. These forward-looking statements are based on management's current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, many of which are beyond the Company's control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

     The words "believe," "expect," "plans," "intends," and "anticipate," and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in the Company's previous filings with the Securities and Exchange Commission, especially those set forth under "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and elsewhere in that report and this report. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including increased customer financial difficulties or bankruptcies, adverse regulatory decisions or unfavorable legislation, further economic slowdown, increased interest rates, failure to meet cash flow expectations, and changes to the Company's plans or strategies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


Overview

     The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long distance services. On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST Telecommunications, Inc. ("GST") out of bankruptcy. See "Acquisition" below. The Company serves customers in 39 metropolitan markets in the United States and plans to activate networks in Chicago, Illinois; Atlanta, Georgia; Minneapolis, Minnesota; Denver, Colorado; and Columbia, South Carolina prior to the end of 2001.

     The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of the AOL Time Warner Inc. ("Time Warner"), AT&T Corp., Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately

                           TIME WARNER TELECOM INC.

as a class. As of March 31, 2001, the Class B Stockholders had approximately 94.5% of the combined voting power of the outstanding common stock.

     On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the "Offering"). The Offering generated $532.2 million in proceeds for the Company, net of underwriting discounts and expenses. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the "Old Notes"). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes") with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay the $700 million senior unsecured bridge facility, that initially financed the acquisition of the GST assets. The remaining net proceeds from the offering of the Old Notes will be used for capital expenditures, working capital, and general corporate purposes.

Acquisition

     On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST for cash consideration of approximately $627 million, plus the payment of certain liabilities and fees of approximately $42 million, and the assumption of an approximate $21 million obligation to complete certain fiber networks, for a total purchase price of $690 million. The acquisition added to the Company's network approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States.

     The Company has completed the initial integration of former GST personnel into the Company's organization and has implemented its corporate-wide financial reporting system for the acquired operations. The Company expects that the integration of systems and network operations will occur in phases over approximately two to three years. As required under the Asset Purchase Agreement with GST, the Company entered into a services agreement with GST to provide certain support services with respect to GST assets that the Company did not purchase for a period of up to six months for most services and up to a year for certain limited services.

     The Company's acquisition of the GST assets increases its geographic presence, expands its products and services, and enlarges the capacity of its networks. This transaction is considerably larger than the transactions the Company has completed in the past and therefore presents risks related to the successful integration of the acquired assets into the Company's business including costs related to integration and diversion of resources away from the Company's existing operations. In addition, the Company purchased substantially all of the assets of GST with the expectation that the asset purchase would result in certain benefits, including expansion of the markets the Company already serves and increasing its operational efficiencies. Achieving the benefits of the asset purchase will depend upon the successful integration of the acquired businesses into the Company's existing operations. There is no assurance that the Company will be successful in integrating the acquired GST assets into its current businesses. In addition, there is a risk that the costs of integration could have a material adverse effect on the Company's operating results.

                           TIME WARNER TELECOM INC.

Results of Operations

     The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

                                                                     Three Months Ended March 31,
                                                       --------------------------------------------------------
                                                               2001                               2000
                                                       ---------------------             ----------------------
                                                           (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
  Dedicated transport services                         $  106,586         62 %               51,938          52 %
  Switched services (1)                                    66,541         38                 48,200          48
                                                       ----------       ----             ----------        ----
                                                          173,127        100                100,138         100
                                                       ----------       ----             ----------        ----

Costs and expenses (2):
  Operating                                                78,705         46                 38,989          39
  Selling, general and administrative                      60,570         35                 37,691          37
  Depreciation and amortization                            52,675         30                 21,864          22
                                                       ----------       ----             ----------        ----
    Total costs and expenses                              191,950        111                 98,544          98
                                                       ----------       ----             ----------        ----

Operating income (loss)                                   (18,823)       (11)                 1,594           2

Interest expense                                          (34,736)       (20)                (9,727)        (10)
Interest income                                             6,660          4                  3,520           3
                                                       ----------       ----             ----------        ----
Net loss before income taxes                              (46,899)       (27)                (4,613)         (5)

Income tax benefit                                        (18,192)       (10)                (1,753)         (2)
                                                       ----------       ----             ----------        ----

Net loss                                               $  (28,707)       (17)%               (2,860)         (3)%
                                                       ==========       ====             ==========        ====

Basic and diluted loss per common share                $    (0.26)                            (0.03)

Weighted average shares outstanding                       111,813                           104,975

EBITDA (1) (3)                                         $   33,852         20 %               23,458          23 %
Net cash provided by operating activities                  40,010                            16,839
Net cash used in investing activities                    (779,489)                          (30,869)
Net cash provided by financing activities               1,001,789                             5,458


(1) Includes the recognition of $3.9 million of non-recurring reciprocal compensation in the first quarter of 2000.
(2) Includes expenses resulting from transactions with affiliates of $4.1 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively.

                           TIME WARNER TELECOM INC.

(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to these measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the 9 3/4% Senior Notes and the 10 1/8% Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.


General

     The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company has expanded its direct sales force to focus on these business customers while it develops managed service offerings to meet their voice, data, and Internet needs. The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company believes that data services are becoming increasingly more important to the Company's target customer base. In particular, the Company believes that the demand for high-speed, high quality local area network and wide area network connectivity will continue to grow over time.

     The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. Through the acquisition of the GST assets in the first quarter of 2001, the Company added 15 additional western metropolitan markets. The Company plans to activate five additional markets in 2001. The Company is also interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities. The goal is to rapidly deploy new services and technologies when technically proven and when customer demand is evident. As new technologies are becoming commercially available that enable the switching of voice calls over an Internet Protocol and local area network infrastructure, the Company is integrating this soft switch technology into its infrastructure. There is no assurance that the Company will bring any or all of these products to market successfully or profitably.

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

     Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation represented 6% and 8% of revenue for the three months ended March 31, 2001 and 2000, respectively, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state

                           TIME WARNER TELECOM INC.

generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

     On April 27, 2001, the Federal Communications Commission ("FCC") released an order addressing a prior ruling of the U.S. Court of Appeals for the District of Columbia Circuit in which the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic. The new scheme will reduce the maximum compensation rate for dial-up Internet-bound traffic in phases over a three-year period. Simultaneously the FCC initiated a rulemaking to consider whether it should replace all existing intercarrier compensation schemes with some form of "bill and keep." Additionally, the ruling, once effective, will require "bill and keep" payment arrangements for Internet-bound traffic as carriers enter new markets. "Bill and keep" means that the carrier would neither pay reciprocal compensation to other carriers nor receive reciprocal compensation from other carriers for Internet-bound traffic in those markets. The Company expects the ruling to be effective by the end of the second quarter of 2001. Historically, the Company has not relied on generation of reciprocal compensation revenue to achieve payback when entering new markets and therefore does not expect the ruling to impact its ability to achieve its financial objective for its new markets. Effective with the new rules, state commissions will no longer have authority over matters pertaining to the compensation of Internet-bound traffic. However, state commission decisions regarding this traffic for prior periods are not affected by the order. The Company expects that there will be legal challenges to the FCC's order. There is no assurance, however, that any legal challenge will be successful or that a successful challenge will change the trend toward reduced reciprocal compensation.

     The Company expects that the ruling, if it stands, will result in reciprocal compensation revenue decreasing as a percentage of total revenue. However, total revenue from reciprocal compensation is not expected to significantly decline since the Company's policy has historically been to defer a portion of reciprocal compensation revenue that was subject to future adjustment. Because the ruling is only interim in nature, is subject to further interpretation or could be replaced with a different regulatory scheme, there is no assurance that the Company's reciprocal compensation revenue will not be further decreased or eliminated completely.

     As of March 31, 2001, the Company had deferred recognition of $44.9 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments. Subsequent to March 31, 2001, the Company resolved some of these disputes and accordingly, expects to recognize a portion of such deferred revenue as non-recurring reciprocal compensation during the second quarter of 2001.

     Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLEC") access rates have been less regulated. However, on April 27, 2001, the FCC released an order in its ongoing Access Reform proceeding that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates will be reduced over a three-year period to parity with the ILEC rates competing in each area. The FCC made it clear that long distance carriers cannot withhold payment for CLEC access services at the prescribed rates, as they have in the past with the Company's and other CLECs' tariffed rates. This order also does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. Switched access revenue represented 8% and 12% of total revenue for the three months ended March 31, 2001 and 2000, respectively, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000. The Company expects, as it previously anticipated, that switched access revenue will decline as a percentage of the Company's total revenue. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

                           TIME WARNER TELECOM INC.

     The Company benefits from its strategic relationship with Time Warner both through access to local right-of-way and construction cost-sharing. Except for networks acquired from GST, the Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner. As of March 31, 2001, the Company operated networks in 39 metropolitan areas that spanned 14,680 route miles, contained 620,963 fiber miles, and offered service to 9,637 on-net and off-net buildings.

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

     Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. These expenses include costs related to sales and marketing, including bad debt expense, information technology, billing, regulatory, and legal costs. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to increase as the Company's revenue growth continues.

     In the normal course of business, the Company engages in various transactions with Time Warner, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. The Company entered into several contracts with Time Warner with respect to certain of these transactions. The Company's selling, general, and administrative expenses include charges allocated from Time Warner for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of those costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use a significant portion of its local fiber capacity from Time Warner through prepaid right-to-use agreements and reimburses Time Warner for facility maintenance and pole rental costs. The maintenance and pole rental costs are included in the Company's operating expenses.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenue. Total revenue increased $73.0 million, or 73%, to $173.1 million for the three months ended March 31, 2001, from $100.1 million for the comparable period in 2000. Revenue from the provision of dedicated transport services increased $54.6 million, or 105%, to $106.6 million for the three months ended March 31, 2001, from $51.9 million for the comparable period in 2000. Switched service revenue increased $18.3 million, or 38%, to $66.5 million for the three months ended March 31, 2001, from $48.2 million for the comparable period in 2000. Included in total revenue for the three months ended March 31, 2001 is $4.6 million in services provided to the GST bankruptcy estate and to transitional customers, which is not expected to continue. Reciprocal compensation represented 6% and 8% of total revenue for the three months ended March 31, 2001 and 2000, respectively, excluding the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000. At March 31, 2001 the Company offered dedicated transport services in 39 metropolitan areas, all of which also offered switched services. At March 31, 2000, the Company offered dedicated transport services in 21 consolidated metropolitan areas, 20 of which also offered switched services.

     Exclusive of the effects of the GST asset acquisition during the three months ended March 31, 2001 and the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000, total revenue increased $50.9 million, or 53% to $147.2 million, from $96.2 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition during the three months ended March 31, 2001 and the effects of the recognition of $3.9 million of non-recurring reciprocal compensation during the three months ended March 31, 2000, dedicated transport service and switched service revenue increased 77% and 25%, respectively. The increase in revenue from dedicated

                           TIME WARNER TELECOM INC.

transport services primarily reflects a 22% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 58% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets.

     Due to the impacts of a slowing economy, customers going out of business, customers cutting costs, and customer bankruptcies, the Company has been experiencing pressure on revenue growth. Management believes that if these trends continue, the Company may not achieve the same rate of revenue growth as it achieved previously. However, the dislocation in the telecommunications and Internet service provider sectors may benefit the Company in the following respects:

     . as some emerging providers go out of business, their customers may seek to purchase services from the Company;

     . the failure of some emerging telecommunications providers may reduce some of the artificially low pricing of services that exists in the market for certain telecommunications services; and

     . the availability of experienced telecommunications personnel may improve.

There is no assurance that the Company will realize any benefits from the downturn in these sectors or that the Company will not be adversely affected by conditions in its market sectors or the economy in general.

       Since the GST assets were purchased out of bankruptcy and require considerable integration work before they perform to the standards of the Company's other markets, the Company does not expect significant revenue growth from the GST assets during 2001.

       Operating Expenses. Operating expenses increased $39.7 million, or 102%, to $78.7 million for the three months ended March 31, 2001, from $39.0 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 51%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of total revenue, operating expenses increased to 46% for the three months ended March 31, 2001 from 39% for the comparable period in 2000, primarily as a result of the acquired assets and development of new markets.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $22.9 million, or 61%, to $60.6 million for the three months ended March 31, 2001, from $37.7 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 34%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense, and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of total revenue, selling, general, and administrative expenses decreased to 35% for the three months ended March 31, 2001 from 37% for the comparable period in 2000.

       Depreciation and Amortization Expense. Depreciation and amortization expense increased $30.8 million, or 141%, to $52.7 million for the three months ended March 31, 2001, from $21.9 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, this expense increased 76%. The increase in depreciation and amortization expense was primarily attributable to an impairment of certain non-revenue generating assets and increased capital expenditures.

       EBITDA. EBITDA for the three months ended March 31, 2001 increased $10.4 million to $33.9 million, from $23.5 million in 2000. The increase was $14.2 million, exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

                           TIME WARNER TELECOM INC.

     Interest Expense.  On July 21, 1998, the Company issued $400 million in
9 3/4% Senior Notes in a public offering. During the first quarter of 2001, the Company issued $400 million in 10 1/8% Senior Notes and drew $250 million on its Credit Facility. Interest expense relating to the 9 3/4% Senior Notes, the
10 1/8% Senior Notes, and the Credit Facility was $25.9 million for the three months ended March 31, 2001. Additionally, in connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense as well as $3.5 million in interest expense in the first quarter of 2001. Interest expense relating to the 9 3/4% Senior Notes was $10.1 million for the three months ended March 31, 2000.

     Net Loss. Net loss increased $25.8 million to a loss of $28.7 million for the three months ended March 31, 2001, from a net loss of $2.9 million for the comparable period in 2000. The earnings change is primarily due to an increase in depreciation expense and net interest expense, partially offset by an increase in the deferred tax benefit and an increase in EBITDA.


Liquidity and Capital Resources

     Operations. The Company's cash provided by operating activities was $40.0 million for the three months ended March 31, 2001, as compared to $16.8 million for the comparable period in 2000. This increase in cash provided by operating activities of $23.2 million principally resulted from an increase in EBITDA and a decrease in working capital.

     As the Company continues its expansion plan to enter into new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative EBITDA and operating losses from the new market until an adequate customer base and revenue stream for the new market has been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA from the new market for at least two years after operations commence in that market. Additionally, the Company currently expects the operations related to the assets purchased from GST to generate negative EBITDA until an adequate customer base and revenue stream for the network have been established. Although overall the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business, as well as integrates the GST acquisition, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

     Investing. Cash used in investing activities was $779.5 million for the three months ended March 31, 2001, as compared to $30.9 million for the comparable period in 2000. During the three months ended March 31, 2001, the Company used its proceeds from the issuance of common stock and a portion of the proceeds from the issuance of debt to fund the GST acquisition, capital expenditures, and net purchases of marketable securities. During the three months ended March 31, 2000, proceeds from the maturities of marketable securities and cash flow from operating activities were primarily used to fund capital expenditures.

     During the three months ended March 31, 2001, capital expenditures were $95.6 million, an increase of $33.3 million from the comparable period in 2000. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 671 route miles of fiber since December 31, 2000, which is exclusive of 4,210 route miles of fiber acquired in connection with the GST asset acquisition. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $600 million in 2001 to fund its capital expenditures. This target spending includes requirements for current operating markets, the Company's expansion plans including markets acquired from GST, and integrating the GST acquisition. However, if revenue growth slows, the Company may reduce its capital spending as the Company's capital spending is largely success-based.

     The facilities-based telecommunications service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for:

                           TIME WARNER TELECOM INC.

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

     The Company plans to make substantial capital investments in connection with plans to construct and develop new networks, as well as for technology upgrades. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations, and the Company will consider the development of new markets. In addition, the Company may acquire existing networks in the future. The development and expansion of the Company's existing and future networks and services will require significant capital expenditures.

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

     While the Company intends to continue to leverage its relationship with Time Warner in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner does not conduct cable operations, the Company may incur additional costs in excess of those historically incurred when expanding into existing Time Warner service areas. In addition, Time Warner is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under certain operating agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as are currently provided for under certain operating agreements, the Company may be required to obtain additional capacity on more expensive terms.

     In order to fund the GST asset acquisition, the development of those assets, and its other capital expenditure needs, in December 2000 the Company replaced its $475 million senior secured revolving credit facility with a $1 billion amended and restated senior secured credit facility which provides for $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the $475 million senior secured credit facility commencing on December 31, 2004. In December 2000, the Company was required to draw and hold in escrow $179 million of the revolving credit facility until the closing of the GST asset acquisition, at which time the draw increased to $250 million. See "Financing" below.

     In January 2001, the Company issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16, in part to repay a senior unsecured bridge loan facility under which the Company borrowed $700 million to finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense as well as $3.5 million in interest expense in the first quarter of 2001. In connection with the issuance of Class A common stock, approximately $24.2 million of unamortized deferred financing costs was reclassified to additional paid-in capital in the first quarter of 2001.

     The Company expects that the $550 million in cash, cash equivalents, and marketable debt securities at March 31, 2001, borrowings under the $1 billion credit facility, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its

                           TIME WARNER TELECOM INC.

business as currently planned and pay interest on the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and on current and future borrowings under the secured revolving credit facility. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital. The Company's revenue and costs are partially dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of any future financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements.

     Financing. Net cash provided by financing activities for the three months ended March 31, 2001 was $1.0 billion and was primarily due to the net proceeds from both the issuance of common stock and debt.

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

     The $400 million in principal amount of 10 1/8% Senior Notes that the Company issued in the first quarter of 2001 are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1, beginning on August 1, 2001. Aggregate annual interest payments on the 10 1/8% Senior Notes through 2011 are expected to be approximately $41 million.

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

     Interest on the $250 million drawn under the revolving credit facility is computed utilizing a specified Eurodollar Rate plus 4.0%, which totaled 9.0% on March 31, 2001. Interest is payable at least quarterly at the end of each quarter, beginning in March 2001. Based on the rate in effect on March 31, 2001, aggregate annual interest payments are expected to be approximately $23 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

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

                           TIME WARNER TELECOM INC.

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

                           TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.  Legal Proceedings

         The Company has no material legal proceedings pending.

Item 2.  Changes in Securities and Use of Proceeds

     On January 24, 2001, the Company completed a private placement to qualified institutional buyers under Rule 144A and outside the United States in compliance with Regulation S of $400,000,000 principal amount 10 1/8% Senior Notes due 2011 (the "Old Notes"). The Old Notes offering was underwritten through a placement agreement with Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Chase Securities Inc., Bear, Sterns & Co. Inc., and ABN Amro Incorporated. The aggregate offering price of the Old Notes was $400,000,000 and the aggregate underwriting discounts, commissions, and expenses were $11,418,000. On
February 14, 2001, the Company initiated an offer to the holders of the Old Notes to exchange their Old Notes for new 10 1/8% Senior Notes due 2011 that have been registered under the Securities Act of 1933 with the same financial terms as the Old Notes. The exchange offer expired March 23, 2001. All of the holders of the Old Notes exchanged their notes pursuant to the offer.

                           TIME WARNER TELECOM INC.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

        (b)  Reports on Form 8-K

                (i) 8-K dated January 20, 2001 reporting the completion of the Company's acquisition of substantially all of the assets of GST Telecommunications, Inc., the effectiveness of the Company's Amended and Restated Credit Agreement and borrowings under a bridge loan facility, together with financial statements of GST and pro forma financial statements of the Company giving effect to the acquisition of substantially all of the assets of GST.

               (ii)  8-K dated January 18, 2001 furnishing a press release.

              (iii) 8-K dated January 18, 2001 furnishing a press release with respect to the Company's public offering of common stock.

               (iv) 8-K dated January 25, 2001 furnishing a press release regarding the pricing of its private offering of Senior Notes.

                (v) 8-K dated January 29, 2001 furnishing a press release reporting the completion of the Company's private placement of Senior Notes.

               (vi) 8-K dated January 29, 2001 furnishing a press release announcing the completion of the Company's public offering of common stock.

              (vii) 8-K dated February 7, 2001 furnishing a press release announcing the Company's 2000 year end results.

             (viii) 8-K dated March 13, 2001 furnishing investor presentation materials.

                           TIME WARNER TELECOM INC.

                                 EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
-------                        ----------------------

    2.1 -- Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time Warner Telecom ("TWT") LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. *
    2.2  --  Merger Agreement among the Company, TWT LLC, and TWT Inc. (filed as
             Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
    2.3 -- Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *
    3.1  --  Restated Certificate of Incorporation of the Company (filed as
             Exhibit 2.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
    3.2 -- Restated By-Laws of the Company (filed as Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
    4.1 -- Stockholders' Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
    4.2 -- Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998). *
    4.3 -- Indenture between Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-3. (Registration No. 333-49818)). *

*    Incorporated by reference.

                                   Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TIME WARNER TELECOM INC.




Date:  May 14, 2001         By:   /s/ Jill R. Stuart
                               -------------------------------------------------
                                 Jill R. Stuart
                                      Vice President, Accounting and Finance and
                                         Chief Accounting Officer