Form 10-Q
period 2001-06-30
TIME WARNER TELECOM INC
filed 2001-08-14
CIK 1057758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

Commission File Number 0-30218



                           TIME WARNER TELECOM INC.
                           ------------------------
            (Exact name of Registrant as specified in its charter)


      State of Delaware                                      84-1500624
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


         10475 Park Meadows Drive
            Littleton, Colorado                                80124
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (303) 566-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]


The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of July 31, 2001 was:

        Time Warner Telecom Inc. Class A common stock  --  48,395,858 shares
        Time Warner Telecom Inc. Class B common stock  --  65,936,658 shares

                           TIME WARNER TELECOM INC.

                              INDEX TO FORM 10-Q
                              ------------------





                                                                           Page
                                                                           ----
Part I. Financial Information
        ---------------------

         Item 1. Financial Statements:
                 ---------------------

                 Consolidated and Condensed Balance Sheets at June 30,
                 2001 and December 31, 2000                                   1

                 Consolidated Statements of Operations for the three
                 and six months ended June 30, 2001 and 2000                  2

                 Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2001 and 2000                                 3

                 Consolidated Statement of Changes in Stockholders' Equity
                 for the six months ended June 30, 2001                       4

                 Notes to Consolidated and Condensed Financial Statements     5

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    12


Part II. Other Information
         -----------------

         Item 1. Legal Proceedings                                            24

         Item 4. Submission of Matters to a Vote of Security Holders          24

         Item 6. Exhibits and Reports on Form 8-K                             25

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS

                                                                                                   June 30,    December 31,
                                                                                                     2001          2000
                                                                                       -------------------------------------------
                                                                                                  (unaudited)
                                                                                       (amounts in thousands, except share amounts)
                                             ASSETS
Current assets:
     Cash and cash equivalents................................................................  $   450,458         71,739
     Cash held in escrow......................................................................            -        179,000
     Marketable debt securities...............................................................       30,153          3,496
     Receivables, less allowances of $29,487 and $17,610, respectively .......................       88,484         83,027
     Prepaid expenses.........................................................................        3,742          2,505
     Deferred income taxes....................................................................       32,955         34,418
                                                                                                -----------    -----------
          Total current assets................................................................      605,792        374,185
                                                                                                -----------    -----------

Property, plant and equipment.................................................................    2,122,770      1,195,744
     Less accumulated depreciation............................................................     (367,962)      (283,572)
                                                                                                -----------    -----------
                                                                                                  1,754,808        912,172
                                                                                                -----------    -----------

Intangible and other assets, net of accumulated amortization (notes 1 and 2)..................       84,250        101,397
                                                                                                -----------    -----------
          Total assets........................................................................  $ 2,444,850      1,387,754
                                                                                                ===========    ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................................  $    80,958         72,041
     Deferred revenue.........................................................................       35,752         53,286
     Other current liabilities................................................................      239,943        159,390
                                                                                                -----------    -----------
           Total current liabilities..........................................................      356,653        284,717
                                                                                                -----------    -----------

Long-term debt and capital lease obligations (note 3).........................................    1,066,716        585,107

Deferred income taxes.........................................................................       10,854         46,163

Stockholders' equity (note 1):
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and
       outstanding............................................................................            -              -
     Class A common stock, $0.01 par value, 277,300,000 shares authorized, 48,359,612 and
       33,702,461 shares issued and outstanding in 2001 and 2000, respectively................          483            337
     Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 and
       72,226,500 shares issued and outstanding in 2001 and 2000, respectively................          659            722
     Additional paid-in capital...............................................................    1,164,800        601,081
     Accumulated other comprehensive income, net of taxes.....................................        5,872          6,492
     Accumulated deficit......................................................................     (161,187)      (136,865)
                                                                                                -----------    -----------
          Total stockholders' equity..........................................................    1,010,627        471,767
                                                                                                -----------    -----------
          Total liabilities and stockholders' equity..........................................  $ 2,444,850      1,387,754
                                                                                                ===========    ===========

                             See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                           Three Months Ended                        Six Months Ended
                                                                 June 30,                                 June 30,
                                                       ----------------------------             --------------------------
                                                          2001               2000                 2001              2000
                                                       ---------           --------             --------          --------
                                                                      (amounts in thousands, except per share amounts)
Revenue (a):
      Dedicated transport services.................    $ 107,187              60,692             213,773           112,630
      Switched services............................      110,710              71,081             177,251           119,281
                                                       ---------           ---------            --------          --------
           Total revenue...........................      217,897             131,773             391,024           231,911
                                                       ---------           ---------            --------          --------

Costs and expenses (a):
      Operating....................................       81,662              43,558             160,367            82,547
      Selling, general and administrative..........       61,362              40,497             121,932            78,188
      Depreciation and amortization................       46,222              22,935              98,897            44,799
                                                       ---------           ---------            --------          --------
           Total costs and expenses................      189,246             106,990             381,196           205,534
                                                       ---------           ---------            --------          --------

Operating income ..................................       28,651              24,783               9,828            26,377

Interest expense ..................................      (26,334)            (10,887)            (61,070)          (20,614)
Interest income....................................        5,915               3,276              12,575             6,796
                                                       ---------           ---------            --------          --------

Net income (loss) before income taxes..............        8,232              17,172             (38,667)           12,559

Income tax expense (benefit).......................        3,847               7,405             (14,345)            5,652
                                                       ---------           ---------            --------          --------

Net income (loss)..................................    $   4,385               9,767             (24,322)            6,907
                                                       =========           =========            ========          ========

Earnings (loss) per share:
     Basic.........................................    $    0.04                0.09               (0.22)             0.07
                                                       =========           =========            ========          ========
     Diluted.......................................    $    0.04                0.09               (0.22)             0.06
                                                       =========           =========            ========          ========

Weighted average shares outstanding:
     Basic.........................................      114,216             105,277             113,021           105,126
                                                       =========           =========            ========          ========
     Diluted.......................................      115,926             108,334             113,021           108,363
                                                       =========           =========            ========          ========

(a) Includes revenue and expenses resulting from transactions with affilitates (note 4):

             Revenue...............................    $   5,691               4,028              10,731             5,067
                                                       =========           =========            ========          ========
             Operating.............................    $     680                 727               1,359             1,363
                                                       =========           =========            ========          ========
             Selling, general, and administrative..    $     387                 398                 771               701
                                                       =========           =========            ========          ========
             Depreciation and amortization.........    $   3,628               2,772               6,653             5,544
                                                       =========           =========            ========          ========

                                  See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                ---------------------------------
                                                                                                    2001                2000
                                                                                                --------------      --------------
                                                                                                      (amounts in thousands)
Cash flows from operating activities:
   Net income (loss).......................................................................    $       (24,322)              6,907
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization........................................................             98,897              44,799
      Impairment of deferred debt issue costs..............................................              5,814                   -
      Amortization of deferred debt issue costs............................................              2,151                 625
      Deferred income tax expense (benefit)................................................            (14,720)              5,652
      Changes in operating assets and liabilities, net of the effect of an acquisition:
         Receivables and prepaid expenses..................................................              8,187             (14,403)
         Accounts payable, deferred revenue and other current liabilities..................             40,926              11,061
                                                                                                --------------      --------------
            Net cash provided by operating activities......................................            116,933              54,641
                                                                                                --------------      --------------
Cash flows from investing activities:
   Capital expenditures....................................................................           (242,735)           (143,561)
   Cash paid for an acquisition............................................................           (651,689)                  -
   Purchases of marketable securities......................................................            (57,981)            (83,998)
   Proceeds from maturities of marketable securities.......................................             31,324             189,516
   Other investing activities..............................................................               (626)             (6,063)
                                                                                                --------------      --------------
           Net cash used in investing activities...........................................           (921,707)            (44,106)
                                                                                                --------------      --------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock..............................................            532,178                   -
   Net proceeds from issuance of debt......................................................          1,159,586                   -
   Repayments of debt......................................................................           (700,000)                  -
   Net proceeds from issuance of common stock upon exercise of stock options...............             11,913               7,227
   Net proceeds from issuance of common stock in connection with the employee
      stock purchase plan..................................................................              1,003               2,087
   Payment of capital lease obligations....................................................             (1,265)               (208)
   Deferred debt issue costs, net..........................................................              1,078              (5,070)
                                                                                                --------------      --------------
           Net cash provided by financing activities.......................................          1,004,493               4,036
                                                                                                --------------      --------------

           Increase in cash, cash equivalents, and cash held in escrow.....................            199,719              14,571

           Cash, cash equivalents, and cash held in escrow at beginning of period..........            250,739              90,586
                                                                                                --------------      --------------
           Cash, cash equivalents, and cash held in escrow at end of period................     $      450,458             105,157
                                                                                                ==============      ==============
Supplemental disclosures of cash flow information:
          Cash paid for interest                                                                $       34,632              19,988
                                                                                                ==============      ==============
          Tax benefit related to exercise of non-qualified stock options...................     $       18,708               4,914
                                                                                                ==============      ==============
          Cash paid for income taxes.......................................................     $          656                 207
                                                                                                ==============      ==============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        Six Months Ended June 30, 2001
                                  (Unaudited)

                                                                Common Stock
                                                   --------------------------------------------
                                                        Class A                Class B                 Additional
                                                   ---------------------  ---------------------          paid-in
                                                    Shares     Amount      Shares     Amount             capital
                                                   ---------- ----------  ---------- ----------       -----------
                                                                                                 (amounts in thousands)
Balance at January 1, 2001...................        33,702   $    337      72,227   $    722           601,081

  Issuance of common stock, net of
  offering expenses of $24,243
  (note 1)...................................         7,475         75           -          -           532,103

  Shares issued for cash in connection
  with the exercise of stock options.........           856          8           -          -            30,613

  Shares issued for cash in connection
  with the employee stock purchase
  plan.......................................            36          -           -          -             1,003

  Conversion of shares by related party......         6,290         63      (6,290)       (63)                -

  Change in unrealized holding gain for
  available-for-sale security, net
  of taxes...................................             -          -           -          -                 -

  Net loss...................................             -          -           -          -                 -
                                                  ---------   --------    --------   --------       -----------
Balance at June 30, 2001.....................        48,359   $    483      65,937   $    659         1,164,800
                                                  =========   ========    ========   ========       ===========

                                                             Accumulated
                                                                other
                                                            comprehensive                               Total
                                                               income,           Accumulated        stockholders'
                                                             net of taxes          deficit             equity
                                                           --------------       ------------        --------------

Balance at January 1, 2001........................              6,492              (136,865)             471,767

  Issuance of common stock, net of
  offering expenses of $24,243
  (note 1)........................................                  -                     -              532,178

  Shares issued for cash in connection
  with the exercise of stock options..............                  -                     -               30,621

  Shares issued for cash in connection
  with the employee stock purchase
  plan............................................                  -                     -                1,003

  Conversion of shares by related party...........                  -                     -                    -

  Change in unrealized holding gain for
  available-for-sale security, net
  of taxes........................................               (620)                    -                 (620)

  Net loss........................................                  -               (24,322)             (24,322)
                                                           ----------            ----------           ----------

Balance at June 30, 2001..........................              5,872              (161,187)           1,010,627
                                                           ==========            ==========           ==========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (unaudited)

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

                  The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of AOL Time Warner Inc. ("Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. During the three months ended June 30, 2001, AT&T Corp. converted their Class B common stock into Class A common stock. As of June 30, 2001, the Class B Stockholders had approximately 93.2% of the combined voting power of the outstanding common stock.

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

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         Investments

                  Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive income in stockholders' equity. Other equity investments which are not considered marketable securities and in which ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

                  At June 30, 2001, the fair value of the Company's available-for-sale security was $12.8 million. The unrealized holding gain on this marketable equity security is reported as accumulated other comprehensive income, net of taxes, in the accompanying consolidated financial statements. As of June 30, 2001, the unrealized holding gain on this security was $5.9 million, net of taxes. There were no sales of marketable securities for the six months ended June 30, 2001 and 2000, respectively.

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

                  Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation represented 7% and 6% of revenue for the six months ended June 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation, primarily reflecting resolution of disputes, during the six months ended June 30, 2001 and 2000, respectively. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

                           TIME WARNER TELECOM INC.

                  As of June 30, 2001, the Company had deferred recognition of $17.3 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments.

                  Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLECs") access rates have been less regulated. However, on April 27, 2001, the FCC released an order in its ongoing Access Reform proceeding that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates will be reduced over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the incumbent LEC's. This order does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets and expects that there will be other legal challenges to the order filed in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 8% and 11% of total revenue for the six months ended June 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2001 and 2000, respectively. The Company expects that switched access revenue will decline as a percentage of the Company's total revenue. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

         Segment Reporting

                  As of June 30, 2001, the Company operated in 39 service areas and the Company's management has made decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 39 service areas to be aggregated, resulting in one reportable line of business.

         Earnings (Loss) Per Common Share and Potential Common Share

                  Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

                  The diluted earnings per share for the three and six months ended June 30, 2000, and the three months ended June 30, 2001 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

                  The diluted loss per common share for the six months ended June 30, 2001 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                           TIME WARNER TELECOM INC.

     Set forth below is a reconciliation of the basic and diluted earnings
(loss) per share for each period:


                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                           ---------------------------------  -----------------------------
                                                2001               2000          2001              2000
                                           --------------  -----------------  -----------     -------------
                                                     (amounts in thousands, except per share amounts)
Net income (loss) for basic and
  diluted earnings (loss) per share        $       4,385               9,767     (24,322)           6,907
                                           ==============  =================  ===========    ==============

Weighted-average number of
  shares-basic                                   114,216             105,277      113,021         105,126

Dilutive effect of stock options                   1,710               3,057            -           3,237
                                           --------------  -----------------  -----------     -------------

Weighted-average number of
  shares-diluted                                 115,926             108,334      113,021         108,363
                                           ==============  =================  ===========    ==============

Earnings (loss) per share:
  Basic                                             0.04                0.09        (0.22)           0.07
                                           ==============  =================  ===========    ==============
  Diluted                                           0.04                0.09        (0.22)           0.06
                                           ==============  =================  ===========    ==============

Reclassifications

     Certain prior period amounts have been reclassified for comparability with the 2001 presentation.

Recent Accounting Pronouncements

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

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company is evaluating the impact of the statements on its financial position, results of operations, and cash flows.

                           TIME WARNER TELECOM INC.

2.       Acquisition

                  On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy (the "GST Acquisition") for cash consideration of approximately $627 million, including a $10 million deposit paid in 2000, plus the payment of certain liabilities and fees of approximately $42 million, and the assumption of an approximate $21 million obligation to complete certain fiber networks, for a total purchase price of $690 million. As a result of this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States. This transaction has been accounted for under the purchase method of accounting.

                  The acquisition is summarized as follows (amounts in
         thousands):
                                                                    2001
                                                                    ----

                  Recorded value of fixed assets acquired         $697,331
                  Receivables, prepaids, and other assets           15,244
                  Deposit paid in 2000                             (10,000)
                  Assumed liabilities                              (50,886)
                                                                  --------

                         Cash paid for acquisition in 2001        $651,689
                                                                  ========

                  The allocation of the purchase price is preliminary, but was based in part on appraised values. However, the allocation is subject to final evaluation of the assets purchased and liabilities assumed, which will be completed by the end of the year. Since this acquisition is accounted for as a purchase, the results of operations are consolidated with the Company's results of operations from the acquisition date. Had this acquisition occurred on January 1, 2000, total revenue, net loss, and basic and diluted loss per common share for the six months ended June 30, 2000 would have been approximately $289.2 million, $88.2 million, and $(0.84), respectively.

3.       Long-Term Debt

                  Long-term debt is summarized as follows:

                                                 June 30,    December 31,
                                                   2001         2000
                                                 --------    ------------
                                                  (amounts in thousands)

                  9 3/4% Senior Notes            $   400,000    400,000
                  10 1/8% Senior Notes               400,000         --
                  Credit Facility                    250,000    179,000
                                                 -----------  ---------
                                                 $ 1,050,000    579,000
                                                 ===========  =========

                  The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes") are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the 9 3/4% Senior Notes totaled approximately $20.1 million for both the six months ended June 30, 2001 and 2000. At June 30, 2001, the fair market value of the $400 million of 9 3/4% Senior Notes was $356 million, based on market prices.

                  The $400 million principal amount 10 1/8% Senior Notes are unsecured, subordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1, beginning on August 1, 2001. Interest expense, including amortization of

                           TIME WARNER TELECOM INC.

         debt discount, relating to the 10 1/8% Senior Notes totaled approximately $18.1 million for the six months ended June 30, 2001. At June 30, 2001, the fair market value of the $400 million of 10 1/8% Senior Notes was $360 million, based on market prices.

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

                  In connection with the GST Acquisition and the Company's capital expenditure plans, the Company obtained commitments for $1.225 billion of additional financing to increase its total commitments to $1.7 billion. The Company replaced its Revolver with an amended and restated senior secured credit facility (the "Credit Facility") providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the $475 million senior secured revolving credit facility commencing on December 31, 2004. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST Acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001, with the net proceeds from the Offering and a portion of the net proceeds from the sale of the Old Notes. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense for the six months ended June 30, 2001. In December 2000, the Company was required to draw and hold in escrow, $179 million of the Credit Facility until the closing of the GST Acquisition, at which time the draw increased to $250 million. Interest expense on the $250 million drawn under the Credit Facility is computed utilizing a specific Eurodollar Rate plus 4.0%, which totaled 8.7% as of June 30, 2001. Interest is payable at least quarterly. Interest expense, including amortization of debt discount, relating to the $250 million draw was $12.0 million for the six months ended June 30, 2001.

                  At June 30, 2001, the undrawn available commitment under the Credit Facility was $750 million. The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $3.7 million for the six months ended June 30, 2001 and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

         .    pay dividends or make other distributions; and

                           TIME WARNER TELECOM INC.

         .    make capital expenditures.

                  The Credit Facility also contains financial covenants, including a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated debt service coverage ratio, as well as cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes.

4.       Related Party Transactions

                  In the normal course of business, the Company engages in various transactions with Time Warner, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

                  The Company benefits from its strategic relationship with Time Warner both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner. Under this licensing arrangement, the Company paid Time Warner $1.1 million and $484,000 for the six months ended June 30, 2001 and 2000, respectively. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $6.7 million and $5.5 million for the six months ended June 30, 2001 and 2000, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner for facility maintenance and pole rental costs, which aggregated $1.4 million for both the six months ended June 30, 2001 and 2000.

                  The Company's operations, which in certain cases are co-located with Time Warner's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner's facilities. These costs are based on contracts with Time Warner. These charges aggregated $771,000 and $701,000 for the six months ended June 30, 2001 and 2000, respectively.

                  Time Warner also purchases dedicated transport and switched services from the Company. Revenue aggregated $10.7 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively.

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


Overview

         The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long distance services. On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST Telecommunications, Inc. ("GST") out of bankruptcy. See "Acquisition" below. The Company now serves customers in 42 metropolitan markets in the United States and plans to activate networks in Atlanta, Georgia and Denver, Colorado prior to the end of 2001.

         The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of the AOL Time Warner Inc. ("Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. During the three months ended June 30, 2001, AT&T Corp. converted their Class B common stock into Class A

                           TIME WARNER TELECOM INC.


common stock. As of June 30, 2001, the Class B Stockholders had approximately 93.2% of the combined voting power of the outstanding common stock.

         On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the "Offering"). The Offering generated $532.2 million in proceeds for the Company, net of underwriting discounts and expenses. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the "Old Notes"). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes") with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay the $700 million senior unsecured bridge facility that initially financed the acquisition of the GST assets. The remaining net proceeds from the offering of the Old Notes will be used for capital expenditures, working capital, and general corporate purposes.

Acquisition

         On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST for cash consideration of approximately $627 million, plus the payment of certain liabilities and fees of approximately $42 million, and the assumption of an approximate $21 million obligation to complete certain fiber networks, for a total purchase price of $690 million. The acquisition added to the Company's network approximately 4,210 route miles and approximately 227,674 fiber miles in the western United States.

         The Company has completed the initial integration of former GST personnel into the Company's organization and has implemented its corporate-wide financial reporting system and front-end ordering system for the acquired operations. The Company has activated a 4,600-mile regional fiber network that was under construction at the time of the acquisition and has begun expanding the metropolitan networks in several of the acquired markets. The Company expects that the integration of systems and network operations will occur in phases over approximately two to three years. As required under the Asset Purchase Agreement with GST, the Company entered into a services agreement with GST to provide certain support services with respect to GST assets that the Company did not purchase for a period of up to six months for most services and up to a year for certain limited services.

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

                           TIME WARNER TELECOM INC.


Results of Operations

     The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                       --------------------------------      -----------------------------------
                                                            2001              2000                 2001                2000
                                                       ---------------    -------------      ----------------      -------------
                                                                    (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue(1):
 Dedicated transport services                          $ 107,187    49%    60,692    46%        213,773    55%     112,630    49%
 Switched services(2)                                    110,710    51     71,081    54         177,251    45      119,281    51
                                                       ---------   ---    -------   ---      ----------   ---      -------   ---
                                                         217,897   100    131,773   100         391,024   100      231,911   100
                                                       ---------   ---    -------   ---      ----------   ---      -------   ---

Costs and expenses(1):
 Operating                                                81,662    38     43,558    33         160,367    41       82,547    36
 Selling, general and administrative                      61,362    28     40,497    31         121,932    31       78,188    34
 Depreciation and amortization                            46,222    21     22,935    17          98,897    25       44,799    19
                                                       ---------   ---    -------   ---      ----------   ---      -------   ---
  Total costs and expenses                               189,246    87    106,990    81         381,196    97      205,534    89
                                                       ---------   ---    -------   ---      ----------   ---      -------   ---

Operating income                                          28,651    13     24,783    19           9,828     3       26,377    11

Interest expense                                         (26,334)  (12)   (10,887)   (8)        (61,070)  (16)     (20,614)   (9)
Interest income                                            5,915     3      3,276     2          12,575     3        6,796     3
                                                       ---------   ---    -------   ---      ----------   ---      -------   ---

Net income (loss) before income taxes                      8,232     4     17,172    13         (38,667)  (10)      12,559     5

Income tax expense (benefit)                               3,847     2      7,405     6         (14,345)   (4)       5,652     2
                                                       ---------   ---    -------   ---      ----------   ---      -------   ---

Net income (loss)                                      $   4,385     2%     9,767     7%        (24,322)   (6)%      6,907     3%
                                                       =========   ===    =======   ===      ==========   ===      =======   ===

Earnings (loss) per share(4):
  Basic                                                $    0.04             0.09                 (0.22)              0.07
  Diluted                                              $    0.04             0.09                 (0.22)              0.06

Weighted average shares outstanding(4):
  Basic                                                  114,216          105,277               113,021            105,126
  Diluted                                                115,926          108,334               113,021            108,363

EBITDA(1)(3)                                           $  74,873    34%    47,718    36%        108,725    28%      71,176    31%
Net cash provided by operating activities                 76,923           37,802               116,933             54,641
Net cash used in investing activities                   (142,218)         (13,237)             (921,707)           (44,106)
Net cash provided by (used in) financing activities        2,704           (1,422)            1,004,493              4,036

(1) Includes revenue and expenses resulting from transactions with affiliates of $5.7 million, $4.7 million, $4.0 million, and $3.9 million for the three months ended June 30, 2001 and 2000, respectively, and $10.7 million, $8.8 million, $5.1 million, and $7.6 million for the six months ended June 30, 2001 and 2000, respectively.
(2) Includes the recognition of $37.0 million and $23.4 million of non-recurring reciprocal compensation for the three months ended June 30, 2001 and 2000, respectively, and $37.0 million and $27.3 million for the six months ended June 30, 2001 and 2000, respectively.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may

                           TIME WARNER TELECOM INC.

         consider in addition to these measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the 9 3/4% Senior Notes and the 10 1/8% Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(4) Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period. The diluted earnings per share for the three and six months ended June 30, 2000, and the three months ended June 30, 2001 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The diluted loss per common share for the six months ended June 30, 2001 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding for the six months ended June 30, 2001, because their inclusion would be anti-dilutive.


General

         The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company has expanded its direct sales force to focus on these business customers while it develops managed service offerings to meet their voice, data, and Internet needs. The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company believes that data services will become increasingly more important to the Company's target customer base. In particular, the Company believes that the demand for high-speed, high quality local area network and wide area network connectivity will continue to grow over time.

         The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. Through the acquisition of the GST assets in the first quarter of 2001, the Company added 15 additional western metropolitan markets. The Company activated three additional markets in July 2001 and plans to activate two additional markets in 2001. The Company is also interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities. The goal is to rapidly deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an Internet Protocol and local area network infrastructure are becoming commercially available, the Company is integrating this soft switch technology into its infrastructure. There is no assurance that the Company will bring any or all of these products to market successfully or profitably.

         The Company plans to continue expanding its revenue base by utilizing available network capacity in its existing markets, by adding networks in new markets, and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its product offerings on a continuous basis to achieve a diverse revenue base. As part of that process, the Company is targeting the expansion of data and Internet products that can be offered on the Company's existing network.

         Due to the impacts of a slowing economy, which has resulted in customers going out of business, filing bankruptcies, or looking for opportunities to cut costs, the Company has experienced an acceleration of customers disconnecting services, including network grooming, that has resulted in downward pressure on revenue performance. Management believes that this downward pressure may continue impacting revenue performance

                           TIME WARNER TELECOM INC.

through the end of the year. However, the dislocation in the telecommunications and Internet service provider sectors may benefit the Company in the following respects:

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

         Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation represented 7% and 6% of revenue for the six months ended June 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation, primarily reflecting resolution of disputes, during the six months ended June 30, 2001 and 2000, respectively. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

         On April 27, 2001, the Federal Communications Commission ("FCC") released an order addressing a prior ruling of the U.S. Court of Appeals for the District of Columbia Circuit in which the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic. The new scheme will reduce the maximum compensation rate for dial-up Internet-bound traffic in phases over a three-year period. Simultaneously the FCC initiated a rulemaking to consider whether it should replace all existing intercarrier compensation schemes with some form of "bill and keep." Additionally, the ruling, once effective, will require "bill and keep" payment arrangements for Internet-bound traffic as carriers enter new markets. "Bill and keep" means that the carrier would neither pay reciprocal compensation to other carriers nor receive reciprocal compensation from other carriers for Internet-bound traffic in those markets. The ruling was effective June 14, 2001. Historically, the Company has not relied on generation of reciprocal compensation revenue to achieve payback when entering new markets and therefore does not expect the ruling to impact its ability to achieve its financial objective for its new markets. Effective with the new rules, state commissions will no longer have authority over matters pertaining to the compensation of Internet-bound traffic. However, state commission decisions regarding this traffic for prior periods are not affected by the order. The Company and several other CLECs have filed legal challenges to the FCC's order in federal court. There is no assurance, however, that any legal challenge will be successful or that a successful challenge will change the trend toward reduced reciprocal compensation.

         The Company expects that the ruling, if it stands, will result in reciprocal compensation revenue decreasing as a percentage of total revenue over time. However, total revenue from reciprocal compensation is not expected to significantly decline in the short-term since the Company's policy has historically been to defer a portion of reciprocal compensation revenue that was subject to future adjustment. However, the Company cannot predict whether the LECs will dispute reciprocal compensation charges for ISP traffic even if the charges comply with the FCC's order. Because the ruling is only interim in nature, is subject to further interpretation or could be replaced with a different regulatory scheme, there is no assurance that the Company's reciprocal compensation revenue will not be further decreased or eliminated completely.

                           TIME WARNER TELECOM INC.

         As of June 30, 2001, the Company had deferred recognition of $17.3 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future reciprocal compensation adjustments.

         Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLEC") access rates have been less regulated. However, on April 27, 2001, the FCC released an order in its ongoing Access Reform proceeding that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates will be reduced over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the ILEC's. This order does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets and expects that there will be other legal challenges to the order filed in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 8% and 11% of total revenue for the six months ended June 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2001 and 2000, respectively. The Company expects, as it previously anticipated, that switched access revenue will decline as a percentage of the Company's total revenue. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

         The Company benefits from its strategic relationship with Time Warner both through access to local right-of-way and construction cost-sharing. Except for networks acquired from GST, the Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner. As of June 30, 2001, the Company operated networks in 39 metropolitan areas that spanned 15,249 route miles, contained 674,284 fiber miles, and offered service to 9,852 on-net and off-net buildings.

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

         In the normal course of business, the Company engages in various transactions with Time Warner, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. The Company entered into several contracts with Time Warner with respect to certain of these transactions. The Company's dedicated transport and switched services revenue includes services provided to Time Warner. The Company's selling, general, and administrative expenses include charges allocated from Time Warner for office rent and overhead charges for various administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of those costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use a significant portion of its local fiber capacity from Time Warner through prepaid right-to-use agreements and reimburses Time Warner for facility maintenance and pole rental costs. The maintenance and pole rental costs are included in the Company's operating expenses.

                           TIME WARNER TELECOM INC.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenue. Total revenue increased $86.1 million, or 65%, to $217.9 million for the three months ended June 30, 2001, from $131.8 million for the comparable period in 2000. Revenue from the provision of dedicated transport services increased $46.5 million, or 77%, to $107.2 million for the three months ended June 30, 2001, from $60.7 million for the comparable period in 2000. Switched service revenue increased $39.6 million, or 56%, to $110.7 million for the three months ended June 30, 2001, from $71.1 million for the comparable period in 2000. Included in total revenue for the three months ended June 30, 2001 is $1.8 million in services provided to the GST bankruptcy estate and to transitional customers, which is not expected to continue. Also included in total revenue for the three months ended June 30, 2001 and 2000, is $37.0 million and $23.4 million, respectively, of non-recurring reciprocal compensation. Reciprocal compensation represented 8% and 5% of total revenue for the three months ended June 30, 2001 and 2000, respectively, excluding the effects of the recognition of non-recurring reciprocal compensation. At June 30, 2001, the Company offered dedicated transport services in 39 metropolitan areas, all of which also offered switched services. At June 30, 2000, the Company offered dedicated transport services in 22 consolidated metropolitan areas, 21 of which also offered switched services.

         Exclusive of the effects of the GST asset acquisition during the three months ended June 30, 2001 and the effects of the recognition of $37.0 million and $23.4 million of non-recurring reciprocal compensation during the three months ended June 30, 2001 and 2000, respectively, total revenue increased $46.7 million, or 43% to $155.0 million, from $108.4 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition during the three months ended June 30, 2001 and the effects of the recognition of $37.0 million and $23.4 million of non-recurring reciprocal compensation during the three months ended June 30, 2001 and 2000, respectively, dedicated transport service and switched service revenue increased 55% and 27%, respectively. The increase in revenue from dedicated transport services primarily reflects a 20% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 52% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Although revenue from switched access services and reciprocal compensation increased, the average rates have decreased and are expected to continue declining in the foreseeable future.

         Operating Expenses. Operating expenses increased $38.1 million, or 87%, to $81.7 million for the three months ended June 30, 2001, from $43.6 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 36%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of total revenue, operating expenses increased to 38% for the three months ended June 30, 2001 from 33% for the comparable period in 2000, primarily as a result of the acquired assets and development of new markets.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $20.9 million, or 52%, to $61.4 million for the three months ended June 30, 2001, from $40.5 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 26%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense, and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of total revenue, selling, general, and administrative expenses decreased to 28% for the three months ended June 30, 2001 from 31% for the comparable period in 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $23.3 million, or 102%, to $46.2 million for the three months ended June 30, 2001, from $22.9 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, this expense increased 39%. The increase in net depreciation and amortization expense was primarily attributable to increased capital expenditures.

                           TIME WARNER TELECOM INC.

          EBITDA. EBITDA for the three months ended June 30, 2001 increased $27.2 million to $74.9 million, from $47.7 million in 2000. The increase was $24.3 million, exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of a $13.6 million increase in the recognition of non-recurring reciprocal compensation from $23.4 million in 2000 to $37.0 million in 2001, economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

         Interest Expense. On July 21, 1998, the Company issued $400 million in 9 3/4% Senior Notes in a public offering. During the first quarter of 2001, the Company issued $400 million in 10 1/8% Senior Notes and drew $250 million on its Credit Facility. Interest expense relating to the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the Credit Facility was $28.1 million for the three months ended June 30, 2001. Interest expense relating to the 9 3/4% Senior Notes was $10.1 million for the three months ended June 30, 2000.

         Net Income. Net income decreased $5.4 million to $4.4 million for the three months ended June 30, 2001, from $9.8 million for the comparable period in 2000. The net income change is primarily due to an increase in depreciation expense and net interest expense related to the GST asset acquisition, partially offset by a decrease in income tax expense and an increase in EBITDA.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenue. Total revenue increased $159.1 million, or 69% to $391.0 million for the six months ended June 30, 2001, from $231.9 million for the comparable period in 2000. Revenue from the provision of dedicated transport services increased $101.1 million, or 90%, to $213.8 million for the six months ended June 30, 2001, from $112.6 million for the comparable period in 2000. Switched service revenue increased $58.0 million, or 49%, to $177.3 million for the six months ended June 30, 2001, from $119.3 million for the comparable period in 2000. Included in total revenue for the six months ended June 30, 2001 is $6.4 million in services provided to the GST bankruptcy estate and to transitional customers, which is not expected to continue. Reciprocal compensation represented 7% and 6% of total revenue for the six months ended June 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, the Company offered dedicated transport services in 39 metropolitan areas, all of which also offered switched services. At June 30, 2000, the Company offered dedicated transport services in 22 consolidated metropolitan areas, 21 of which also offered switched services.

         Exclusive of the effects of the GST asset acquisition during the six months ended June 30, 2001 and the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2001 and 2000, respectively, total revenue increased $97.6 million, or 48% to $302.2 million, from $204.6 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition during the six months ended June 30, 2001 and the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the six months ended June 30, 2001 and 2000, respectively, dedicated transport service and switched service revenue increased 65% and 26% respectively. The increase in revenue from dedicated transport services primarily reflects a 21% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 55% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Although revenue from switched access services and reciprocal compensation increased, the average rates have decreased and are expected to continue declining in the foreseeable future.

         Operating Expenses. Operating expenses increased $77.8 million, or 94%, to $160.4 million for the six months ended June 30, 2001, from $82.5 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 43%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of total revenue, operating expenses increased to 41% for the six months

                           TIME WARNER TELECOM INC.

ended June 30, 2001 from 36% for the comparable period in 2000, primarily as a result of the acquired assets and development of new markets.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $43.7 million, or 56%, to $121.9 million for the six months ended June 30, 2001, from $78.2 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 30%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount and higher direct sales costs associated with the increase in revenue, higher property tax expense, and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of total revenue, selling, general, and administrative expenses decreased to 31% for the six months ended June 30, 2001 from 34% for the comparable period in 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $54.1 million, or 121%, to $98.9 million for the six months ended June 30, 2001, from $44.8 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, this expense increased 57%. The increase in net depreciation and amortization expense was primarily attributable to an impairment of certain non-revenue generating assets and increased capital expenditures.

         EBITDA. EBITDA for the six months ended June 30, 2001 increased $37.5 million to $108.7 million, from $71.2 million in 2000. The increase was $38.7 million, exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of a $9.7 million increase in the recognition of non-recurring reciprocal compensation from $27.3 million in 2000 to $37.0 million in 2001, economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

         Interest Expense. On July 21, 1998, the Company issued $400 million in 9 3/4% Senior Notes in a public offering. During the first quarter of 2001, the Company issued $400 million in 10 1/8% Senior Notes and drew $250 million on its Credit Facility. Interest expense relating to the 9 3/4% Senior Notes, the
10 1/8% Senior Notes, and the Credit Facility was $54.0 million for the six months ended June 30, 2001. Additionally, in connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense as well as $3.5 million in interest expense. Interest expense relating to the 9 3/4% Senior Notes was $25.2 million for the six months ended June 30, 2000.

         Net Loss. Net loss changed $31.2 million to a loss of $24.3 million for the six months ended June 30, 2001, from earnings of $6.9 million for the comparable period in 2000. The earnings change is primarily due to an increase in depreciation expense and net interest expense related to the GST asset acquisition, partially offset by an increase in the deferred tax benefit and an increase in EBITDA.

Liquidity and Capital Resources

         Operations. The Company's cash provided by operating activities was $116.9 million for the six months ended June 30, 2001, as compared to $54.6 million for the comparable period in 2000. This increase in cash provided by operating activities of $62.3 million principally resulted from an increase in EBITDA and a change in certain working capital items.

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

                           TIME WARNER TELECOM INC.

         Investing. Cash used in investing activities was $921.7 million for the six months ended June 30, 2001, as compared to $44.1 million for the comparable period in 2000. During the six months ended June 30, 2001, the Company used its proceeds from the issuance of common stock and a portion of the proceeds from the issuance of debt to fund the GST acquisition, capital expenditures, and net purchases of marketable securities. During the six months ended June 30, 2000, proceeds from the maturities of marketable securities and cash flow from operating activities were primarily used to fund capital expenditures.

         During the six months ended June 30, 2001, capital expenditures were $242.7 million, an increase of $99.2 million from the comparable period in 2000. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 1,240 route miles of fiber since December 31, 2000, which is exclusive of 4,210 route miles of fiber acquired in connection with the GST asset acquisition. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates it will commit approximately $550 million in 2001 to fund its capital expenditures. This target spending includes requirements for current operating markets, the Company's expansion plans including markets acquired from GST, and integrating the GST acquisition. However, if revenue growth slows, the Company may further reduce its capital spending as a large portion of the Company's capital spending is success-based.

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

                           TIME WARNER TELECOM INC.

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

         In January 2001, the Company issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16 per share, in part to repay a senior unsecured bridge loan facility under which the Company borrowed $700 million to finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense as well as $3.5 million in interest expense for the six months ended June 30, 2001. In connection with the issuance of Class A common stock, approximately $24.2 million of unamortized deferred financing costs was reclassified to additional paid-in capital in the first quarter of 2001.

         The Company expects that the $480.6 million in cash, cash equivalents, and marketable debt securities at June 30, 2001, borrowings under the $1 billion credit facility, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business and pay interest on the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and on current and future borrowings under the secured revolving credit facility. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital. The Company's revenue and costs are partially dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of any future financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements.

         Financing. Net cash provided by financing activities for the six months ended June 30, 2001 was $1.0 billion and was primarily due to the net proceeds from both the issuance of common stock and debt.

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

         Interest on the $250 million drawn under the revolving credit facility is computed utilizing a specified Eurodollar Rate plus 4.0%, which totaled 8.7% on June 30, 2001. Interest is payable at least

                           TIME WARNER TELECOM INC.

quarterly at the end of each quarter, beginning in March 2001. Based on the rate in effect on June 30, 2001, aggregate annual interest payments are expected to be approximately $21.7 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

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

    .   pay dividends or make other distributions; and

    .   make capital expenditures.

The senior secured credit facility also contains financial covenants, including a consolidated leverage ratio, and a consolidated interest coverage ratio, as well as cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the amended and restated facility if it has defaulted under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes.

                           TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.  Legal Proceedings

         The Company has no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Time Warner Telecom Inc. was held on June 7, 2001 (the "2001 Annual Meeting").

         (b)(c)     The following matters were voted upon at the 2001 Annual
                    Meeting:

                    (i) The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2002:

                                                    Votes For     Votes Withheld
                                                   -----------    --------------
                           Larissa Herda           758,333,721          526,714
                           Glenn A. Britt          753,292,179        5,568,256
                           Bruce Claflin           758,416,098          444,337
                           Richard J. Davies       753,323,449        5,536,986
                           Spencer B. Hays         753,015,937        5,844,498
                           Lisa Hook               758,333,261          527,174
                           Robert J. Miron         758,334,078          526,357
                           William T. Schleyer     758,415,997          444,458
                           Theodore H. Schell      758,415,960          444,475

                    (ii) Approval of the Time Warner Telecom Inc. 2000 Employee Stock Plan:

                           Votes For:              736,582,059
                           Votes Against:           16,833,549
                           Abstentions:                 28,342
                           Broker Non-Votes:         5,416,485

                    (iii) Ratification of the appointment of Ernst & Young LLP as independent auditors of Time Warner Telecom Inc. for 2001:

                           Votes For:              757,895,023
                           Votes Against:              953,489
                           Abstentions:                 11,923
                           Broker Non-Votes:                 0

                           TIME WARNER TELECOM INC.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K

                  (i) 8-K dated May 7, 2001 reporting the issuance of a press release announcing the Company's first quarter 2001 financial results.

                              TIME WARNER TELECOM INC.

                                    EXHIBIT INDEX

Exhibit
Number                       Description of Exhibit
------                       ----------------------

     2.1 -- Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Time Warner Telecom ("TWT") LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. *
     2.2 -- Merger Agreement among the Company, TWT LLC, and TWT Inc. (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
     2.3 -- Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *
     3.1   --  Restated Certificate of Incorporation of the Company (filed as
               Exhibit 2.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
     3.2 -- Restated By-Laws of the Company (filed as Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
     4.1 -- Stockholders' Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCOM Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's Registration Statement on Form S-1 (Registration No. 333-49439)). *
     4.2 -- Indenture, between TWT LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to TWT LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998). *
     4.3 -- Indenture between Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company's Registration Statement on Form S-3. (Registration No. 333-49818)). *
   10.19   --  Employment Agreement between the Company and Mark Hernandez.

*        Incorporated by reference.

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    TIME WARNER TELECOM INC.




Date:  August 14, 2001             By:  /s/ Jill R. Stuart
                                      -----------------------------
                                      Jill R. Stuart
                                      Vice President, Accounting and Finance and
                                      Chief Accounting Officer