Form 10-Q
period 2001-09-30
TIME WARNER TELECOM INC
filed 2001-11-13
CIK 1057758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________

Commission File Number 0-30218



                           TIME WARNER TELECOM INC.
                           ------------------------
            (Exact name of Registrant as specified in its charter)

          State of Delaware                                                              84-1500624
------------------------------------                                             ---------------------------
(State or other jurisdiction of                                                       (I.R.S. Employer
incorporation or organization)                                                     Identification Number)

         10475 Park Meadows Drive
          Littleton, Colorado                                                              80124
-----------------------------------------                                        -------------------------
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

The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of October 31, 2001 was:

     Time Warner Telecom Inc. Class A common stock  --  48,436,351 shares
     Time Warner Telecom Inc. Class B common stock  --  65,936,658 shares

                           TIME WARNER TELECOM INC.



                              INDEX TO FORM 10-Q
                              ------------------

                                                                                                               Page
                                                                                                               ----
Part I.    Financial Information
           ---------------------

         Item 1.           Financial Statements:
                           ---------------------

                           Consolidated and Condensed Balance Sheets at September 30,
                           2001 and December 31, 2000                                                            1

                           Consolidated Statements of Operations for the three and nine months
                           ended September 30, 2001 and 2000                                                     2

                           Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2001 and 2000                                                     3

                           Consolidated Statement of Changes in Stockholders' Equity
                           for the nine months ended September 30, 2001                                          4

                           Notes to Consolidated and Condensed Financial Statements                              5

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                            13

Part II.   Other Information
           -----------------

         Item 1.           Legal Proceedings                                                                    26

         Item 6.           Exhibits and Reports on Form 8-K                                                     26

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS

                                                                                        September 30,          December 31,
                                                                                            2001                  2000
                                                                                     -------------------    ------------------
                                                                                        (unaudited)
                                                                                     (amounts in thousands, except share amounts)
                                              ASSETS
Current assets:
     Cash and cash equivalents..................................................       $  364,174                  71,739
     Cash held in escrow........................................................                -                 179,000
     Marketable debt securities.................................................           15,945                   3,496
     Receivables, less allowances of $28,093 and $17,610, respectively .........           98,637                  83,027
     Prepaid expenses...........................................................            4,911                   2,505
     Deferred income taxes......................................................           32,316                  34,418
                                                                                       ----------              ----------
          Total current assets..................................................          515,983                 374,185
                                                                                       ----------              ----------

Property, plant and equipment...................................................        2,217,605               1,195,744
     Less accumulated depreciation..............................................         (419,065)               (283,572)
                                                                                       ----------              ----------
                                                                                        1,798,540                 912,172
                                                                                       ----------              ----------


Deferred income taxes...........................................................            7,735                       -
Intangible and other assets, net of accumulated amortization (notes 1 and 2)..             66,192                 101,397
                                                                                       ----------              ----------
          Total assets..........................................................       $2,388,450               1,387,754
                                                                                       ==========              ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................       $   72,978                  72,041
     Deferred revenue...........................................................           46,812                  53,286
     Other current liabilities..................................................          224,441                 159,390
                                                                                       ----------              ----------
           Total current liabilities............................................          344,231                 284,717
                                                                                       ----------              ----------

Long-term debt and capital lease obligations (note 3)...........................        1,064,836                 585,107

Deferred income taxes...........................................................                -                  46,163

Stockholders' equity (note 1):
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
         shares issued and outstanding..........................................                -                       -
     Class A common stock, $0.01 par value, 277,300,000 shares authorized,
       48,436,351 and 33,702,461 shares issued and outstanding in 2001
       and 2000, respectively...................................................              484                     337
     Class B common stock, $0.01 par value, 162,500,000 shares authorized,
       65,936,658 and 72,226,500 shares issued and outstanding in 2001 and
       2000, respectively.......................................................              659                     722
     Additional paid-in capital.................................................        1,164,350                 601,081
     Accumulated other comprehensive income (loss), net of taxes................             (600)                  6,492
     Accumulated deficit........................................................         (185,510)               (136,865)
                                                                                       ----------              ----------
          Total stockholders' equity............................................          979,383                 471,767
                                                                                       ----------              ----------
          Total liabilities and stockholders' equity............................       $2,388,450               1,387,754
                                                                                       ==========               =========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months Ended           Nine Months Ended
                                                                                    September 30,              September 30,
                                                                                ---------------------      --------------------
                                                                                  2001         2000         2001         2000
                                                                                ---------     -------      -------      -------
                                                                                (amounts in thousands, except per share amounts)
Revenue (a):
      Dedicated transport services..................................            $ 105,872      71,129      319,645      183,759
      Switched services.............................................               66,853      50,027      244,104      169,308
                                                                                ---------     -------      -------      -------
           Total revenue............................................              172,725     121,156      563,749      353,067
                                                                                ---------     -------      -------      -------

Costs and expenses (a):
      Operating.....................................................               77,505      48,299      237,872      130,846
      Selling, general and administrative...........................               58,238      44,475      180,170      122,663
      Depreciation and amortization.................................               51,951      23,994      150,848       68,793
                                                                                ---------     -------      -------      -------
           Total costs and expenses.................................              187,694     116,768      568,890      322,302
                                                                                ---------     -------      -------      -------

Operating income (loss) ............................................              (14,969)      4,388       (5,141)      30,765

Interest expense ...................................................              (26,980)    (10,043)     (88,050)     (30,657)
Interest income.....................................................                3,795       2,220       16,370        9,016
Investment losses, net..............................................               (1,464)          -       (1,464)           -
                                                                                ---------     -------      -------      -------

Net income (loss) before income taxes...............................              (39,618)     (3,435)     (78,285)       9,124

Income tax expense (benefit)........................................              (15,295)     (1,110)     (29,640)       4,542
                                                                                ---------     -------      -------      -------

Net income (loss)...................................................            $ (24,323)     (2,325)     (48,645)       4,582
                                                                                =========     =======      =======      =======

Basic and diluted earnings (loss) per share                                     $   (0.21)      (0.02)       (0.43)        0.04
                                                                                =========     =======      =======      =======

Weighted average shares outstanding:
     Basic..........................................................              114,340     105,531      113,466      105,262
                                                                                =========     =======      =======      =======
     Diluted........................................................              114,340     105,531      113,466      108,427
                                                                                =========     =======      =======      =======

(a) Includes revenue and expenses resulting from transactions with affiliates
    (note 4):

             Revenue................................................            $   6,458       3,514       18,051        7,036
                                                                                =========     =======      =======      =======
             Operating..............................................            $     680         682        2,039        2,045
                                                                                =========     =======      =======      =======
             Selling, general, and administrative...................            $     451         399        1,222        1,100
                                                                                =========     =======      =======      =======
             Depreciation and amortization..........................            $   3,436       2,834       10,089        8,377
                                                                                =========     =======      =======      =======

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                             ----------------------------------
                                                                                                 2001                2000
                                                                                             --------------      --------------
                                                                                                    (amounts in thousands)
Cash flows from operating activities:
   Net income (loss)...................................................................         $ (48,645)           4,582
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................................           150,848           68,793
      Impairment of deferred debt issue costs..........................................             5,814                -
      Investment losses, net...........................................................             1,464                -
      Amortization of deferred debt issue costs........................................             3,334            1,661
      Deferred income tax expense (benefit)............................................           (29,874)           4,542
      Changes in operating assets and liabilities, net of the effect of an acquisition:
         Receivables and prepaid expenses..............................................            (3,135)         (28,478)
         Accounts payable, deferred revenue and other current liabilities..............            26,817           20,138
                                                                                                ---------          -------
            Net cash provided by operating activities..................................           106,623           71,238
                                                                                                ---------          -------

Cash flows from investing activities:
   Capital expenditures................................................................          (337,136)        (213,246)
   Cash paid for an acquisition........................................................          (651,689)         (10,000)
   Purchases of marketable securities..................................................           (71,073)         (93,919)
   Proceeds from maturities of marketable securities...................................            58,624          239,326
   Other investing activities..........................................................             3,363           (9,978)
                                                                                                ---------          -------
           Net cash used in investing activities.......................................          (997,911)         (87,817)
                                                                                                ---------          -------
Cash flows from financing activities:
   Net proceeds from issuance of common stock..........................................           532,178                -
   Net proceeds from issuance of debt..................................................         1,159,586                -
   Repayments of debt..................................................................          (700,000)               -
   Net proceeds from issuance of common stock upon exercise of stock options...........            12,997           10,370
   Net proceeds from issuance of common stock in connection with the employee
      stock purchase plan..............................................................             1,004            2,089
   Payment of capital lease obligations................................................            (2,120)            (315)
   Deferred debt issue costs, net......................................................             1,078          (12,060)
                                                                                                ---------          -------
           Net cash provided by financing activities...................................         1,004,723               84
                                                                                                ---------          -------

           Increase (decrease) in cash, cash equivalents, and cash held in escrow......           113,435          (16,495)
           Cash, cash equivalents, and cash held in escrow at beginning of period......           250,739           90,586
                                                                                                ---------          -------
           Cash, cash equivalents, and cash held in escrow at end of period............         $ 364,174           74,091
                                                                                                =========          =======
Supplemental disclosures of cash flow information:

          Cash paid for interest.......................................................         $  82,468           38,407
                                                                                                =========          =======
          Tax benefit related to exercise of non-qualified stock options...............         $  17,174           18,524
                                                                                                =========          =======
          Cash paid for income taxes...................................................         $     728              419
                                                                                                =========          =======

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Nine Months Ended September 30, 2001

                                  (Unaudited)

                                                                             Common Stock                        Additional
                                                               ---------------------------------------------
                                                                     Class A                  Class B              paid-in
                                                               --------------------     --------------------
                                                                Shares       Amount      Shares       Amount       capital
                                                               --------     -------     ---------    -------     -----------
                                                                                                       (amounts in thousands)
Balance at January 1, 2001..............................         33,702         $337      72,227         $722      601,081

   Issuance of common stock, net of
       offering expenses of $24,243
       (note 1)..........................................         7,475           75           -            -      532,103

   Shares issued for cash in connection
      with the exercise of stock options...................         933            9           -            -       30,162

   Shares issued for cash in connection
      with the employee stock purchase
      plan..................................................         36            -           -            -        1,004

   Conversion of shares by related party....................      6,290           63      (6,290)         (63)           -

   Change in unrealized holding gain for
      available-for-sale security, net
      of taxes...............................................         -            -           -            -            -

   Net loss.................................................          -            -           -            -            -
                                                                 ------         ----      ------         ----    ---------

Balance at September 30, 2001...............................     48,436         $484      65,937         $659    1,164,350
                                                                 ======         ====      ======         ====    =========

                                                                 Accumulated
                                                                    other
                                                                comprehensive                            Total
                                                                   income,          Accumulated       stockholders'
                                                                net of taxes         deficit             equity
                                                                ------------        -----------       ------------
Balance at January 1, 2001..............................             6,492          (136,865)          471,767

   Issuance of common stock, net of
       offering expenses of $24,243
       (note 1)..........................................                -                 -           532,178

   Shares issued for cash in connection
      with the exercise of stock options...................              -                 -            30,171

   Shares issued for cash in connection
      with the employee stock purchase
      plan..................................................             -                 -             1,004

   Conversion of shares by related party....................             -                 -                 -

   Change in unrealized holding gain for
      available-for-sale security, net
      of taxes...............................................       (7,092)                -            (7,092)

   Net loss.................................................             -           (48,645)          (48,645)
                                                                    ------          --------           -------

Balance at September 30, 2001...............................          (600)         (185,510)          979,383
                                                                    ======          ========           =======

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                              September 30, 2001
                                  (unaudited)

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

          The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of AOL Time Warner Inc. ("Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. During the second quarter of 2001, AT&T Corp. converted its remaining Class B common stock into Class A common stock. As of September 30, 2001, the Class B Stockholders had approximately 93.2% of the combined voting power of the outstanding common stock.

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

     Investments

          Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive income (loss) in stockholders' equity. Other equity investments which are not considered marketable securities and in which ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis. During the nine months ended September 30, 2001, the Company recognized an aggregate $4.0 million impairment on two of these investments.

          At September 30, 2001, the fair value of the Company's available-for-sale security was $1.2 million. The unrealized holding loss on this marketable equity security is reported as accumulated other comprehensive loss, net of taxes, in the accompanying consolidated financial statements. As of September 30, 2001, the unrealized holding loss on this security was $600,000, net of taxes. During the nine months ended September 30, 2001, the Company liquidated a portion of its investment in this security for proceeds of $3.4 million, resulting in a pretax gain of $2.5 million. There were no sales of marketable equity securities for the nine months ended September 30, 2000.

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

          Revenue for dedicated transport, data, Internet and the majority of switched services exclusive of switched access is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period the services are provided.

          Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation represented 6% of revenue for both the nine months ended September 30, 2001 and 2000, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation, primarily reflecting resolution of disputes, during the nine months ended September 30, 2001 and 2000, respectively. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to the other

                           TIME WARNER TELECOM INC.

     LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

          As of September 30, 2001, the Company had deferred recognition of $26.0 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future adjustments.

          Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLECs") access rates have been less regulated. However, the FCC released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the incumbent LEC's. This order does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets and expects that there will be other legal challenges to the order filed in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 7% and 10% of total revenue for the nine months ended September 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2001 and 2000, respectively. The Company expects that switched access revenue will continue to decline as a percentage of the Company's total revenue due to mandated or contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

     Segment Reporting

          As of September 30, 2001, the Company operated in 42 service areas and the Company's management has made decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 42 service areas to be aggregated, resulting in one reportable line of business.

     Earnings (Loss) Per Common Share and Potential Common Share

          Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

          The diluted loss per common share for the three and nine months ended September 30, 2001, and the three months ended September 30, 2000 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

          The diluted earnings per share for the nine months ended September 30, 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares related to stock options outstanding during the period.

                           TIME WARNER TELECOM INC.

          Set forth below is a reconciliation of the basic and diluted earnings
(loss) per share for each period:

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                     ---------------------------------    -----------------------------
                                                         2001               2000             2001             2000
                                                     --------------     --------------    ------------    -------------
                                                             (amounts in thousands, except per share amounts)
         Net income (loss) for basic and
           diluted earnings (loss) per share         ($      24,323)            (2,325)        (48,645)           4,582
                                                     ==============     ==============    ============    =============

         Weighted-average number of
           shares-basic                                     114,340            105,531         113,466          105,262

         Dilutive effect of stock options                         -                  -               -            3,165
                                                     --------------     --------------    ------------    -------------

         Weighted-average number of
           shares-diluted                                   114,340            105,531         113,466          108,427
                                                     ==============     ==============    ============    =============

         Earnings (loss) per share:
             Basic                                            (0.21)             (0.02)          (0.43)            0.04
                                                     ==============     ==============    ============    =============
             Diluted                                          (0.21)             (0.02)          (0.43)            0.04
                                                     ==============     ==============    ============    =============


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

          In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company is evaluating the impact of the statements on its financial position, results of operations, and cash flows. Goodwill amortization expense aggregated $2.3 million and $2.5 million for the nine months ended September 30, 2001 and 2000, respectively.

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
                                                                                   ========

          The allocation of the purchase price is preliminary, but was based in part on appraised values. However, the allocation is subject to final evaluation of the assets purchased and liabilities assumed, which will be completed by the end of the year. Since this acquisition is accounted for as a purchase, the results of operations are consolidated with the Company's results of operations from the acquisition date. Had this acquisition occurred on January 1, 2000, total revenue, net loss, and basic and diluted loss per common share for the nine months ended September 30, 2000 would have been approximately $440.5 million, $108.7 million, and $(0.97), respectively. The pro forma results do not include any anticipated cost savings or other effects of the integration of GST into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

          The Company announced in October 2001 a restructuring of its workforce in the acquired operations to improve efficiencies. This restructuring eliminates approximately 250 positions, primarily in Vancouver, Washington, and includes the transition of the Company's Vancouver network operations center functions to the Company's Greenwood Village, Colorado network operations center. In connection with this restructuring, the Company expects to take a one-time, pre-tax restructuring charge of approximately $6-8 million in the fourth quarter of 2001 for severance and benefits related to the elimination of positions and a non-cash charge for the write-down of certain Vancouver-based property and equipment.

3.   Long-Term Debt and Capital Lease Obligations

          Long-term debt and capital lease obligations are summarized as follows:

                                                              September 30,          December 31,
                                                                  2001                   2000
                                                              -------------          ------------
                                                                       (amounts in thousands)
          9 3/4% Senior Notes                                   $  400,000               400,000
          10 1/4% Senior Notes                                     400,000                    --
          Credit Facility                                          250,000               179,000
          Capital lease obligations                                 14,836                 6,107
                                                                ----------           -----------
                                                                $1,064,836               585,107
                                                                ==========           ===========

                           TIME WARNER TELECOM INC.

          The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes") are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of debt discount, relating to the 9 3/4% Senior Notes totaled approximately $30.2 million and $30.1 million for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, the fair market value of the $400 million of 9 3/4% Senior Notes was $256 million, based on market prices.

          The $400 million principal amount 10 1/8% Senior Notes are unsecured, subordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1, beginning on August 1, 2001. Interest expense, including amortization of debt discount, relating to the 10 1/8% Senior Notes totaled approximately $28.6 million for the nine months ended September 30, 2001. At September 30, 2001, the fair market value of the $400 million of 10 1/8% Senior Notes was $256 million, based on market prices.

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

          In connection with the GST Acquisition and the Company's capital expenditure plans, the Company obtained commitments for $1.225 billion of additional financing to increase its total commitments to $1.7 billion. The Company replaced its Revolver with an amended and restated senior secured credit facility (the "Credit Facility") providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of December 31, 2007, with annual reductions in the principal amount available under the $475 million senior secured revolving credit facility commencing on December 31, 2004. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST Acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001, with the net proceeds from the Offering and a portion of the net proceeds from the sale of the Old Notes. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense for the nine months ended September 30, 2001. In December 2000, the Company was required to draw and hold in escrow, $179 million of the Credit Facility until the closing of the GST Acquisition, at which time the draw increased to $250 million. Interest expense on the $250 million drawn under the Credit Facility is computed utilizing a specific Eurodollar Rate plus 4.0%, which totaled 8.7% as of September 30, 2001. Interest is payable at least quarterly. Interest expense, including amortization of debt discount, relating to the $250 million draw was $17.6 million for the nine months ended September 30, 2001.

          At September 30, 2001, the undrawn available commitment under the Credit Facility was $750 million. The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $5.6 million for the nine months ended September 30, 2001 and has been classified as a component of interest expense in the accompanying consolidated statements of

                           TIME WARNER TELECOM INC.

     operations. Capitalized interest was $6.2 million and $2.6 million for the nine months ended September 30, 2001 and 2000, respectively.

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

          The Company benefits from its strategic relationship with Time Warner both through access to local right-of-way and construction cost-sharing. The Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner. Under this licensing arrangement, the Company paid Time Warner $1.2 million and $1.4 million for the nine months ended September 30, 2001 and 2000, respectively. These costs have been capitalized by the Company. The amortization expense of these costs and fiber previously capitalized in the amount of $10.1 million and $9.6 million for the nine months ended September 30, 2001 and 2000, respectively, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner for facility maintenance and pole rental costs, which aggregated $2.0 million for both the nine months ended September 30, 2001 and 2000.

          The Company's operations, which in certain cases are co-located with Time Warner's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner's facilities. These costs are based on contracts with Time Warner. These charges aggregated $1.2 million and $1.1 million for the nine months ended September 30, 2001 and 2000, respectively.

          Time Warner and related entities also purchase dedicated transport and switched services from the Company. Revenue aggregated $18.1 million and $7.0 million for the nine months ended September 30, 2001 and 2000, respectively.

                           TIME WARNER TELECOM INC.

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

Cautions Concerning Forward Looking Statements

     This document contains some statements that are not historical fact, but are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements regarding, among other items, the Company's expected financial position, revenue, EBITDA and capital expenditures, as well as expansion plans, product plans, the integration and development of the assets purchased from GST Telecommunications, Inc., financing plans, liquidity and financial resources, and the impacts of regulatory developments. These forward-looking statements are based on management's current expectations about future events and are naturally subject to risks, uncertainties, and changes in circumstances, many of which are beyond the Company's control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

     The words "believe," "expect," "plans," "intends," and "anticipate," and similar expressions used in connection with any discussion of future performance or events identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth in the Company's previous filings with the Securities and Exchange Commission, especially those set forth under "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and elsewhere in that report and this report. Other factors could also cause actual results to differ from those contained in the forward-looking statements, including but not limited to: increased customer financial difficulties or bankruptcies, adverse regulatory decisions or unfavorable legislation that could increase the Company's costs or limit its revenue, increased competitive pressure, further economic slowdown, increased interest rates, failure to meet cash flow expectations, and changes to the Company's plans or strategies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     The Company is a leading fiber facilities-based integrated communications provider offering local businesses "last-mile" broadband connections for data, high-speed Internet access, local voice, and long distance services. On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST Telecommunications, Inc. ("GST") out of bankruptcy. See "Acquisition" below. The Company now serves customers in 44 metropolitan markets in the United States.

     The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of the AOL Time Warner Inc. ("Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and

                           TIME WARNER TELECOM INC.

Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. During the second quarter of 2001, AT&T Corp. converted its remaining Class B common stock into Class A common stock. As of September 30, 2001, the Class B Stockholders had approximately 93.2% of the combined voting power of the outstanding common stock.

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

     The Company has completed the initial integration of former GST personnel into the Company's organization and has implemented its corporate-wide financial reporting system and front-end ordering system for the acquired operations. The balance of the first phase of the integration, including integration of sales, marketing, and operations, is expected to be complete by year-end 2001. The Company has activated a 4,600-mile regional fiber network that was under construction at the time of the acquisition and has begun expanding the metropolitan networks in several of the acquired markets. The Company expects that the integration of back office systems and network operations will be complete by year-end 2002. As required under the Asset Purchase Agreement with GST, the Company entered into a services agreement with GST to provide certain support services with respect to GST assets that the Company did not purchase for a period of up to six months for most services and up to a year for certain limited services. The original six-month period for certain support services was extended for an additional 6 months, but the volume of services being provided during the extension period has been greatly reduced.

     The Company announced in October 2001 a restructuring of its workforce in the acquired operations to improve efficiencies. This restructuring eliminates approximately 250 positions, primarily in Vancouver, Washington, and includes the transition of the Company's Vancouver network operation center functions to the Company's Greenwood Village, Colorado network operation center. This will centralize billing, customer care, network surveillance, and maintenance. Since the acquisition, the Company has operated the two network operation centers in parallel, with the Vancouver network operation center handling only the acquired operations. In connection with this restructuring, the Company expects to take a one-time pre-tax restructuring charge of approximately $6-8 million in the fourth quarter of 2001 for severance and benefits related to the elimination of positions and a non-cash charge for the write-down of certain Vancouver-based property and equipment. Annual EBITDA contribution from this restructuring is expected to be approximately $10-14 million once the process is complete.

     The Company's acquisition of the GST assets increases its geographic presence, expands its products and services, and enlarges the capacity of its networks. This transaction is considerably larger than the transactions the Company has completed in the past and therefore presents risks related to the successful

                           TIME WARNER TELECOM INC.

integration of the acquired assets into the Company's business including costs related to integration and diversion of resources away from the Company's existing operations. In addition, the Company purchased substantially all of the assets of GST with the expectation that the asset purchase would result in certain benefits, including expansion of the markets the Company already serves and increasing its operational efficiencies. Achieving the benefits of the asset purchase will depend upon the successful integration of the acquired businesses into the Company's existing operations and the generation of new revenue from the acquired markets. There is no assurance that the Company will be successful in integrating the acquired GST assets into its current businesses or generating significant additional revenue from those assets. In addition, there is a risk that the costs of integration could have a material adverse effect on the Company's operating results.

Results of Operations

     The following table sets forth certain consolidated statements of operations data of the Company, in thousands of dollars and expressed as a percentage of total revenue, for each of the periods presented. This table should be read together with the Company's financial statements, including the notes thereto, appearing elsewhere in this report:

                                      Three Months Ended September 30,                  Nine Months Ended September 30,
                                      -------------------------------                   --------------------------------
                                         2001                2000                          2001                    2000
                                      -----------        ------------                   -----------         ------------
                                                              (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
  Dedicated transport services            $  105,872      61 %      71,129       59 %      319,645      57 %    183,759   52 %
  Switched services (2)                       66,853      39        50,027       41        244,104      43      169,308   48
                                          ----------     ---       -------      ---      ---------     ---      -------  ---
                                             172,725     100       121,156      100        563,749     100      353,067  100
                                          ----------     ---       -------      ---      ---------     ---      -------  ---

Costs and expenses (1):
  Operating                                   77,505      45        48,299       40        237,872      42      130,846   37
  Selling, general and administrative         58,238      34        44,475       36        180,170      32      122,663   35
  Depreciation and amortization               51,951      30        23,994       20        150,848      27       68,793   19
                                          ----------     ---       -------      ---      ---------     ---      -------  ---
    Total costs and expenses                 187,694     109       116,768       96        568,890     101      322,302   91
                                          ----------     ---       -------      ---      ---------     ---      -------  ---

Operating income (loss)                      (14,969)     (9)        4,388        4         (5,141)     (1)      30,765    9

Interest expense                             (26,980)    (15)      (10,043)      (8)       (88,050)    (16)     (30,657)  (9)
Interest income                                3,795       2         2,220        1         16,370       3        9,016    2
Investment losses, net                        (1,464)     (1)           --       --         (1,464)     --           --   --
                                          ----------     ---       -------      ---      ---------     ---       -------  ---

Net income (loss) before income taxes        (39,618)    (23)       (3,435)      (3)       (78,285)    (14)       9,124    2

Income tax expense (benefit)                 (15,295)     (9)       (1,110)      (1)       (29,640)     (5)       4,542    1
                                          ----------     ---       -------      ---      ---------     ---       -------  ---
Net income (loss)                         $  (24,323)    (14)%      (2,325)      (2)%      (48,645)     (9)%      4,582    1 %
                                          ==========     ===       =======      ===      =========     ===       =======  ===
Basic and diluted earnings (loss) per
 share (4)                                $    (0.21)                (0.02)                  (0.43)                0.04

Weighted average shares outstanding (4):
     Basic                                   114,340               105,531                 113,466              105,262
     Diluted                                 114,340               105,531                 113,466              108,427

EBITDA (1) (3)                            $   36,982      21 %      28,382       23 %      145,707      26 %     99,558   28 %
Net cash provided by (used in) operating
 activities                                  (10,310)               16,597                 106,623               71,238
Net cash used in investing activities        (76,204)              (43,711)               (997,911)             (87,817)
Net cash provided by (used in) financing
 activities                                      230                (3,952)              1,004,723                   84

(1) Includes revenue and expenses resulting from transactions with affiliates of $6.5 million, $4.6 million, $3.5 million, and $3.9 million for the three months ended September 30, 2001 and 2000, respectively, and $18.1 million, $13.4 million, $7.0 million, and $11.5 million for the nine months ended September 30, 2001 and 2000, respectively.

                           TIME WARNER TELECOM INC.

(2) Includes the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation for the nine months ended September 30, 2001 and 2000, respectively.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to these measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-operating one-time charges to earnings. EBITDA is used internally by the Company's management to assess ongoing operations and is a component of a covenant of the 9 3/4% Senior Notes and the 10 1/8% Senior Notes that limits the Company's ability to incur certain additional future indebtedness. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(4) Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period. The diluted loss per common share for the three and nine months ended September 30, 2001, and the three months ended September 30, 2000 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding for the three and nine months ended September 30, 2001, and the three months ended September 30, 2000, because their inclusion would be anti-dilutive. The diluted earnings per share for the nine months ended September 30, 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares related to stock options outstanding during the period.

General

         The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company's services. To drive revenue growth in these markets, the Company has expanded its direct sales force to focus on these business customers while it develops managed service offerings to meet their voice, data, and Internet needs. The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company believes that data services will become increasingly important to the Company's target customer base. In particular, the Company believes that the demand for high-speed, high quality local area network and wide area network connectivity will continue to grow over time.

         The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. Through the acquisition of the GST assets in the first quarter of 2001, the Company added 15 additional western metropolitan markets. The Company activated three additional markets in July 2001 and activated two additional markets in October 2001. The Company is also interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities and has launched on-network inter-city switched services that provide customers the ability to offer a virtual presence in a remote city. The goal is to rapidly deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an Internet Protocol and local area network infrastructure are becoming commercially available, the Company is integrating this soft switch technology into its infrastructure. There is no assurance that the Company will bring any or all of these products to market successfully or profitably.

         The Company plans to continue expanding its revenue base by utilizing available network capacity in its existing markets, by completing its new market launches, and by continuing to develop and selectively

                           TIME WARNER TELECOM INC.

tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its product offerings on a continuous basis to achieve a diverse revenue base. As part of that process, the Company is targeting the expansion of data and Internet products that can be offered on the Company's existing network.

     Due to the impacts of a slowing economy, which has resulted in customers going out of business, filing bankruptcies, or looking for opportunities to cut costs, the Company has experienced an acceleration of customers disconnecting services, including network grooming, that has resulted in downward pressure on revenue performance. In addition, retail customers are taking longer to make buying decisions, lengthening the sales cycle. Recurring revenue of $4 million for the third quarter and more than $7 million for the six-month period comprising the second and third quarters of 2001 has been eliminated due to customer disconnects and bankruptcies. Management believes that this pressure may continue to negatively impact revenue performance for several quarters. However, the dislocation in the telecommunications and Internet service provider sectors may benefit the Company in the following respects:

     . as some emerging providers go out of business, their customers may seek to purchase services from the Company;
     . the failure of some emerging telecommunications providers may reduce some of the artificially low pricing of services that exists in the market for certain telecommunications services; and
     . the availability of experienced telecommunications personnel may improve.

There is no assurance that the Company will realize any benefits from the downturn in these sectors or that the Company will not be adversely affected by conditions in its market sectors or the economy in general. As a result of these economic trends, the Company expects modest to no growth in revenue for the fourth quarter of 2001.

     Factors that could negatively impact the Company's margins in a down economy include below-cost pricing engaged in by some competitors to increase short term revenue, especially in the sale of primary rate interface services to ISPs and pressure on long distance rates, both of which represent a relatively small percentage of the Company's revenue. In addition, pricing pressure from long haul providers could impact pricing of inter-city point-to-point services, and the Company has seen intense price competition in common Point-of-Presence ("POP") to POP locations in central business districts in certain cities. However, the Company believes that its margins are improved by its ability to sell services on its extensive networks that extend beyond these types of highly competitive routes.

     Since the GST assets were purchased out of bankruptcy and require considerable integration work, and further build-out of networks before they perform to the standards of the Company's other markets, the Company does not expect significant revenue growth from the GST assets during 2001.

     Reciprocal compensation revenue is an element of switched services revenue, which represents compensation from local exchange carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Reciprocal compensation represented 6% of revenue for both the nine months ended September 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation, primarily reflecting resolution of disputes, during the nine months ended September 30, 2001 and 2000, respectively. Reciprocal compensation is based on contracts between the Company and LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

     On April 27, 2001, the Federal Communications Commission ("FCC") released an order addressing a prior ruling of the U.S. Court of Appeals for the District of Columbia Circuit in which the FCC reaffirmed

                           TIME WARNER TELECOM INC.

its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic. The new scheme reduces the maximum compensation rate for dial-up Internet-bound traffic in phases over a three-year period. Simultaneously the FCC initiated a rulemaking to consider whether it should replace all existing intercarrier compensation schemes with some form of "bill and keep." Additionally, the ruling, once effective, will require "bill and keep" payment arrangements for Internet-bound traffic as carriers enter new markets. "Bill and keep" means that the carrier would neither pay reciprocal compensation to other carriers nor receive reciprocal compensation from other carriers for Internet-bound traffic in those markets. The ruling was effective June 14, 2001. Historically, the Company has not relied on generation of reciprocal compensation revenue to achieve payback when entering new markets and therefore does not expect the ruling to impact its ability to achieve its financial objective for its new markets. Effective with the new rules, state commissions will no longer have authority over matters pertaining to the compensation of Internet-bound traffic. However, state commission decisions regarding this traffic for prior periods are not affected by the order. The Company and several other CLECs have filed legal challenges to the FCC's order in federal court. There is no assurance, however, that any legal challenge will be successful or that a successful challenge will change the trend toward reduced reciprocal compensation.

     The Company expects that the ruling, if it stands, will result in reciprocal compensation revenue decreasing over time. However, the Company cannot predict whether the LECs will dispute reciprocal compensation charges for ISP traffic even if the charges comply with the FCC's order. Because the ruling is only interim in nature, is subject to further interpretation or could be replaced with a different regulatory scheme, there is no assurance that the Company's reciprocal compensation revenue will not be further decreased or eliminated completely. The rate reductions resulting from the ruling, as well as lower minutes of use and a drop-off in LEC cash collections are reflected in a 33% reduction in reciprocal compensation revenue from the second quarter to the third quarter of 2001.

     As of September 30, 2001, the Company had deferred recognition of $26.0 million in reciprocal compensation revenue for payments received associated with pending disputes and agreements that are subject to future adjustments.

     Switched access is the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLEC") access rates have been less regulated. However, the FCC released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the ILEC's. This order does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets and expects that there will be other legal challenges to the order filed in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 7% and 10% of total revenue for the nine months ended September 30, 2001 and 2000, respectively, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2001 and 2000, respectively. The Company expects, as it previously anticipated, that switched access revenue will continue to decline as a percentage of the Company's total revenue due to mandated or contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

     The Company benefits from its strategic relationship with Time Warner both through access to local right-of-way and construction cost-sharing. Except for networks acquired from GST, most of the Company's networks have been constructed primarily through the use of fiber capacity licensed from Time Warner. As of September 30, 2001, the Company operated networks in 42 metropolitan areas that spanned 16,325 route miles, contained 713,108 fiber miles, and offered service to 10,081 on-net and off-net buildings.

                           TIME WARNER TELECOM INC.

     Operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. This includes the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other competitors, and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to correlate with changes in revenue. The fact that a significant portion of the Company's traffic rides on its own fiber infrastructure enhances the Company's ability to control its costs.

     Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. These expenses include costs related to sales and marketing, including bad debt expense, information technology, billing, regulatory, and legal costs. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to correlate with changes in revenue.

     In the normal course of business, the Company engages in various transactions with Time Warner, generally on negotiated terms among the affected units that, in management's view, result in reasonable allocations. The Company entered into several contracts with Time Warner with respect to certain of these transactions. The Company's dedicated transport and switched services revenue includes services provided to Time Warner. The Company's selling, general, and administrative expenses include charges allocated from Time Warner for office rent and overhead charges for limited administrative functions they perform for the Company. These charges are required to reflect all costs of doing business and are based on various methods, which management believes result in reasonable allocations of those costs that are necessary to present the Company's operations as if they are operated on a stand alone basis. In addition, the Company licenses the right to use a significant portion of its local fiber capacity from Time Warner through prepaid right-to-use agreements and reimburses Time Warner for facility maintenance and pole rental costs. The maintenance and pole rental costs are included in the Company's operating expenses.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenue. Total revenue increased $51.6 million, or 43%, to $172.7 million for the three months ended September 30, 2001, from $121.2 million for the comparable period in 2000. Revenue from the provision of dedicated transport services increased $34.7 million, or 49%, to $105.9 million for the three months ended September 30, 2001, from $71.1 million for the comparable period in 2000. Switched service revenue increased $16.8 million, or 34%, to $66.9 million for the three months ended September 30, 2001, from $50.0 million for the comparable period in 2000. Included in total revenue for the three months ended September 30, 2001 is $1.6 million in services provided to the GST bankruptcy estate and to transitional customers, which is not expected to continue. Reciprocal compensation represented 5% and 6% of total revenue for the three months ended September 30, 2001 and 2000, respectively. At September 30, 2001, the Company offered dedicated transport services in 42 metropolitan areas, all of which also offered switched services. At September 30, 2000, the Company offered dedicated transport services in 22 consolidated metropolitan areas, all of which also offered switched services.

     Exclusive of the effects of the GST asset acquisition during the three months ended September 30, 2001, total revenue increased $27.5 million, or 23% to $148.7 million, from $121.2 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition during the three months ended September 30, 2001, dedicated transport service and switched service revenue increased 31% and 11%, respectively. The increase in revenue from dedicated transport services primarily reflects a 10% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 55% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Although revenue from switched access services and reciprocal compensation increased slightly, the average rates have decreased and are expected to continue declining in the foreseeable future, thereby placing continued downward pressure on revenue from switched access services and reciprocal compensation. Revenue from switched access services and recurring reciprocal compensation also declined from the second quarter of 2001 by approximately $4.7 million, resulting from lower minutes of use as well as lower rates. Since the Company records reciprocal compensation revenue

                           TIME WARNER TELECOM INC.

when cash is received and is not subject to any significant disputes, reciprocal compensation in the third quarter of 2001 was negatively impacted by lower cash collections.

     Operating Expenses. Operating expenses increased $29.2 million, or 60%, to $77.5 million for the three months ended September 30, 2001, from $48.3 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 17%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of total revenue, operating expenses increased to 45% for the three months ended September 30, 2001 from 40% for the comparable period in 2000, primarily as a result of the acquired assets and development of new markets. However, operating expenses have decreased from the second quarter of 2001. This decrease is primarily due to reduced employee costs and related items such as travel and training as well as reduced network operating costs.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $13.8 million, or 31%, to $58.2 million for the three months ended September 30, 2001, from $44.5 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 6%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount, including training, and an increase in the provision for doubtful accounts associated with the increase in revenue, partially offset by a decrease in direct sales costs. As a percentage of total revenue, selling, general, and administrative expenses decreased to 34% for the three months ended September 30, 2001 from 36% for the comparable period in 2000. Selling, general and administrative costs have decreased from the second quarter of 2001. This decrease is due to a reduction in costs directly related to revenue such as commissions and bad debt expense as well as other administrative costs such as recruiting.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $28.0 million, or 117%, to $52.0 million for the three months ended September 30, 2001, from $24.0 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, this expense increased 40%. This 40% increase in net depreciation and amortization expense was primarily attributable to increased capital expenditures.

     EBITDA. EBITDA for the three months ended September 30, 2001 increased $8.6 million to $37.0 million, from $28.4 million in 2000. The increase was $16.8 million, exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, a more skilled and productive workforce, and the implementation of cost reduction efforts.

     Interest Expense. On July 21, 1998, the Company issued $400 million in 9 3/4% Senior Notes in a public offering. During the first quarter of 2001, the Company issued $400 million in 10 1/8% Senior Notes and drew $250 million on its Credit Facility. Interest expense relating to the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the Credit Facility was $28.0 million for the three months ended September 30, 2001. Interest expense relating to the 9 3/4% Senior Notes was $10.1 million for the three months ended September 30, 2000. Capitalized interest was $1.9 million for both the three months ended September 30, 2001 and 2000.

     Net Loss. Net loss increased $22.0 million to $24.3 million for the three months ended September 30, 2001, from $2.3 million for the comparable period in 2000. The net loss change is primarily due to an increase in depreciation expense and net interest expense related to the GST asset acquisition, partially offset by an increase in the income tax benefit and an increase in EBITDA.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenue. Total revenue increased $210.7 million, or 60% to $563.7 million for the nine months ended September 30, 2001, from $353.1 million for the comparable period in 2000. Revenue from the provision of dedicated transport services increased $135.9 million, or 74%, to $319.6 million for the nine months ended September 30, 2001, from $183.8 million for the comparable period in 2000. Switched service revenue increased $74.8 million, or 44%, to $244.1 million for the nine months ended September 30, 2001, from $169.3 million for the comparable period in 2000. Included in total revenue for the nine months ended September 30, 2001 is $8.0 million in services provided to the GST bankruptcy estate and to transitional customers, which is not expected to continue. Reciprocal compensation represented 6% of total revenue for

                           TIME WARNER TELECOM INC.

both the nine months ended September 30, 2001 and 2000, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, the Company offered dedicated transport services in 42 metropolitan areas, all of which also offered switched services. At September 30, 2000, the Company offered dedicated transport services in 22 consolidated metropolitan areas, all of which also offered switched services.

     Exclusive of the effects of the GST asset acquisition during the nine months ended September 30, 2001 and the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2001 and 2000, respectively, total revenue increased $125.1 million, or 38% to $450.9 million, from $325.8 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition during the nine months ended September 30, 2001 and the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during the nine months ended September 30, 2001 and 2000, respectively, dedicated transport service and switched service revenue increased 52% and 21% respectively. The increase in revenue from dedicated transport services primarily reflects a 17% increase in average dedicated transport customers and a broader array of products and services offered in existing markets. The increase in switched service revenue reflects a 55% increase in average switched service customers, increased revenue from switched access services and reciprocal compensation, and a broader array of products and services offered in existing markets. Although revenue from switched access services and reciprocal compensation increased over the prior year, the average rates have decreased and are expected to continue declining in the foreseeable future as a result of regulatory rulings.

     Operating Expenses. Operating expenses increased $107.0 million, or 82%, to $237.9 million for the nine months ended September 30, 2001, from $130.8 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 33%. The increase in operating expenses is primarily attributable to the Company's expansion of its business, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. As a percentage of total revenue, operating expenses increased to 42% for the nine months ended September 30, 2001 from 37% for the comparable period in 2000, primarily as a result of the acquired assets and development of new markets.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $57.5 million, or 47%, to $180.2 million for the nine months ended September 30, 2001, from $122.7 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, these expenses increased 21%. The increase in selling, general, and administrative expenses was primarily attributable to an increase in employee headcount and an increase in the provision for doubtful accounts related to the increase in revenue. As a percentage of total revenue, selling, general, and administrative expenses decreased to 32% for the nine months ended September 30, 2001 from 35% for the comparable period in 2000.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $82.1 million, or 119%, to $150.8 million for the nine months ended September 30, 2001, from $68.8 million for the comparable period in 2000. Exclusive of the effects of the GST asset acquisition, this expense increased 51%. This 51% increase in net depreciation and amortization expense was primarily attributable to increased capital expenditures and an impairment of certain non-revenue generating assets.

     EBITDA. EBITDA for the nine months ended September 30, 2001 increased $46.1 million to $145.7 million, from $99.6 million in 2000. The increase was $65.2 million, exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of a $9.7 million increase in the recognition of non-recurring reciprocal compensation from $27.3 million in 2000 to $37.0 million in 2001, economies of scale as more revenue was generated in existing markets, increased utilization of networks and facilities, a more skilled and productive workforce, and the implementation of cost reduction efforts.

     Interest Expense. On July 21, 1998, the Company issued $400 million in
9 3/4% Senior Notes in a public offering. During the first quarter of 2001, the Company issued $400 million in 10 1/8% Senior Notes and drew $250 million on its Credit Facility. Interest expense relating to the 9 3/4% Senior Notes, the
10 1/8%

                           TIME WARNER TELECOM INC.

Senior Notes, and the Credit Facility was $81.9 million for the nine months ended September 30, 2001. Additionally, in connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense as well as $3.5 million in interest expense. Interest expense relating to the 9 3/4% Senior Notes was $30.1 million for the nine months ended September 30, 2000. Capitalized interest was $6.2 million and $2.6 million for the nine months ended September 30, 2001 and 2000, respectively.

     Net Loss. Net loss changed $53.2 million to a loss of $48.6 million for the nine months ended September 30, 2001, from earnings of $4.6 million for the comparable period in 2000. The earnings change is primarily due to an increase in depreciation expense and net interest expense related to the GST asset acquisition, partially offset by an increase in the deferred tax benefit and an increase in EBITDA.

Liquidity and Capital Resources

     Operations. The Company's cash provided by operating activities was $106.6 million for the nine months ended September 30, 2001, as compared to $71.2 million for the comparable period in 2000. This increase in cash provided by operating activities of $35.4 million principally resulted from an increase in EBITDA and a change in certain working capital items.

     As the Company continues its expansion plan to enter new markets, the expenditures incurred, together with initial operating expenses, will generally result in negative EBITDA and operating losses from the new market until an adequate customer base and revenue stream for the new market has been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA from the new market for at least two years after operations commence in that market. Additionally, the Company currently expects the operations related to the assets purchased from GST to generate negative EBITDA as a result of the Company's investment in additional sales force for these networks and further build-out until an adequate customer base and revenue stream for the networks have been established. Although overall the Company expects to continue to have positive EBITDA for the near future as it develops and expands its business, as well as integrates the GST acquisition, there can be no assurance that the Company will sustain sufficient positive EBITDA to meet its working capital requirements and to service its indebtedness.

     The Company expects that the restructuring of its Vancouver operations will result in a one-time pre-tax restructuring charge of $6-8 million in the fourth quarter of 2001 for severance and benefits related to the elimination of positions and a non-cash charge for the write-down of certain Vancouver-based property and equipment. The Company expects, consistent with its revenue estimates, that EBITDA for the fourth quarter of 2001 will show modest to no growth from the third quarter, before the impact of the one-time restructuring charge.

     Investing. Cash used in investing activities was $1.0 billion for the nine months ended September 30, 2001, as compared to $87.8 million for the comparable period in 2000. During the nine months ended September 30, 2001, the Company used its proceeds from the issuance of common stock and a portion of the proceeds from the issuance of debt to fund the GST acquisition, capital expenditures, and net purchases of marketable securities. During the nine months ended September 30, 2000, proceeds from the maturities of marketable securities and cash flow from operating activities were primarily used to fund capital expenditures.

     During the nine months ended September 30, 2001, capital expenditures were $337.1 million, an increase of $123.9 million from the comparable period in 2000. The largest commitment of capital was related to the installation of transport and switch related electronics to support the increase in sales activity and the addition of 2,316 route miles of fiber since December 31, 2000, which is exclusive of 4,210 route miles of fiber acquired in connection with the GST asset acquisition. Based on historic capital requirements for network construction in relation to sales volumes and network expansion plans, the Company anticipates that capital expenditures for the full year 2001 will be $450-500 million. This target spending includes requirements for current operating markets, the Company's expansion plans including markets acquired from GST, and integrating the GST acquisition. However, if revenue growth slows, the Company may further reduce its capital spending as a large portion of the Company's capital spending is success-based.

                           TIME WARNER TELECOM INC.

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

     The Company plans to make substantial capital investments in connection with plans to construct and develop new networks, as well as for technology upgrades. Expansion of the Company's networks will include the geographic expansion of the Company's existing operations, and the Company may consider the development of new markets. In addition, the Company may acquire existing networks in the future. The development and expansion of the Company's existing and future networks and services will require significant capital expenditures.

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

     In January 2001, the Company issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16 per share, in part to repay a senior unsecured bridge loan facility under which the Company borrowed $700 million to finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense as well as $3.5 million in interest expense for the nine months ended September 30, 2001. In connection with the issuance of Class A common stock, approximately $24.2 million of financing costs were charged to additional paid-in capital in the first quarter of 2001.

                           TIME WARNER TELECOM INC.

     The Company expects that the $380.1 million in cash, cash equivalents, and marketable debt securities at September 30, 2001, borrowings under the $1 billion credit facility, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital and liquidity needs to expand its business and pay interest on the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and on current and future borrowings under the secured revolving credit facility. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company may be required to seek additional capital. The Company's revenue and costs are partially dependent upon factors that are not within the Company's control, such as regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations are likely to affect the level of the Company's future capital expenditures and expansion plans. Sources of any future financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements.

     Financing. Net cash provided by financing activities for the nine months ended September 30, 2001 was $1.0 billion and was primarily due to the net proceeds from both the issuance of common stock and debt.

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

     The Company is aware that its outstanding 9 3/4% and 10 1/8% Senior Notes are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, the Company or its affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions. The Company will evaluate any such transactions in light of then existing market conditions, taking into account its present liquidity and prospects for future access to capital and restrictions, if any, under its existing financing documents. The amounts involved in any such transactions, individually or in the aggregate, may or may not be material.

     Interest on the $250 million drawn under the revolving credit facility is computed utilizing a specified Eurodollar Rate plus 4.0%, which totaled 8.7% on September 30, 2001. Interest is payable at least quarterly at the end of each quarter, beginning in March 2001. Based on the rate in effect on September 30, 2001, aggregate annual interest payments are expected to be approximately $21.7 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

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

                           TIME WARNER TELECOM INC.

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

         (b) Reports on Form 8-K

         Form 8-K dated August 14, 2001 furnishing investor presentation materials.

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




               TIME WARNER TELECOM INC.




Date:  November 13, 2001                   By:  /s/ Jill R. Stuart
                                                --------------------------------
                                                Jill R. Stuart
                                                Vice President, Accounting and
                                                Finance and Chief Accounting
                                                Officer