Form 10-K
period 2001-12-31
TIME WARNER TELECOM INC
filed 2002-03-25
CIK 1057758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                        Commission file number 0-30218

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $276.5 million, based on the closing price of the Company's Class A common stock on the Nasdaq National Market on February 28, 2002 of $5.70 per share.

   The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of February 28, 2002 was:

   Time Warner Telecom Inc. Class A common stock--48,799,191 shares Time Warner Telecom Inc. Class B common stock--65,936,658 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   This document contains certain "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's expected financial position, business, and financing plans. These forward-looking statements are based on management's current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond the Company's control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

   The words "believe," "plan," "target," "expect," "intends," and "anticipate," and expressions of similar substance identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under "Risk Factors" in Item 1 and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                        TELECOMMUNICATIONS DEFINITIONS

   In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this report, a glossary is included following Part III.

                                    PART I

Item 1. Business

Overview

   Time Warner Telecom Inc. (the "Company") is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services in 44 metropolitan markets in the United States as of December 31, 2001. The Company's customers are principally telecommunications-intensive businesses, long distance carriers, Internet service providers ("ISPs"), incumbent local exchange carriers ("ILECs"), wireless communications companies, and governmental entities. During 2001, the Company expanded its local and regional networks into the western United States through the acquisition out of bankruptcy of substantially all of the assets of GST Telecommunications, Inc. ("GST"). The Company also activated networks in five additional markets during 2001. As of December 31, 2001, the Company's networks covered 16,806 route miles, contained 758,060 fiber miles, and offered service to 10,685 buildings served either entirely by the Company's facilities ("on-net") or through the use of facilities of another carrier to provide a portion of the link ("off-net") in 21 states.

   The Company's principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and the telephone number is (303) 566-1000.

   Time Warner Cable (now a unit of AOL Time Warner Inc.) began the Company's business in 1993. During the last few years, the Company's business has changed substantially with an exclusive focus on business customers, including carriers and governmental entities, and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

   In July 1998, the Company was reorganized into a limited liability company, Time Warner Telecom LLC ("TWT LLC"), and conducted an offering of $400 million principal amount of 9 3/4% Senior Notes due July 2008. In the transaction, referred to as the "Reorganization," Time Warner Inc. (now wholly owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now wholly owned by AT&T Corp.), and Advance/Newhouse Partnership either directly or through subsidiaries, became the owners of all of the limited liability company interests in TWT LLC.

   In May 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation through the conversion of TWT LLC's limited liability company interests into common stock of the newly formed corporation, Time Warner Telecom Inc. This transaction is referred to as the "Reconstitution." Also in May 1999, in conjunction with the Reconstitution, the Company completed an initial public offering ("IPO") of 20,700,000 shares of Class A common stock at a price of $14 per share.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently the Class B common stock is collectively owned directly or indirectly by AOL Time Warner Inc., Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation (collectively, the "Class B Stockholders").

   MediaOne Group, Inc. ("MediaOne"), a former holder of Class B common stock, completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company, 8,987,785 of which were converted from shares of Class B common stock. The Company did not receive any proceeds nor did its total shares outstanding change as a result of this transaction. On June 15, 2000, MediaOne merged with AT&T Corp. ("AT&T") and the Class B common stock previously beneficially owned by a MediaOne subsidiary became beneficially owned by AT&T. In June 2001, AT&T converted its remaining 6,289,872 shares of Class B common stock into Class A common stock.

Business Strategy

   The Company's primary objective is to be a leading provider of superior telecommunications services through advanced networks in its service areas to medium- and large-sized businesses. The key elements of the Company's business strategy include the following:

   Leverage Existing Fiber Optic Networks. The Company has designed and built local and regional fiber networks to serve geographic locations where management believes there are large numbers of potential customers. As of December 31, 2001, the Company operated networks that spanned 16,806 route miles and contained 758,060 fiber miles. In addition, the Company operates a fully managed, fiber-based nationwide Internet protocol ("IP") network to provide the capacity and high quality level of service increasingly demanded by its customers. That network's capacity was expanded in 2001 and ranges in throughput capacity from OC-3 to OC-48, depending on the specific route. The Company's IP backbone includes long haul circuits leased from other carriers. Management believes that the Company's extensive broadband network capacity allows it to:

  . increase orders substantially from new and existing customers while realizing higher gross margins than non-fiber facilities-based carriers;

  . emphasize its fiber facilities-based services rather than resale of network capacity of other providers and extend its services both locally and regionally; and

  . provide better customer service because the Company can exert greater control over its services than its competitors that depend on off-net facilities.

   As of December 31, 2001, the Company completed its previously announced plan to launch service in five new markets during 2001. The Company plans to increase penetration in existing markets and does not currently intend to expand into additional new markets. The Company continues to extend its network in its present markets in order to reach additional commercial buildings directly with its fiber facilities. In addition, the Company has deployed new technologies such as dense wave division multiplexing ("DWDM") to provide additional bandwidth and higher speed without the need to add additional fiber capacity.

   Expand Service Offerings. The Company provides a broad range of switched services throughout its service area. The Company utilizes high-capacity digital end office switches that enable the Company to offer both local and toll services to its customers. The Company has also installed "softswitches" that enable the switching of voice calls over an IP and local area network ("LAN") infrastructure in certain markets. The softswitches are capable of providing digital trunks and Primary Rate Interface ("PRI") services. The Company expects to be able to provide other voice services over IP during 2002.

   Data services are increasingly important to the Company's targeted end user and carrier customer base. In particular, the Company believes that the demand for high-speed, high-quality LAN and wide area network connectivity using Ethernet protocol will continue to grow over the long term. The Company expects this demand will grow in support of specific applications such as website hosting, e-commerce, intranet, and Internet access. The Company will continue to deliver high-speed traditional transport services (e.g., DS-1, DS-3, and OC-n) through its fiber optic networks, but will also focus on the delivery of next generation data networking and converged network services, meaning voice and data applications delivered over a common network infrastructure. The Company anticipates that the converged network will be capable of providing applications such as virtual private networking, hosted web and e-mail services, and new applications such as unified messaging. The Company believes the key to the evolution of the converged network is delivery of management services along with network service so that medium and small business customers in multi-tenant buildings the Company serves can rely on it to manage the network 24 hours-a-day, 7 days-a-week.

   Target Business Customers. The Company operates networks in metropolitan areas with high concentrations of medium- and large-sized businesses, including other carriers. These businesses are potentially high-volume users of the Company's services and are more likely to seek the greater reliability provided by an advanced network such as the Company's. To drive revenue growth from these customers, the Company expanded its direct sales force. In addition, in order to achieve further economies of scale and network utilization, the Company is targeting smaller business customers in buildings the Company already serves where it can offer a package of network services that may not otherwise be available to those customers. As a result of weakness in the carrier sector, the Company has sought to broaden its revenue base by an increased focus on end user (non-carrier) customers and a focus on established carrier customers.

   Interconnect Service Areas. The Company groups the service areas in which it operates into geographic clusters across the United States. The Company selectively interconnects certain of its existing service areas within regional clusters with owned or leased fiber optic facilities. The interconnection of service areas is expected to increase the Company's revenue potential and increase margins by addressing customers' regional long distance, voice, data, and video requirements.

   Utilize Strategic Relationships with AOL Time Warner Inc. and its Affiliates. The Company has benefited from and continues to leverage its relationships with Time Warner Cable, one of the largest multiple system cable operators in the U.S., by licensing and sharing the cost of fiber optic facilities. This licensing arrangement allows the Company to benefit from Time Warner Cable's access to rights-of-way, easements, poles, ducts, and conduits. See "Certain Relationships and Related Transactions." By leveraging its existing relationship with Time Warner Cable, the Company believes that it can benefit from existing regulatory approvals and licenses, derive economies of scale in network costs, and extend its existing networks in a rapid, efficient, and cost-effective manner. Furthermore, management believes that the strong awareness and positive recognition of the "Time Warner" brand name contributes to its marketing programs and sales efforts by distinguishing it from its competitors. In addition, the Company has entered into agreements with various units of AOL Time Warner Inc., to provide switched, dedicated, data and Internet services to those units.

   Continue Disciplined Expenditure Program. The Company increases operational efficiencies by pursuing a disciplined approach to capital expenditures. This capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return. Until the economy improves, the Company expects that capital expenditures will generally be limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, as well as upgrades to its back office systems. In addition, the Company's disciplined spending approach allowed it to adjust operating expense spending appropriately as revenue growth declined in 2001, thus maintaining strong margins.

Services

   The Company currently provides its customers with a wide range of telecommunications services, including dedicated transport, local switched, long distance, data and video transmission services, and high-speed dedicated Internet access services. The Company's dedicated services, which include private line and special access services, use high-capacity digital circuits to carry voice, data, and video transmissions from point-to-point in multiple configurations. The Company provides advanced video transport services such as point-to-point, broadcast-quality video to major television networks as well as to advertising agencies and other customers. Switched voice services offered by the Company use high-capacity digital switches to route voice transmissions anywhere on the public switched telephone network. In offering its dedicated transport and switched services, the Company also provides private network management and systems integration services for businesses that require combinations of various dedicated and switched telecommunications services. Data transmission services provided by the Company allow customers to create their own internal computer networks and access external computer networks and the Internet. Internet services provided by the Company include dedicated Internet access, website and e-mail hosting, and Ethernet and optical transport services for business customers and local ISPs.

 Dedicated Transport Services

   The Company currently provides a complete range of dedicated transport services with transmission speeds from 1.544 megabits per second to 9.953 gigabits per second to its carrier and end user customers. These services can be used for voice, data, image, and video transmission. The Company offers the following dedicated transport links:

  . POP-to-POP Special Access. Telecommunications lines linking the points of presence ("POPs") of one interexchange carrier ("IXC") or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

  . Interexchange Carrier Special Access. Telecommunications lines between customers and the local POPs of IXCs.

  . Private Line. Telecommunications lines connecting various locations of a customer's operations, suitable for transmitting voice and data traffic among customer locations.

  . Metropolitan and Regional. Each transport service is available on the Company's metropolitan fiber networks. Most are also available between cities on the Company's inter-city, regional networks, now reaching 29 major markets.

  . Transport Arrangement Service. Dedicated transport between the Company's equipment collocated within local exchange carrier ("LEC") central offices and the IXC POP designated by end user customers. The arrangement can transport either special access or switched access, and gives end user customers competitive choice for reaching IXCs.

   Each service uses high-capacity digital circuits and can carry voice, data, and video transmissions with flexible configurations and a variety of circuit capacities:

  . Broadcast video TV-1. Dedicated transport of broadcast television quality video signals over fiber optic networks.

  . SONET Services. Full duplex transmission of digital data on Synchronous Optical Network ("SONET") standards. The Company's local SONET services allow multipoint transmission of voice, data, or video over protected fiber optic networks. Available interfaces include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

  . Private Network Transport Services. A premium quality, fully redundant, and diversely routed SONET service that is dedicated to the private use of individual customers.

  . Wavelength or "Lambda" Services. Extremely high capacity, point-to-point transmission services using DWDM interfaces. Customers have access to multiple full-bandwidth channels of 2.5 gigabits per second and 10 gigabits per second.

 Switched Services

   The Company's switched voice services provide business customers with local calling capabilities and connections to their IXCs. The Company owns, houses, manages, and maintains the switches used to provide the services. The Company's switched services include the following:

  . Business Access Line Service. This service provides voice and data customers quality analog voice grade telephone lines for use at any time. Business access line service provides customers with flexibility in network configurations because lines can be added, deleted, and moved as needed.

  . Access Trunks. Access trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange customers, which own and operate a switch on their own premises. Private branch exchange customers use these trunks to provide access to the local, regional, and long distance telephone networks. Private branch exchange customers may use either the Company's telephone numbers or their ILEC-assigned telephone numbers. Customer access to the Company's local exchange services is accomplished by a DS-1 digital connection or DS-0 analog trunks between the customer's private branch exchange port and the Company's switching centers.

  . Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to the Company's local exchange service customers.

  . Local Telephone Service. Local telephone service can be tailored to a customer's particular calling requirements. Local telephone service includes operator and directory assistance services, custom calling features such as call waiting and caller ID.

  . Long Distance Service. Long distance service provides the capabilities for a customer to place a voice call from one local calling area to another, including international calling. The long distance offering is comprised of a full suite of basic long distance services, including toll-free 800 number service, calling card, and international calling. The Company offers long distance services bundled with other Company services because it believes small- and medium-sized businesses may prefer to obtain long distance, local, and Internet services from a single provider instead of working with multiple carriers. The Company also offers usage-based rates for 1+ and toll-free service as well as package plans for various committed levels of usage. The target customers are small- and medium-sized business customers. Generally, large businesses tend to obtain their long distance services directly from the major long distance carriers.

  . Switched Access Service. The connection between a long distance carrier's POP and an end user's premises that is provided through the switching facilities of a LEC is referred to as switched access service. Switched access service provides IXCs with a switched connection to their customers for the origination and termination of long distance telephone calls or provides large end users with dedicated access to their IXC of choice.

  . Other Services. The Company also provides bundled solutions to small- to medium-sized business users. These solutions provide DS-0 (64 Kbps) channels to which a customer's voice and Internet services can be connected for integration to a single DS-1 (1.544 Mbps) transport facility. Many customers purchase voice (local and long distance) on separate DS-1 or DS-0 facilities. These customers will often have one vendor for their local service and a different vendor for their long distance. Additionally, such customers might also purchase Internet services from yet another vendor on a variety of DS-0 or DS-1 facilities. Such an arrangement results in having three different vendors and producing at least three different monthly bills. The Company's bundled offerings enable customers to purchase a single DS-1 transport facility over which lines, trunks, long distance, and Internet services can be combined to provide an integrated service offering. Other services offered by the Company include telephone numbers, listings, customized calling features, voice messaging, hunting, blocking services, and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or "ISDN."

 Data Transmission Services

   The Company offers its customers a broad array of data transmission services that enable customers to create their own internal computer networks and access external computer networks and the Internet.

   In 2001, the Company extended its current base of transparent LAN services to include a point-to-point Native Local Area Network ("NLAN") service to customers. NLAN services allow customers to link multiple locations together over dedicated lines via the Company's high-speed Ethernet interfaces. This extended bandwidth capacity allows customers to connect at very high speeds to the Internet, to the application service provider of choice, or to other customer locations.

   The Company also offers unmanaged point-to-point NLAN service. This service deploys competitive, low cost, 100 Mbps and 1000 Mbps Ethernet connections. The service is referred to as "unmanaged" because the fiber between customer locations is entirely dedicated to that customer and is not monitored by the Company's network operations center. Troubleshooting and maintenance of unmanaged NLAN circuits requires a service visit by a Company technician.

   In 2002, the Company plans to introduce a Managed Fibre Channel Transport Solution. This service will allow customers to transport data to an off-site storage facility for back up, mirroring, and disaster recovery purposes.

 Internet Services

   The Company offers high-speed dedicated Internet access to its business customers. Dedicated service allows the customer to maintain a permanent, "always on" connection to the Internet and eliminates the need for slower, less reliable dial-up modems. The Company upgraded its IP backbone in 2001 from ATM (asynchronous transfer mode) to Packet over SONET ("PoS") technology. As a result of this upgrade, the network is faster, more efficient and more reliable. It also offers the Company's customers extremely high levels of availability and performance.

   The Company began to offer dedicated web hosting services in late 2000. Customers are able to use the dedicated servers owned and operated by the Company for e-mail, web-site hosting, and file transfer. The Company offers this service in all of its markets primarily as a value add-on for its data and Internet services customers.

 Limitation on Residential and Content Services

   The Company's Restated Certificate of Incorporation prohibits the Company from (i) engaging in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information, or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004, or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors, but a similar restriction in the fiber license agreements with Time Warner Cable continues until 2028. See "Certain Relationships and Related Transactions". Although management does not believe that these restrictions will materially affect the Company's business and operations in the immediate future, the Company cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

 Telecommunications Networks and Facilities

   Overview. The Company uses advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data, and video telecommunications services. The Company's basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET and DWDM equipment deployed in fully redundant, self-healing rings. These SONET and DWDM rings give the Company the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a fiber cut. The Company has also deployed a next generation Internet backbone using redundant core routers to deliver Internet traffic to its customers. The Company's networks contain softswitches to enable enhanced voice services. The Company's networks are also designed for remote automated provisioning, allowing the Company to meet customers' real time service needs. The Company extends SONET rings or point-to-point links from rings to each customer's premises over its own fiber optic cable and tail circuits obtained from ILECs. The Company also installs diverse building entry points where a customer's security needs require such redundancy. The Company then places necessary customer-dedicated or shared electronic equipment at a location near or in the customer's premises to terminate the link.

   The Company serves its customers from one or more central offices or hubs strategically positioned throughout its networks. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. The Company continuously monitors system components from its network operations centers and proactively focuses on avoiding problems rather than merely reacting to trouble.

   The Company adds switched, dedicated, and data services to its basic fiber optic transmission platform by installing sophisticated softswitches and digital electronics at its central offices and nodes at customer locations. The Company's advanced digital telephone and IP switches are connected to multiple ILECs and long distance carrier switches to provide the Company's customers access to telephones in the local market as well as the public switched telephone network. The Company also provides routers for its Internet backbone and LAN multiplexers at its customers' premises and in its central offices to provide high-speed LAN interconnection services.

   The Company's strategy for adding customers is designed to maximize the speed and impact of its marketing efforts while maintaining attractive rates of return on capital invested to connect customers directly to its networks. To serve a new customer initially, the Company may use various transitional links, such as reselling a portion of an ILEC's network. Once the new customer's communications volume and product needs are identified, the Company may build its own fiber optic connection between the customer's premises and the Company's network to accommodate the customer's needs and maximize the Company's return on network investment.

   Telecommunications Networks. The following chart sets forth information regarding each of the Company's telecommunications networks as of December 31, 2001:

                                                                      Switched
                                                         Network      Services
                                                       Commercially Commercially
Metropolitan Service Area                               Available   Available(1)
-------------------------                              ------------ ------------
Albany, New York (2)..................................    Jul-95       Sep-99
Albuquerque, New Mexico (3)...........................    Jan-01       Jan-01
Atlanta, Georgia......................................    Oct-01       Oct-01
Austin, Texas (2).....................................    Sep-94       Apr-97
Bakersfield, California (3)...........................    Jan-01       Jan-01
Binghamton, New York (2)..............................    Jan-95       Aug-00
Boise, Idaho (3)......................................    Jan-01       Jan-01
Charlotte, North Carolina (2).........................    Sep-94       Dec-97
Chicago, Illinois.....................................    Mar-01           --
Cincinnati, Ohio (2)..................................    Jul-95       Nov-97
Columbia, South Carolina (2)..........................    Jun-01       Jul-01
Columbus, Ohio (2)....................................    Mar-91       Jul-97
Dallas, Texas.........................................    Sep-99       Sep-99
Dayton, Ohio (2)......................................    Nov-00       Nov-00
Denver, Colorado......................................    Aug-01       Nov-01
Fayetteville, North Carolina (2)......................    Apr-00       Apr-00
Fresno, California (3)................................    Jan-01       Jan-01
Greensboro, North Carolina (2)........................    Jan-96       Sep-99
Honolulu, Hawaii (2)..................................    Jun-94       Jan-98
Houston, Texas (2)....................................    Jan-96       Sep-97
Indianapolis, Indiana (2).............................    Sep-87       Dec-97
Jersey City, New Jersey...............................    Jul-99       Jul-99
Los Angeles, California (3)(4)........................    Jan-01       Jan-01
Manhattan, New York (2)...............................    Feb-96       Feb-98
Memphis, Tennessee (2)................................    May-95       May-97
Milwaukee, Wisconsin (2)..............................    Feb-96       Sep-97
Minneapolis, Minnesota (2)............................    Jun-01       Nov-01
Oakland, California (3)(5)............................    Jan-01       Jan-01
Orange County, California.............................    Dec-00       Dec-00
Orlando, Florida (2)..................................    Jul-95       Jul-97

                                                                      Switched
                                                         Network      Services
                                                       Commercially Commercially
Metropolitan Service Area                               Available   Available(1)
-------------------------                              ------------ ------------
Phoenix, Arizona (3)..................................    Jan-01       Jan-01
Portland, Oregon (3)..................................    Jan-01       Jan-01
Raleigh, North Carolina (2)...........................    Oct-94       Sep-97
Rochester, New York (2)...............................    Dec-94       Feb-95
Sacramento, California (3)............................    Jan-01           --
San Antonio, Texas (2)................................    May-93       Nov-97
San Diego, California (2).............................    Jun-95       Jul-97
San Francisco, California (3).........................    Jan-01       Jan-01
San Luis Obispo, California (3).......................    Jan-01       Jan-01
Santa Barbara, California (3).........................    Jan-01       Jan-01
Seattle, Washington (3)...............................    Jan-01       Jan-01
Spokane, Washington (3)...............................    Jan-01       Jan-01
Tampa, Florida (2)....................................    Dec-97       Jan-98
Tucson, Arizona (3)...................................    Jan-01       Jan-01

--------
(1) Date of "Switched Services Commercially Available" is the first date on which switched services were provided to a customer for markets not acquired from GST.
(2) Metropolitan statistical areas in which the Company obtains or expects to obtain fiber capacity through licensing agreements with Time Warner Cable. See "Certain Relationships and Related Transactions."
(3) The "available" date represents the date the assets were acquired from GST.
(4) Includes Los Angeles, Riverside, and Ventura.
(5) Includes Oakland and Stockton metropolitan statistical areas.

   Western Regional Network. As part of the GST asset acquisition, the Company acquired a regional fiber optic backbone network, extending from Seattle to San Diego that was substantially completed during 2001. The capacity of the network varies along the route, ranging from 12 to 144 fibers and six to eight two-inch conduits. This regional network interconnects many of the Company's service areas in its western region and is used to provide regional long distance, voice, Internet, data, and video transport services. The Company may sell fiber and conduit routes not needed for its operations or may exchange such routes for other fiber and conduit routes. As part of the GST transaction, the Company assumed certain agreements to provide long-term rights to dark fiber and conduit to third parties. Dark fiber consists of fiber strands contained within a fiber optic cable that are not connected to electronic equipment. A lease of dark fiber rights typically has a term that approximates the economic life of a fiber optic strand (generally 20 to 30 years). Purchasers and lessees of dark fiber rights usually install their own electrical and optical transmission equipment. A purchaser of conduit rights pulls its own fiber through the conduit, which may be either a spare conduit or one that already contains the Company's fiber. In general, payment for dark fiber and conduit rights is due at the time of delivery and acceptance of the fiber or conduit. A substantial portion of the routes subject to these agreements were completed in 2001 and the third party rights the Company agreed to grant under these agreements were granted and paid for in 2001. The Company expects to complete the grant of rights to third parties on the Ontario to San Diego, California route and to receive the corresponding payments during the first quarter of 2002.

   Network Monitoring and Management. The Company provides a single point of contact for its customers and consolidates its systems support, expertise, and technical training for the telephony network at its network operations center in Greenwood Village, Colorado. With approximately 1,260 technicians and customer service representatives dedicated to providing superior customer service, the Company is able to quickly correct, and often anticipate, problems that may arise in its networks. The Company provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble. In order to increase operating efficiencies and reduce expenses, in late

2001 the Company began the consolidation of the network operations center in Vancouver, Washington acquired through the GST asset acquisition into its Greenwood Village network operations center. The Company expects the consolidation to be complete by the end of the first quarter of 2002.

   The Company also maintains an Internet network operations center in Milwaukee, Wisconsin that handles all provisioning, call center, and surveillance functions for the Company's IP backbone and services, including Internet access and web hosting, provided over the Company's IP backbone.

   Infrastructure Migration. The Company continually evaluates new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers, and purchasing equipment at the best available price. IP capabilities are proliferating throughout the network as is evidenced by the rapid development and deployment of packet telephony systems (e.g., media gateways and softswitches). In order to prepare to deliver the next generation voice and data services, the Company is using softswitch, optical, and data/Internet technologies to augment legacy circuit switched telephone systems and is deploying these technologies in certain markets to complement circuit switched systems. The Company plans to offer IP Centrex, packet telephony, metropolitan LAN, storage, and wavelength services over this platform in 2002. As an extension of the Signaling System 7 ("SS7") network that the Company acquired in connection with the GST asset acquisition, in 2001 the Company launched an initiative to extend the acquired SS7 network to many of its existing networks. The migration to the Company's internal SS7 network is expected to be complete during 2002 and is expected to decrease the Company's dependence on other providers.

   Information Systems Infrastructure. The Company uses a centrally deployed series of client server platforms and relational database servers to provide cost effective computing support for its business functions. These services and products enable employees to support customers directly, manage the telephony infrastructure, and report and manage trouble resolution. The computing infrastructure strategy enables the Company to mix and match computing platforms to meet its specific business needs including telephony ordering, provisioning, inventory, engineering, installation, billing, decision support, and customer care business functions. The strategy of buying "off the shelf" products and integrating them into the Company's existing information systems infrastructure versus utilizing several stand-alone applications supports a more responsive and flexible environment. The Company's information systems provide real time support of network operations and deliver data at the network, regional and corporate level, sorted by customer and vendor. The systems selected or built utilize open system standards and architectures, allowing interoperability with third parties' systems. The Company's information technology teams have developed competencies in application integration using the latest in enterprise application products and strategies. The Company has implemented an enterprise resource system, which provides improved real-time management information for the Company's financial, procurement, and human resource functions.

   Network Development and Application Laboratory. The Company's network development and application laboratory is a comprehensive telecommunications technology, applications, and services development laboratory, equipped with advanced systems and equipment, including those used by the Company in the operation of its local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with the Company's digital networks, for the purposes of:

  . verifying the technical and operational integrity of new equipment prior to installation in the networks;

  .  developing new services and applications;

  . providing a realistic training environment for technicians, engineers, and others; and

  . providing a network simulation environment to assist in fault isolation and recovery.

   Technologies currently under evaluation in the laboratory include DWDM equipment from new vendors, optical switches, next generation Multi Service Platform, IP telephony, including components used to service next generation softswitches, media gateway technologies, application servers, and data and Internet equipment including edge routers and metropolitan Ethernet switches.

   Billing Systems. The Company contracts with outside vendors for customer billing. The Company has licensed a system for transport and switched services billing that it operates on its own equipment and has a service bureau arrangement with another vendor for carrier and interconnection billing. In 2001, the Company completed the migration of its billing of acquired accounts from the platforms inherited from the acquisition of GST assets to the billing platform that the Company uses for its other markets.

Customers and Sales and Marketing

   The Company's customers are principally telecommunications-intensive medium- and large-sized business end users including financial services, health care, media and technology companies, long distance carriers, ISPs, wireless communications companies, ILECs, and various governmental entities.

   The Company has substantial business relationships with a few large customers. For the year ended December 31, 2001, the Company's top ten customers accounted for approximately 47% of its total revenue. Excluding the impact of the recognition of $37.0 million in non-recurring reciprocal compensation revenue, the Company's top ten customers accounted for 44% of revenue in 2001. The Company's largest customer for the twelve months ended December 31, 2001, WorldCom Inc. and its affiliates, accounted for 12% of the Company's total revenue. However, a portion of that revenue results from traffic that is directed to the Company by customers that have selected WorldCom Inc. as its long distance carrier. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of the Company's revenue in 2001. In 2001, the three companies that individually represented more than 5% of total 2001 revenue, excluding the impact of the non-recurring reciprocal compensation revenue described above, were WorldCom Inc., AT&T, and Qwest Communications Inc.

   The Company maintains a direct sales effort in each of its service areas along with regional and national sales support. The number of sales account executives totaled 288 at December 31, 2001. Compensation for the Company's sales representatives is based primarily on commissions linked to revenue from services installed. The Company provides enhanced commissions to its sales force for executing service contracts with terms of two years or greater and for services entirely on the Company's network. Currently, more than half of the Company's revenue from services subject to service agreements is provided under agreements with an initial duration of three years or greater. In addition, the Company markets it services through advertisements, trade journals, media relations, direct mail, and participation in trade conferences.

   The Company also targets long distance carriers, ISPs, ILECs, large strategic business accounts, and wireless telephone companies through its national sales organization. The Company has master services agreements with a significant number of the long distance carriers, including AT&T, WorldCom Inc., Sprint Corporation, and Qwest Communications Inc. By providing long distance carriers with a local connection to their customers, the Company enables them to avoid complete dependence on the ILECs for access to customers and to obtain a high-quality and reliable local connection. The Company provides a variety of transport services and arrangements that allow long distance carriers to connect their own switches in both local areas, or intra-city, and wide areas, or inter-city. Additionally, long distance carriers may purchase the Company's transport services that allow them to connect their switch to an ILEC switch and to end user locations directly. The Company's networks allow it to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards, and customer service.

   In 2001, the demand from carrier customers fell and the Company experienced significant service disconnections as a result of bankruptcies, customers contracting their operations, and customers optimizing their existing networks in response to the economic downturn. As a result, the Company increased its focus on established carrier customers and on end user customers to replace the revenue lost to disconnections.

   The Company's marketing emphasizes its:

  .  reliable, facilities-based networks;

  .  flexibly-priced, bundled services;

  .  responsive customer service orientation; and

  . integrated operations, customer support, network monitoring, and management systems.

   The Company's centrally managed customer support operations are designed to facilitate the processing of orders for changes and upgrades in customer services. To reduce the risk in bringing new and untested telecommunications services to a dynamically changing market, the Company introduces its services once market demand develops, and offers them in diversified, competitively-priced bundles in order to increase usage among its existing customers and attract new customers. The services offered by the Company are typically priced at a discount to the ILECs' prices.

Customer Service

   With approximately 1,260 technicians and customer service representatives at December 31, 2001, the Company provides its customers with continuous support and superior service. To serve its customers, account representatives are assigned to the Company's customers to act as effective liaisons with the Company. Technicians and other support personnel are available in each of the Company's service areas to react to any network failures or problems. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain the Company's network reliability and performance. See "Telecommunications Networks and Facilities-- Network Monitoring and Management."

Competition

   The Company believes that the principal competitive factors affecting its business are and will continue to be:

  .  pricing;

  .  competition for skilled, experienced personnel;

  .  regulatory decisions and policies that impact competition;

  .  ability to introduce new services; and

  . the availability of proven support systems for the Company's back office systems, including provisioning and billing.

   The Company believes that it competes favorably with other companies in the industry or is generally impacted favorably with respect to each of these factors. The technologies and systems that provide back office support for the competitive local exchange carrier ("CLEC") industry are nascent and may not keep pace with the growth of order volume, integration with other systems, and production of required information for systems managers. Although the Company's ability to attract qualified personnel improved in 2001 as a result of contraction of the CLEC industry and the economy in general, personnel with certain types of technical expertise are still in demand and the Company must compete with other employers by maintaining competitive compensation and benefits packages, in addition to an attractive work environment. Regulatory environments at both the state and federal level differ widely and have considerable influence on the Company's market and economic opportunities and resulting investment decisions. The Company believes it must continually monitor regulatory developments and remain active in its participation in regulatory issues. Some regulatory decisions have or may in the future have negative impacts on the Company's revenue or expenses, and may favor certain classes of competitors over the Company. See "Government Regulation."

   Services substantially similar to those offered by the Company are also offered by the ILECs, Verizon Corporation, BellSouth Corporation, Qwest Communications Inc., and SBC Communications, Inc. The Company believes that many ILECs may have competitive advantages over the Company such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type offered by the Company from service revenue in unrelated businesses. However, the Company believes that its customers are increasingly interested in alternate providers for redundancy of networks and enhanced disaster recovery. In light of the bankruptcies in the CLEC sector, some customers are seeking financially stable providers to a greater extent than in prior years. In most of the metropolitan areas in which the Company currently operates, at least one, and sometimes several other CLECs offer substantially similar services at substantially similar prices to those of the Company.

   With several facilities-based carriers providing the same service in a given market, price competition is likely and can be severe. As a result, the Company has experienced price competition that is expected to continue. In addition, the Company believes that weakness in the CLEC sector has led to below-cost pricing as certain competitors seek to meet revenue targets without regard to profit margin. During 2001 and continuing into the first quarter of 2002, due to business failures and contractions, the overall number of competitors declined, and competitors slowed or stopped their build-out plans. A number of the Company's CLEC competitors have been undergoing restructuring either in the context of Chapter 11 bankruptcy proceedings or as a result of serious liquidity problems. Some of these competitors could emerge from these restructuring transactions with little or no indebtedness, which could lead to further downward pricing pressure. In each of its service areas, additional competitors could build facilities. If additional competitors build facilities in the Company's service areas, this price competition may increase significantly.

   The Company also faces competition from other CLECs, cable television companies, electric utilities, long distance carriers, wireless telephone system operators, and private networks built by large end users that presently, and may in the future, offer services similar to those offered by the Company.

   The Telecommunications Act of 1996 (the "1996 Act") allows the regional Bell operating companies ("RBOCs") and others, such as electric utilities, to enter the long distance market. Certain of the RBOCs have begun providing out-of-region long distance services. When a RBOC obtains authority to provide in-region interLATA services, it will be able to offer customers both local and long distance telephone services. Given the market power the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services is expected to make the RBOCs very strong competitors. To date, two Bell operating companies--Verizon Corporation in New York, Massachusetts, Rhode Island, Pennsylvania, and Connecticut and Southwestern Bell Telephone Company in Texas, Kansas, Oklahoma, Arkansas and Missouri--have been granted authority under Section 271 to provide in-region interLATA service. Verizon Corporation has also applied to the Federal Communications Commission ("FCC") for Section 271 authority in New Jersey. It is expected that the RBOCs will submit additional applications for Section 271 authority to the FCC in the future.

   Additional competition may arise from long haul and calling card service providers that are attempting to enter the IP telephony market. The Company cannot predict whether those companies will be successful or whether they will provide significant competition for the Company's services. At this time, the FCC has not yet determined whether to subject IP telephony to the same regulatory requirements applicable to traditional telecommunications services, including, for example, the obligation to support universal service and the requirement to pay access charges to LECs.

   The Company believes that certain IXCs are pursuing alternatives to their current practices with regard to obtaining local telecommunications services, including acquisition or construction of their own facilities. In addition, IXCs may be able to provide local service by reselling the facilities or services of an ILEC or the services of another CLEC, which may be more cost effective for an IXC than using the Company's services.

   To the extent the Company interconnects with and uses ILEC networks to service its customers, the Company depends on the technology and capabilities of the ILECs to meet certain telecommunications needs of the Company's customers and to maintain its service standards. The Company also uses ILEC special access services to reach certain buildings that are not served by the Company's network. Although the 1996 Act imposes interconnection obligations on ILECs, the regulation of ILEC performance standards and the imposition of non-performance remedies is still developing and there is no assurance that the Company will be able to obtain all of the ILEC services it needs on a timely basis or that the quality of service it receives will be acceptable. In the event that the Company experiences difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, the attractiveness of the Company's services to its customers could be impaired.

Government Regulation

   Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the FCC, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With enactment of the 1996 Act, competition in all telecommunications market segments, including local, toll, and long distance, became matters of national policy. The Company believes that the national policy fostered by the 1996 Act has contributed to significant market opportunities for the Company. As federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, the Company believes that future regulation will focus largely on enforcement of carrier-to-carrier requirements under the law and on consumer protection measures.

   Telecommunications Act of 1996. The 1996 Act is intended to increase competition in local telecommunications services by requiring ILECs to interconnect their networks with CLECs. The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. Under the 1996 Act, ILECs are required to attempt to negotiate with CLECs wanting to interconnect with their networks. The Company has successfully negotiated interconnection agreements with the ILECs in each of the markets in which it offers switched services and has negotiated, or is negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to the Company's for intrastate intraLATA toll traffic and extended area services. To the extent agreements have expired, the Company has either renegotiated or is in the process of negotiating new contracts. Typically, expired agreements allow the Company to continue to exchange traffic with the other carrier pending execution of a new agreement. Currently, a few ILECs are seeking renegotiation of certain terms and conditions, including reciprocal compensation for ISP-bound traffic. The Company cannot predict the outcome of such negotiations, especially in light of pending legal and regulatory actions pertaining to reciprocal compensation, as described below.

   In August 1996, the FCC promulgated rules to govern interconnection, resale, unbundled network elements, and the pricing of those facilities and services, as well as rules to govern, among other things, the dialing parity requirements of the 1996 Act. Although certain ILECs and states challenged the authority of the FCC to issue these rules, on review, the Supreme Court upheld most of the FCC's rules and confirmed the FCC's authority to issue national pricing rules. The Supreme Court did not, however, address the lawfulness of the specific pricing rules established by the FCC. In July 2000, this issue was addressed when the 8th Circuit Court of Appeals found the Total Element Long Run Incremental Cost ("TELRIC") standard to be unlawful and vacated certain aspects of the rules. The pricing issue is now pending before the Supreme Court. Elimination of the TELRIC pricing standard could increase costs to the Company of interconnection and related services from ILECs.

   Reciprocal compensation revenue is an element of switched services revenue which represents compensation from LECs for local exchange traffic terminated on the Company's facilities originated by other LECs. Historically, a portion of the reciprocal compensation revenue payable to the Company, like other CLECs, has resulted from the termination of calls to the Company's ISP customers. As dial-up Internet traffic has grown, ILECs have challenged the requirement to pay reciprocal compensation for ISP-bound traffic under various legal theories. In June 2001, the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic. The new regulatory scheme phases in reductions on the maximum compensation rate for dial-up Internet-bound traffic over a three-year period. The FCC initiated a rulemaking to consider whether it should replace all existing intercarrier compensation schemes with some form of "bill and keep". "Bill and keep" means that neither carrier receives compensation for Internet-bound traffic. The FCC has completed an initial comment cycle, but there has been no further activity on this proceeding to date. The interim carrier-to-carrier cost recovery rule will have a negative impact on the Company's revenue stream. The new regulatory construct also imposes bill and keep payment arrangements for Internet-bound traffic as carriers enter new markets. As a result of the FCC's order, state commissions lack authority over Internet-bound traffic compensation issues, except that state commission decisions regarding this traffic for prior periods were not affected by the order. The Company and several other CLECs filed legal challenges to the FCC's order in federal court. There is no assurance, however, that any legal challenge will be successful or that a successful challenge will change the trend toward reduced reciprocal compensation. In some cases the Company's right to receive reciprocal compensation for traffic terminated to its ISP customers was contractually dependent on the outcome of regulatory proceedings addressing reciprocal compensation for ISP traffic. The impact of the FCC's 2001 ruling on the payment of reciprocal compensation under some of those agreements is still in dispute with certain ILECs. The rate reductions resulting from the FCC order and exclusion of ISP-bound traffic from reciprocal compensation requirements in new markets will reduce the revenue received by the Company for terminating traffic originated by ILECs. The adoption of a bill and keep regime for all existing intercarrier compensation schemes would further reduce the Company's revenue, and to a much lesser extent, its expenses.

   Federal Regulation. Switched access is the connection between a long distance carrier's point of presence and an end user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs while the CLEC access rates have been less regulated. In May 2000, the FCC ordered a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. The FCC also released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the ILEC's. This order does not affect rates subject to contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other carriers have challenged the order in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. The ILEC access reform decision, as well as the CLEC access charge regulation have resulted in reductions in the per-minute rates the Company receives for switched access service in 2001 and will likely result in further reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

   In addition, federal legislation entitled "Internet Freedom and Broadband Deployment Act of 2001" has passed the U.S. House of Representatives and is pending before the Senate. This legislation, commonly referred to as HR 1542, or the Tauzin-Dingell Bill, is designed to prohibit the FCC and each state from regulating high-speed data services. The Company believes that this legislation harms telecommunications competition by removing existing regulation that protects consumers and carriers from monopoly abuses. If passed, the Company believes HR 1542 could have an adverse impact on the Company's strategy. The Company cannot predict whether the legislation will become law in 2002 or ever.

   In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001. While there was no significant impact to the Company in 2001, this order could result in future increases to the Company's costs associated with pole attachments.

   State Regulation. The Company has obtained all state government authority needed to conduct its business as currently contemplated. Most state public service commissions require carriers that wish to provide local and other jurisdictionally intrastate common carrier services to be authorized to provide such services. The Company's operating subsidiaries and affiliates are authorized as common carriers in 24 states. These certifications cover the provision of switched services including local basic exchange service, point-to-point private line, competitive access services, and long distance services.

   Local Government Authorizations. The Company may be required to obtain from municipal authorities street opening and construction permits and other rights-of-way to install and expand its networks in certain cities. In some cities, the Company's affiliates or subcontractors already possess the requisite authorizations to construct or expand the Company's networks. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect the Company, particularly where it must compete with companies that already have the necessary permits.

   In some of the metropolitan areas where the Company provides network services, the Company pays right-of-way or franchise fees based on a percent of gross revenue or other metrics such as access lines. However, municipalities that do not currently impose fees may seek to impose fees in the future, and following the expiration of existing franchises, fees may be increased. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. However, municipalities that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by the Company or another competitive access provider or CLEC. Moreover, ILECs with whom the Company competes may be excluded from such local franchise fee requirements by previously-enacted legislation allowing them to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

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

   The Company is party to various regulatory and administrative proceedings; however, subject to the discussion above, the Company does not believe that any such proceedings will have a material adverse effect on its business.

Employees

   As of December 31, 2001, the Company had 2,661 employees. The Company is eliminating approximately 200 positions primarily in its Vancouver, Washington operations in a consolidation of its network operations centers that is expected to be completed by the end of the first quarter of 2002. The Company believes that its relations with its employees are good. By succession to certain operations of Time Warner Cable, the Company's operation in New York City is a party to a collective bargaining agreement. In connection with the construction and maintenance of its networks and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. The Company believes that its success will depend in part on its ability to attract and retain highly qualified employees and maintain good working relations with its current employees.

Risk Factors

 Some of our customer agreements may not continue and customers may continue to disconnect services.

   Some of our customer agreements are subject to termination on short notice and do not require the customer to maintain its agreements at current levels. We cannot assure that such customers will continue to purchase the same services or level of services. In fact, we have experienced significant service disconnections in 2001 due to customer bankruptcies, customers contracting their operations and customers optimizing their existing networks in response to the economic downturn. In addition, we believe that certain IXCs are pursuing alternatives to their current practices with regard to obtaining local telecommunications services, including acquisition or construction of their own facilities. Although the Company was successful in replacing revenue lost in 2001 to disconnections or other customer difficulties, there is no assurance that the Company will continue to be able to do so.

   During 2001, a number of our customers filed bankruptcy proceedings. In connection with those proceedings, the customers may choose to assume or reject their contracts with us. If they choose to reject those contracts, our only recourse is an unsecured claim for rejection damages that is likely to result in little or no compensation to us for the lost revenue. As of December 31, 2001, less than 4% of the Company's monthly revenue was represented by customers that had filed bankruptcy proceedings and that could reject or otherwise terminate their agreements with the Company. Since December 31, 2001, additional customers filed bankruptcy proceedings bringing the total percentage of monthly revenue from customers in bankruptcy to approximately 5%. Customer bankruptcies are likely to continue until the economy improves, and there is no assurance that the Company will not continue to lose significant recurring revenue due to customer bankruptcies.

 Our acquisition of the GST assets increased our leverage and poses other risks.

   Our acquisition of the GST assets is considerably larger than the transactions we have completed in the past. Although we have completed the first phase of the integration of these assets into our business--integrating the sales, marketing, and operations--the integration of our back office systems is not expected to be completed until the end of 2002. In 2001, our gross margins from the acquired operations were worse than the margins for our core business (meaning the historic regions and operations of the Company, including the five new markets activated in 2001).

   Although the Company believes it is in a position in 2002 to improve those margins, potential risks include the inability of the Company to grow revenue from the acquired assets, the inability of the Company to achieve operating efficiencies, the possible difficulty of managing our growth and information systems, and the possibility that the liabilities we assumed to complete performance under GST contracts may prove to be greater than anticipated.

 We may have difficulty achieving the benefits intended from the acquisition of the GST assets.

   We purchased substantially all of the assets of GST with the expectation that the asset purchase would result in certain benefits, including expansion of the markets we serve and increasing our operational efficiencies. Achieving the benefits of the asset purchase will depend upon the successful integration of the acquired businesses into our existing operations, much of which has already occurred, and our ability to generate substantial additional revenue from those assets. We cannot assure that we will be successful in achieving the anticipated benefits of the acquired GST assets. The risks associated with the acquisition include but are not limited to:

  . the diversion of our management's attention, as integrating the GST operations and assets has required and will continue to require a substantial amount of management time;

  .  difficulties associated in assimilating GST's information systems;

  . the inability to generate substantial revenue from the regional network assets, which will require significant expense to maintain.

   The Company cannot assure that it will be able to successfully overcome the risks associated with integrating the assets it acquired from GST and generating sufficient additional revenue at attractive margins.

 We will require substantial capital to expand our operations.

   The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. The Company expects its 2002 capital expenditures to be less than the 2001 total of $425 million. We expect our principal capital requirements for 2002 to be for additional building entries and distribution rings needed to reach additional customers, and upgrades to our management information and back office systems. We also expect to have substantial capital expenditures in subsequent periods.

   In December 2000, we executed agreements replacing our $475 million senior secured credit facility with a $1 billion amended and restated senior secured credit facility, and in January 2001 completed an offering of $400 million principal amount of 10 1/8% Senior Notes. The acquisition of the GST assets was initially financed in January 2001 with borrowings under an unsecured bridge loan facility that was repaid in full with $532 million in net proceeds from the Company's offering of Class A common stock in January 2001 and a portion of the net proceeds from the sale of the 10 1/8% Senior Notes. As of December 31, 2001, we have drawn $250 million of the $1 billion senior secured credit facility. We may be required to seek additional financing if:

  .  our business plans and cost estimates prove to be inaccurate;

  . we decide to accelerate the expansion of our business and existing networks;

  . we consummate further acquisitions or joint ventures that require capital; or

  .  we are not able to generate sufficient cash flow from operations.

   If we were to seek additional financing, the terms offered may place significant limits on our financial and operating flexibility, or may not be acceptable to us. The failure to raise sufficient funds if needed and on reasonable terms may require us to modify or significantly curtail our business plan. This could have a material adverse impact on our growth, ability to compete, and ability to service our existing debt.

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

  .  issue or sell capital stock of subsidiaries; and

  .  engage in mergers and acquisitions.

   These covenants may limit our financial and operating flexibility. In addition, if we do not comply with these covenants and financial covenants in the senior secured credit facility that require the Company to maintain certain minimum financial ratios, the lenders under the senior secured credit facility and the holders of the 9 3/4% and 10 1/8% Senior Notes may accelerate repayment of our debt. The financial ratios include interest coverage, leverage, senior leverage, and debt service coverage ratios. See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources for a description of these ratios. In addition, the lenders under the senior secured credit facility could refuse to lend additional funds if we are not in compliance. The Company could be in non-compliance with financial covenants in the future due to factors beyond its control such as losses of revenue or reduction in margins or impairment of its assets.

 Our substantial indebtedness, and servicing our indebtedness, may impair our financial and operating flexibility.

   As of December 31, 2001, we had approximately $1.1 billion of consolidated total long-term debt. This substantial indebtedness may have an adverse impact on us. For example:

  .  our ability to obtain additional financing may be limited;

  . a substantial portion of our cash flow will be dedicated to pay interest and principal on our debt;

  .  our ability to satisfy our debt obligations may be diminished;

  .  we may be more vulnerable to economic downturns; and

  .  our ability to withstand competitive pressure may decrease.

 The Company may be required to record an impairment charge in the future.

   Under generally accepted accounting principles, the Company is required to review the carrying amounts of its assets to determine whether current events or circumstances warrant adjustments to those amounts. These determinations are based in part on management's judgments regarding the cash flow potential of various assets, and involve projections that are inherently subject to change based on future events. If management concludes in the future that the cash flow potential of any of its assets is significantly less than it believed at the time of purchase, and that conclusion is based on a long-term rather than short-term trend, the Company may need to record an impairment charge. Although the Company does not believe that any of its assets are currently impaired, that judgment could change based on changed circumstances. An impairment charge would have a negative impact on the Company's earnings.

 To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

   Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.

   Our historical financial results have been, and our future financial results might be, subject to substantial fluctuations. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. These uncertainties are exacerbated by the current economic downturn. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling equity capital. However, we cannot assure that any alternative strategies will be feasible at the time due to market conditions or other factors, or that such strategies would prove adequate. Also, certain alternative strategies will require prior consent of our debt holders.

 Our business may be adversely affected if we do not successfully manage the expansion of our new markets and services.

   We plan to offer new communications services, expand service in our existing markets, and interconnect our existing markets. If we are not successful in implementing these changes on-time and on-budget, our results of operations will likely be adversely affected.

   Our ability to manage this expansion depends on many factors, including the ability to:

  .  attract new customers and sell new services to existing customers;

  .  design, acquire, and install transmission and switching facilities;

  .  employ new technologies;

  .  obtain any required governmental permits and rights-of-way;

  .  implement interconnection with ILECs;

  .  train and manage our employee base;

  . enhance our financial, operating, and information systems to effectively manage our growth; and

  . accurately predict and manage the cost and timing of our capital expenditure programs.

   Even if we are successful in completing the infrastructure to support our expanded business, that business may not be profitable and may not generate positive cash flow for us.

 Several customers account for a significant portion of our revenue.

   We have substantial business relationships with a few large customers. For the year ended December 31, 2001, our top ten customers accounted for approximately 47% of our total revenue. Excluding the impact of the recognition of $37.0 million in non-recurring reciprocal compensation revenue, our top ten customers accounted for 44% of revenue in 2001. Our largest customer for the year ended December 31, 2001, WorldCom Inc. and its affiliates, accounted for 12% of our total revenue. However, a portion of that revenue results from traffic that is directed to us by customers that have selected WorldCom Inc. as their long distance carrier. No other customer, including customers who direct their business through long distance carriers, accounted for 10% or more of revenue in 2001. In 2001, the four companies that individually represented more than 5% of total revenue, were WorldCom Inc., AT&T Corp., SBC Communications Inc., and Qwest Communications Inc. However, excluding the impact of non-recurring reciprocal compensation, revenue from SBC Communications Inc. represented less than 5% of total 2001 revenue.

 We are dependent on Time Warner Cable's permits, licenses, and rights-of-way.

   We currently license a significant portion of our fiber optic capacity from Time Warner Cable. Municipalities that regulate Time Warner Cable may or may not seek to impose additional franchise fees or otherwise charge Time Warner Cable for the capacity we license. We must reimburse Time Warner Cable for any new fees or increases in existing fees. Time Warner Cable or the Company may not be able to obtain all necessary permits, licenses, or agreements from governmental authorities or private rights-of-way providers necessary to effect future license transactions. This would hinder our ability to expand our existing networks or develop new networks successfully in locations served by Time Warner Cable.

 Our quarterly operating results will fluctuate.

   As a result of the limited revenue and significant expenses associated with the expansion and development of our networks and services, we anticipate that our operating results could vary significantly from quarter to quarter. Changes in the usage or payment patterns of significant customers and customer bankruptcies may also cause operating results to vary.

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

   The telecommunications industry has experienced, and is expected to continue to experience, rapid and significant changes in technology. While we believe that, for the foreseeable future, these changes will neither materially affect the continued use of fiber optic cable or digital switches and transmission equipment, nor materially hinder our ability to acquire necessary technologies, we cannot predict the effect of technological changes on the Company's business and operations. We believe that our future success will depend, in part, on our ability to anticipate or adapt to these changes and to offer, on a timely basis, services that meet customer demands on a competitive basis. There can be no assurance that we will obtain access to new technologies on a timely basis or on satisfactory terms. Our failure to obtain new technologies could have a material adverse impact on our business, financial condition, and results of operations.

 We are controlled by the Class B Stockholders.

   Subsidiaries of AOL Time Warner Inc. and affiliates of Advance/Newhouse Partnership, the Class B Stockholders, hold all the outstanding shares of the Company's Class B common stock. At February 28, 2002, the AOL Time Warner stockholder group holds 71.1% of the Company's voting power and 43.9% of its outstanding common stock. The Advance/Newhouse stockholder group holds 22.0% of the Company's voting power and 13.6% of its outstanding common stock. The Class B Stockholders generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors. The Class B common stock is not subject to any mandatory conversion provisions other than pursuant to certain transfer restrictions. The disproportionate voting rights of the Class B common stock relative to the Class A common stock may delay or prevent a change in control of the Company, and may make us a less attractive takeover target.

   Our Board of Directors consists of nine director positions. We currently have one vacancy due to the resignation in November 2001 of William Schleyer, an independent director. Under the Stockholders' Agreement, the AOL Time Warner stockholder group has the right to designate four nominees for the Board of Directors and the Advance/Newhouse stockholder group has the right to designate one nominee. Under the Stockholders' Agreement, Class B Stockholders agree to vote in favor of all nominees selected by the Class B Stockholders. Class B Stockholders will also have the power to elect the other members of our Board of Directors.

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

   The Stockholders' Agreement provides that, subject to the rights of first refusal of the other holders of Class B common stock, the Class B Stockholders may transfer their Class B common stock. If a holder sells all, but not less than all, of its Class B common stock as shares of Class B common stock, such holder may transfer its right to nominate Class B nominees for election to the Board of Directors. In addition, all of the holders of Class B common stock have the right to participate in certain sales by the AOL Time Warner stockholder group of its Class B common stock. Accordingly, majority control of the Company could be transferred by one or more holders of Class B common stock at a time when such holder or holders of Class B common stock do not have a majority of the economic interest in the Company and with no assurance that the holders of Class A common stock would be given the opportunity to participate in the transaction, or if they were permitted to participate in the transaction, to receive the same amount and type of consideration for their stock in the Company as the holders of Class B common stock.

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

 We will experience a reduction in switched access and reciprocal compensation revenue as a result of regulatory rate reform.

   The FCC has established a framework for the regulation of CLEC interstate access charges, which has reduced, and will continue to reduce, our interstate access rates. In addition, the FCC has established an interim carrier-to-carrier cost recovery scheme for dial-up Internet traffic that has reduced, and will continue to reduce, the Company's reciprocal compensation. The FCC is considering replacing the current intercarrier compensation scheme with bill and keep at some time in the future, which would eliminate the Company's switched access and reciprocal compensation revenue. Exclusive of the effects of the recognition of $37.0 million in non-recurring reciprocal compensation, switched access and reciprocal compensation represented 7% and 6%, respectively, of the Company's 2001 revenue. The Company anticipates that the contribution to revenue and EBITDA from these services will decline over time. We cannot assure, however, that we will be able to compensate for the reduction in switched access and reciprocal compensation revenue from regulatory rate reform with other revenue sources or increased volume.

 We may complete a significant business combination or other transaction that could affect our leverage, result in a change in control, or both.

   We continually evaluate potential business combinations, joint ventures, and other transactions that would extend our geographic markets, expand our services, or enlarge the capacity of our networks. Any material transaction that we undertake could result in an increase in our leverage or issuing additional common stock or both, or a change of control. There can be no assurance, however, that we will enter into any transaction or, if we do, on what terms.

   A change of control could result in a requirement that we offer to purchase certain indebtedness and the acceleration of other indebtedness. There can be no assurance that we will have sufficient funds available to make that repurchase and repay any accelerated indebtedness.

 We depend on governmental and other authorizations.

   The development, expansion, and maintenance of our networks will depend on, among other things, our ability to obtain rights-of-way and other required governmental authorizations and permits. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect us, particularly in areas where we must compete with companies that already have the necessary permits. In order to compete effectively, we must obtain these authorizations in a timely manner, at reasonable costs, and on satisfactory terms and conditions. In certain cities or municipalities where we provide network services, we pay license or franchise fees. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risks that other cities may start imposing fees, fees will be raised, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Any increases in these fees may have a negative impact on our financial condition.

Item 2. Properties

   The Company leases network hub sites and other facility locations and sales and administrative offices, many from Time Warner Cable, in each of the cities in which the Company operates networks. During 2001, 2000, and 1999, rental expense for the Company's facilities and offices totaled approximately $27.5 million, $15.2 million, and $6.6 million, respectively. In 2001, the Company terminated an agreement to purchase 24 acres in Douglas County, Colorado, for construction of a campus for its Denver headquarters. Management believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for the Company's business operations. The Company currently leases approximately 94,000 square feet of space in Littleton, Colorado, where its corporate headquarters are located, and approximately 130,000 square feet of space in Greenwood Village, Colorado and approximately 70,000 square feet of space in Englewood, Colorado, where its network operations center and other administrative functions are located.

Item 3. Legal Proceedings

   The Company currently has no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   The Company's Class A common stock has traded on the Nasdaq National Market under the symbol "TWTC" since May 12, 1999. The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters of 2001 and 2000 as reported on the Nasdaq National Market:

   Period                                                         High     Low
   ------                                                        ------- -------
   2001
   First Quarter................................................ $78.125 $35.063
   Second Quarter...............................................  55.150  24.500
   Third Quarter................................................  33.800   6.820
   Fourth Quarter...............................................  19.500   5.760
   2000
   First Quarter................................................ $93.000 $39.500
   Second Quarter...............................................  80.375  41.000
   Third Quarter................................................  73.750  42.250
   Fourth Quarter...............................................  71.750  46.250

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

Number of Stockholders

   As of February 28, 2002, there were 258 holders of record of the Company's Class A common stock and eight holders of record of the Class B common stock. The Company believes that there are in excess of 18,500 beneficial owners of the Company's Class A common stock in addition to the record owners.

Item 6. Selected Financial Data

     Selected Consolidated and Combined Financial and Other Operating Data

   The following table is derived in part from the audited consolidated financial statements of the Company. The financial statements of the Company for all periods prior to the Reorganization reflect the "carved out" historical financial position, results of operations, cash flows, and changes in stockholders' equity of the commercial telecommunications operations of predecessors of the Company, as if they had been operating as a separate company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto.

                                       Years Ended December 31,
                          --------------------------------------------------------
                             2001        2000       1999       1998        1997
                          ----------  ----------  ---------  ---------   ---------
                          (in thousands, except per share and operating data
                                               amounts)
Statements of Operations
 Data:
Revenue:
 Dedicated transport
  services..............  $  425,401     263,913    152,468     84,024      44,529
 Switched services(1)...     312,306     223,421    116,285     37,848      10,872
                          ----------  ----------  ---------  ---------   ---------
   Total revenue........     737,707     487,334    268,753    121,872      55,401
                          ----------  ----------  ---------  ---------   ---------
Costs and expenses(2):
 Operating..............     315,682     184,995    117,567     67,153      40,349
 Selling, general, and
  administrative........     237,698     170,722    113,389     77,401      54,640
 Depreciation and
  amortization..........     207,571      95,295     68,785     50,717      38,466
 Restructure
  charge(3).............       6,838          --         --         --          --
                          ----------  ----------  ---------  ---------   ---------
   Total costs and
    expenses............     767,789     451,012    299,741    195,271     133,455
                          ----------  ----------  ---------  ---------   ---------
Operating income
 (loss).................     (30,082)     36,322    (30,988)   (73,399)    (78,054)
Interest (expense), net,
 and other income.......     (99,341)    (30,409)   (28,473)   (19,340)      7,398
                          ----------  ----------  ---------  ---------   ---------
Net income (loss) before
 income taxes...........    (129,423)      5,913    (59,461)   (92,739)    (70,656)
Income tax expense
 (benefit)(4)...........     (48,256)      4,697     29,804         --          --
                          ----------  ----------  ---------  ---------   ---------
Net income (loss).......  $  (81,167) $    1,216    (89,265)   (92,739)    (70,656)
                          ==========  ==========  =========  =========   =========
Basic and diluted
 earnings (loss) per
 share..................  $    (0.71) $     0.01      (0.93)     (1.14)      (0.87)
                          ==========  ==========  =========  =========   =========
Other Operating Data:
EBITDA(1)(5)............  $  177,489     131,617     37,797    (22,682)    (39,588)
EBITDA margin(1)(6).....          24%         27%        14%       (19)%       (72)%
Net cash provided by
 (used in) operating
 activities.............  $  197,234     165,259     54,235       (343)    (29,419)
Capital expenditures....     425,452     320,703    221,224    126,023     127,315

Operating Data(7)
Operating networks......          44          24         21         19          19
Route miles.............      16,806       9,799      8,872      6,968       5,913
Fiber miles.............     758,060     366,990    332,263    272,390     233,488
DS-0 equivalents(8).....  16,736,000  11,375,000  5,523,000  3,031,000   1,719,000
Digital telephone
 switches...............          41          26         19         16          14
Employees...............       2,661       1,834      1,259        919         714

Balance Sheet Data:
Cash, cash equivalents,
 and cash held in
 escrow.................  $  365,600     250,739     90,586    105,140          --
Marketable debt
 securities.............      18,454       3,496    173,985    250,857          --
Property, plant, and
 equipment, net.........   1,811,096     912,172    677,106    494,158     415,158
Total assets............   2,398,954   1,387,754  1,043,012    904,344     438,077
Long-term debt and
 capital lease
 obligations............   1,063,368     585,107    403,627    574,940      75,475
Total stockholders'
 equity.................  $  948,713     471,767    422,916    207,651     300,390

--------
(1) Includes favorable non-recurring reciprocal compensation settlements that totaled $37.0 million in 2001, $27.3 million in 2000, and $7.6 million in 1999.

(2) Includes expenses resulting from transactions with affiliates of $17.7 million, $15.6 million, $20.0 million, $27.7 million, and $17.1 million in 2001, 2000, 1999, 1998, and 1997, respectively. See Note 6 to the Company's financial statements appearing elsewhere in this report for an explanation of these expenses.
(3) Includes $2.4 million for a non-cash facilities impairment.
(4) During 1999, the Company recorded a non-recurring $39.4 million charge to earnings to establish a net deferred tax liability associated with the change from a limited liability company to a corporation. This change occurred immediately prior to the Company's IPO.
(5) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the Company's secured credit facility. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(6) EBITDA margin represents EBITDA as a percentage of revenue.
(7) Includes all managed properties including unconsolidated affiliates (MetroComm AxS, L.P. in Columbus, Ohio and the Albany and Binghamton, New York networks). Albany and Binghamton were wholly owned at December 31, 1997 and MetroComm AxS, L.P. was wholly owned at December 31, 1999.
(8) Each DS-0 equivalent provides 64 kilobits per second of bandwidth.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

   The Company is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services. As of December 31, 2001, the Company served customers in 44 metropolitan markets in the United States.

   Time Warner Cable (now a unit of AOL Time Warner Inc.) began the Company's business in 1993. During the last few years, the Company's business has changed substantially with an exclusive focus on business customers, including carriers and governmental entities, and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

   In May 1999, in preparation for the Company's IPO, TWT LLC was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. The outstanding limited liability company interests were converted into common stock of the newly formed corporation, Time Warner Telecom Inc. In May 1999, in conjunction with the Reconstitution, the Company completed its IPO of 20,700,000 shares of Class A common stock at a price of $14 per share.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. In general, holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2001, the Class B Stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

   On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the "Offering"). The Offering generated $532 million in proceeds for the Company, net of underwriting discounts and expenses. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the "Old Notes"). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes") with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay the $700 million senior unsecured bridge facility that initially financed the acquisition of substantially all of the assets of GST.

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

   On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST out of bankruptcy. See "Acquisitions" below. Additionally, the Company activated networks in Chicago, Illinois; Atlanta, Georgia; Minneapolis, Minnesota; Denver, Colorado; and Columbia, South Carolina during 2001. As of December 31, 2001, the Company's networks spanned 16,806 route miles, contained 758,060 fiber miles, and offered service to 10,685 on-net and off-net buildings in 21 states, including 4,210 route miles, 227,674 fiber miles, and service to 345 on-net buildings in 15 western markets acquired from GST. The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. The Company is also selectively interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities and has launched on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

   The Company plans to continue expanding its revenue base by utilizing available network capacity in its existing markets, by servicing additional buildings in existing markets, and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its service offerings on a continuous basis to achieve a diverse revenue base. The Company's goal is to deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an IP and LAN infrastructure are becoming commercially viable, the Company is integrating this softswitch technology into its infrastructure. There is no assurance that the Company will bring any or all of these services to market successfully or profitably.

   As part of the process of diversifying its revenue base, the Company is targeting the expansion of data and Internet services offered on the Company's existing network. The Company's annual revenue from data and Internet services for 2001 grew 98% over 2000 and represented 9% of the Company's total revenue for 2001. The Company expects an increasing portion of its future revenue to be contributed by data and Internet services.

   Due to the impacts of a slowing economy, which has resulted in customers going out of business, filing bankruptcies, or looking for opportunities to cut costs, the Company has experienced an acceleration of customers disconnecting services that has resulted in downward pressure on revenue performance. In addition, retail customers are taking longer to make buying decisions, lengthening the sales cycle. During 2001, monthly recurring revenue of nearly $15 million was eliminated due to customer disconnects and bankruptcies.

Management believes that this pressure is likely to continue to negatively impact revenue performance for several quarters. Less than 4% of the Company's monthly recurring revenue at December 31, 2001 was represented by customers that had filed bankruptcy proceedings. Since December 31, 2001, additional customers filed bankruptcy proceedings, bringing the total percentage of monthly recurring revenue from customers in bankruptcy to approximately 5%. The Company cannot predict how much of that revenue will be lost to disconnections. In addition, the Company anticipates further disconnections by other customers due to their optimizing their existing networks, continued cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties. Although the Company was able to replace revenue lost to customer disconnections in 2001 with revenue from new sales, there is no assurance that the Company will be able to continue to do so.

   Factors that could negatively impact the Company's margins in a slowing economy include below-cost pricing by some competitors to increase short-term revenue and pressure on long distance rates, both of which represent a relatively small percentage of the Company's revenue. In addition, pricing pressure from long haul providers could impact pricing of inter-city point-to-point services, and the Company has seen intense price competition in common POP to POP locations in central business districts in certain cities. However, the Company believes that its margins are improved by its ability to sell services on its extensive networks that extend beyond these types of highly competitive routes.

   While bankruptcies in the telecommunications and ISP sectors present a threat to revenue growth, the contraction in the number of providers may benefit the Company in the following respects:

  . as some emerging providers go out of business, their customers may seek to purchase services from the Company;

  . the failure of some emerging telecommunications providers may reduce some of what the Company believes is artificially low pricing of services that exists in the market for certain telecommunications services; and

  . the availability of experienced telecommunications personnel may improve.

There is no assurance that the Company will realize any benefits from the downturn in these sectors or that the Company will not be adversely affected by conditions in its market sectors or the economy in general.

   Reciprocal compensation revenue is an element of switched services revenue that represents compensation from LECs for local exchange traffic originated on another LEC's facilities and terminated on the Company's facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on regulatory and judicial rulings in each of the states. Several significant agreements expired in 2001 and have been renegotiated. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's expired agreements; and as a result, the rates under the new agreements, while reasonable in light of the regulatory environment, are lower than the rates under the expired agreements. In addition, a 2001 FCC ruling on reciprocal compensation for ISP-bound traffic reduced rates in 2001 and will further reduce rates in January 2002 and June 2003. The ruling also capped the number of minutes charged for ISP-bound traffic. Reciprocal compensation represented approximately 6% of revenue, exclusive of the effects of the recognition of $37.0 million, $27.3 million, and $7.6 million of non-recurring reciprocal compensation, in each of 2001, 2000, and 1999, respectively.

   Switched access is the connection between a long distance carrier's POP and an end user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs, while the CLEC access rates have been less regulated. The FCC released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC's. This order does not affect rates pursuant to contracts between the Company and certain long distance carriers.

The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other carriers have challenged the order in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service in 2001 and will result in further reductions in June 2002 and June 2003. In addition, the Company has contracts with certain carriers that have access rate reductions in relationship to volume commitments. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources. Switched access revenue represented 7%, 11%, and, 12% of total revenue, exclusive of the effects of the recognition of non-recurring reciprocal compensation discussed above in the years ended December 31, 2001, 2000, and 1999, respectively.

   The Company benefits from its strategic relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. Of the Company's 44 networks, 23 have been constructed substantially through the use of fiber capacity licensed from Time Warner Cable. In the normal course of business, the Company engages in various transactions with AOL Time Warner Inc. and its affiliates, generally on negotiated terms among the affected units that, in management's view, result in reasonable arms-length terms. The Company entered into several contracts with these affiliates with respect to certain of these transactions. The Company's dedicated transport and switched services revenue includes services provided to AOL Time Warner Inc. and its affiliates. The Company's selling, general, and administrative expenses include charges from affiliates of AOL Time Warner Inc. for office rent and overhead charges for limited administrative functions they perform for the Company. In addition, the Company licenses the right to use a significant portion of its local fiber capacity from Time Warner Cable through prepaid right-to-use agreements and reimburses Time Warner Cable for facility maintenance and pole rental costs. The maintenance and pole rental costs are included in the Company's operating expenses. The Company believes that as a result of certain recent regulatory decisions regarding the pole rental rates that Time Warner Cable passes through to the Company, there is a risk that the Company's expenses for these items could increase over time. The Company also benefits from discounts available to AOL Time Warner Inc. and its affiliates by aggregating its purchases of certain goods and services with those of AOL Time Warner Inc., including long distance services, car rental services, overnight delivery services, and wireless usage.

Acquisitions

   On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy for a contractual purchase price of $690 million. The $690 million included payments to GST or third parties on behalf of GST totaling approximately $662 million, the assumption of approximately $21 million in obligations to complete certain fiber networks, and a liability to provide transitional services to GST of approximately $7 million. In addition to the $690 million contractual purchase price, the Company paid approximately $6 million in transaction expenses and assumed approximately $17 million in liabilities primarily related to capital leases. As a result of this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States.

   In connection with the GST asset acquisition, the Company completed the integration of the financial, sales, marketing, and field operations functions. The Company activated a regional fiber network covering approximately 4,100 miles that was under construction at the time of the GST asset acquisition and has begun expanding the metropolitan networks in several of the acquired markets. The Company expects that the integration of back office systems and network operations will be complete by year-end 2002.

   The Company's acquisition of the GST assets increased its geographic presence, expanded its service offerings, and enlarged the capacity of its networks. This transaction is considerably larger than the transactions the Company has completed in the past and therefore presents risks related to the integration of the back office systems and a diversion of resources away from the Company's existing operations. The Company completed the acquisition with the expectation that the asset purchase would result in certain efficiencies. Achieving the benefits of the asset purchase will depend upon the successful completion of the integration and the generation of new revenue from the acquired markets. In addition, the GST assets were purchased out of bankruptcy and required the replacement and training of new sales staff, and further build-out of networks in order to perform to the standards of the Company's other markets. There is no assurance that the Company will be successful in fully integrating the acquired GST assets into its current businesses or that significant additional revenue from those assets will be generated.

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

Results of Operations

   The Company's operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other competitors, and long distance providers for facility leases and interconnection. These costs have increased over time as the Company has increased its operations and revenue. The Company expects such costs to continue to increase if the Company's revenue growth continues, although the Company may seek to control its personnel costs where appropriate. The fact that the Company carries a significant portion of its traffic on its own fiber infrastructure enhances the Company's ability to control its costs.

   Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering. Such expenses include costs related to sales and marketing, information technology, billing, regulatory, and legal costs. These costs have increased over time as the Company has increased its operations and revenue. The Company expects these costs to continue to increase if the Company's revenue growth continues, although the Company may seek to control its personnel costs where appropriate.

   The following table sets forth certain data from the Company's consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with the Company's audited financial statements, including the notes thereto, appearing elsewhere in this report:

                                      Years Ended December 31,
                              -----------------------------------------------
                                   2001              2000           1999
                              ----------------   -------------  -------------
                               (amounts in thousands, except per share
                                              amounts)
Statements of Operations
 Data:
Revenue:
  Dedicated transport
   services.................. $   425,401   58 %  263,913   54   152,468   57
  Switched services(1).......     312,306   42    223,421   46   116,285   43
                              -----------  ---   --------  ---  --------  ---
    Total revenue............     737,707  100    487,334  100   268,753  100
                              -----------  ---   --------  ---  --------  ---
Costs and expenses(2):
  Operating..................     315,682   43    184,995   38   117,567   44
  Selling, general and
   administrative............     237,698   32    170,722   35   113,389   42
  Depreciation and
   amortization..............     207,571   28     95,295   20    68,785   25
  Restructure charge(3)......       6,838    1         --   --        --   --
                              -----------  ---   --------  ---  --------  ---
    Total costs and
     expenses................     767,789  104    451,012   93   299,741  111
                              -----------  ---   --------  ---  --------  ---
Operating income (loss)......     (30,082)  (4)    36,322    7   (30,988) (11)
Interest expense(2)..........    (115,080) (16)   (41,230)  (8)  (45,264) (17)
Interest income..............      18,703    2     10,821    2    16,589    6
Investment losses, net.......      (2,964)  --         --   --        --   --
Equity in income (losses) of
 unconsolidated affiliate....          --   --         --   --       202   --
                              -----------  ---   --------  ---  --------  ---
Net income (loss) before
 income taxes................    (129,423) (18)     5,913    1   (59,461) (22)
Income tax expense
 (benefit)(4)................     (48,256)  (7)     4,697    1    29,804   11
                              -----------  ---   --------  ---  --------  ---
Net income (loss)............ $   (81,167) (11)%    1,216   --   (89,265) (33)
                              ===========  ===   ========  ===  ========  ===
Basic and diluted earnings
 (loss) per common share..... $     (0.71)           0.01          (0.93)
Weighted average shares
 outstanding:
Basic........................     113,730         105,391         95,898
Diluted......................     113,730         108,452         95,898
EBITDA(1)(5).................     177,489   24%   131,617   27    37,797   14
Net cash provided by
 operating activities........     197,234         165,259         54,235
Net cash used in investing
 activities..................  (1,087,806)       (178,592)      (146,917)
Net cash provided by
financing activities.........   1,005,433         173,486         78,128

--------
(1) Includes favorable non-recurring reciprocal compensation settlements that totaled $37.0 million in 2001, $27.3 million in 2000, and $7.6 million in 1999.
(2) Includes expenses resulting from transactions with affiliates of $17.7 million, $15.6 million, and $20.0 million in 2001, 2000, and 1999, respectively.
(3) Includes a $2.4 million non-cash facilities impairment charge.
(4) During 1999, the Company recorded a non-recurring $39.4 million charge to earnings to establish a net deferred tax liability associated with the change from a limited liability company to a corporation. This change occurred immediately prior to the Company's IPO.
(5) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the Company's secured revolving credit facility. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Critical Accounting Policies

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, which are described in Note 1 to the consolidated financial statements included herein, the following involved a higher degree of judgment and complexity, and are therefore considered critical.

   Revenue Recognition. Revenue for dedicated transport, data, Internet, and the majority of switched services exclusive of switched access is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period the services are provided.

   Reciprocal compensation is based on contracts between the Company and other LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. Reciprocal compensation is an element of switched services revenue and includes the recognition of $37.0 million, $27.3 million, and $7.6 million, of non-recurring reciprocal compensation for 2001, 2000, and 1999, respectively. Significant portions of these non-recurring revenues were recognized upon the resolution of disputes between the Company and other LECs. As of December 31, 2001, the Company had deferred recognition of $28.0 million in reciprocal compensation revenue for payments in dispute that may be subject to refund or adjustment. The Company pays reciprocal compensation expense to other LECs for local exchange traffic it terminates on the LECs' facilities. These costs are recognized as incurred.

   Receivables. The Company does not require significant collateral for services provided to customers. However, the Company performs ongoing credit evaluations of its customers' financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all accounts receivable. If the financial condition of our customers deteriorates, additional allowances may be required. The allowance for doubtful accounts was $29.8 million and $17.6 million at December 31, 2001 and 2000, respectively.

   Impairment of Long-Lived Assets. The Company periodically reviews the carrying amounts of property, plant, and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, management analyzes the budgeted undiscounted cash flows associated with its property, plant, and equipment and its intangible assets. Considerable management judgment is necessary to complete this analysis. Although management believes these estimates to be reasonable, actual results could vary significantly from these estimates. Variances in results could result in changes to the carrying value of the Company's assets including, but not limited to, recording an impairment for some of these assets in future periods. For the year ended December 31, 2001, the Company recorded a $9.6 million in impairment of certain non-revenue generating assets and a $2.4 million impairment of assets related to the restructuring activities described below.

   Deferred Taxes. At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $293.9 million for which no valuation allowance has been recorded. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2021. The net deferred tax asset recorded at December 31, 2001, was $59.2 million. The Company has analyzed and will continue to analyze the sources and expected reversal periods of its deferred tax assets. The Company has also identified and analyzed tax planning strategies that can be employed to utilize net operating loss carryforwards.

   The Company believes that the tax benefits attributable to deductible temporary differences will be realized by recognition of future taxable amounts. The Company plans to employ tax planning strategies to avoid losing the benefit of any significant expiring net operating loss carryforward. The Company's treatment of its deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a valuation allowance for some or all of the Company's deferred tax assets.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Revenue. Revenue increased $250.4 million or 51%, to $737.7 million for 2001, from $487.3 million for 2000. Revenue from the provision of dedicated transport services increased $161.5 million or 61%, to $425.4 million for 2001, from $263.9 million for 2000. Switched service revenue increased $88.9 million or 40%, to $312.3 million for 2001, from $223.4 million for 2000. Included in total revenue for 2001 is $8.6 million in services provided to the GST bankruptcy estate and to transitional customers, which ceased during the fourth quarter of 2001. Reciprocal compensation represented 6% of total revenue for both 2001 and 2000, excluding the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation in 2001 and 2000, respectively. At December 31, 2001, the Company offered dedicated transport services in 44 metropolitan areas, 42 of which also offered switched services. At December 31, 2000, the Company offered dedicated transport services in 24 metropolitan areas, all of which also offered switched services.

   Exclusive of the effects of the GST asset acquisition during 2001 and the effects of the recognition of $37.0 million and $27.3 million of non-recurring reciprocal compensation during 2001 and 2000, respectively, total revenue increased $143.2 million or 31%, to $603.2 million, from $460.0 million for the comparable period in 2000. Excluding the GST asset acquisition and non-recurring reciprocal compensation, dedicated transport service and switched service revenue increased 42% and 17%, respectively. The increase in dedicated transport services revenue reflects an increase in the average number of dedicated transport customers, including the impacts of adding five new markets, and a broader array of services offered to existing customers. A 58% increase in recurring reciprocal compensation and a 90% increase in Internet revenue were the largest components accounting for the change in switched services revenue. The increase in switched service revenue also reflects an increase in the average number of switched service customers, including the impacts of adding five new markets and a broader array of services offered to existing customers. Switched access revenue decreased 6% in 2001 compared to 2000. Although revenue from reciprocal compensation increased over the prior year, the average rates for both reciprocal compensation and switched access have decreased and are expected to continue declining in the foreseeable future as a result of regulatory rulings. In addition, the rate of increase of dedicated transport and switched services revenue slowed as compared to the 1999 to 2000 period, primarily due to the impacts of the slowing economy, as discussed above.

   Operating Expenses. Operating expenses increased $130.7 million or 71%, to $315.7 million for 2001, from $185.0 million for 2000. As a percentage of total revenue, operating expenses increased to 43% for 2001 from 38% for 2000, primarily as a result of the acquired assets and development of new markets. Exclusive of the effects of the GST asset acquisition, operating expenses increased $47.4 million or 26%. The increase was primarily attributable to a $38.8 million increase in charges for circuit lease and other costs paid to other carriers for the use of their facilities including leased facilities for the IP backbone. Excluding the effects of the GST asset acquisition and the recognition of non-recurring reciprocal compensation noted above, operating expenses represented 39% of total revenue in 2001 compared to 40% in 2000.

   Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $67.0 million or 39%, to $237.7 million for 2001, from $170.7 million for 2000. Selling, general, and administrative expenses decreased to 32% of total revenue for 2001 from 35% for 2000. Exclusive of the effects of the GST asset acquisition, selling, general, and administrative expenses increased $23.4 million or 14%. The increase was primarily attributable to an $18.4 million increase in net employee costs, a $7.2 million increase in bad debt expense due to increased revenue and an increase in customer bankruptcies, and a $5.7 million increase in property tax expense due to a larger base of property, plant, and equipment. These increases were partially offset by an $8.5 million decrease in systems implementation expense, primarily due to a refocus in back office support system initiatives. Excluding the effects of the GST asset acquisition and the recognition of non-recurring reciprocal compensation noted above, selling, general, and administrative expenses represented 32% of total revenue in 2001 compared to 37% in 2000.

   Restructure Charge. In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington and eliminating approximately 200 positions. In addition, the Company decided to consolidate its offices in Houston into one facility. These decisions were made to create efficiencies in the Company's sales, billing, customer care, network surveillance and maintenance processes, and to reduce overhead by centralizing offices. The Company estimates that the restructuring will save between $10 million and $14 million in operating costs per year without materially impacting its revenues. The $6.8 million charge included the following:

  . $2.7 million in severance-related costs. Most of the 200 positions were eliminated during the fourth quarter of 2001 and the first quarter of 2002.

  . A $2.4 million non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represents the difference between the expected proceeds from the sale of the facilities, which include a building, improvements, land, and furniture and fixtures, and the book value of these assets.

  . $0.6 million in operating costs related to the Vancouver facility to be sold. These costs represent the costs to operate and maintain the facilities from the time they are vacated through the estimated sale date of December 31, 2002.

  . $0.6 million in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.

  .  $0.6 million in other costs related to the restructuring activities.

   The components of the restructure charge and the amounts paid and accrued as of December 31, 2001 are as follows:

                                             Total  Paid in            Accrued
                                             Charge  2001   Non-Cash at 12/31/01
                                             ------ ------- -------- -----------
                                                   (amounts in thousands)
   Employee severance....................... $2,670  1,138      --      1,532
   Facilities impairment....................  2,359     --   2,359         --
   Facility operating costs.................    601     68      --        533
   Contractual lease commitments............    628     --      --        628
   Other restructure expenses...............    580    142      --        438
                                             ------  -----   -----      -----
                                             $6,838  1,348   2,359      3,131
                                             ======  =====   =====      =====

   EBITDA. EBITDA increased $45.9 million, to $177.5 million for 2001, from $131.6 million for 2000. The increase was $82.1 million exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of economies of scale generated in existing markets, including increased utilization of networks and facilities, and the implementation of cost reduction efforts. In addition, a $9.7 million increase in the recognition of non-recurring reciprocal compensation from $27.3 million in 2000 to $37.0 million in 2001 contributed to the EBITDA improvement.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased $112.3 million or 118%, to $207.6 million for 2001, from $95.3 million for 2000. Exclusive of the effects of the GST asset acquisition, this expense increased $50.2 million or 53%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures and $9.6 million in impairment of certain non-revenue generating assets.

   Interest Expense. Interest expense increased $73.9 million to $115.1 million in 2001 compared to $41.2 million for 2000. The increase in interest expense resulted from the January 2001 issuance of $400 million in 10 1/8% Senior Notes and the draw down of $250 million on the Company's senior secured credit facility in December 2000 and January 2001. Interest expense relating to the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the $250 million outstanding under the credit facility was $101.4 million for 2001. Interest expense relating to the 9 3/4% Senior Notes was $40.2 million for 2000. Capitalized interest was $7.1 million and $4.1 million for 2001 and 2000, respectively.

   Net Loss. Net loss changed $82.4 million to a loss of $81.2 million for 2001, from earnings of $1.2 million for 2000. The change in loss is primarily due to an increase in depreciation expense of $112.3 million, and an increase in net interest expense of $73.9 million from additional debt incurred primarily to fund the GST asset acquisition. These increases were partially offset by an increase in the deferred tax benefit of $53.0 million and an increase in EBITDA of $45.9 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenue. Revenue increased $218.5 million or 81%, to $487.3 million for 2000, from $268.8 million for 1999. This increase in revenue is primarily attributable to increased customers, increased revenue from existing customers, a broader array of products offered, and acquisitions. Revenue from the provision of dedicated transport services increased $111.4 million or 73%, to $264.0 million for 2000, from $152.5 million for 1999. Switched service revenue increased $107.1 million or 92%, to $223.4 million for 2000, from $116.3 million for 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively, dedicated transport service and switched service revenue increased 69% and 70%, respectively. The increase in revenue from dedicated transport services primarily reflects a 28% increase in average dedicated transport customers and a broader array of services offered in existing markets. The increase in switched service revenue reflects a 70% increase in average switched service customers, increased revenue from switched access services, reciprocal compensation, and a broader array of services offered in existing markets. Reciprocal compensation, the mutual charges by local carriers for recovery of costs associated with the termination of traffic on each other's networks, represented 6% and 7% of total revenue for 2000 and 1999, respectively, excluding the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively. At December 31, 2000, the Company offered dedicated transport services and switched services in 24 metropolitan areas. At December 31, 1999, the Company offered dedicated transport services in 21 metropolitan areas and switched services in 20 metropolitan areas.

   Operating Expenses. Operating expenses increased $67.4 million or 57%, to $185.0 million for 2000, from $117.6 million for 1999. Exclusive of the effects of acquisitions, these expenses increased 52%. The increase in operating expenses was primarily attributable to the Company's expansion of its business, principally switched services, the ongoing development of existing markets resulting in higher LEC charges for circuit leases and interconnection, and higher headcount for technical personnel. Excluding the impact of non-recurring reciprocal compensation, as a percentage of revenue, operating expenses decreased to 40% for 2000 from 45% for 1999.

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

Excluding the impact of non-recurring reciprocal compensation, as a percentage of revenue, selling, general, and administrative expenses decreased to 37% for 2000 from 43% for 1999.

   EBITDA. EBITDA increased $93.8 million, to $131.6 million for 2000, from $37.8 million for 1999. Exclusive of the effects of acquisitions and the effects of the recognition of $27.3 million and $7.6 million of non-recurring reciprocal compensation in 2000 and 1999, respectively, such amount increased $74.1 million. This improvement was primarily the result of economies of scale, as more revenue was generated in existing markets, increased utilization of networks and facilities, and a more skilled and productive workforce.

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

   Net Income (Loss). Earnings changed $90.5 million to $1.2 million for 2000, from a net loss of $89.3 million for 1999. The earnings change is primarily due to the improvement in EBITDA and a decrease in income tax expense.

Liquidity and Capital Resources

   Operations. Cash provided by operating activities was $197.2 million for 2001 compared to $165.3 million for 2000. This increase in cash provided by operating activities principally resulted from an increase in EBITDA and changes in certain working capital accounts.

   The expenditures incurred by the Company to enter new markets, together with initial operating expenses, will generally result in negative EBITDA and operating losses from the new market until an adequate customer base and revenue stream for the new market has been established. Accordingly, the Company expects that the network constructed in each new market will generally produce negative EBITDA from the new market for at least two years after operations commence in that market. Additionally, the Company currently expects the operations related to the assets purchased from GST to generate negative EBITDA as a result of the Company's investment in additional sales force for these networks and further build-out until an adequate customer base and revenue stream for the networks have been established. Although overall the Company expects to continue to have positive EBITDA in the future as it reduces its expansion into new markets, expands its business in existing markets, and completes the integration of the GST asset acquisition, there is no assurance that the Company will sustain the current level of EBITDA or sufficient positive EBITDA to meet its working capital requirements, comply with its debt covenants, and service its indebtedness.

   Investing. Cash used in investing activities was $1.1 billion for 2001 compared to $178.6 million for 2000. During 2001, the Company used its proceeds from the issuance of common stock and a portion of the proceeds from the issuance of debt to fund the GST asset acquisition, capital expenditures, and net purchases of marketable securities. During 2000, proceeds from the maturities of marketable securities and cash flow from operating activities were primarily used to fund capital expenditures.

   Capital expenditures were $425.5 million for 2001 compared to $320.7 million for 2000. Capital expenditures for 2001 include $98.4 million related to the continued build-out of the 15 markets and long-haul network acquired from GST. The Company expects its capital expenditures for 2002 to be less than the $425.5 million it incurred for capital expenditures in 2001.

   The Company has increased its operational efficiencies by pursuing a disciplined approach to capital expenditures. The Company's capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return. Until the economy improves, the Company expects that capital expenditures will generally be limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets as well as upgrades to its back office systems. The Company's disciplined spending approach allowed it to adjust spending appropriately as revenue growth declined in 2001, thus maintaining strong margins.

   The Company regularly evaluates potential acquisitions and joint ventures that would extend its geographic markets, expand its services, or enlarge the capacity of its networks. If the Company enters into a definitive agreement with respect to any acquisition or joint venture, it may require additional financing which could result in the Company increasing its leverage or issuing additional common stock, or both. A substantial transaction may require the consent of the Company's lenders. There can be no assurance, however, that the Company will enter into any transaction or, if it does, on what terms. See "Risk Factors--We may complete a significant business combination or other transaction that could affect our leverage, result in a change in control, or both" in Item 1 above.

   While the Company intends to continue to leverage its relationship with AOL Time Warner Inc. in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner Cable does not conduct cable operations, the Company may incur costs in excess of those it historically incurred when expanding into existing Time Warner Cable service areas. In addition, Time Warner Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under the Capacity License Agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as currently provided for under certain operating agreements, the Company may be required to obtain additional capacity on more expensive terms. The Company continually explores other business opportunities with AOL Time Warner Inc. The Company is currently evaluating an opportunity to provide certain network and support services to AOL Time Warner Inc. in connection with its possible launch of voice over Internet protocol services. To date, limited trials have been completed and the Company has devoted limited resources to this opportunity.

   Financing. Net cash provided by financing activities for 2001 was $1.0 billion and was primarily related to the net proceeds from both the issuance of common stock and debt.

   In order to fund the GST asset acquisition, the development of those assets, and its other capital expenditure needs, in December 2000 the Company replaced its $475 million senior secured revolving credit facility with a $1 billion amended and restated senior secured credit facility which provides for $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. In December 2000, the Company was required to draw and hold in escrow $179 million of the credit facility until the closing of the GST asset acquisition, at which time the draw increased to $250 million. The obligations under the senior secured credit facility are secured by substantially all of the assets of the Company's subsidiaries, including the assets acquired from GST. In addition, the Company has pledged its equity interests in its subsidiaries as collateral.

   Interest on the $250 million drawn under the credit facility is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 6.1% on December 31, 2001. Interest is payable at least quarterly. Based on the rate in effect and the outstanding balance on December 31, 2001, aggregate annual interest payments are expected to be approximately $15.3 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

   In January 2001, the Company issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16 per share. The proceeds from the issuance of Class A common stock and a portion of the proceeds from the issuance of the 10 1/8% Senior Notes were used to repay a senior unsecured bridge loan facility under which the Company borrowed $700 million to initially finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense in the first quarter of 2001. In connection with the issuance of Class A common stock, approximately $23.3 million of unamortized deferred financing costs were recorded in additional paid-in capital in the first quarter of 2001.

   The $400 million principal amount in 9 3/4% Senior Notes that the Company issued in July 1998 are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the 9 3/4% Senior Notes are expected to be approximately $39 million. The 9 3/4% Senior Notes are required to be repaid on July 15, 2008.

   The $400 million in principal amount of 10 1/8% Senior Notes that the Company issued in the first quarter of 2001 are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are expected to be approximately $41 million. The 10 1/8% Senior Notes are required to be repaid on February 1, 2011.

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

   The Company is aware that its outstanding 9 3/4% and 10 1/8% Senior Notes are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, the Company or its affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions. Such a transaction would require the consent of the lenders of the senior secured credit facility. The Company will evaluate any such transactions in light of market conditions, taking into account its liquidity and prospects for future access to capital.

   The Company expects that the $384.1 million in cash, cash equivalents, and marketable debt securities at December 31, 2001, and borrowings under the $1 billion credit facility, of which $750 million was undrawn as of December 31, 2001, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital expenditures and liquidity needs to operate its business as currently planned and to service its current and future debt.

   The Company's credit facility contains certain financial covenants, including leverage and interest coverage ratios. These ratios are primarily derived from EBITDA and debt levels, and are summarized in the table below.

                                                                                      Performance Requirements
                                                                                  ---------------------------------
       Ratio (1)                              Calculation (2)                          Period (3)         Ratio
       ---------         -------------------------------------------------------- -------------------- ------------
Senior Leverage Ratio    Consolidated total debt less senior                      01/01/02--06/30/02    4.00 to 1.0
                         notes and cash in excess of $50 million,                 07/01/02--12/31/02    3.50 to 1.0
                         divided by annualized EBITDA for the most recent quarter 01/01/03--thereafter  3.00 to 1.0

Consolidated Leverage
 Ratio                   Consolidated total debt less cash in                     01/01/02--03/31/02   10.00 to 1.0
                         excess of $50 million, divided by                        04/01/02--06/30/02    8.00 to 1.0
                         annualized EBITDA for the most recent                    07/01/02--09/30/02    7.00 to 1.0
                         quarter                                                  10/01/02--12/31/02    6.00 to 1.0
                                                                                  01/01/03--03/31/03    5.50 to 1.0
                                                                                  04/01/03--thereafter  5.00 to 1.0

Consolidated Interest
 Coverage Ratio          Consolidated EBITDA for the most                         07/01/02--09/30/02    1.00 to 1.0
                         recent four quarters divided by                          10/01/02--12/31/02    1.25 to 1.0
                         consolidated interest expense for the                    01/01/03--06/30/03    1.50 to 1.0
                         most recent four quarters                                07/01/03--thereafter  2.00 to 1.0

Consolidated Debt        Consolidated EBITDA for the most                         Commencing 12/31/04   1.50 to 1.0
 Service Coverage Ratio  recent four quarters divided by the sum of consolidated interest expense for the
                         most recent four quarters plus
                         scheduled principal payments on debt
                         for the following four quarters.

--------
(1) As defined in the credit agreement. The credit agreement has been incorporated herein by reference as Exhibit 10.16.
(2) The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.
(3) As measured on the last day of a fiscal quarter.

   A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause the Company to fail to meet the required minimum ratios. Although the Company currently believes that it will continue to be in compliance with its covenants, factors outside the Company's control including further deterioration of the economy, an acceleration of customer disconnects, or a significant reduction in demand for the Company's services without adequate reductions in capital expenditures and operating expenses could cause the Company to fail to meet its covenants. If the Company's revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above without adequate reductions in capital expenditures, the Company would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity. These measures could include reductions in certain discretionary expenditures such as training, travel, and employee benefits, reductions in headcount, or shutting down less profitable operations.

   The senior secured credit facility also limits the ability of the Company to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures. In addition, the senior secured facility includes cross default provisions under which the Company is deemed to be in default under that facility if it defaults under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes. Failure to meet these covenants would preclude the Company from drawing funds under the credit facility unless the lenders agree to modify the covenants and could potentially cause an acceleration of the repayment schedule. Although the Company believes its relationships with its lenders are good, there is no assurance that the Company would be able to obtain the necessary modifications on acceptable terms. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company would be required to seek additional capital. The Company's revenue and costs are partially dependent upon factors that are outside the Company's control, such as regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of the Company's future capital expenditures and expansion plans. Any additional sources of financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements.

   Commitments. The following table summarizes the Company's long-term commitments as of December 31, 2001, including commitments pursuant to debt agreements, lease obligations, and fixed maintenance contracts.

 Contractual obligations     Total     2002   2003   2004   2005   2006  Thereafter
 -----------------------   ---------- ------ ------ ------ ------ ------ ----------
                                            (amounts in thousands)
 Principal payments on
  long-term debt.........  $1,050,000      0  2,500  2,500  2,500  2,500 1,040,000
 Capital lease
  obligations including
  interest(1)............      29,307  6,031  4,009  3,192  2,552  2,301    11,222
 Operating lease
  obligations............     200,871 27,078 25,389 22,706 19,390 16,491    89,817
 Fixed maintenance
  obligations............      71,354  4,101  4,101  4,101  3,005  3,005    53,041
                           ---------- ------ ------ ------ ------ ------ ---------
   Total.................  $1,351,532 37,210 35,999 32,499 27,447 24,297 1,194,080
                           ========== ====== ====== ====== ====== ====== =========

--------
(1) Includes amounts representing interest of $11.9 million.

Effects of Inflation

   Historically, inflation has not had a material effect on the Company.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 138, which was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133's hedge criteria are either offset through income or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial condition, results of operations, or cash flows because the Company does not own derivative instruments.

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows. Goodwill amortization expense aggregated $2.8 million, $3.2 million, and $2.0 million in 2001, 2000, and 1999, respectively.

   In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. SFAS 144 is required to be adopted by the Company on January 1, 2002 and the Company does not believe the adoption of the standard will have a significant impact on its financial position, results of operations, or cash flows.

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

   The following table provides information at December 31, 2001 about the Company's investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

                                                                 2002 Maturities
                                                                 ---------------
                                                                 (dollar amounts
                                                                  in thousands)
   Assets
   Marketable debt securities:
     Shares of money market mutual funds........................    $ 93,323
     Weighted average interest rate.............................         2.2%
   Corporate and municipal debt securities......................    $286,674
     Weighted average interest rate.............................         1.9%

   At December 31, 2001, the fair value of the Company's fixed rate 9 3/4% Senior Notes due 2008 and the Company's fixed rate 10 1/8% Senior Notes due 2011 was $314 million and $318 million, respectively, as compared to a carrying value of $400 million each on the same date, based on market prices.

   Interest on amounts drawn under the $1 billion credit facility varies based on a specific Eurodollar rate. Based on the $250 million outstanding balance as of December 31, 2001, a one-percent change in the applicable rate would change the amount of interest paid by $2.5 million for 2002.

Item 8. Financial Statements and Supplementary Data

   See "Index to Consolidated Financial Statements" at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors of the Registrant(1)

                          Director
     Name and Age          Since          Principal Occupation and Other Information
     ------------       ------------ ----------------------------------------------------
Larissa L. Herda (43)    July 1998   Chairman of the Company since June 2001. President
                                     and Chief Executive Officer of the Company since
                                     June 1998.

                                     Senior Vice President Sales of the Company from
                                     March 1997 to June 1998.

                                     1989-1997 employed by MFS Telecom, Inc., a
                                     competitive local exchange carrier, most recently as
                                     Southeast Regional Vice President and General
                                     Manager.

                                     Director of Agilera, an application service provider
                                     which is a joint venture between Ciber, Inc., Verio,
                                     Inc., and Centennial Ventures, since November 2000.
-----------------------------------------------------------------------------------------
Glenn A. Britt (53)      July 1998   Chairman and Chief Executive Officer of Time Warner
                                     Cable since August 2001; President of Time Warner
                                     Cable since January 1999.

                                     Vice President of the Company and non-executive
                                     Chairman of the Board of Directors from July 1998 to
                                     June 2001.

                                     Chief Executive Officer and President of Time Warner
                                     Cable Ventures, a division of Time Warner Cable,
                                     from January 1999.
-----------------------------------------------------------------------------------------
Bruce L. Claflin (50)   August 1999  President and Chief Executive Officer of 3Com
                                     Corporation since January 2001. President and Chief
                                     Operating Officer of 3Com Corporation, September
                                     1998 to December 2000.

                                     Senior Vice President and General Manager, Sales and
                                     Marketing at Digital Equipment Corporation from July
                                     1997 to June 1998.

                                     Vice President and General Manager--Personal
                                     Computer Business Unit at Digital Equipment
                                     Corporation from October 1995 to June 1997.

                                     Senior management and executive positions at
                                     International Business Machines Corporation from
                                     April 1973 to October 1995.
-----------------------------------------------------------------------------------------
Richard J. Davies (54)  October 1998 Senior Vice President, Corporate Development of Time
                                     Warner Cable since January 1999.

                                     Senior Vice President of Time Warner Cable Ventures
                                     from June 1996 to December 1998.

                                     Chief Financial Officer of the Company from March
                                     1993 to June 1996.
-----------------------------------------------------------------------------------------
Spencer B. Hays (57)    October 1999 Senior Vice President and Deputy General Counsel of
                                     AOL Time Warner Inc. since its formation on January
                                     11, 2001. Prior to that time, Vice President and
                                     Deputy General Counsel of Time Warner Inc., since
                                     its formation in 1990.

                                     Prior to 1990 employed in various capacities by Time
                                     Warner Inc.'s predecessor, Warner Communications
                                     Inc., most recently as Senior Vice President and
                                     General Counsel.
-----------------------------------------------------------------------------------------

                           Director
     Name and Age            Since            Principal Occupation and Other Information
     ------------        -------------   ----------------------------------------------------
Lisa A. Hook (44)         August 1999(2) President of AOL Anywhere since August 2001.

                                         Senior Vice President and Chief Operating Officer of
                                         AOL Mobile from October 2000 to July 2001. Senior
                                         Vice President of AOL Mobile from April 2000 to
                                         September 2000.

                                         Director and major shareholder representative of
                                         Classic Communications, a cable television operator,
                                         from 1999 until 2000.

                                         Principal of Brera Capital Partners, a private
                                         equity firm, from 1998 to 2000.

                                         Director of Roberts Radio, a small market radio
                                         consolidator, from 1997 to 2000.

                                         Principal of Alpine Capital, a private equity firm,
                                         from 1996 to 1998.
---------------------------------------------------------------------------------------------
Robert J. Miron (64)       July 1998     President of Advance/Newhouse Communications since
                                         April 1995.

                                         President of Newhouse Broadcasting Corporation from
                                         October 1986 to April 1995.
---------------------------------------------------------------------------------------------
Theodore H. Schell (57)  February 2001   General Partner, APAX Partners, Inc., an investment
                                         company, since 2000.

                                         Senior Vice President, Strategy and Corporate
                                         Development, Sprint Corporation from July 1999 to
                                         June 2001.

                                         President and CEO of Realcom Communications
                                         Corporation from June 1983 to June 1988.

                                         Director of Upoc, Inc., a mobile wireless network
                                         company, since January 2001.

                                         Director of Webraska, Mobile Technologies, France, a
                                         provider of location-based services, since January
                                         2001.

                                         Director of Webley Systems, Inc., an integrated
                                         messaging company, since 2001.

                                         Director of FLAG Telecom, a global communications
                                         company, since April 2001.

                                         Director of Hybrid Networks, Inc., a provider of
                                         telecom equipment from 1998 to 2000.

                                         Director of Kansas City Board of Trade, a commodity
                                         exchange, from 1998 to 2000.

--------
(1) Independent director, William S. Schleyer resigned from the Board of Directors effective November 30, 2001. The Nominating Committee of the Board of Directors is interviewing candidates and expects to have a nominee to fill the vacancy prior to the mailing of the Company's proxy statement for the 2002 Annual Meeting of Stockholders.
(2) Lisa Hook resigned as an independent director on January 11, 2001 and was re-elected to the Board of Directors February 7, 2001 as an AOL Time Warner Inc. nominee.

Executive Officers

   The following table sets forth information concerning the individuals who serve as our executive officers, with the exception of Larissa Herda, who serves as Chairman, President, and Chief Executive Officer and whose information is located above under "Directors".

     Name and Age                    Principal Occupation and Other Information
     ------------        -------------------------------------------------------------------
David J. Rayner (44)     Senior Vice President and Chief Financial Officer of the Company
                         since June 1998.

                         Vice President, Finance of the Company from February 1997 to May
                         1998.

                         Controller of the Company from May 1994 to February 1997.

                         Financial and operational management positions at Time Warner Cable from 1982 to 1994.
--------------------------------------------------------------------------------------------
Paul B. Jones (55)       Senior Vice President, General Counsel, and Regulatory Policy of
                         the Company since August 1998.

                         Senior Vice President, Legal and Regulatory Policy of the Company
                         from October 1993 to August 1998.

                         Senior Vice President, Corporate Development of Time Warner Cable
                         Ventures from 1992-1993.

                         Senior Vice President and General Counsel of Warner Cable from 1986 to 1992.

                         Vice President, Strategy and Development of CBS Publishing Group
                         from 1984 to 1986.

                         Assistant General Counsel for the FCC from 1977 to 1979.
--------------------------------------------------------------------------------------------
John T. Blount (43)      Executive Vice President, Field Operations of the Company since
                         October 2000.

                         Senior Vice President Sales of the Company from June 1998 to
                         October 2000.

                         Regional Vice President for the Midwest and Southwest Regions of
                         the Company from January 1997 to June 1998.

                         Vice President and General Manager/Milwaukee of the Company from
                         January 1996 to January 1997.

                         General Manager/Milwaukee of the Company from February 1995 to
                         January 1996.

                         Employed by U S WEST !nterprise from 1988 to February 1995.
--------------------------------------------------------------------------------------------
Michael A. Rouleau (43)  Senior Vice President, Marketing and Business Development of the
                         Company since November 1999.

                         Vice President, Marketing and Product Development of Transport
                         Service of U S WEST, Inc. from July 1997 to November 1999.

                         Executive Director, Marketing and Product Development of U S WEST,
                         Inc. from April 1995 to June 1997.
--------------------------------------------------------------------------------------------

     Name and Age                   Principal Occupation and Other Information
     ------------       -------------------------------------------------------------------
A. Graham Powers (55)   Senior Vice President, Implementation of the Company since April
                        1998.

                        Senior Vice President, Engineering and Technology of the Company
                        from June 1996 to March 1998.

                        Senior Vice President, Operations Development and Business
                        Implementation of the Company from August 1993 to May 1996.

                        President of Telecommunications Strategy, Inc., a technology consulting service, from May 1992 to July 1993.
-------------------------------------------------------------------------------------------
Julie A. Rich (48)      Senior Vice President, Human Resources and Business Administration
                        of the Company since April 1999.

                        Vice President, Human Resources and Business Administration of the
                        Company from March 1998 to April 1999.

                        Owner of an independent human resources consulting practice from
                        June 1996 to February 1998.

                        Founder of XEL Communications, Inc., a telecommunications
                        manufacturer, holding positions of Director and Vice President of
                        Human Resources from 1984 to 1996.
-------------------------------------------------------------------------------------------
Mark D. Hernandez (42)  Senior Vice President and Chief Information Officer of the Company
                        from June 2001.

                        Vice President, Information Technology of the Company from January
                        2001 to June 2001.

                        Vice President of Billing and Revenue Assurance of the Company from
                        February, 2000 to January 2001.

                        Vice President of US West Long Distance from June 1996 to February
                        2000.
-------------------------------------------------------------------------------------------

Section 16(a) Beneficial Ownership Reporting Compliance

   Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2001 were made timely except that Ms. Patricia Gorman, former Executive Vice President, Corporate Operations inadvertently filed her Form 4 reporting the sale of 130 shares of common stock for September 2001 late.

Item 11. Executive Compensation

Summary of Compensation

   The following table summarizes the compensation the Company paid during the last three years to the President and Chief Executive Officer and to each of the four other most highly compensated executive officers as of the end of 2001 and to the Company's former Executive Vice President, Corporate Operations, based on salary and bonus.

                                                    Long-Term Compensation Awards
                                                  ----------------------------------
                                                             Time Warner
                                                               Telecom
                                                               Class A
                                                             Common Stock
                            Annual Compensation   Restricted  Underlying              All Other
                           ----------------------   Stock      Options       LTIP    Compensation
Name & Principal Position  Year  Salary   Bonus   Awards(1)   Awarded(2)  Payouts(3)     (4)
-------------------------  ---- -------- -------- ---------- ------------ ---------- ------------
Larissa L. Herda,          2001 $400,007 $379,997 $1,619,200    440,000     $   --      $8,500
 Chairman, President, and  2000  312,025  327,613         --     70,000         --       8,500
 Chief Executive Officer   1999  312,025  234,009         --  1,000,000         --       8,000

Paul B. Jones,             2001  268,502  127,536    294,400     90,000         --       8,500
 Senior Vice President,
  General                  2000  259,242  179,849         --     25,000         --       8,500
 Counsel & Regulatory
  Policy(5)                1999  259,242  184,710         --    100,000     96,900       8,000

David J. Rayner,           2001  220,000  156,750    441,600    120,000         --       8,500
 Senior Vice President
  and                      2000  209,615  220,371         --     40,000         --       8,500
 Chief Financial
  Officer(5)               1999  182,970  132,653         --    300,000         --       8,000

John T. Blount,            2001  220,000  156,750    441,600    120,000         --       8,500
 Executive Vice
  President,               2000  197,442  166,607         --     40,000         --       8,500
 Field Operations(6)       1999  180,730  128,770         --    300,000         --       8,000

A. Graham Powers,          2001  192,400   91,390    220,800     75,000         --       8,500
 Senior Vice President,    2000  185,000  126,031         --     25,000         --       8,500
 Implementation            1999  182,500  132,311         --    100,000     43,605       8,000

Patricia E. Gorman,        2001  220,000  140,250    220,800     75,000         --       8,500
 Former Executive Vice
  President,               2000   62,023   81,694         --         --         --       2,539
 Corporate Operations(7)

--------
(1) The valuation of restricted stock awards is based on the $14.72 closing price of the Company's Class A common stock as of the November 16, 2001 grant date. As of December 31, 2001, Ms. Herda held 110,000 restricted shares valued at $1,945,900 (based on the December 31, 2001 closing price of $17.69); Mr. Jones held 20,000 restricted shares valued at $353,800; Messrs. Rayner and Blount each held 30,000 restricted shares valued at $530,700; and Mr. Powers and Ms. Gorman each held 15,000 restricted shares valued at $265,350. The restricted shares vest as follows: 50% in November 2003, 25% in November 2004, and 25% in November 2005, except that under the terms of an agreement with Ms. Gorman, her restricted shares will vest only until November 2003 to the extent of 7,500 shares, provided that she complies with the terms of the agreement.
(2) Options awarded under the Company's 1998 and 2000 Option Plans.
(3) These payouts were made in 1999 to participants in the Time Warner Cable Long-Term Cash-Flow Incentive Plan for the 1995-1998 four-year cycle.
(4) Includes contributions made by the Company to the Company's defined contribution 401(k) plan on behalf of the named executive officers.
(5) The Company does not currently have its own pension plan. However, Messrs. Jones and Rayner will, upon retirement, be entitled to receive benefits under the Time Warner Cable Pension Plan based on service to the Company or Time Warner Cable on or prior to December 31, 1998.
(6) As a result of his previous employment with U S WEST, Inc., the predecessor of MediaOne Group, Inc., Mr. Blount and certain other former employees of U S WEST, Inc. participated in a pension plan under the administration of MediaOne Group, Inc. Mr. Blount's and other Company employees' participation in that plan was terminated in 2000 following the merger of AT&T Corp. and MediaOne Group, Inc. Mr. Blount's benefits under that plan upon his retirement are based on service to U S WEST, Inc. or the Company.
(7) Ms. Gorman left the Company effective March 18, 2002.

Employment Agreements

   The Company has entered into employment agreements with the current executive officers shown in the compensation table with terms beginning January 1, 2000:

  .  Ms. Herda's contract has a five-year term;

  .  Messrs. Blount and Rayner's contracts have four-year terms; and

  .  Messrs. Jones and Powers' contracts have three-year terms.

   The minimum annual salaries for Ms. Herda and Messrs. Jones, Rayner, Blount, and Powers for the year 2001 under these agreements are their actual salaries for 2001.

   The agreements include a narrow definition of the term "cause." If the contract is terminated for cause, the executive will only receive earned and unpaid base salary accrued through such date of termination. These agreements provide that if the Company materially breaches or terminates the executive's employment during the term without cause, the executive may elect either:

  . to receive a lump-sum payment of the present value of the base salary and annual bonus otherwise payable during the remaining term of employment, but not less than the sum of the salary and bonus prorated for an 18-month period; or

  . to remain an employee of the Company for up to 18 months and, without performing any services, receive the base salary and annual bonus otherwise payable.

   The executives have the same two options if a change of control occurs and that change results in:

  . a change of more than 50 miles in the location of the executive's office or the Company's principal executive offices;

  .  a material reduction in the executive's responsibilities; or

  .  the Company's material breach of the agreement.

   The agreements define change of control to mean that:

  . the Class B Stockholders cease to have the ability as a group to elect a majority of the Company's Board of Directors;

  . another person or group has become the beneficial owner of more than 35% of the total voting power of the Company's voting interests; or

  . the percentage voting interest of that person or group is greater than that held by the Class B Stockholders.

   Executives are not generally required to mitigate damages after such a termination, except as necessary to prevent the Company from losing any tax deductions that it otherwise would have been entitled to for any payments deemed to be "contingent on a change" under the Internal Revenue Code.

   If an executive becomes disabled during the term of his or her employment agreement, the executive typically will receive 75% of the executive's then current salary and his or her applicable target annual bonus amount prorated for an 18-month period. These payments will be reduced by amounts received from Worker's Compensation, Social Security, and disability insurance policies maintained by the Company.

   If an executive dies during the term of an employment agreement, generally the executive's beneficiaries will receive the executive's earned and unpaid salary up to thirty days after the date of death and a pro rata portion of the executive's bonus for the year of death.

Stock Options Awarded by the Company During 2001

   The following table lists the Company's grants during 2001 of stock options to the officers named in the Summary of Compensation Table. All of the options were nonqualified under the Internal Revenue Code and the Company did not award any stock appreciation rights. The amounts shown as potential realizable values rely on arbitrarily assumed increases in value required by the Securities and Exchange Commission. In assessing those amounts, please note that the ultimate value of the options depends on actual future share prices. Market conditions and the efforts of the directors, the officers, and others to foster the future success of the Company can influence those future share values.

Option Grants in the Last Fiscal Year

Individual Grants

                                                                        Potential Realizable
                                      % of Total                          Value at Assumed
                           Number of    Options                        Annual Rates of Stock
                          Securities  Granted to  Exercise             Price Appreciation for
                          Underlying   Employees   or Base                 Option Term(1)
                            Options     in 2001     Price   Expiration ----------------------
          Name            Granted (#) Fiscal Year ($/share)    Date        5%         10%
          ----            ----------- ----------- --------- ---------- ---------- -----------
Larissa L. Herda........    440,000      7.78%     $14.72   11/15/2011 $4,071,815 $10,317,965
Paul B. Jones...........     90,000      1.59%      14.72   11/15/2011    832,871   2,110,493
David J. Rayner.........    120,000      2.12%      14.72   11/15/2011  1,110,495   2,813,990
John T. Blount..........    120,000      2.12%      14.72   11/15/2011  1,110,495   2,813,990
A. Graham Powers........     75,000      1.33%      14.72   11/15/2011    694,059   1,758,744
Patricia E. Gorman (2)..     75,000      1.33%      14.72   11/15/2001    694,059   1,758,744

--------
    Total shares granted to all employees in 2001: 5,670,525
(1) The options shown in the above table were awarded to the named executive officers under the Company's 2000 Employee Stock Plan and the terms are governed by that plan and the recipient's option agreement. The exercise price is the fair market value of the Class A common stock on the date of grant. The options become exercisable over a four-year vesting period and expire ten years from the date of grant, except as noted below with regards to Ms. Gorman's options. As required by Securities and Exchange Commission rules, the dollar amounts in the last two columns represent the hypothetical gain or "option spread" that would exist for the options based on assumed 5% and 10% annual compounded rates of Class A common stock appreciation over the full ten-year option term (resulting in 63% and 159% appreciation, respectively). These assumed rates of appreciation applied to the exercise price would result in a Class A common stock value on November 15, 2011 of $23.98 and $38.18, respectively. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Class A common stock.
(2) The data presented for Ms. Gorman, former Executive Vice President, Corporate Operations, is as of December 31, 2001. Subsequent to that time, the Company and Ms. Gorman entered into an agreement pursuant to which all options granted to Ms. Gorman cease to vest on July 1, 2003 and any unexercised options expire October 1, 2003.

Option Exercises and Values in 2001

   Three of the named executive officers listed under the heading "Option Grants in the Last Fiscal Year" exercised options in 2001. The table below shows the number and value of their exercisable and non-exercisable options as of December 31, 2001.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                                  Number of Securities
                                                 Underlying Unexercised     Value of Unexercised
                                       Value     Options at Fiscal Year-    In-the-Money Options
                           Shares     Realized             End               at Fiscal Year-End
                          Acquired       on     ------------------------- -------------------------
          Name           on Exercise  Exercise  Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ---------- ----------- ------------- ----------- -------------
Larissa L. Herda........   65,000    $3,293,865   430,625     1,289,375    $928,181    $1,573,519
Paul B. Jones...........       --            --   176,500       204,500     826,473       385,368
David J. Rayner.........   20,000     1,190,000   119,375       390,625     195,594       445,306
John T. Blount..........   16,000       954,938   136,500       387,500     293,035       427,525
A. Graham Powers........       --            --   118,750       181,250     497,875       293,875
Patricia E. Gorman......       --            --    62,500       212,500          --       222,750

--------
   The in-the-money value of unexercised options is equal to the excess of the per share market price of the Company's Class A common stock at December 31, 2001 ($17.69) over the per share exercise price, multiplied by the number of unexercised options.

      Aggregated Options to Purchase Common Stock of AOL Time Warner Inc.
                       and Fiscal Year-End Option Values

   Three of the named executive officers hold options to purchase AOL Time Warner Inc. common stock. The following table lists each of such officer's information with respect to the status of their AOL Time Warner Inc. options on December 31, 2001, including the total number of shares of AOL Time Warner Inc. common stock underlying exercisable and nonexercisable stock options held on December 31, 2001, and the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 2001. None of the named executive officers has been awarded stock appreciation rights alone or in tandem with options. In addition, none of the named executive officers exercised options to purchase common stock of AOL Time Warner Inc. during 2001.

                                 Number of Shares           Dollar Value of
                              Underlying Unexercised   Unexercised In-the-Money
                                    Options on          Options on December 31,
                                 December 31, 2001               2001*
                             ------------------------- -------------------------
             Name            Exercisable Unexercisable Exercisable Unexercisable
             ----            ----------- ------------- ----------- -------------
   Larissa L. Herda.........   26,400          --       $355,812        $--
   David J. Rayner..........    8,598          --         78,962         --
   A. Graham Powers.........   51,900          --        827,422         --

--------
* Based on a closing price of $32.10 per share of AOL Time Warner Inc. common stock.

Option Terms

   The option exercise price of all options held by the named executive officers is the fair market value of the stock on the date of grant. All of the options held by the named executive officers become immediately exercisable in full upon the occurrence of certain events, including the death or total disability of the option holder, certain change-of-control transactions and, in most cases, the Company's breach of the holder's employment agreement. The AOL Time Warner Inc. options held by the named executive officers generally remain exercisable for three years after their employment with the Company is terminated without cause, for one year after death or total disability, for five years after retirement and for three months after termination for any other reason, except that such stock options awarded before 1996 are exercisable for three months after a termination without cause and after retirement, and those awarded after July 1997 are exercisable for three years after death or disability. All AOL Time Warner Inc. options terminate immediately if the holder's employment is terminated for cause. The terms of the options shown in the chart are ten years.

Compensation Committee Interlocks and Insider Participation

   In 2001, the members of the Company's Compensation Committee were independent directors Theodore Schell, William Schleyer, and Bruce Claflin. The Company's Human Resources and Benefits Committee makes recommendations with respect to matters involving executive compensation. Its members in 2001 were Messrs. Britt, Claflin, Miron, and Schell. Mr. Britt is an officer of an affiliate of AOL Time Warner Inc., and is a member of the Human Resources and Benefits Committee. Certain relationships and transactions between the Company and AOL Time Warner Inc. are described below under "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

Time Warner Telecom Share Ownership

   The following table lists the Company's share ownership for its directors, the executive officers named in the compensation table, all directors and executive officers as a group, and persons known to the Company as beneficial owners of more than 5% of the Company's Class A or Class B common stock as of February 28, 2002, except as noted in the footnotes to the table. To the Company's knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the table is as of the latest reports by those entities received by the Company. Ownership includes direct and indirect (beneficial) ownership, as defined by Securities and Exchange Commission rules. This table assumes a base of 48,799,191 shares of Class A common stock and 65,936,658 shares of Class B common stock outstanding as of February 28, 2002, before any consideration is given to other outstanding options, warrants, or convertible securities. Each executive officer's address is c/o the Company, 10475 Park Meadows Drive, Littleton, Colorado 80124.

                            Class A Common     Class B Common
                             Stock (1)(2)      Stock (1)(2)(3)       Total Common Stock
                          ------------------ ------------------- ---------------------------
                                                                                       % of
                           No. of   Percent    No. of   Percent    No. of    Percent  Voting
Name of Beneficial Owner   Shares   of Class   Shares   of Class   Shares   of Equity Power
------------------------  --------- -------- ---------- -------- ---------- --------- ------
Five Percent
 Stockholders:
AOL Time Warner Inc.
 (4)....................         --     --   50,363,739   76.4%  50,363,739   43.9%    71.1%
Newhouse Telecom
 Holdings Corp. (5).....         --     --    9,536,856   14.5%   9,536,856    8.3%    13.5%
Advance Telecom Holdings
 Corp. (5)..............         --     --    6,036,063    9.1%   6,036,063    5.3%     8.5%
INVESCO Funds Group,
 Inc. (6)...............  7,595,480   15.6%          --     --    7,595,480    6.6%     1.1%
Putnam Investments, LLC
 (7)....................  7,580,887   15.5%          --     --    7,580,887    6.6%     1.1%
AT&T Corp. (8)..........  6,289,842   12.9%          --     --    6,289,842    5.5%     0.9%
Massachuesetts Financial
 Services Company (9)...  3,866,814    7.9%          --     --    3,866,814    3.4%     0.5%
FMR Corp. (10)..........  3,325,500    6.8%          --     --    3,325,500    2.9%     0.5%
Chilton Investment
 Company (11)...........  3,073,633    6.3%          --     --    3,073,633    2.7%     0.4%
Directors and Executive
 Officers:
Larissa L. Herda........    584,338    1.2%        ----   ----      584,338      *        *
Glenn A. Britt..........         --      *         ----   ----         ----      *        *
Bruce L. Claflin........      9,499      *         ----   ----        9,499      *        *
Richard J. Davies.......         --      *         ----   ----         ----      *        *
Spencer B. Hays.........         --      *         ----   ----         ----      *        *
William T. Schleyer.....      3,883      *         ----   ----        3,883      *        *
Robert J. Miron.........      7,500      *         ----   ----        7,500      *        *
David J. Rayner.........    159,687      *         ----   ----      159,687      *        *
Paul B. Jones...........    216,479      *         ----   ----      216,479      *        *
John T. Blount..........    175,250      *         ----   ----      175,250      *        *
A. Graham Powers........    143,317      *         ----   ----      143,317      *        *
Patricia E. Gorman......     90,236      *         ----   ----       90,236      *        *
Theodore H. Schell......      6,292      *         ----   ----        6,292      *        *
Lisa A. Hook............      1,799      *         ----   ----        1,799      *        *
All directors and
 executive officers as a
 group (17 persons).....  1,642,529    3.3%        ----   ----    1,642,529      *        *

--------
  * Represents less than one percent.

 (1) The Company has two classes of outstanding common stock, Class A common stock and Class B common stock. Beneficial ownership of common stock has been determined in accordance with the rules of the Securities and Exchange Commission, which is based upon having or sharing the power to vote or dispose of shares and includes: i) shares of Class A common stock issuable upon exercise of options exercisable within 60 days of February 28, 2002, as follows: Ms. Herda--458,437 shares; Mr. Rayner--129,687 shares; Mr. Jones--188,437 shares; Mr. Blount--145,250 shares; Mr. Powers--126,562 shares; Ms. Gorman--75,000 shares; and all directors and executive officers as a group--1,340,217 shares and ii) shares of restricted stock as follows: Ms. Herda--110,000 shares; Mr. Rayner-- 30,000 shares; Mr. Jones--20,000 shares; Mr. Blount--30,000 shares; Mr. Powers--15,000 shares; Ms. Gorman--15,000 shares; and all directors and executive officers as a group--265,000 shares.
 (2) Excludes an equal amount of Class A common stock into which Class B common stock are convertible. The Class B common stock held by AOL Time Warner Inc. subsidiaries (see note (4)), Newhouse Telecom Holdings Corporation, and Advance Telecom Holdings Corporation, represented on a converted basis 43.9%, 8.3%, and 5.3%, respectively, of the Class A common stock.
 (3) Solely as a result of the agreement of the Class B Stockholders to vote in favor of the others' director nominees under the Stockholders' Agreement, the Class B Stockholders may be deemed to share beneficial ownership of the shares beneficially owned by each of them. See "Certain Relationships and Related Transactions--Stockholders' Agreement."
 (4) Owned by Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE, Inc., FibrCOM Holdings, L.P., and Paragon Communications, each a direct or indirect wholly owned subsidiary of AOL Time Warner Inc. The business address of AOL Time Warner Inc. is 75 Rockefeller Plaza, New York, New York 10019.
 (5) The business address of Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation is 6005 Fair Lakes Road, East Syracuse, New York 13057.
 (6) Based on a Schedule 13G dated January 31, 2002. The business address of INVESCO Funds Group, Inc. is 7800 E. Union Avenue, Denver, Colorado 80237.
 (7) Based on a Schedule 13G dated February 5, 2002. This interest is held by Putnam Investments, LLC and related affiliates. The business address for Putnam Investments, LLC is One Post Office Square, Boston, Massachusetts 02109.
 (8) Owned by AT&T Corp. and related affiliates. Based on information provide to the Company by AT&T Corp. as of February 28, 2002. The business address of AT&T Corp. is 32 Avenue of Americas, New York, New York 10013.
 (9) Based on a Schedule 13G dated February 11, 2002. The business address of Massachusetts Financial Service Company is 500 Boylston Street, Boston, Massachusetts 02116.
(10) Based on a Schedule 13G dated February 14, 2002. The business address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
(11) Based on a Schedule 13G dated February 14, 2002. The business address of Chilton Investment Company is 1266 East Main Street, 7th Floor, Stamford, CT 06902.

Item 13. Certain Relationships and Related Transactions

Stockholders' Agreement

   The Company's Class B Stockholders entered into a Stockholders' Agreement when the Company was reconstituted as a corporation from a limited liability company in May 1999. The Stockholders' Agreement was amended on July 19, 2000. AT&T Corp., a former Class B stockholder, converted its Class B shares into Class A shares during 2001 and as a result is no longer bound by the voting agreements and transfer restrictions described below. Subsidiaries of AOL Time Warner Inc. and the Advance/Newhouse stockholder group presently hold all of the Company's Class B common stock. There is no assurance that the Class B Stockholders will not further change the Stockholders' Agreement or terminate it, or cause the Company to waive any provision of such agreement.

   Under the Stockholders' Agreement, the AOL Time Warner stockholder group has the right to designate four nominees for the Board of Directors at each annual meeting of stockholders at which directors are elected. The Advance/Newhouse stockholder group has the right to designate one board member. The Class B Stockholders' ability to designate any nominees depends on the identity of the particular stockholder and the percentage of shares of common stock owned by it. Currently each Class B stockholder must own at least 6.69% of the common stock to appoint one director. AOL Time Warner Inc. is entitled to nominate four directors so long as it owns at least 13.37% of the common stock. If AOL Time Warner Inc. owns less than 13.37% of the common stock, the number of directors it may nominate decreases proportionally with its ownership of the common stock until it owns less than 6.69%. The Advance/Newhouse stockholder group is entitled to nominate one director as long as it owns at least 6.69% of the common stock. None of the Class B Stockholders have the right to designate nominees if they own less than 6.69% of the common stock. These percentages will continue to adjust from time to time if the Company issues additional shares of common stock or takes actions such as stock splits or recapitalizations so as to maintain the same relative rights.

   Messrs. Britt, Davies, Hays, and Ms. Hook are the current directors nominated by AOL Time Warner Inc. Each of these is an officer of AOL Time Warner Inc. or one of its affiliates. There was no indebtedness or any transactions between the Company and AOL Time Warner Inc. or its affiliates that exceeded 5% of the Company's or AOL Time Warner Inc.'s gross consolidated revenues for 2001. Further detail on transactions with affiliates of AOL Time Warner Inc. is provided below under "Certain Operating Agreements." Mr. Miron is the director nominated by the Advance/Newhouse stockholder group and is an executive officer of Advance/Newhouse Communications. There was no indebtedness or any transactions between the Company and Advance/Newhouse or its affiliates that exceeded 5% of the Company's or Advance/Newhouse's gross consolidated revenues for 2001, and the Company does not expect there to be any such indebtedness or transactions in 2002.

   The Stockholders' Agreement requires the Class B Stockholders to vote their shares in favor of:

  . the nominees selected by the holders of Class B common stock as previously described;

  .  the Chief Executive Officer of the Company; and

  . three nominees who are not affiliated with the Company or any holder of Class B common stock and are selected by the Nominating Committee.

   The Stockholders' Agreement prohibits the Class B Stockholders from any transfer of Class B common stock, unless expressly permitted by the agreement. In addition, the Stockholders' Agreement prohibits any of the Class B Stockholders from entering into voting agreements relating to the Class B common stock with any third party.

   If a Class B Stockholder wants to sell all of its Class B common stock pursuant to a bona fide offer from an unaffiliated third party, that stockholder must give notice (the "Refusal Notice") to all Class B Stockholders. The Refusal Notice must contain the identity of the offeror and an offer to sell the stock to the other Class B Stockholders upon the same terms and subject to the same conditions as the offer from the third party. The non-selling holders of Class B common stock will have the right to purchase pro rata all, but not less than all, of the Class B common stock. If the non-selling holders fail to exercise their right to purchase all of the shares, the selling Class B Stockholder is free, for a period of 90 days, to sell the shares of Class B common stock (as shares of Class B common stock) to the third party offeror on terms and conditions no less favorable to the selling Class B Stockholder than those contained in the Refusal Notice. A Class B Stockholder may transfer all of its right to nominate Class B nominees for election to the Board of Directors if it sells all of its shares of Class B common stock. If AOL Time Warner Inc. wants to sell all of its Class B common stock and its Class A common stock that represent more than one-third of the outstanding shares of common stock, the other holders of Class B common stock will have certain "tag-along" rights. These rights provide them the right to sell their shares of Class A common stock and Class B common stock on a pro rata basis along with, and on the same terms and conditions as, AOL Time Warner Inc. In that sale, AOL Time Warner Inc. (and any other stockholder transferring all of its shares of Class B common stock) will have the right to transfer its right to nominate Class B nominees for election to the Board of Directors.

   Except for transfers to affiliates and the other transfers described above, all shares of Class B common stock must be converted to Class A common stock immediately prior to any direct transfer or certain indirect transfers of Class B common stock. In addition, except for transfers described in the paragraph above, a stockholder will not have the right to transfer its right to nominate Class B nominees. A Class B Stockholder that is acquired by a third party or spins off to its stockholders a company holding its shares of Class B common stock (as well as other assets), is required to convert its shares into Class A common stock and its right to nominate Class B nominees to the Board of Directors will not terminate.

   The Class B Stockholders have demand registration rights for shares of Class A common stock (including shares of Class A common stock resulting from the conversion of shares of Class B common stock) if they wish to register Class A common stock constituting at least 1% of the total outstanding Class A common stock. Once the Company has registered shares of Class A common stock as a result of a demand registration, it is not required to register shares again, pursuant to a Class B Stockholder demand, until 180 days after the first registration statement is effective. In addition, each Class B Stockholder may require the Company to include its shares in certain other registered offerings under the Securities Act of 1933, subject to certain conditions. Each Class B Stockholder must pay all underwriting discounts, commissions, and transfer taxes attributable to the sale of its shares. The Company must pay all expenses related to the filing and effectiveness of a registration statement, the legal fees of one counsel representing the Class B Stockholders, and the auditors' fees and expenses. MediaOne Group, Inc. exercised its demand registration rights in 2000 prior to its acquisition by AT&T Corp. and sold 9,000,000 shares of Class A common stock in a secondary public offering.

Restated Certificate of Incorporation

   The Company's Restated Certificate of Incorporation prohibits the Company from (i) engaging in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with, or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information, or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004 or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors. However, the Capacity License Agreement extends the prohibition to 2028.

Certain Operating Agreements

   Capacity License Agreements. The Company currently licenses much of its fiber capacity from Time Warner Cable. Each of the Company's local operations where Time Warner Cable has a network is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable, providing the Company with an exclusive right to use all of the capacity of specified fiber optic cable owned by the Time Warner Cable operation. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, the Company must pay certain maintenance fees and fees for splicing and similar services. The Company may request that Time Warner Cable construct and provide additional fiber optic cable capacity to meet the Company's needs after July 1998. Time Warner Cable is not obligated to provide such fiber capacity and the Company is not obligated to take fiber capacity from Time Warner Cable. As the Company expands its operations to markets not served by Time Warner Cable, it will be required to obtain fiber capacity from other sources. If Time Warner Cable provides additional capacity, the Company must pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. The Company is responsible for all taxes and franchise, pole, attachment, or similar fees arising out of its use of the capacity, and a portion of other out-of-pocket expenses incurred by Time Warner Cable for the cable used to provide the capacity. The Company is permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If the Company violates the limitations on business activities of the Company contained in the Restated Certificate of Incorporation or the Capacity License Agreements, Time Warner Cable may terminate the Capacity License Agreements. Accordingly, the Capacity License Agreement restrictions will apply after the restrictions in the Restated Certificate of Incorporation have terminated. Although management does not believe that the restrictions in the Capacity License Agreements will materially affect the Company's business and operations in the immediate future, the Company cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

   The Capacity License Agreements do not restrict the Company from licensing fiber optic capacity from parties other than Time Warner Cable. Although Time Warner Cable has agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, the Company cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to the Company. If the Capacity License Agreements are not renewed in 2028, the Company will have no further interest in the fiber capacity covered by those Agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the Agreements. The terms of such arrangements could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days' notice and payment of any outstanding fees regarding the terminated capacity. Time Warner Cable has the right to terminate a Capacity License Agreement upon 180 days' notice in the event of, among other things, certain governmental proceedings or third party challenges to Time Warner Cable's franchises or the Agreements. The Capacity License Agreements include substantial limitations on liability for service interruptions.

   Facility Lease Agreements. The Company leases or subleases physical space located at Time Warner Cable's facilities for various purposes under Facility Lease Agreements. If certain events occur the Company will be required, at its own expense, to segregate and partition its space in a reasonable, secure manner. Those events are:

  . at least a majority of any Time Warner Cable system is not owned by one or more of the Class B Stockholders;

  .  AOL Time Warner Inc. owning less than 30% of the Company's common stock;

  . AOL Time Warner Inc. having the right to nominate less than three nominees to the Company's Board of Directors;

  . the Company's non-compliance with the restrictions in the Restated Certificate of Incorporation regarding residential services and content services; or

  . a Class B Stockholder transferring its Class B common stock, together with its rights to designate nominees to the Board of Directors under the Stockholders' Agreement.

   The lease rates for properties Time Warner Cable owns and leases to the Company are based upon comparable rents in the local market, taking into account other factors such as the term of the lease, type of space, square footage, location, and leasehold improvements funded. Generally, the leases have 15-year terms, with two five-year options to renew. For properties Time Warner Cable subleases to the Company, we pay a pro rata portion of the rent and fees payable under the primary lease. The duration of the Company's subleases matches the duration of Time Warner Cable's primary lease. In 2001 we paid Time Warner Cable approximately $1.7 million for rentals under the Facility Lease Agreements.

   Residential Support Agreement. The Company provides certain support services or service elements, on an unbundled basis, to Time Warner Cable for its residential telephony business. In addition, the Company provides limited back office support, including usage data. Time Warner Cable paid the Company approximately $750,000 for these services in 2001.

   Time Warner Inc. License Agreement. The Company's use of the "Time Warner" name is subject to a license agreement with Time Warner Inc., a unit of AOL Time Warner Inc. The Company may change its name to "TW Telecom Inc." and the Company will no longer have the right to use the "Time Warner" name upon expiration of the current term in July 2004 or any renewal term of such agreement. The Company is also required to discontinue use of the "Time Warner" name upon:

  .  AOL Time Warner Inc. owning less than 30% of the Company's common stock;

  . AOL Time Warner Inc. having the right to nominate less than three nominees to the Board of Directors of the Company;

  . the Company's non-compliance with the restrictions in the Restated Certificate of Incorporation regarding residential services and content services (see "Limitation on Residential and Content Services"); or

  . the transfer by a Class B Stockholder of its Class B common stock together with its rights to designate nominees to the Board of Directors under the Stockholders' Agreement (however, this would not apply to a conversion of Class B common stock to Class A common stock).

   The Company believes that the "Time Warner" brand is valuable and its loss could have an adverse effect on the Company's ability to conduct its business and on its financial condition and results of operations.

   Other Transactions. Affiliates of AOL Time Warner Inc. purchase dedicated transport, switched, data and Internet services from the Company. Total revenue from these customers was $25.5 million in 2001. The Company contracted with Time Warner Cable's Construction Division to construct a distribution ring for the Company in the Dallas area for approximately $3.9 million. The pricing was based on competitive bids. In 2001, AOL Time Warner Inc. and its affiliates were one of the Company's top 10 customers, accounting for approximately 3% of the Company's total revenue.

   The Company plans to participate in a trial that Time Warner Cable is conducting in one of its cable service areas of a new voice over IP telephony service for Time Warner Cable's residential customers. The Company anticipates that it will provide access to the public switched telephone network for the telephone traffic generated from the trial and possibly other support services.

   The Company believes that the terms and conditions, taken as a whole, of the transactions described under the headings "Capacity License Agreements," "Facility Lease Agreements," "Services Agreement," "Residential Support Agreements," the "Time Warner Inc. License Agreement," and "Other Transactions" were no less favorable to the Company than it could have obtained from unaffiliated parties.

   The Class B Stockholders hold all of the Company's Class B common stock and have the collective ability to control all matters requiring stockholder approval, including the election of directors. All of the Class B Stockholders are in the cable television business and may provide the same services or similar services to those the Company provides. There is no restriction on the Class B Stockholders' ability to compete with the Company and the Company cannot assure that the Class B Stockholders will not compete with the Company. The Company's directors who are also directors, officers, or employees of the Class B Stockholders, may encounter conflicts of interest in certain business opportunities available to, and certain transactions involving, the Company. The Class B Stockholders have not adopted any special voting procedures to deal with conflicts of interest, and the Company cannot assure that any conflict will be resolved in the Company's favor.

                                   GLOSSARY

   Access Charges. The fees paid by long distance carriers for the local connections between the long distance carriers' networks and the long distance carriers' customers.

   BOC (Bell Operating Company). A telephone operating subsidiary of an RBOC.

   Broadcast Video TV-1. This Company service provides dedicated transport of broadcast quality video signals.

   Central Offices. A telecommunications center where switches and other telecommunications facilities are housed. CLECs may connect with ILEC networks either at this location or through a remote location.

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

   DS-0, DS-1, DS-3. Standard North American telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-0 service has a bit rate of 64 kilobits per second. DS-1 service has a bit rate of 1.544 megabits per second and DS-3 service has a bit rate of 44.736 megabits per second. A DS-0 can transmit a single uncompressed voice conversation.

   Ethernet. A network configuration in which data is separated into "frames" for transmission. Ethernet equipment scans the network to find the least-congested route for frames to travel from Point A to Point B, thus resulting in greater speed and fewer errors in frame transmission.

   FCC. Federal Communications Commission.

   FDMA (Frequency Division Multiple Access). A form of wireless communications technology.

   Fiber Miles. The number of route miles of fiber optic cable installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers in the cable. See the definition of "route mile" below.

   Fiber Optics. Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable is the medium of choice for the telecommunications and cable industries. Fiber is immune to electrical interference and environmental factors that affect copper wiring and satellite transmission.

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

   LATA (Local Access and Transport Area). The geographical areas within which a local telephone company may offer telecommunications services, as defined in the divestiture order known as the Modified Final Judgment unless and until refined by the FCC pursuant to the Telecommunications Act of 1996.

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

   Special Access Services. The lease of private, dedicated telecommunications lines or circuits on an ILEC's or a CLECs network which run to or from the IXC's POPs. Special access services do not require the use of switches. Examples of special access services are telecommunications circuits running between POPs of a single IXC, from one IXC's POP to another IXC's POP or from an end user to its IXC's POP.

   SS7. A standard signaling system used by telephone providers to manage line supervision (determining whether a line is "busy" or "free"), call alert ("ringing" the phone to indicate an incoming call), and call routing. SS7 allows companies to offer optional service features such as caller ID, call forwarding, etc.

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

   Toll Services. Otherwise known as EAS or intraLATA toll services are those calls that are beyond the free local calling area but originate and terminate within the same LATA; such calls are usually priced on a measured basis.

   Voice Grade Equivalent (VGE) Circuit. One DS-0. One voice grade equivalent circuit is equal to 64 kilobits of bandwidth.

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

   2.2   --Merger Agreement among the Company, Time Warner Telecom LLC and Time
          Warner Telecom Inc. (filed as Exhibit 2.2 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-49439))*
   2.3   --Asset Purchase Agreement dated as of September 11, 2000 among Time
          Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit
          2.1 to the Company's Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *
   3.1   --Restated Certificate of Incorporation of the Company (filed as
          Exhibit 3.1 to Company's Registration Statement on Form S-1
          (Registration No. 333-49439))*
   3.2   --Restated By-laws of the Company (filed as Exhibit 3.2 to Company's
          Registration Statement on Form S-1 (Registration No. 333-49439))*
   4.1   --Stockholders' Agreement, among the Company, Time Warner Companies,
          Inc., American Television and Communications Corporation, Warner
          Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon
          Communications, MediaOne Group, Inc., Multimedia Communications, Inc.
          and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company's
          Registration Statement on Form S-1 (Registration No. 333-49439))*
   4.2   --Amendment No. 1 to Stockholders' Agreement among Time Warner Telecom
          Inc., Time Warner Companies Inc., American Television and
          Communications Corporation, Warner Communications Inc., TW/TAI Inc.
          FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and
          Advance/Newhouse Partnerships.*
   4.3   --Indenture between Time Warner Telecom LLC, TWT Inc. and The Chase
          Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner
          Telecom LLC's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1998)*
   4.4   --Indenture between Time Warner Telecom Inc. and The Chase Manhattan
          Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the
          Company's Registration Statement on Form S-3 (Registration No. 333-
          49818)) *
  10.1   --Lease between Quebec Court Joint Venture No. 2, Landlord, and
          Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994 (filed as Exhibit 10.1 to Time Warner Telecom LLC's Registration Statement on Form S-1 (Registration No. 333-53553))*
  10.2   --Agreement for Assignment of Lease, dated September 12, 1997, between
          Ingram Micro Inc. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.2 to Time Warner Telecom LLC's Registration Statement on Form S-1 (Registration No. 333-53553))*
  10.3   --First Amendment to Lease, dated October 15, 1997, by CarrAmerica
          Realty, L.P. and Time Warner Communications Holdings Inc. (filed as
          Exhibit 10.3 to Time Warner Telecom LLC's Registration Statement on
          Form S-1 (Registration No. 333-53553))*
  10.4   --Time Warner Telecom Inc. 1998 Stock Option Plan as amended December
          8, 1999 (filed as Exhibit 10.4 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-49439))*

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  10.5   --Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)*
  10.6   --Employment Agreement between the Company and Paul B. Jones (filed as
          Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
  10.7   --Employment Agreement between the Company and A. Graham Powers (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)*
  10.8   --Employment Agreement between the Company and David Rayner (filed as
          Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)*
  10.9   --Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)*
  10.10  --Employment Agreement between the Company and Michael Rouleau (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)*
  10.11  --Employment Agreement between the Company and Julie Rich (filed as
          Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1999)*
  10.12  --Capacity License Agreement (filed as Exhibit 10.3 to Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998)*
  10.13  --Trade Name License Agreement (filed as Exhibit 10.4 to Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998)*
  10.14  --Master Capacity Agreement between MCImetro Access Transmission
          Services, Inc. and Time Warner Communications dated September 9,
          1994, as amended on September 9, 1999 and August 28, 1997 (filed as
          Exhibit 10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-49439))*
  10.15  --Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit
          4.3 to the Company's Registration Statement on Form S-8, Registration
          No. 333-48084)*
  10.16  --Amended and Restated Credit Agreement among Time Warner Telecom
          Inc., Time Warner Telecom Holdings Inc., the several lenders from time to time parties thereto, The Chase Manhattan Bank, Bank of
          America, N.A., Morgan Stanley Senior Funding, Inc. and ABN Amro Bank
          N.V. (filed as Exhibit 10.18 to the Company's Annual Report on Form
          10-K for the year ended December 31, 2000)*
     21  --Subsidiaries of the Company
     23  --Consent of Ernst & Young LLP, Independent Auditors
--------
*  Incorporated by reference.

   (b) Reports on Form 8-K.

         --Form 8-K filed November 7, 2001 providing the November 8, 2001
 14.1    investor presentation.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

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


Signature                                        Title                   Date
---------                                        -----                   ----

(i) Principal Executive Officer

       /s/ Larissa L. Herda            Chairman, President, and     March 25, 2002
______________________________________  Chief Executive Officer
           Larissa L. Herda

(ii) Principal Financial Officer

       /s/ David J. Rayner             Senior Vice President and    March 25, 2002
______________________________________  Chief Financial Officer
           David J. Rayner

(iii) Principal Accounting Officer

        /s/ Jill R. Stuart             Vice President, Accounting   March 25, 2002
______________________________________  and Finance and Chief
            Jill R. Stuart              Accounting Officer

(iv) Directors

        /s/ Glenn A. Britt             Director                     March 25, 2002
______________________________________
            Glenn A. Britt

       /s/ Bruce L. Claflin            Director                     March 25, 2002
______________________________________
           Bruce L. Claflin

      /s/ Richard J. Davies            Director                     March 25, 2002
______________________________________
          Richard J. Davies

       /s/ Spencer B. Hays             Director                     March 25, 2002
______________________________________
           Spencer B. Hays

       /s/ Larissa L. Herda            Director                     March 25, 2002
______________________________________
           Larissa L. Herda

         /s/ Lisa A. Hook              Director                     March 25, 2002
______________________________________
             Lisa A. Hook

       /s/ Robert J. Miron             Director                     March 25, 2002
______________________________________
           Robert J. Miron

      /s/ Theodore H. Schell           Director                     March 25, 2002
______________________________________
          Theodore H. Schell

                            TIME WARNER TELECOM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Audited Financial Statements:
  Report of Independent Auditors..........................................  F-2
  Consolidated Balance Sheets at December 31, 2001 and 2000...............  F-3
  Consolidated Statements of Operations for the years ended December 31,
   2001, 2000, and 1999...................................................  F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   2001, 2000, and 1999...................................................  F-5
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
Schedule II--Valuation and Qualifying Accounts............................ F-25

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Time Warner Telecom Inc:

   We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed on the index at page F-
1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Denver, Colorado
January 30, 2002

                            TIME WARNER TELECOM INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                                            2001       2000
                                                         ----------  ---------
                                                             (amounts in
                                                          thousands, except
                                                            share amounts)
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  365,600     71,739
  Cash held in escrow...................................         --    179,000
  Marketable debt securities (note 4)...................     18,454      3,496
  Receivables, less allowances of $29,778 and $17,610,
   respectively.........................................     78,431     83,027
  Prepaid expenses......................................      3,305      2,505
  Deferred income taxes.................................     35,570     34,418
                                                         ----------  ---------
    Total current assets................................    501,360    374,185
                                                         ----------  ---------


Property, plant and equipment...........................  2,286,278  1,195,744
  Less accumulated depreciation.........................   (475,182)  (283,572)
                                                         ----------  ---------
                                                          1,811,096    912,172
                                                         ----------  ---------
Deferred income taxes...................................     23,630         --
Intangible and other assets, net of accumulated
 amortization (notes 1 and 2)...........................     62,868    101,397
                                                         ----------  ---------
    Total assets........................................ $2,398,954  1,387,754
                                                         ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   79,429     72,041
  Deferred revenue......................................     47,528     53,286
  Accrued taxes, franchise and other fees...............     65,210     40,343
  Accrued interest......................................     38,102     19,904
  Accrued payroll and benefits..........................     28,008     23,651
  Payable to Time Warner Cable (note 6).................      4,794      4,161
  Accrued restructure costs (note 3)....................      3,131         --
  Accrued carrier costs.................................     77,018     34,900
  Other current liabilities.............................     43,653     36,431
                                                         ----------  ---------
    Total current liabilities...........................    386,873    284,717
                                                         ----------  ---------
Long-term debt and capital lease obligations (notes 5
 and 9).................................................  1,063,368    585,107


Deferred income taxes (note 7)..........................         --     46,163


Stockholders' equity (note 1):
  Preferred stock, $0.01 par value, 20,000,000 shares
   authorized, no shares issued and outstanding.........         --         --
  Class A common stock, $0.01 par value, 277,300,000
   shares authorized, 48,789,111 and 33,702,461 shares
   issued and outstanding in 2001 and 2000,
   respectively.........................................        488        337
  Class B common stock, $0.01 par value, 162,500,000
   shares authorized, 65,936,658 and 72,226,500 shares
   issued and outstanding in 2001 and 2000,
   respectively.........................................        659        722
  Additional paid-in capital............................  1,165,804    601,081
  Accumulated other comprehensive income (loss), net of
   taxes................................................       (206)     6,492
  Accumulated deficit...................................   (218,032)  (136,865)
                                                         ----------  ---------
    Total stockholders' equity..........................    948,713    471,767
                                                         ----------  ---------
    Total liabilities and stockholders' equity.......... $2,398,954  1,387,754
                                                         ==========  =========

                             See accompanying notes

                            TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 2001, 2000, and 1999

                                                     2001      2000     1999
                                                   ---------  -------  -------
                                                    (amounts in thousands,
                                                   except per share amounts)
Revenue(a):
  Dedicated transport services...................  $ 425,401  263,913  152,468
  Switched services..............................    312,306  223,421  116,285
                                                   ---------  -------  -------
    Total revenue................................    737,707  487,334  268,753
                                                   ---------  -------  -------
Costs and expenses(b):
  Operating......................................    315,682  184,995  117,567
  Selling, general and administrative............    237,698  170,722  113,389
  Depreciation and amortization..................    207,571   95,295   68,785
  Restructure charge.............................      6,838       --       --
                                                   ---------  -------  -------
    Total costs and expenses.....................    767,789  451,012  299,741
                                                   ---------  -------  -------


Operating income (loss)..........................    (30,082)  36,322  (30,988)


Interest expense(b)..............................   (115,080) (41,230) (45,264)


Interest income..................................     18,703   10,821   16,589


Investment losses, net...........................     (2,964)      --       --


Equity in income of unconsolidated affiliate
 (note 2)........................................         --       --      202
                                                   ---------  -------  -------
Net income (loss) before income taxes............   (129,423)   5,913  (59,461)
Income tax expense (benefit) (note 7)............    (48,256)   4,697   29,804
                                                   ---------  -------  -------
Net income (loss)................................  $ (81,167)   1,216  (89,265)
                                                   =========  =======  =======
Basic and diluted earnings (loss) per common
 share...........................................  $   (0.71)    0.01    (0.93)


Weighted average shares outstanding:
  Basic..........................................    113,730  105,391   95,898
                                                   =========  =======  =======
  Diluted........................................    113,730  108,452   95,898
                                                   =========  =======  =======

(a) Includes revenue resulting from transactions
    with affiliates (note 6).....................  $  25,544   11,237    3,599
                                                   =========  =======  =======

(b) Includes expenses resulting from transactions
    with affiliates (note 6):
    Operating....................................  $   2,751    2,727    2,513
                                                   =========  =======  =======
    Selling, general and administrative..........  $   1,644    1,550    1,579
                                                   =========  =======  =======
    Depreciation and amortization................  $  13,352   11,343   10,792
                                                   =========  =======  =======
    Interest expense.............................  $      --       --    5,078
                                                   =========  =======  =======


                             See accompanying notes

                            TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2001, 2000, and 1999

                                                   2001       2000      1999
                                                ----------  --------  --------
                                                   (amounts in thousands)
Cash flows from operating activities:
 Net income (loss)............................. $  (81,167)    1,216   (89,265)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization.................    207,571    95,295    68,785
 Amortization of deferred debt issue costs.....      4,484     1,652     1,250
 Impairment of assets related to restructure
  charge.......................................      2,359        --        --
 Equity in income of unconsolidated
  affiliate....................................         --        --      (202)
 Impairment of deferred debt issue costs.......      5,814        --        --
 Investment losses, net........................      2,964        --        --
 Deferred income tax expense (benefit).........    (49,314)    3,338    29,804
 Changes in operating assets and liabilities,
  net of the effect of acquisitions:
  Receivables and prepaid expenses.............     31,701   (29,942)  (22,384)
  Accounts payable.............................     11,336     7,363    27,491
  Accrued interest.............................     17,994     1,921       650
  Payable to Time Warner Cable.................        633      (924)  (11,716)
  Accrued payroll and benefits.................      4,357     9,706     5,124
  Other current liabilities....................     35,371    75,634    44,698
  Accrued restructure costs....................      3,131        --        --
                                                ----------  --------  --------
   Net cash provided by operating activities...    197,234   165,259    54,235
                                                ----------  --------  --------
Cash flows from investing activities:
 Capital expenditures..........................   (425,452) (320,703) (221,224)
 Cash paid for acquisitions, net of cash
  acquired.....................................   (651,689)  (10,000)   (2,565)
 Purchases of marketable debt securities.......    (89,582)  (95,199) (290,811)
 Proceeds from maturities of marketable debt
  securities...................................     74,624   265,688   367,683
 Other investing activities....................      4,293   (18,378)       --
                                                ----------  --------  --------
   Net cash used in investing activities....... (1,087,806) (178,592) (146,917)
                                                ----------  --------  --------
Cash flows from financing activities:
 Net proceeds from issuance of common stock....    532,178        --        --
 Net proceeds from issuance of debt............  1,160,667   179,000        --
 Deferred debt issue costs.....................         --   (21,457)       --
 Repayment of debt.............................   (700,000)       --        --
 Net proceeds from issuance of common stock
  upon exercise of stock options...............     13,457    14,068     3,806
 Net proceeds from issuance of common stock in
  connection with the employee stock purchase
  plan.........................................      1,968     3,992        --
 Payment of capital lease obligations..........     (2,837)   (2,117)     (174)
 Net proceeds from initial public offering.....         --        --   270,182
 Repayment of loans to Former Parent
  Companies....................................         --        --  (180,018)
 Repayment of acquired debt....................         --        --   (15,668)
                                                ----------  --------  --------
   Net cash provided by financing activities...  1,005,433   173,486    78,128
                                                ----------  --------  --------
   Increase (decrease) in cash, cash
    equivalents, and cash held in escrow.......    114,861   160,153   (14,554)
   Cash, cash equivalents, and cash held in
    escrow at beginning of year................    250,739    90,586   105,140
                                                ----------  --------  --------
   Cash, cash equivalents, and cash held in
    escrow at end of year...................... $  365,600   250,739    90,586
                                                ==========  ========  ========
Supplemental disclosures of cash flow
 information:
   Cash paid for interest...................... $   93,720    41,785    47,011
                                                ==========  ========  ========
   Tax benefit related to exercise of non-
    qualified stock options.................... $   17,205    23,083     2,678
                                                ==========  ========  ========
   Cash paid for income taxes.................. $      992       615       168
                                                ==========  ========  ========

Supplemental schedule for noncash investing and financing activities:
  In 1999, Time Warner Telecom Inc. (the "Company") issued Class A common stock aggregating $27.9 million to purchase the common stock of Internet Connect, Inc. and MetroComm, Inc.

  In 2000 and 1999, the Company incurred capital lease obligations of $6.3 million and $3.7 million, respectively for the purchase of fiber, equipment, and furniture.

                             See accompanying notes

                            TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2001, 2000, and 1999

                                                                     Accumulated
                                   Common Stock                         other
                            ----------------------------            comprehensive
                               Class A       Class B     Additional    income                     Total
                            ------------- --------------  paid-in    (loss), net  Accumulated stockholders'
                            Shares Amount Shares  Amount  capital     of taxes      deficit      equity
                            ------ ------ ------  ------ ---------- ------------- ----------- -------------
                                                        (amounts in thousands)
 Balance at January 1,
  1999...................       --  $ --  81,250   $813    255,654         --       (48,816)     207,651
 Initial public offering
  net of offering
  expenses of $19,618
  (note 1)...............   20,700   207      --     --    269,975         --            --      270,182
 Issuance of common stock
  for acquisitions (note
  2).....................    2,498    25      --     --     27,839         --            --       27,864
 Issuance of common stock
  upon exercise of stock
  options................      309     2      --     --      6,482         --            --        6,484
 Conversion of shares by
  related party..........       36     1     (36)    (1)        --         --            --           --
 Net loss................       --    --      --     --         --         --       (89,265)     (89,265)
                            ------  ----  ------   ----  ---------     ------      --------      -------
 Balance at December 31,
  1999...................   23,543  $235  81,214   $812    559,950         --      (138,081)     422,916
 Change in unrealized
  holding gain for
  available-for-sale
  security, net of
  taxes..................       --    --      --     --         --      6,492            --        6,492
 Net income..............       --    --      --     --         --         --         1,216        1,216
                                                                                                 -------
  Comprehensive income...       --    --      --     --         --         --            --        7,708
                                                                                                 -------
 Shares issued for cash
  in connection with the
  exercise of stock
  options................    1,080    11      --     --     37,140         --            --       37,151
 Shares issued for cash
  in connection with the
  employee stock purchase
  plan...................       92     1      --     --      3,991         --            --        3,992
 Conversion of shares by
  related party
  (note 1)...............    8,987    90  (8,987)   (90)        --         --            --           --
                            ------  ----  ------   ----  ---------     ------      --------      -------
 Balance at December 31,
  2000...................   33,702  $337  72,227   $722    601,081      6,492      (136,865)     471,767
 Change in unrealized
  holding loss for
  available-for-sale
  security, net of
  taxes..................       --    --      --     --         --     (5,108)           --       (5,108)
 Net loss................       --    --      --     --         --         --       (81,167)     (81,167)
                                                                                                 -------
 Comprehensive loss......       --    --      --     --         --         --            --      (86,275)
                                                                                                 -------
 Realized holding gain on
  available-for sale
  security, net of tax...       --    --      --     --         --     (1,590)           --       (1,590)
 Issuance of common
  stock, net of offering
  expenses of $24,243
  (note 1)...............    7,475    75      --     --    532,103         --            --      532,178
 Shares issued for cash
  in connection with the
  exercise of stock
  options................      947     9      --     --     30,487         --            --       30,496
 Shares issued in
  connection with
  restricted stock
  awards.................      275     3      --     --        166         --            --          169
 Shares issued for cash
  in connection with the
  employee stock purchase
  plan...................      100     1      --     --      1,967         --            --        1,968
 Conversion of shares by
  related party
  (note 1)...............    6,290    63  (6,290)   (63)        --         --            --           --
                            ------  ----  ------   ----  ---------     ------      --------      -------
 Balance at December 31,
  2001...................   48,789  $488  65,937   $659  1,165,804       (206)     (218,032)     948,713
                            ======  ====  ======   ====  =========     ======      ========      =======


                             See accompanying notes

                           TIME WARNER TELECOM INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Description of Business and Capital Structure

   Time Warner Telecom Inc. (the "Company"), a Delaware corporation, is a fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers in 44 metropolitan markets in the United States. The Company delivers broadband data, dedicated Internet access, local voice, and local and long distance voice services.

   Time Warner Cable (now a unit of AOL Time Warner Inc.) began the Company's business in 1993. In 1997, the Company's business changed substantially with an exclusive focus on business customers and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

   In July 1998, the Company was reorganized into a limited liability company, Time Warner Telecom LLC ("TWT LLC"), and conducted an offering of $400 million principal amount of 9 3/4% Senior Notes due July 2008. In the transaction, referred to as the "Reorganization," Time Warner Inc. (now wholly owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now wholly owned by AT&T Corp.), and Advance/Newhouse Partnership either directly or through subsidiaries, became the owners of all the limited liability company interests in TWT LLC.

   In May 1999, in preparation for the Company's initial public offering, TWT LLC was reconstituted as a Delaware corporation (the "Reconstitution") under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders' historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company's total stockholders' equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company's capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Internet Connect, Inc., which the Company acquired in April 1999 (see note 2). The accompanying financial statements have been adjusted to retroactively reflect the authorization and issuance of the shares of Class A common stock and Class B common stock for all periods presented.

   On May 14, 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A common stock at a price of $14 per share (the "IPO"). The IPO generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the former holders of Class B limited liability company interests in TWT LLC (see note 6). The remaining IPO proceeds were used to repay assumed debt from acquisitions and to fund capital expenditures.

   As a result of the IPO, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently the Class B common stock is collectively owned directly or indirectly by AOL Time Warner Inc. ("AOL Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation (collectively, the "Class B Stockholders"). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a

                           TIME WARNER TELECOM INC.

class. As of December 31, 2001, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

   MediaOne Group, Inc. ("MediaOne"), a former holder of Class B common stock, completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company, 8,987,785 of which were converted from shares of Class B common stock. The Company did not receive any proceeds nor did its total shares outstanding change as a result of this transaction. On June 15, 2000, MediaOne merged with AT&T Corp. ("AT&T"), and the Class B common stock previously beneficially owned by a MediaOne subsidiary became beneficially owned by AT&T. In June 2001, AT&T converted its remaining 6,289,872 shares of Class B common stock into Class A common stock.

   On January 29, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the "Offering"). The Offering generated $532 million in proceeds for the Company, net of underwriting discounts and expenses. Also, on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the "Old Notes"). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes") with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay a $700 million senior unsecured bridge facility that initially financed the acquisition of substantially all of the assets of GST Telecommunications, Inc. ("GST") (see note 2). The remaining net proceeds from the offering of the Old Notes are being used for capital expenditures, working capital, and general corporate purposes.

   The Company also is authorized to issue shares of Preferred Stock. The Company's Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 2001.

 Basis of Presentation

   These financial statements are presented as if the Company had operated as a corporation for all periods reported. However, prior to the Reconstitution, the Company operated as a partnership for tax purposes.

 Basis of Consolidation

   The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with AOL Time Warner and its subsidiaries are disclosed as related party transactions.

 Cash Equivalents

   The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

 Investments

   The Company records its marketable securities in conformity with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement entails categorizing all debt and equity securities as held-to-maturity securities, trading securities, or available-for-sale securities, and then measuring the securities at either fair value or amortized cost.

                           TIME WARNER TELECOM INC.

   Management determines the appropriate classification of marketable debt securities at the time of purchase and reevaluates the designation as of each balance sheet date. Marketable debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and adjusted for amortization of premiums and accretion of discounts to maturity. Amortization is included in interest income. Interest on marketable securities classified as held-to-maturity is included in interest income.

   Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive income (loss) in stockholders' equity. Other equity investments, which are not considered marketable securities and in which ownership interest is less than 20%, are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis. During 2001, the Company recognized an aggregate $5.5 million impairment on these investments. As of December 31, 2001, the remaining book value of these investments was $1.5 million.

   At December 31, 2001 and 2000, the fair value of the Company's available-for-sale security was $1.8 million and $13.9 million, respectively. The unrealized holding gain (loss) on this marketable equity security is reported as accumulated other comprehensive income (loss), net of taxes, in the accompanying consolidated financial statements. As of December 31, 2001 and 2000, the unrealized holding gain (loss) on this security was $(206,000) and $6.5 million net of taxes, respectively. During 2001, the Company liquidated a portion of its investment in this security for proceeds of $3.4 million, resulting in a pretax gain of $2.5 million. There were no sales of marketable equity securities for the years ended December 31, 2000 and 1999, respectively.

   Investments in entities in which the Company has significant influence, but less than a controlling interest, are accounted for using the equity method. During the first quarter of 1999, the Company's investment in unconsolidated affiliates consisted solely of a 50% investment in MetroComm AxS, L.P. ("MetroComm L.P."), a joint venture providing commercial telecommunications services in the central Ohio area. Under the equity method, only the Company's investment in and amounts due to and from the equity investee were included in the consolidated balance sheets, and only the Company's share of the investee's income was included in the consolidated and combined statements of operations. The Company acquired the remaining 50% of MetroComm L.P. in the second quarter of 1999 (see note 2) and, accordingly, has accounted for this investment on a consolidated basis since that time.

 Receivables

   The Company does not require significant collateral for telecommunication services provided to customers. However, the Company performs ongoing credit evaluations of its customers' financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all accounts receivable. The allowance for doubtful accounts was $29.8 million and $17.6 million as of December 31, 2001 and 2000, respectively.

 Property, Plant, and Equipment

   Property, plant, and equipment are recorded at cost. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company's networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $35.4 million, $11.8 million, and $6.9 million for 2001, 2000, and 1999, respectively. Capitalized interest was $7.1 million, $4.1 million, and $0.3 million for 2001, 2000, and 1999, respectively. Repairs and maintenance costs are charged to expense when incurred.

                           TIME WARNER TELECOM INC.

   The Company licenses the right to use fiber optic capacity in 23 of its 44 markets from Time Warner Cable. The cost of these rights, which are prepaid by the Company, is capitalized and reflects an allocable share of Time Warner Cable's costs, which prior to the Reorganization, generally reflected the incremental costs incurred by Time Warner Cable to construct the fiber for the Company. Subsequent to the Reorganization, the Company pays its allocable share of the cost of fiber and construction incurred by Time Warner Cable in routes where the parties are in joint construction.

   Depreciation is provided on the straight-line method over estimated useful lives as follows:

   Buildings and improvements........................................ 5-20 years
   Communications networks........................................... 5-15 years
   Vehicles and other equipment...................................... 3-10 years
   Fiber optics and right to use.....................................   15 years

   Depreciation expense totaled $204.7 million, $91.9 million, and $66.1 million in 2001, 2000, and 1999, respectively.

   Property, plant, and equipment consist of:

                                                              December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ----------  ---------
                                                              (amounts in
                                                               thousands)
   Buildings and improvements............................ $   57,900     22,156
   Communications networks...............................  1,364,541    816,651
   Vehicles and other equipment..........................    157,256    110,167
   Fiber optics and right to use.........................    706,581    246,770
                                                          ----------  ---------
                                                           2,286,278  1,195,744
   Less accumulated depreciation.........................   (475,182)  (283,572)
                                                          ----------  ---------
   Total................................................. $1,811,096    912,172
                                                          ==========  =========

 Intangible Assets

   Intangible assets primarily consist of goodwill, deferred debt issue costs, deferred right-of-way costs, and covenants not to compete, which are amortized over periods of 10 to 20 years using the straight-line method. The Company's goodwill was primarily generated from the acquisitions of Internet Connect, Inc. and MetroComm L.P. in 1999. Amortization and interest expense related to all intangible assets totaled $7.4 million, $5.0 million, and $2.7 million for 2001, 2000, and 1999, respectively. Accumulated amortization of intangible assets at December 31, 2001 and 2000 amounted to $19.4 million and $12.0 million, respectively.

 Impairment of Long-Lived Assets

   The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. If an impairment adjustment is deemed necessary (generally when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset), the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. For the year ended December 31, 2001, the Company recorded $9.6 million in impairment of certain non-revenue generating assets and a $2.4 million impairment of assets related to the restructure activities described in note 3.

                           TIME WARNER TELECOM INC.

 Revenue

   The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local, switched, long distance, data, and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies, and governmental entities.

   Revenue for dedicated transport, data, Internet, and the majority of switched services exclusive of switched access is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned. The fixed rate elements are billed in advance and recognized over the period the services are provided.

   Reciprocal compensation revenue is an element of switched services revenue which represents compensation from local exchange carriers ("LECs") for local exchange traffic originated on a LEC's facilities and terminated on the Company's facilities. Reciprocal compensation represented 6%, 6%, and, 7% of revenue for 2001, 2000, and 1999, excluding the effects of the recognition of $37.0 million, $27.3 million, and $7.6 million, respectively, of non-recurring reciprocal compensation. These non-recurring amounts primarily reflect the resolution of disputes with other LECs. Reciprocal compensation is based on contracts between the Company and other LECs. The Company recognizes reciprocal compensation revenue as it is earned, except in those cases where the revenue is under dispute or at risk. The payment of reciprocal compensation under certain of the Company's interconnection agreements is, by the terms of those agreements, subject to adjustment or repayment depending on prospective federal or state generic rulings with respect to reciprocal compensation for ISP traffic. The Company pays reciprocal compensation expense to other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

   As of December 31, 2001 and 2000, the Company had deferred recognition of $28.0 million and $41.0 million in reciprocal compensation revenue, respectively, for payments received pending disputes and agreements subject to future adjustments.

   Switched access is the connection between a long distance carrier's point of presence and an end user's premises provided through the switching facilities of a LEC. Historically, the Federal Communications Commission ("FCC") has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the competitive local exchange carriers' ("CLECs") access rates have been less regulated. However, the FCC released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC's. This order does not affect rates established by contracts between the Company and certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets and expects that there will be other legal challenges to the order filed in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 7%, 11%, and 12% of revenue for 2001, 2000, and 1999, respectively, excluding the effects of the recognition of $37.0 million, $27.3 million, and $7.6 million of non-recurring reciprocal compensation during 2001, 2000, and 1999, respectively. The Company expects that switched access revenue will continue to decline as a percentage of the Company's total revenue due to mandated or contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

                           TIME WARNER TELECOM INC.

 Significant Customers

   The Company has substantial business relationships with a few large customers, including the major long distance carriers. The Company's top 10 customers accounted for 47%, 48%, and 48% of the Company's consolidated revenue for 2001, 2000, and 1999, respectively. Excluding the impact of the recognition of no-recurring reciprocal compensation noted above, the Company's top 10 customers accounted for 44%, 45%, and 48% of the Company's consolidated revenue for 2001, 2000, and 1999, respectively. WorldCom Inc. accounted for 12% and 11% of the Company's total revenue, or $88.4 million and $55.0 million, in 2001 and 2000, respectively, and AT&T accounted for more than 10% of the Company's total revenue or $34.7 million, in 1999. However, a substantial portion of this revenue results from traffic that is directed to the Company by customers who have selected AT&T or WorldCom Inc. as their long distance provider.

 Segment Reporting

   The Company operates in 44 service areas, and the Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers the same services, has similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company's executives, allowing the 44 service areas to be aggregated, resulting in one reportable line of business.

 Earnings (Loss) Per Common Share and Potential Common Share

   The Company computes earnings (loss) per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures to present basic and diluted earnings per share ("EPS"). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

   Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

   The diluted loss per common share for the years ended December 31, 2001 and 1999 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. The diluted earnings per share for the year ended December 31, 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

   Options to purchase 14,370,000, 473,000, and 8,174,000 shares of the Company's Class A common stock outstanding at December 31, 2001, 2000, and 1999 were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

                           TIME WARNER TELECOM INC.

   Set forth below is a reconciliation of the basic and diluted earnings
(loss) per share for each period:

                                                   Years Ended December 31,
                                                   -------------------------
                                                     2001     2000    1999
                                                   --------  ------- -------
                                                    (amounts in thousands,
                                                       except per share
                                                           amounts)
   Net income (loss) for basic and diluted
    earnings (loss) per share..................... $(81,167)   1,216 (89,265)
                                                   ========  ======= =======
   Weighted-average number of shares--basic.......  113,730  105,391  95,898
   Dilutive effect of stock options...............       --    3,061      --
                                                   --------  ------- -------
   Weighted-average number of shares--diluted.....  113,730  108,452  95,898
                                                   ========  ======= =======
   Earnings (loss) per share:
     Basic........................................ $  (0.71)    0.01   (0.93)
                                                   ========  ======= =======
     Diluted...................................... $  (0.71)    0.01   (0.93)
                                                   ========  ======= =======

 Estimates

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

 Reclassifications

   Certain prior year amounts have been reclassified for comparability with the 2001 presentation.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 138, which was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133's hedge criteria are either offset through income or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial condition, results of operations, or cash flows because the Company does not own derivative instruments.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements are required to be adopted by the Company on January 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company does not believe the adoption of the statements will negatively impact its financial position, results of operations, and cash flows. Goodwill amortization expense aggregated $2.8 million, $3.2 million, and $2.0 million in 2001, 2000, and 1999, respectively.

                           TIME WARNER TELECOM INC.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. SFAS 144 is required to be adopted by the Company on January 1, 2002 and the Company does not believe the adoption of the standard will have a significant impact on its financial position, results of operations, and cash flows.

2. Acquisitions

   On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy for a contractual purchase price of $690 million. The $690 million included payments to GST or third parties on behalf of GST totaling approximately $662 million, the assumption of approximately $21 million in obligations to complete certain fiber networks and a liability to provide transitional services to GST of approximately $7 million. In addition to the $690 million contractual purchase price, the Company paid approximately $6 million in transaction expenses and assumed approximately $17 million in liabilities primarily related to capital leases. As a result of this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States. This transaction has been accounted for under the purchase method of accounting, and the deficiency of the purchase price compared to the fair market value of assets acquired has been allocated to the acquired fixed assets.

   The accounting for the GST asset acquisition is summarized as follows (amounts in thousands):

   Recorded value of fixed assets acquired............................ $683,784
   Receivables, prepaids, and other assets............................   28,271
   Deposit paid in 2000...............................................  (10,000)
   Assumed liabilities................................................  (50,366)
                                                                       --------
     Cash paid for acquisition in 2001................................ $651,689
                                                                       ========

   Since this acquisition is accounted for as a purchase, the results of operations are consolidated with the Company's results of operations from the acquisition date. Had this acquisition occurred on January 1, 2000, total revenue, net loss, and basic and diluted loss per common share for 2000 would have been approximately $601 million, $98 million, and $0.93, respectively. The pro forma results do not include any anticipated cost savings or other effects of the integration of the GST assets into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of Internet Connect, Inc., an ISP, for consideration consisting of $3.8 million of Class A limited liability interests in TWT LLC, approximately $3.5 million in net cash, and the assumption of $1.9 million in liabilities. At the time of the IPO, these Class A limited liability interests were converted into 307,550 shares of Class A common stock of the Company that were placed in escrow and are being released to the former Internet Connect, Inc. shareholders over a period of three years, beginning in April 2000. The transaction was accounted for under the purchase method of accounting and generated $6.9 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $690,000, $690,000, and $462,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

                           TIME WARNER TELECOM INC.

   During the second quarter of 1999, the Company acquired all of the outstanding common stock of MetroComm L.P. through the issuance of 2,190,308 shares of Class A common stock of the Company valued at $24.1 million, and the assumption of $20.1 million in liabilities. Through the acquisition of MetroComm L.P., the Company acquired the 50% interest of MetroComm L.P. not already owned by the Company. After the acquisition, the Company's Columbus, Ohio assets were transferred to MetroComm L.P. and all operations in Columbus, Ohio are now reported under the new entity. The transaction was accounted for under the purchase method of accounting and generated $18.8 million in goodwill, which is being amortized on a straight-line basis over a ten-year period. Amortization expense aggregated $1.9 million, $1.9 million, and $1.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

   The accounting for the two 1999 acquisitions is summarized as follows (amounts in thousands):

   Recorded value of assets acquired................................... $32,003
   Goodwill............................................................  25,746
   Elimination of investment in unconsolidated affiliate...............  (5,278)
   Assumed liabilities................................................. (22,042)
   Common stock issued in acquisitions................................. (27,864)
                                                                        -------
     Cash paid for acquisitions........................................ $ 2,565
                                                                        =======

   Since both 1999 acquisitions were accounted for as purchases, the results of operations of Internet Connect, Inc. and MetroComm L.P. have been consolidated with the Company's results of operations from their respective acquisition dates. Had both acquisitions occurred on January 1, 1999, revenue, net loss, and basic and diluted loss per common share would not have been materially different for 1999.

3. Restructure charge

   In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington and eliminating approximately 200 positions. In addition, the Company consolidated its offices in Houston into one facility. These decisions were made to create efficiencies in the Company's sales, billing, customer care, and network surveillance and maintenance processes and to reduce overhead by centralizing offices. The Company estimates that the restructuring will save between $10 million and $14 million in operating costs per year without materially impacting its revenues. The $6.8 million charge included the following:

  . $2.7 million in severance-related costs. Most of the 200 positions were eliminated during the fourth quarter of 2001 and the first quarter of 2002.

  . A $2.4 million non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represents the difference between the expected sales value of the facilities, which include a building, improvements, land, and furniture and fixtures, and their book value.

  . $0.6 million in operating costs related to the Vancouver facility to be sold. These costs represent the costs to operate and maintain the facility from the time it is vacated through the estimated sale date of December 31, 2002.

  . $0.6 million in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.

  .  $0.6 million in other costs related to the restructuring activities.

                           TIME WARNER TELECOM INC.

   The components of the restructure charge and the amounts paid and accrued as of December 31, 2001 are as follows:

                                                                     Accrued at
                                               Total   Paid   Non-  December 31,
                                               Charge in 2001 Cash      2001
                                               ------ ------- ----- ------------
                                                    (amounts in thousands)
   Employee severance......................... $2,670  1,138     --    1,532
   Facilities impairment......................  2,359     --  2,359       --
   Facility operating costs...................    601     68     --      533
   Contractual lease commitments..............    628     --     --      628
   Other restructure expenses.................    580    142     --      438
                                               ------  -----  -----    -----
                                               $6,838  1,348  2,359    3,131
                                               ======  =====  =====    =====

4. Marketable debt securities

   The Company's marketable debt securities portfolio includes shares of money market mutual funds and corporate and municipal debt securities. All of the Company's marketable debt securities are categorized as "held-to-maturity" and carried at amortized cost.

   Marketable debt securities at December 31, 2001 and 2000 were as follows:

                                                                  2001    2000
                                                                -------- ------
                                                                  (amounts in
                                                                  thousands)
   Cash equivalents:
     Shares of money market mutual funds....................... $ 93,323    204
     Corporate and municipal debt securities...................  268,220 68,652
                                                                -------- ------
       Total cash equivalents..................................  361,543 68,856
   Marketable debt securities--corporate and municipal debt....   18,454  3,496
                                                                -------- ------
       Total marketable debt securities........................ $379,997 72,352
                                                                ======== ======

   The estimated fair value of the marketable debt securities is not materially different from the amortized cost.

5. Long-Term Debt and Capital Lease Obligations

   Long-term debt and capital lease obligations are summarized as follows:

                                                                 December 31,
                                                              ------------------
                                                                 2001     2000
                                                              ---------- -------
                                                                 (amounts in
                                                                  thousands)
   9 3/4% Senior Notes....................................... $  400,000 400,000
   10 1/8% Senior Notes......................................    400,000      --
   Credit Facility...........................................    250,000 179,000
   Capital lease obligations.................................     13,368   6,107
                                                              ---------- -------
                                                              $1,063,368 585,107
                                                              ========== =======

   The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes") are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15, and began on January 15, 1999. Interest expense, including amortization of

                           TIME WARNER TELECOM INC.

deferred debt issue costs, relating to the 9 3/4% Senior Notes totaled approximately $40.2 million, $40.2 million, and $40.3 million for 2001, 2000, and 1999, respectively. At December 31, 2001, the fair market value of the $400 million of 9 3/4% Senior Notes was $314 million, based on market prices.

   The $400 million principal amount 10 1/8% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1, and began on August 1, 2001. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $39.0 million for 2001. At December 31, 2001, the fair market value of the $400 million of 10 1/8% Senior Notes was $318 million, based on market prices.

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

   On April 10, 2000, the Company executed a $475 million Senior Secured Revolving Credit Facility (the "Revolver"). In connection with the acquisition of GST assets and the Company's capital expenditure plans, the Company replaced the Revolver with an amended and restated senior secured credit facility (the "Credit Facility") providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of March 31, 2008. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST asset acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001, with the net proceeds from the Offering and a portion of the net proceeds from the sale of the Old Notes. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense for 2001. In December 2000, the Company was required to draw and hold in escrow $179 million of the Credit Facility until the closing of the GST asset acquisition at which time the draw increased to $250 million. Principal payments on the outstanding balance of $250 million will be $2.5 million per year from 2003 through 2007 with a final payment of $237.5 million due in March 2008. Interest expense on the $250 million drawn under the Credit Facility is computed utilizing a specific Eurodollar rate plus 4.0%, which totaled 6.1% as of December 31, 2001. Interest is payable at least quarterly. Interest expense relating to the $250 million draw, including amortization of deferred debt issue costs, was $22.2 million for 2001.

   At December 31, 2001, the undrawn available commitment under the Credit Facility was $750 million, consisting of $275 million in senior secured term loan facilities and the $475 million senior secured revolving facility. The undrawn $275 million of senior secured term loan facilities must be drawn by January 10, 2003, or it will expire. Amounts available under the $475 million revolving facility decrease to $451.3 million on December 31, 2004, $380.0 million on December 31, 2005, and $237.5 million on December 31, 2006 with a final maturity of December 31, 2007. The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $9.1 million for 2001 and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

                           TIME WARNER TELECOM INC.

transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the Credit Facility are subject to various covenants that limit the Company's ability to:

  .  borrow and incur liens on its property;

  .  pay dividends or make other distributions; and

  .  make capital expenditures.

   The Credit Facility also contains financial covenants, including a leverage ratio, an interest coverage ratio, and a debt service coverage ratio, as well as cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, including the 9 3/4% Senior Notes or the 10 1/8% Senior Notes.

6. Related Party Transactions

   In the normal course of business, the Company engages in various transactions with Time Warner Cable, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

   The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. Certain of the Company's networks have been constructed through the use of fiber capacity licensed from Time Warner Cable. Under this licensing arrangement, the Company paid Time Warner Cable $1.1 million, $2.2 million, and $16.8 million for 2001, 2000, and 1999, respectively. These costs have been capitalized by the Company and the related amortization expense totaled $13.4 million, $11.3 million, and $10.8 million for 2001, 2000, and 1999, respectively. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance, conduit rental, and pole rental costs, which totaled $2.8 million, $2.7 million, and $2.5 million for 2001, 2000, and 1999, respectively.

   The Company's operations, which in certain cases are co-located with Time Warner Cable's divisions, are allocated a charge for various services provided by the Time Warner Cable divisions. These costs are based on contracts with Time Warner Cable and aggregated approximately $1.7 million in 2001 and $1.6 million in each of 2000 and 1999.

   During the period from July 1, 1997 through July 14, 1998, all of the Company's financing requirements were funded with subordinated loans from Time Warner Inc., Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (the "Former Parent Companies"). These loans remained outstanding, accruing interest, through May 14, 1999. The loans bore interest (payable in kind) at Chase Manhattan Bank's prime rate, which was 7.75% from January 1, 1999 through the payoff of the loan in May 1999. Interest expense relating to these loans totaled approximately $5.1 million for 1999. On May 14, 1999, approximately $180 million of the proceeds from the IPO were used to repay the subordinated loans payable to the Former Parent Companies in full, including accrued interest.

   AOL Time Warner and related entities purchase telecommunications services from the Company. Revenue from these services aggregated $25.5 million, $11.2 million, and $3.6 million for 2001, 2000, and 1999, respectively.

                           TIME WARNER TELECOM INC.

7. Income Taxes

   On May 10, 1999, in conjunction with the Reconstitution, a one-time charge to earnings of $39.4 million was recorded to recognize the net deferred tax liability associated with the change from a limited liability company to a corporation, as all of the Company's tax operating losses prior to May 10, 1999 were absorbed by the holders of Class B common stock. The income tax expense (benefit) for 2001, 2000, and 1999 shown below includes the effect of the Reconstitution and the tax impact of operations from the date of the Reconstitution through December 31, 2001.

   Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                           2001     2000   1999
                                                         ---------  ----- ------
                                                         (amounts in thousands)
   Current:
     Federal............................................ $      --     --     --
     State..............................................     1,058  1,359     --
                                                         ---------  ----- ------
                                                             1,058  1,359     --
                                                         ---------  ----- ------
   Deferred:
     Federal............................................   (41,509) 2,579 23,873
     State..............................................    (7,805)   759  5,931
                                                         ---------  ----- ------
                                                          (49,314)  3,338 29,804
                                                         ---------  ----- ------
                                                         $(48,256)  4,697 29,804
                                                         =========  ===== ======

   Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2001, 2000, and 1999:

                                                          2001    2000  1999
                                                          -----   ----  -----
Federal statutory income tax expense (benefit)..........  (35.0)% 35.0% (35.0)%
State income tax expense (benefit), net of federal
 income tax expense (benefit)...........................   (3.4)  23.2   (2.1)
Effect of net operating losses incurred prior to the
 Reconstitution.........................................     --     --   18.5
Effect of the initial deferred tax liability recorded at
 the time of the Reconstitution.........................     --     --   66.4
Goodwill amortization...................................    0.8   18.2    0.9
Other...................................................    0.3    3.0    1.4
                                                          -----   ----  -----
    Income tax expense (benefit)........................  (37.3)% 79.4%  50.1%
                                                          =====   ====  =====

                           TIME WARNER TELECOM INC.

   The tax effects of temporary differences that give rise to significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                               2001     2000
                                                             --------  -------
                                                               (amounts in
                                                                thousands)
   Current deferred tax assets:
     Accrued liabilities.................................... $ 16,878    9,155
     Allowance for doubtful accounts........................   10,607    8,730
     Deferred revenue.......................................    7,664   16,486
     Other..................................................      421       47
                                                             --------  -------
       Current deferred tax assets..........................   35,570   34,418
                                                             ========  =======
   Non-current deferred tax assets (liabilities):
     Depreciation and amortization..........................  (89,508) (69,615)
     Unrealized gains.......................................      132   (4,364)
     Net operating loss carryforwards.......................  113,006   27,816
                                                             --------  -------
       Non-current deferred tax assets (liabilities), net...   23,630  (46,163)
                                                             --------  -------
     Net deferred tax assets (liabilities).................. $ 59,200  (11,745)
                                                             ========  =======

   At December 31, 2001, the Company had net operating loss carryforwards, for federal income tax purposes, of approximately $293.9 million. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2021.

   The Company has analyzed and will continue to analyze the sources and expected reversal periods of its deferred tax assets. The Company has also identified and analyzed tax planning strategies that can be employed to utilize net operating loss carryforwards. The Company believes that the tax benefits attributable to deductible temporary differences will be realized by recognition of future taxable amounts. The Company would employ tax planning strategies to avoid losing the benefit of any significant expiring net operating loss carryforward. The Company has determined that it is more likely than not that the net deferred tax asset will be realized and therefore, no valuation allowance has been recorded.

8. Option Plans--Common Stock and Stock Options

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

   During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded and is being amortized on a straight-line basis over the four-year vesting period. In 2001, 2000, and 1999, stock compensation expense of approximately $525,000, $525,000, and $88,000, respectively, was recorded for such options and has been reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

                           TIME WARNER TELECOM INC.

 Time Warner Telecom 2000 Employee Stock Plan

   The Company maintains an employee stock plan that reserved 12,000,000 shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company's Board of Directors. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options.

   During 2001, the Company granted restricted stock awards aggregating 275,000 shares to certain officers of the Company. Deferred compensation of $4.0 million was recorded and is being amortized on a straight-line basis over the four-year vesting period. In 2001, stock compensation expense of approximately $169,000 was recorded for such stock awards and is reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

 Valuation of the Time Warner Telecom 1998 Stock Option Plan and the Time Warner Telecom 2000 Employee Stock Plan

   The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

   Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.6%, 6.5%, and 6.5% in 2001, 2000, and 1999, respectively; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company's common stock of 0.93, 0.80, and
0.74 for 2001, 2000, and 1999, respectively; and a weighted-average expected life of the option of five years during each period.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The weighted-average fair value of options granted during 2001, 2000, and 1999 was $20.41, $39.83, and $19.98, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and pro forma net loss per share as if the Company had used the fair value accounting provisions of SFAS 123 would be a loss of $155.9 million, $42.3 million, and $103.1 million, and a loss per share of $1.37, $0.40, and $1.07 for the years ended December 31, 2001, 2000, and 1999, respectively.

                           TIME WARNER TELECOM INC.

   The table below summarizes the Company's stock option activity and related information for the years ended December 31, 2001, 2000, and 1999.

                                2001                 2000                 1999
                         -------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                       Avg                  Avg                 Avg
                                     Exercise             Exercise            Exercise
                          Options     Price    Options     Price    Options    Price
                         ----------  -------- ----------  -------- ---------  --------
Options outstanding at
 beginning of year...... 10,445,404   $34.03   8,174,057   $18.44  5,810,750   $12.00
Granted.................  5,670,525    27.77   3,822,111    60.26  2,950,750    29.90
Exercised...............   (946,723)   12.79  (1,079,719)   12.51   (309,849)   12.00
Forfeited...............   (799,420)   48.06    (471,045)   26.19   (277,594)   12.63
Options outstanding at
 end of year............ 14,369,786    32.16  10,445,404    34.03  8,174,057    18.44
Exercisable at end of
 year...................  4,409,544    27.38   2,304,582    12.66  1,784,036    12.00

   Exercise prices for options outstanding and exercisable as of December 31, 2001, are as follows:

                       Options Outstanding              Options Exercisable
               --------------------------------------  ------------------------
                Number of      Weighted                 Number of
               Outstanding        Avg       Weighted   Exercisable    Weighted
  Range of        as of        Remaining      Avg         as of         Avg
  Exercise     December 31,   Contractual   Exercise   December 31,   Exercise
   Prices          2001          Life        Price         2001        Price
  --------     ------------   -----------   --------   ------------   --------
$ 5.98-12.00     4,115,036       7.34        $10.94     2,563,416      $11.89
 12.17-14.72     2,545,435       9.75         14.67        59,330       14.00
 15.36-34.50     2,889,324       8.25         31.72       648,507       32.70
 35.75-61.00     3,457,730       8.69         56.95       971,415       58.21
 61.25-87.00     1,362,261       8.86         66.91       166,876       69.96
                ----------                              ---------
                14,369,786                              4,409,544
                ==========                              =========

9. Commitments and Contingencies

   The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

   At December 31, 2001, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

                                                                       Fixed
                                                  Capital Operating Maintenance
                                                  Leases   Leases   Obligations
                                                  ------- --------- -----------
                                                     (amounts in thousands)
Year ended December 31:
2002............................................. $ 6,031   27,078     4,101
2003.............................................   4,009   25,389     4,101
2004.............................................   3,192   22,706     4,101
2005.............................................   2,552   19,390     3,005
2006.............................................   2,301   16,491     3,005
Thereafter.......................................  11,222   89,817    53,041
                                                  -------  -------    ------
  Total minimum lease payments................... $29,307  200,871    71,354
                                                           =======    ======
    Less amount representing interest............  11,887
                                                  -------
    Present value of obligations under capital...  17,420
    Less current portion of obligations under
     capital leases..............................   4,052
                                                  -------
    Obligations under capital leases, excluding
     current portion............................. $13,368
                                                  =======

                           TIME WARNER TELECOM INC.

   As of December 31, 2001 and 2000, assets under capital lease obligations totaled $22.3 million and $10.5 million, respectively, with related accumulated depreciation of $6.3 million and $1.9 million, respectively. Depreciation expense related to assets under capital lease obligations totaled $4.4 million, $1.8 million, and $2.4 million in 2001, 2000, and 1999, respectively. The obligations under capital leases have been discounted at an imputed interest rate of 11.54%. Rental expense under operating leases aggregated $31.4 million, $17.5 million, and $9.4 million for 2001, 2000, and 1999, respectively.

   Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

10. Employee Benefit Plans

   Effective January 1, 1999, the Company adopted the "TWTC 401(k) by Time Warner Telecom" qualified retirement plan (the "401(k) Plan"). Employees who meet certain eligibility requirements may contribute up to 15% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company made a matching contribution of 100% of each employee's contribution up to a maximum of 5% of the employee's eligible compensation. Contributions to the 401(k) Plan aggregated $7.4 million, $4.4 million, and $3.3 million for 2001, 2000, and 1999, respectively.

   Effective January 1, 2000, the Company adopted the "Time Warner Telecom 2000 Qualified Stock Purchase Plan" (the "Stock Purchase Plan"). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company's Class A common stock at a 15% discount to fair market value. Stock purchases occur twice a year on January 1 and July 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 750,000 shares of the Company's Class A common stock to participants in the Stock Purchase Plan. For the year ended December 31, 2001 and 2000, the Company issued 100,085 and 90,937 shares of Class A common stock under the Stock Purchase Plan for net proceeds of $2.0 million and $4.0 million, respectively.

                           TIME WARNER TELECOM INC.

11. Quarterly Results of Operations (Unaudited)

   The following summarizes the Company's unaudited quarterly results of operations for 2001 and 2000:

                                                Three Months Ended
                                     ------------------------------------------
                                     March 31  June 30 September 30 December 31
                                     --------  ------- ------------ -----------
                                      (amounts in thousands, except per share
                                                     amounts)
Year Ended December 31, 2001
  Total revenue(1).................. $173,127  217,897   172,725      173,958
  Operating income (loss)...........  (18,823)  28,651   (14,969)     (24,941)
  Net income (loss).................  (28,707)   4,385   (24,323)     (32,522)
  Basic and diluted income (loss)
   per common share.................    (0.26)    0.04     (0.21)       (0.28)

Year Ended December 31, 2000
  Total revenue(1)..................  100,138  131,773   121,156      134,267
  Operating income..................    1,594   24,783     4,388        5,557
  Net income (loss).................   (2,860)   9,767    (2,325)      (3,366)
  Basic and diluted income (loss)
   per common share................. $  (0.03)    0.09     (0.02)       (0.03)

--------
(1) Total revenue for the quarters ended June 30, 2001, March 31, 2000, and June 30, 2000 include the recognition of non-recurring settlements of reciprocal compensation of $37.0 million, $3.9 million, and $23.4 million, respectively.

   The total net income (loss) per share for the 2001 and 2000 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

                            TIME WARNER TELECOM INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 2001, 2000, and 1999

                              Balance at Additions/Charges             Balance
                              Beginning    to Costs and                at End
                              Of Period      Expenses      Deductions of Period
                              ---------- ----------------- ---------- ---------
                                           (amounts in thousands)
For the Year ended December
 31, 2001:
  Allowance for doubtful
   accounts receivable.......  $17,610        26,744        (14,576)   29,778
                               =======        ======        =======    ======
For the Year ended December
 31, 2000:
  Allowance for doubtful
   accounts receivable.......    7,857        15,974         (6,221)   17,610
                               =======        ======        =======    ======
For the Year ended December
 31, 1999:
  Allowance for doubtful
   accounts receivable.......    2,692         6,735         (1,570)    7,857
                               =======        ======        =======    ======