Form 10-Q
period 2002-03-31
TIME WARNER TELECOM INC
filed 2002-05-13
CIK 1057758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2002

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


The number of shares outstanding of Time Warner Telecom Inc.'s common stock as of April 30, 2002 was:

     Time Warner Telecom Inc. Class A common stock  --  48,824,191 shares
     Time Warner Telecom Inc. Class B common stock  --  65,936,658 shares

                           TIME WARNER TELECOM INC.


                              INDEX TO FORM 10-Q
                              ------------------


                                                                                    Page
                                                                                    ----
Part I.  Financial Information
         ---------------------

     Item 1.  FINANCIAL STATEMENTS:
              ---------------------

              Consolidated and Condensed Balance Sheets at March 31, 2002
              and December 31, 2001                                                   1

              Consolidated Statements of Operations for the three months
              ended March 31, 2002 and 2001                                           2

              Consolidated Statements of Cash Flows for the three months
              ended March 31, 2002 and 2001                                           3

              Consolidated Statement of Changes in Stockholders' Equity
              for the three months ended March 31, 2002                               4

              Notes to Consolidated and Condensed Financial Statements                5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk             24


Part II. Other Information
         -----------------

     Item 1.  Legal Proceedings                                                      25

     Item 6.  Exhibits and Reports on Form 8-K                                       25

                           TIME WARNER TELECOM INC.

                   CONSOLIDATED AND CONDENSED BALANCE SHEETS

                                                                                         March 31,          December 31,
                                                                                           2002                2001
                                                                                    ------------------    ----------------
                                                                                        (unaudited)
                                                                                  (amounts in thousands, except share amounts)
                                         ASSETS
Current assets:
     Cash and cash equivalents.....................................................  $    305,640             365,600
     Marketable debt securities....................................................         9,492              18,454
     Receivables, less allowances of $32,555 and $29,778, respectively ............        78,820              78,431
     Prepaid expenses..............................................................         4,346               3,305
     Deferred income taxes.........................................................        34,761              35,570
                                                                                     ------------        ------------
          Total current assets.....................................................       433,059             501,360
                                                                                     ------------        ------------

Property, plant and equipment......................................................     2,323,115           2,286,278
     Less accumulated depreciation.................................................      (532,348)           (475,182)
                                                                                     ------------        ------------
                                                                                        1,790,767           1,811,096
                                                                                     ------------        ------------

Deferred income taxes..............................................................        24,749              23,630
Goodwill, net of accumulated amortization..........................................        26,773              26,773
Intangible and other assets, net of accumulated amortization (notes 1 and 2).......        34,119              36,095
                                                                                     ------------        ------------

          Total assets.............................................................  $  2,309,467           2,398,954
                                                                                     ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable..............................................................  $     61,629              79,429
     Deferred revenue..............................................................        52,077              47,528
     Other current liabilities.....................................................       227,434             259,916
                                                                                     ------------        ------------
           Total current liabilities...............................................       341,140             386,873
                                                                                     ------------        ------------

Long-term debt and capital lease obligations (note 3)..............................     1,062,686           1,063,368

Stockholders' equity (note 1):
     Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
         shares issued and outstanding.............................................             -                   -
     Class A common stock, $0.01 par value, 277,300,000 shares authorized,
       48,799,191 and 48,789,111 shares issued and outstanding in 2002
       and 2001, respectively......................................................           488                 488
     Class B common stock, $0.01 par value, 162,500,000 shares authorized,
       65,936,658 shares issued and outstanding in 2002 and 2001...................           659                 659
     Additional paid-in capital....................................................     1,166,348           1,165,804
     Accumulated other comprehensive loss, net of taxes............................          (693)               (206)
     Accumulated deficit...........................................................      (261,161)           (218,032)
                                                                                     ------------        ------------

          Total stockholders' equity...............................................       905,641             948,713
                                                                                     ------------        ------------

          Total liabilities and stockholders' equity...............................  $  2,309,467           2,398,954
                                                                                     ============        ============

                           See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                           2002               2001
                                                                        ---------          ---------
                                                              (amounts in thousands, except per share amounts)
Revenue (a):
      Dedicated transport services...........................           $  94,786             96,936
      Switched services......................................              36,745             36,898
      Data and Internet services.............................              20,424             15,271
      Intercarrier compensation..............................              16,764             24,022
                                                                        ---------           --------
           Total revenue.....................................             168,719            173,127
                                                                        ---------           --------

Costs and expenses (a):
      Operating..............................................              73,355             78,705
      Selling, general, and administrative...................              56,731             60,570
      Depreciation and amortization..........................              57,334             52,675
                                                                        ---------           --------
           Total costs and expenses..........................             187,420            191,950
                                                                        ---------           --------

Operating loss...............................................             (18,701)           (18,823)

Interest expense.............................................             (25,755)           (34,736)
Interest income..............................................               1,477              6,660
                                                                        ---------           --------

Net loss before income taxes.................................             (42,979)           (46,899)
                                                                        ---------           --------

Income tax expense (benefit).................................                 150            (18,192)
                                                                        ---------           --------

Net loss.....................................................           $ (43,129)           (28,707)
                                                                        =========           ========

Basic and diluted loss per share                                        $   (0.38)             (0.26)
                                                                        =========           ========

Weighted average shares outstanding                                       114,735            111,813
                                                                        =========           ========

(a) Includes revenue and expenses resulting from transactions with affiliates (note 4):

             Revenue.........................................           $   8,567              5,040
                                                                        =========           ========
             Operating.......................................           $     740                679
                                                                        =========           ========
             Selling, general, and administrative............           $     390                384
                                                                        =========           ========
             Depreciation and amortization...................           $   3,615              3,025
                                                                        =========           ========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                   ---------------------------
                                                                                                       2002            2001
                                                                                                   -----------     -----------
                                                                                                     (amounts in thousands)
Cash flows from operating activities:
   Net loss...................................................................................     $ (43,129)         (28,707)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization...........................................................        57,334           52,675
      Impairment of deferred debt issue costs.................................................             -            5,814
      Stock-based compensation expense........................................................           421              131
      Amortization of deferred debt issue costs...............................................         1,147            1,014
      Deferred income tax expense (benefit)...................................................             -          (18,416)
      Changes in operating assets and liabilities, net of the effect of an acquisition:
         Receivables and prepaid expenses.....................................................        (1,429)           9,797
         Accounts payable, deferred revenue and other current liabilities.....................       (44,010)          17,833
         Accrued reorganization...............................................................        (1,726)               -
                                                                                                   ---------       ----------
            Net cash provided by (used in) operating activities...............................       (31,392)          40,141
                                                                                                   ---------       ----------
Cash flows from investing activities:
   Capital expenditures.......................................................................       (36,870)         (95,608)
   Cash paid for an acquisition...............................................................             -         (651,689)
   Purchases of marketable securities.........................................................        (2,538)         (36,766)
   Proceeds from maturities of marketable securities..........................................        11,500            3,500
   Other investing activities.................................................................             -            1,074
                                                                                                   ---------       ----------
           Net cash used in investing activities..............................................       (27,908)        (779,489)
                                                                                                   ---------       ----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock.................................................             -          532,178
   Net proceeds from issuance of debt.........................................................             -        1,159,582
   Repayments of debt.........................................................................             -         (700,000)
   Net proceeds from issuance of common stock upon exercise of stock options..................           123            9,691
   Payment of capital lease obligations.......................................................          (783)            (871)
   Deferred debt issue costs, net.............................................................             -            1,078
                                                                                                   ---------       ----------
           Net cash provided by (used in) financing activities................................          (660)       1,001,658
                                                                                                   ---------       ----------

           Increase (decrease) in cash, cash equivalents, and cash held in escrow.............       (59,960)         262,310

           Cash, cash equivalents, and cash held in escrow at beginning of period.............       365,600          250,739
                                                                                                   ---------       ----------

           Cash and cash equivalents at end of period.........................................     $ 305,640          513,049
                                                                                                   =========        =========

Supplemental disclosures of cash flow information:
          Cash paid for interest..............................................................     $  44,021           29,852
                                                                                                   =========        =========

          Tax benefit related to exercise of non-qualified stock options......................     $      --           17,513
                                                                                                   =========        =========

          Cash paid for income taxes..........................................................     $     226               75
                                                                                                   =========        =========

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 2002
                                  (Unaudited)

                                                                                           Accumulated
                                                       Common Stock                           other
                                              Class A             Class B     Additional  comprehensive                    Total
                                        ----------------- ------------------    paid-in        loss,     Accumulated   stockholders'
                                         Shares    Amount  Shares     Amount    capital    net of taxes    deficit        equity
                                        --------  ------- --------   -------  ----------  -------------  -----------   ------------
                                                                        (amounts in thousands)
Balance at January 1, 2002............    48,789  $   488   65,937   $   659   1,165,804           (206)    (218,032)       948,713

 Change in unrealized holding loss for
  available-for-sale security, net
  of taxes............................        --       --       --        --          --           (487)          --           (487)

 Net loss.............................        --       --       --        --          --             --      (43,129)       (43,129)

 Shares issued for cash in connection
  with the exercise of stock options..        10       --       --        --         123             --           --            123

 Stock-based compensation.............        --       --       --        --         421             --           --            421
                                        --------  ------- --------   -------  ----------  -------------  -----------   ------------

Balance at March 31, 2002.............    48,799  $   488   65,937   $   659   1,166,348           (693)    (261,161)       905,641
                                        ========  ======= ========   =======  ==========  =============  ===========   ============

                            See accompanying notes.

                           TIME WARNER TELECOM INC.

           NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS


                                March 31, 2002
                                  (unaudited)

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

          The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of AOL Time Warner Inc. ("AOL Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2002, the Class B Stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

     Basis Of Presentation

          The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

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

     Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest ("subsidiaries"). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with AOL Time Warner are disclosed as related party transactions.

     Investments

          Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive loss in stockholders' equity. Other equity investments which are not considered marketable securities and in which ownership interest is less than 20% are generally

                           TIME WARNER TELECOM INC.

     carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

          At March 31, 2002, the fair value of the Company's available-for-sale security totaled $1.0 million. The unrealized holding loss on this marketable equity security is reported as accumulated other comprehensive loss, net of taxes, in the accompanying consolidated financial statements. As of March 31, 2002, the aggregate unrealized holding loss on this security was $693,000, net of taxes. The change in unrealized holding gain
     (loss) for the available-for-sale security, net of taxes, was $(487,000) and $(1.7) million for the three months ended March 31, 2002 and 2001, respectively.

     Revenue

          The Company's revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company's customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers ("ISPs"), wireless communications companies, incumbent local exchange carriers ("ILECs"), and governmental entities.

          Revenue for dedicated transport, data, Internet, and the majority of switched services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access, a component of intercarrier compensation, and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned.

          Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers ("LECs") for local exchange traffic originated by other LECs and terminated on the Company's facilities. Reciprocal compensation represented 5% and 6% of revenue for the three months ended March 31, 2002 and 2001, respectively. The Company recognizes reciprocal compensation revenue primarily on a cash basis, except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission ("FCC") ruling on reciprocal compensation for ISP-bound traffic reduced rates in 2001 and early 2002 and will further reduce rates in June 2003. The ruling also capped the number of minutes for which ISP-bound traffic can be compensated. In some cases, the Company's contractual right to receive reciprocal compensation for traffic terminated to its ISP customers was dependent on the outcome of regulatory proceedings addressing reciprocal compensation. The impact of the FCC's ruling on the payment of reciprocal compensation under some of those agreements is still in dispute with certain ILECs. As of March 31, 2002, the Company had deferred recognition of $29.4 million in reciprocal compensation revenue for payments in dispute that may be subject to adjustment based on regulatory rulings or contractual negotiations. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC's facilities. These costs are recognized as incurred.

          Switched access is an element of intercarrier compensation that represents the connection between a long distance carrier's point of presence and an end-user's premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of competitive local exchange carriers ("CLECs") have been less regulated. However, the FCC released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the ILEC's. This order does not affect rates subject to contracts that the Company has entered

                           TIME WARNER TELECOM INC.

     into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other CLECs have appealed the order in federal appeals court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 6% and 8% of total revenue for the three months ended March 31, 2002 and 2001, respectively. The Company expects that switched access revenue will continue to decline as a percentage of the Company's total revenue due to mandated or contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources.

     Segment Reporting

          As of March 31, 2002, the Company operated in 44 service areas. The Company's management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company's executives, allowing the 44 service areas to be aggregated, resulting in one reportable line of business.

     Loss Per Common Share and Potential Common Share

          Basic loss per share for all periods presented herein was computed by dividing the net loss by the weighted average shares outstanding for the period.

          The diluted loss per common share for the three months ended March 31, 2002 and 2001 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

          Set forth below is a reconciliation of the basic and diluted loss per share for each period:

                                                                     Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                   2002             2001
                                                                ----------      ------------
                                                                  (amounts in thousands,
                                                                 except per share amounts)
           Net loss for basic and diluted loss per share         $(43,129)           (28,707)
                                                                =========       ============

           Weighted-average number of shares-basic                114,735            111,813

           Dilutive effect of stock options                             -                  -
                                                                ---------       ------------

           Weighted-average number of shares-diluted              114,735            111,813
                                                                =========       ============

           Loss per share:
                Basic                                            $  (0.38)             (0.26)
                                                                =========       ============
                Diluted                                             (0.38)             (0.26)
                                                                =========       ============

                           TIME WARNER TELECOM INC.

     Reclassifications

          Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

     Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002. The adoption of the statements did not negatively impact the Company's financial position, results of operations, or cash flows. Had these statements been in effect on January 1, 2001, the Company would not have recorded approximately $424,000 in amortization expense, net of tax, during the three months ended March 31, 2001, and net loss and basic and diluted loss per share would have been $28.3 million and $0.25, respectively.

          In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. SFAS 144 was adopted by the Company on January 1, 2002 and has not had a significant impact on its financial position, results of operations, or cash flows.

2.   Acquisition

          On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST Telecommunications, Inc. ("GST") out of bankruptcy for a contractual purchase price of $690 million. The $690 million included payments to GST or third parties on behalf of GST totaling approximately $662 million, the assumption of approximately $21 million in obligations to complete certain fiber networks and a liability to provide transitional services to GST of approximately $7 million. In addition to the $690 million contractual purchase price, the Company paid approximately $6 million in transaction expenses and assumed approximately $17 million in liabilities primarily related to capital leases. As a result of this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States. This transaction has been accounted for under the purchase method of accounting, and the excess of the fair market value of the acquired assets over the purchase price has been allocated to the acquired fixed assets.

          The accounting for the GST asset acquisition is summarized as follows (amounts in thousands):

          Recorded value of fixed assets acquired         $  683,784
          Receivables, prepaids, and other assets             28,271
          Deposit paid in 2000                               (10,000)
          Assumed liabilities                                (50,366)
                                                          ----------

            Cash paid for acquisition in 2001             $  651,689
                                                          ==========

                           TIME WARNER TELECOM INC.

3.   Long-Term Debt and Capital Lease Obligations

          Long-term debt and capital lease obligations are summarized as follows:

                                               March 31,      December 31,
                                                 2002             2001
                                              ----------      ------------
                                                 (amounts in thousands)

          9 3/4% Senior Notes                 $  400,000          400,000
          10 1/8% Senior Notes                   400,000          400,000
          Credit Facility                        250,000          250,000
          Capital lease obligations               12,686           13,368
                                              ----------        ---------
                                              $1,062,686        1,063,368
                                              ==========        =========

          The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes") are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes totaled approximately $10.1 million in each of the three month periods ended March 31, 2002 and 2001. At March 31, 2002, the fair market value of the $400 million of 9 3/4% Senior Notes was $272 million, based on market prices.

          The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the "10 1/8% Senior Notes") are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $10.4 million and $7.7 million for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, the fair market value of the $400 million of 10 1/8% Senior Notes was $270 million, based on market prices.

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

          In connection with the acquisition of GST assets and the Company's capital expenditure plans, the Company entered into an amended and restated senior secured credit facility (the "Credit Facility") providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of March 31, 2008. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST asset acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense for 2001. In December 2000, the Company was required to draw and hold in escrow $179 million of the Credit Facility until the closing of the GST asset acquisition at which time the draw increased to $250 million. Principal payments on the outstanding balance of $250 million will be $2.5 million per year from 2003 through 2007 with a final payment of $237.5 million due in March 2008. Interest expense on the $250 million drawn under the Credit Facility is computed utilizing a specific Eurodollar rate plus 4.0%, which totaled 5.9% as of March 31, 2002. Interest is payable at least quarterly. Interest expense relating to the $250 million draw, including amortization of deferred debt issue costs, was $3.9 million and $6.3 million for the three months ended March 31, 2002 and 2001, respectively.

                           TIME WARNER TELECOM INC.

          At March 31, 2002, the undrawn available commitment under the Credit Facility was $750 million, consisting of $275 million in senior secured term loan facilities and the $475 million senior secured revolving facility. The undrawn $275 million of senior secured term loan facilities must be drawn by January 10, 2003, or it will expire. Amounts available under the $475 million revolving facility decrease to $451.3 million on December 31, 2004, $380.0 million on December 31, 2005, and $237.5 million on December 31, 2006 with a final maturity of December 31, 2007. The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $1.9 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

4.   Related Party Transactions

          In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, generally on negotiated terms among the affected units that, in management's opinion, result in reasonable allocations.

          The Company benefits from its strategic relationship with Time Warner Cable both through access to local right-of-way and construction cost-sharing. Twenty-three of the Company's 44 markets have been constructed primarily through the use of fiber capacity licensed from Time Warner Cable. Under this licensing arrangement, the Company paid Time Warner Cable $354,000 and $263,000 for the three months ended March 31, 2002 and 2001, respectively. These costs have been capitalized by the Company. Amortization expense for fiber capitalized under the licensing arrangement with Time Warner Cable was $3.6 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively, and has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole rental costs, which aggregated $740,000 and $679,000 for the three months ended March 31, 2002 and 2001, respectively.

          The Company's operations, which in certain cases are co-located with Time Warner Cable's divisions, are allocated a charge for various overhead expenses for services provided by these divisions. The Company is also allocated rent based on the square footage of space occupied by the Company at Time Warner Cable's facilities. These costs are based on contracts with Time Warner

                           TIME WARNER TELECOM INC.

     Cable. These charges aggregated $390,000 and $384,000 for the three months ended March 31, 2002 and 2001, respectively.

          AOL Time Warner and related entities also purchase services from the Company. Revenue aggregated $8.6 million and $5.0 million for the three months ended March 31, 2002 and 2001, respectively.

5.   Restructure Charge

          In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington and eliminating approximately 200 positions. In addition, the Company consolidated its offices in Houston, Texas into one facility. These decisions were made to create efficiencies in the Company's sales, billing, customer care, and network surveillance and maintenance processes and to reduce overhead by centralizing offices. The Company estimates that the restructuring will save between $10 million and $14 million in operating costs per year without materially impacting its revenues. The $6.8 million charge included the following:

     . $2.7 million in severance-related costs. As of March 31, 2002, substantially all of the 200 positions have been eliminated.
     . $2.4 million in a non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represents the difference between the estimated sales value of the facilities as compared to net book value.
     . $0.6 million in operating costs related to the Vancouver facility to be sold. These costs represent the costs to operate and maintain the facility from the time it is vacated through the estimated sale date of December 31, 2002.
     . $0.6 million in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.
     . $0.6 million in other costs related to the restructuring activities.

     The components of the restructure charge and the amounts paid and accrued as of March 31, 2002 are as follows:

                                                                    Accrued at                Accrued at
                                    Total      Paid in      Non    December 31.     Paid in    March 31.
                                    Charge      2001        Cash       2001           2002        2002
                                    -------     ----        ----       ----          -----        ----
                                                         (amounts in thousands)

      Employee severance             $2,670     1,138          --      1,532         1,473          59
      Facilities impairment           2,359        --       2,359         --            --          --
      Facility operating costs          601        68          --        533           117         416
      Contractual lease commitments     628        --          --        628           120         508
      Other restructure expenses        580       142          --        438            16         422
                                     ------     -----      ------      -----         -----       -----
                                     $6,838     1,348       2,359      3,131         1,726       1,405
                                     ------     -----      ------      -----         -----       -----

6.   Commitments and Contingencies

          Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

          Management routinely reviews the Company's exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities, and actual results could vary from the estimates.

                            TIME WARNER TELECOM INC.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. (the "Company") and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of Time Warner Telecom Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

Cautions Concerning Forward Looking Statements

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

     The words "believe," "plan," "target," "expect," "intends," and "anticipate," and expressions of similar substance identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     The Company is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services. As of March 31, 2002, the Company served customers in 44 metropolitan markets in the United States.

     Time Warner Cable (now a unit of AOL Time Warner Inc.) began the Company's business in 1993. Since 1997, the Company's business has changed substantially with an exclusive focus on business customers, including carriers and governmental entities, and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

     In July 1998, the Company was reorganized into a limited liability company called Time Warner Telecom LLC ("TWT LLC") and conducted an offering of $400 million principal amount of 9 3/4% Senior Notes due July 2008 (the "9 3/4% Senior Notes"). In the transaction, Time Warner Inc. (now wholly owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now wholly owned by AT&T Corp.), and Advance/Newhouse Partnership, either directly or through subsidiaries, became the owners of all of the limited liability company interest in TWT LLC.

     In May 1999, in preparation for the Company's initial public offering ("IPO"), TWT LLC was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. The outstanding limited liability company interests were converted into common stock of the newly formed corporation, Time Warner Telecom Inc. In May 1999, the Company completed its IPO of 20,700,000 shares of Class A common stock at a price of $14 per share.

                           TIME WARNER TELECOM INC.

     The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc., a wholly owned subsidiary of AOL Time Warner Inc. ("AOL Time Warner"), Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2002, the Class B Stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

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

     On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST out of bankruptcy. See "Acquisition" below. Additionally, during 2001 the Company activated networks in Chicago, Illinois; Atlanta, Georgia; Minneapolis, Minnesota; Denver, Colorado; and Columbia, South Carolina. As of March 31, 2002, the Company's networks spanned 16,926 route miles, contained 764,542 fiber miles in 21 states, and offered service to 10,915 buildings served either entirely by the Company's facilities ("on-net") or through the use of facilities of another carrier to provide a portion of the link ("off-net"). The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. The Company is also selectively interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities and has launched on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

     The Company plans to continue expanding its revenue base by utilizing available network capacity in its existing markets, by servicing additional buildings in existing markets, and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its service offerings on a continuous basis to achieve a diverse revenue base. The Company's goal is to deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an Internet protocol ("IP") and local area network infrastructure are becoming commercially viable, the Company is integrating these technologies into its infrastructure. There is no assurance that the Company will bring any or all of these services to market successfully or profitably.

     In light of the current economic conditions and the weakness in the carrier sector, the Company is also seeking to broaden its revenue base by an increased focus on end user (non-carrier) customers. However, despite carrier bankruptcies and business contractions, carrier customers remain an important part of the Company's business and the Company is refocusing sales resources to serve its established carrier customers.

                           TIME WARNER TELECOM INC.

     As part of the process of diversifying its revenue base, the Company is targeting the expansion of data and Internet services offered on the Company's existing network. The Company's revenue from data and Internet services for the three months ended March 31, 2002 grew 33.7% over the comparable period in 2001 and represented 12.1% of the Company's total revenue for the three months ended March 31, 2002. The Company expects an increasing portion of its future revenue to be contributed by data and Internet services.

     Due to the impact of a slowing economy, which has resulted in customers going out of business, filing bankruptcies, or looking for opportunities to cut costs, during the past year the Company has experienced an acceleration of customers disconnecting services that has resulted in downward pressure on revenue performance. In addition, retail customers are taking longer to make buying decisions, lengthening the sales cycle. During the three months ended March 31, 2002, the Company lost monthly recurring revenue of approximately $3.0 million due to customer disconnects and bankruptcies. Although this is an improvement over the $4.2 million in monthly recurring revenue lost to disconnects during the fourth quarter of 2001, management believes that this improvement may be temporary and disconnects could return to levels experienced in previous quarters. Approximately 4% of the Company's monthly recurring revenue at March 31, 2002 was represented by customers that had filed bankruptcy proceedings. The Company cannot predict how much of that revenue will be lost to disconnections. In addition, the Company anticipates further disconnections by other customers due to network optimization, continued cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties. There is no assurance that the Company will be able to replace revenue lost to customer disconnections.

     Factors that could negatively impact the Company's margins in a slowing economy include below-cost pricing by some competitors to increase short-term revenue and competitive pressure on long distance rates. In addition, pricing pressure from long haul providers could impact pricing of inter-city point-to-point services, and the Company has seen intense price competition in common POP (point of presence) to POP locations in central business districts in certain cities.

     While bankruptcies in the telecommunications and Internet service provider ("ISP") sectors present a threat to revenue growth, the contraction in the number of providers may benefit the Company if their customers seek to purchase services from the Company. There is no assurance that the Company will realize any benefits from the downturn in these sectors or that the Company will not continue to be adversely affected by conditions in its market sectors or the economy in general.

     Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers ("LECs") for local exchange traffic originated on another LEC's facilities and terminated on the Company's facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. Several of the Company's significant agreements expired in 2001 and have been renegotiated. In most of the states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company's expired agreements. As a result, the rates under the new agreements, while reasonable in light of the regulatory environment, are lower than the rates under the expired agreements. In addition, a 2001 Federal Communications Commission ("FCC") ruling on reciprocal compensation for ISP-bound traffic reduced rates in 2001 and early 2002 and will further reduce rates in June 2003. The ruling also capped the number of minutes for which ISP-bound traffic can be compensated and eliminates reciprocal compensation for ISP-bound traffic as carriers enter new markets after the date of the order. The Company and several other CLECs filed legal challenges to the FCC's order in federal court. The United States Court of Appeals for the D.C. Circuit ruled in May 2002 that the FCC's stated statutory basis for the reciprocal compensation order was precluded and remanded the matter to the FCC for further action. However, the court did not vacate the FCC's order. As a result, the order remains effective pending further FCC action. The outcome of the remand is uncertain. Reciprocal compensation represented 5% of revenue, for the three months ended March 31, 2002 and 6% for the comparable period in 2001.

     Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier's POP and an end user's premises provided through the Company's switching facilities. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers ("ILECs"), while the access rates of competitive local exchange carriers ("CLECs") have

                           TIME WARNER TELECOM INC.

been less regulated. The FCC released an order effective in June 2001 that subjects CLECs' interstate switched access charges to regulation. Effective with that order, the Company's rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC's. This order does not affect rates pursuant to contracts between the Company and certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other carriers have challenged the order in federal appeals court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service in 2001 and will result in further reductions in June 2002 and June 2003. In addition, the Company has contracts with certain carriers that have access rate reductions in relationship to volume commitments. There is no assurance that the Company will be able to compensate for reductions in switched access revenue resulting from rate reductions with revenue from other sources. Switched access revenue represented 6% and 8% of total revenue during the three months ended March 31, 2002 and 2001, respectively.

     The Company benefits from its strategic relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. In the normal course of business, the Company engages in various transactions with AOL Time Warner Inc. and its affiliates, generally on negotiated terms among the affected units that, in management's view, result in reasonable arms-length terms. The Company entered into several contracts with these affiliates with respect to certain of these transactions. The Company's revenue includes services provided to AOL Time Warner Inc. and its affiliates. Revenue from these services was $8.6 million and $5.0 million for the three months ended March 31, 2002 and 2001, respectively. The Company's selling, general, and administrative expenses include charges from affiliates of AOL Time Warner Inc. for office rent and overhead charges for limited administrative functions they perform for the Company. In addition, the Company has constructed 23 of its 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable under prepaid right-to-use agreements. The Company reimburses Time Warner Cable for facility maintenance and pole rental costs on an ongoing basis. The cost of fiber under the license agreements is capitalized and included in property, plant, and equipment and amortized over the useful life to depreciation and amortization expense. The maintenance and pole rental costs are included in the Company's operating expenses. The Company believes that as a result of certain recent regulatory decisions regarding the pole rental rates that Time Warner Cable passes through to the Company, there is a risk that the Company's expenses for these items could increase over time. The Company also benefits from discounts available to AOL Time Warner Inc. and its affiliates by aggregating its purchases of certain goods and services with those of AOL Time Warner Inc., including long distance services, car rental services, overnight delivery services, and wireless usage.

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

     A portion of the purchase price paid by the Company was deposited in various escrow accounts established to discharge certain liabilities that were contingent or undetermined at the closing date, including certain tax liabilities arising prior to closing or in connection with the transaction, and to provide for the completion of certain fiber routes that were delayed prior to closing. Some of these escrow accounts have been closed out, but others, including the tax escrow account, remain outstanding pending the resolution of certain proceedings between GST and taxing authorities.

                           TIME WARNER TELECOM INC.

     The Company has completed the integration of the GST assets with the exception of certain back office systems and network operations that the Company expects to complete by year-end 2002. The Company activated a regional fiber network covering approximately 4,100 miles that was under construction at the time of the GST asset acquisition and has begun expanding the metropolitan networks in several of the acquired markets.

     The Company's acquisition of the GST assets increased its geographic presence, expanded its service offerings, and enlarged the capacity of its networks. This transaction is considerably larger than the transactions the Company has completed in the past and therefore presents greater risks. The Company completed the acquisition with the expectation that the asset purchase would result in certain efficiencies. Achieving the benefits of the asset purchase will depend upon the successful completion of the integration of the assets into the Company's business and the generation of new revenue from the acquired markets. The networks purchased in some of the markets are less extensive than those in many of the Company's previously existing markets. There is no assurance that the Company will be successful in fully integrating the acquired GST assets into its current businesses or that significant additional revenue from those assets will be generated.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and complexity, and are therefore considered critical.

     Revenue Recognition. Revenue for dedicated transport, data, Internet, and the majority of switched services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access, a component of intercarrier compensation, and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned.

     Reciprocal compensation, a component of intercarrier compensation revenue, is based on contracts between the Company and other LECs. The Company recognizes reciprocal compensation revenue primarily on a cash basis, except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. As of March 31, 2002, the Company had deferred recognition of $29.4 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. As a result of a settlement of a dispute regarding reciprocal compensation, the Company expects to recognize approximately $14 million of deferred revenue in the second quarter of 2002. The Company pays reciprocal compensation expense to other LECs for local exchange traffic it terminates on the LECs' facilities. These costs are recognized as incurred.

     Receivables. The Company does not require significant collateral for services provided to customers. However, the Company performs ongoing credit evaluations of its customers' financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all accounts receivable. If the financial condition of our customers deteriorates, additional allowances may be required. The allowance for doubtful accounts was $32.6 million and $29.8 million at March 31, 2002 and December 31, 2001, respectively.

     Impairment of Long-Lived Assets. The Company periodically reviews the carrying amounts of property, plant, and equipment and intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, management analyzes the budgeted undiscounted cash flows associated with its property, plant, and equipment and intangible assets. Considerable management judgment is necessary to complete this analysis. Although management believes these estimates to be reasonable, actual results could vary significantly from these estimates. Variances in results could result in changes to the carrying value of the Company's assets including, but not limited to,

                           TIME WARNER TELECOM INC.

recording an impairment for some of these assets in future periods. For the three months ended March 31, 2001, the Company recorded a $9.6 million impairment of certain non-revenue generating assets.

     Deferred Taxes. As of March 31, 2002, the Company has recorded a net deferred tax asset of $59.5 million, net of a valuation allowance of $16.4 million that the Company established in the first quarter of 2002. The Company believes that it will realize the full value of this asset through taxable income in future periods. To the extent that such assets are not realized through future taxable amounts, the Company would employ tax planning strategies to avoid losing the benefits of such assets. The $59.5 million in net deferred tax assets represents the Company's best estimate of the asset that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire. The Company's treatment of its deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

Results of Operations

     The following table sets forth certain data from the Company's consolidated unaudited financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

                           TIME WARNER TELECOM INC.

                                                                   Three Months Ended March 31,
                                                         ------------------------------------------------
                                                                 2002                       2001
                                                         ---------------------      ---------------------
                                                         (amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
  Dedicated transport services                           $  94,786          56 %        96,936         56 %
  Switched services                                         36,745          22          36,898         21
  Data and Internet services                                20,424          12          15,271          9
  Intercarrier compensation                                 16,764          10          24,022         14
                                                         ---------     -------      ----------    -------
                                                           168,719         100         173,127        100
                                                         ---------     -------      ----------    -------
Costs and expenses (2):
  Operating                                                 73,355          43          78,705         46
  Selling, general and administrative                       56,731          34          60,570         35
  Depreciation and amortization                             57,334          34          52,675         30
                                                         ---------     -------      ----------    -------
    Total costs and expenses                               187,420         111         191,950        111
                                                         ---------     -------      ----------    -------

Operating loss                                             (18,701)        (11)        (18,823)       (11)

Interest expense                                           (25,755)        (15)        (34,736)       (20)
Interest income                                              1,477           1           6,660          4
                                                         ---------     -------      ----------    -------

Net loss before income taxes                               (42,979)        (25)        (46,899)       (27)

Income tax expense (benefit)                                   150           0         (18,192)       (10)
                                                         ---------     -------      ----------    -------

Net loss                                                 $ (43,129)        (26)%       (28,707)       (17)%
                                                         =========     =======      ==========    =======

Basic and diluted loss per share                         $   (0.38)                      (0.26)

Weighted average shares outstanding:
     Basic                                                 114,735                     111,813
     Diluted                                               114,735                     111,813

EBITDA  (1)(2)(3)                                        $  38,633          23 %        33,852         20 %
Net cash provided by (used in) operating activities        (31,392)                     40,141
Net cash used in investing activities                      (27,908)                   (779,489)
Net cash provided by (used in) financing activities           (660)                  1,001,658


(1) Includes revenue resulting from transactions with affiliates of $8.6 million and $5.0 million in the three months ended March 31, 2002 and 2001, respectively.
(2) Includes expenses resulting from transactions with affiliates of $4.7 million and $4.1 million in the three months ended March 31, 2002 and 2001, respectively.
(3) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company's management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the Company's secured revolving credit facility. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

                           TIME WARNER TELECOM INC.


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenue. In the first quarter of 2002, the Company began separately disclosing data and Internet services revenues. These revenues, which had previously been reported as components of dedicated transport and switched services revenues, have become an increasingly important component of the Company's total revenue base. For a description of data and Internet services provided by the Company, see "Item 1 - Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Also in the first quarter of 2002, the Company began separately disclosing intercarrier compensation revenue, which includes reciprocal compensation and switched access revenue. These items had previously been reported as components of switched services revenue.

     Total revenue decreased $4.4 million, or 3%, to $168.7 million for the three months ended March 31, 2002 from $173.1 million for the comparable period in 2001. Revenue from the provision of dedicated transport services decreased $2.1 million, or 2%, to $94.8 million for the three months ended March 31, 2002 from $96.9 million for the comparable period of 2001. Switched services revenue decreased $0.2 million to $36.7 million for the three months ended March 31, 2002 from $36.9 million for the comparable period in 2001. Excluding the effects of $4.6 million in non-recurring revenue related to services provided to the GST bankruptcy estate and transitional customers in the first quarter of 2001, transport and switched revenue increased $1.6 million and $0.8 million, respectively, over the comparable period in 2001. The lack of significant revenue growth in transport and switched services resulted primarily from the impacts of the slowing economy, especially continued customer disconnections. An additional factor was an increase in customer disputes which, due to the Company's accounting policies, results in reserves that reduce revenue until the dispute is resolved.

     Data and Internet services revenues increased $5.1 million, or 34%, to $20.4 million for the three months ended March 31, 2002, from $15.3 million for the comparable period of 2001. The increase primarily resulted from an increase in demand for Internet services. In addition, during 2001, the Company upgraded its IP backbone to increase its capacity to provide Internet services.

     Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $7.3 million, or 30%, to $16.8 million for the three months ended March 31, 2002 from $24.0 million for the comparable 2001 period. The decrease in intercarrier compensation revenue reflects a reduction in rates resulting from FCC orders and contractual decreases. The Company expects that intercarrier compensation will continue to decline as rate decreases are phased in through mid-2003.

     Operating Expenses. The Company's operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company's services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other competitors, and long distance carriers for facility leases and interconnection. The fact that the Company carries a significant portion of its traffic on its own fiber infrastructure enhances the Company's ability to control its costs. Operating expenses decreased $5.4 million or 7%, to $73.4 million for the three months ended March 31, 2002, from $78.7 million for the comparable period in 2001. As a percentage of total revenue, operating expenses decreased to 43% for the three months ended March 31, 2002, from 46% for the comparable period in 2001. The decrease in operating expenses is primarily due to a decrease in employee costs, including the cost reductions from the consolidation of the Company's network operations centers in the fourth quarter of 2001.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $3.8 million or 6%, to $56.7 million for the three months ended March 31, 2002, from $60.6 million for the comparable period in 2001. Selling, general, and administrative expenses decreased to 34% of total revenue for the three months ended March 31, 2002 from 35% for the comparable period in 2001. The decrease in selling, general, and administrative costs primarily results from a decrease in sales commissions, consulting expenses, and travel costs. These decreases were partially offset by an increase in bad debt expense resulting from an increase in customer bankruptcies and other customer financial difficulties.

                           TIME WARNER TELECOM INC.


     EBITDA. EBITDA increased $4.8 million, or 14%, to $38.6 million for the three months ended March 31, 2002, from $33.9 million for the comparable period in 2001. This improvement was primarily the result of the implementation of cost reduction measures, including the consolidation of the Company's network operations centers, and reductions in commissions, consulting, and travel expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.7 million, or 9%, to $57.3 million for the three months ended March 31, 2002, from $52.7 million for the comparable period in 2001. Excluding the impact of a $9.6 million impairment of certain non-revenue generating assets in the first quarter of 2001, depreciation expense increased $14.3 million or 33%. The increase in depreciation and amortization expense was primarily attributable to capital expenditures made throughout 2001.

     Interest Expense. Interest expense decreased $9.0 million to $25.8 million in the three months ended March 31, 2002 from $34.7 million for the comparable period in 2001. In the first quarter of 2001, the Company incurred a one-time charge to write off $5.8 million in costs related to a $700 million senior unsecured bridge facility used to initially finance the acquisition of the GST assets. The decrease in interest expense also reflects a decline in the variable interest rate applicable to the $250 million outstanding balance under the Company's credit facility. The rate, which varies based on a specific Eurodollar rate, totaled 5.9% as of March 31, 2002 as compared to 9.0% at March 31, 2001.

     Interest Income. Interest income decreased $5.2 million to $1.5 million for the three months ended March 31, 2002, from $6.7 million in the comparable period in 2001. The decrease reflects the decrease in cash, cash equivalents, and marketable debt securities between the first quarters of 2001 and 2002 as well as an overall decrease in interest rates earned on such assets.

     Income Taxes. Income tax expense increased to $150,000 for the three months ended March 31, 2002 from a benefit of $18.2 million for the comparable period in 2001. During the first quarter of 2002, the Company established a valuation allowance for deferred taxes of $16.4 million that reduced its net deferred tax asset. In the same period of 2001, the Company had recorded the full deferred tax benefit from its pre-tax loss. As of March 31, 2002, net deferred tax assets totaled $59.5 million. The Company believes that all its deferred tax assets will be realized through future taxable income. The $59.5 million in net deferred tax assets represents the Company's best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire.

     Net Loss. Net loss increased $14.4 million to a loss of $43.1 million for the three months ended March 31, 2002, from net loss of $28.7 million for the comparable period in 2001. The change resulted from the $16.4 million valuation allowance provided against deferred tax assets and a $4.7 million increase in depreciation and amortization. These changes were partially offset by a $4.8 million improvement in EBITDA and a $3.8 million decrease in net interest costs.

Liquidity And Capital Resources

     Operations. Cash provided by (used in) operating activities was $(31.4) million for the three months ending March 31, 2002 compared to $40.1 million for the comparable period in 2001. This decrease in cash provided by operating activities primarily relates to changes in working capital accounts. In particular, in the first three months of 2002, the Company's accrued interest decreased due to $44.0 million in interest payments, and the Company also experienced significant decreases in accounts payable and accrued payroll liabilities in the first quarter of 2002.

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

                           TIME WARNER TELECOM INC.

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

     Investing. Cash used in investing activities was $27.9 million for the three months ended March 31, 2002 compared to $779.5 million for the comparable period in 2001. During the first quarter of 2001, cash used in investing included $651.7 million in cash used to complete the GST asset acquisition and $95.6 million in capital expenditures. The Company's 2001 capital expenditures included expenditures related to expansion into five additional markets and additional capital investment required for the assets purchased from GST. Capital expenditures in the first quarter of 2002 totaled $36.9 million. The Company expects that capital expenditures in 2002 will generally be limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets as well as upgrades to its back office systems.

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

     While the Company intends to continue to leverage its relationship with AOL Time Warner Inc. in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner Cable does not conduct cable operations, the Company may incur costs in excess of those it historically incurred when expanding into existing Time Warner Cable service areas. In addition, Time Warner Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under existing capacity license agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as currently provided for under certain operating agreements, the Company may be required to obtain additional capacity on more expensive terms. The Company continually explores other business opportunities with AOL Time Warner Inc. The Company is currently evaluating an opportunity to provide certain network and support services to AOL Time Warner Inc. in connection with its possible launch of voice over IP services.

     Financing. Net cash used in financing activities for the three months ended March 31, 2002 was $660,000 and was primarily related to the payment of capital lease obligations. For the three months ended March 31, 2001, net cash provided by financing activities totaled $1.0 billion and included the debt and equity transactions discussed below.

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

                           TIME WARNER TELECOM INC.

     Interest on the $250 million drawn under the credit facility is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.9% on March 31, 2002. Interest is payable at least quarterly. Based on the rate in effect and the outstanding balance on March 31, 2002, aggregate annual interest payments are expected to be approximately $14.8 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

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

     The $400 million principal amount of 9 3/4% Senior Notes that the Company issued in July 1998 are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the 9 3/4% Senior Notes are expected to be approximately $39 million. The 9 3/4% Senior Notes are required to be repaid on July 15, 2008.

     The $400 million principal amount of 10 1/8% Senior Notes that the Company issued in the first quarter of 2001 are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are expected to be approximately $41 million. The 10 1/8% Senior Notes are required to be repaid on February 1, 2011.

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

     The Company is aware that its outstanding 9 3/4% Senior Notes and 10 1/8% Senior Notes are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, the Company or its affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions. Such a transaction would require the consent of greater than 50% of the lenders of the senior secured credit facility. The Company will evaluate any such transactions in light of market conditions, taking into account its liquidity and prospects for future access to capital.

     The Company expects that the $315.1 million in cash, cash equivalents, and marketable debt securities at March 31, 2002, and borrowings under the $1 billion credit facility, of which $750 million was undrawn as of March 31, 2002, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital expenditures and liquidity needs to operate its business as currently planned and to service its current and future debt.

     The Company's credit facility contains certain financial covenants, including leverage and interest coverage ratios. These ratios are primarily derived from EBITDA and debt levels, and are summarized in the table below. As of March 31, 2002, the Company was in compliance with all of its covenants under its debt agreements.

                           TIME WARNER TELECOM INC.

                                                                                                   Performance Requirements
                                                                                          -----------------------------------------
               Ratio (1)                                Calculation (2)                        Period (3)                Ratio
---------------------------------------    -----------------------------------------      ---------------------     ---------------
                                                                                                                        less than:
Senior Leverage Ratio                      Consolidated total debt less senior            01/01/02 - 06/30/02           4.00 to 1.0
                                           notes and cash in excess of $50                07/01/02 - 12/31/02           3.50 to 1.0
                                           million, divided by annualized                 01/01/03 - thereafter         3.00 to 1.0
                                           EBITDA for the most recent quarter

                                                                                                                        less than:
Consolidated Leverage Ratio                Consolidated total debt less cash              01/01/02 - 03/31/02          10.00 to 1.0
                                           in excess of $50 million, divided              04/01/02 - 06/30/02           8.00 to 1.0
                                           by annualized EBITDA for the most              07/01/02 - 09/30/02           7.00 to 1.0
                                           recent quarter                                 10/01/02 - 12/31/02           6.00 to 1.0
                                                                                          01/01/03 - 03/31/03           5.50 to 1.0
                                                                                          04/01/03 - thereafter         5.00 to 1.0

                                                                                                                      greater than:
Consolidated Interest Coverage Ratio       Consolidated EBITDA for the most               07/01/02 - 09/30/02           1.00 to 1.0
                                           recent four quarters divided by                10/01/02 - 12/31/02           1.25 to 1.0
                                           consolidated interest expense for              01/01/03 - 06/30/03           1.50 to 1.0
                                           the most recent four quarters                  07/01/03 - thereafter         2.00 to 1.0

                                                                                                                      greater than:
Consolidated Debt Service Coverage Ratio   Consolidated EBITDA for the most               Commencing 12/31/04           1.50 to 1.0
                                           recent four quarters divided by the
                                           sum of consolidated interest
                                           expense for the most recent four
                                           quarters plus scheduled principal
                                           payments on debt for the following
                                           four quarters.

(1) As defined in the credit agreement. The credit agreement has been incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.16.
(2) The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.
(3)  As measured on the last day of a fiscal quarter.

          A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause the Company to fail to meet the required minimum ratios. Although the Company currently believes that it will continue to be in compliance with its covenants, factors outside the Company's control including further deterioration of the economy, an acceleration of customer disconnects, or a significant reduction in demand for the Company's services without adequate reductions in capital expenditures and operating expenses could cause the Company to fail to meet its covenants. If the Company's revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above without adequate reductions in capital expenditures, the Company would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity. These measures could include reductions in certain discretionary expenditures such as training, travel, and employee benefits, reductions in headcount, or shutting down less profitable operations. The Company has already implemented tight controls over expense and capital spending, and in April 2002 the Company implemented a workforce realignment, eliminating approximately 140 job positions.

          The senior secured credit facility also limits the ability of the Company to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures. In addition, the senior secured facility includes cross default provisions under which the Company is deemed to be in default under that facility if it defaults under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes. Failure to meet these covenants would preclude the Company from drawing funds under the credit facility unless the lenders agree to modify the covenants and could potentially cause an acceleration of the repayment schedule. Although the Company believes its relationships with its lenders are good, there is no assurance that the Company would be able to obtain the necessary modifications on acceptable terms. In the event that the Company's plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company's growth and operations, or if the Company consummates acquisitions or joint ventures, the Company would be required to seek additional capital. The

                           TIME WARNER TELECOM INC.

Company's revenue and costs are partially dependent upon factors that are outside the Company's control, such as general economic conditions, regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of the Company's future capital expenditures and expansion plans. Any additional sources of financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements.

     Commitments. The Company's long-term commitments have not materially changed from those disclosed in the Company's filing on Form 10-K for the year ended December 31, 2001.

EFFECTS OF INFLATION

     Historically, inflation has not had a material effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002. The adoption of the statements did not negatively impact the Company's financial position, results of operations, or cash flows. Had these statements been in effect on January 1, 2001, the Company would not have recorded approximately $424,000 in amortization expense, net of tax, during the three months ended March 31, 2001, and net loss and basic and diluted loss per share would have been $28.3 million and $0.25, respectively.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. SFAS 144 was adopted by the Company on January 1, 2002 and has not had a significant impact on its financial position, results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing arrangements.

     The following table provides information at March 31, 2002 about the Company's investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

                                                         2002 Maturities
                                                 -------------------------------
                                                  (dollar amounts in thousands)
     Assets
       Marketable debt securities:
         Shares of money market mutual funds                $155,209
          Weighted average interest rate                         1.9%
         Corporate and municipal debt securities            $144,416
          Weighted average interest rate                         1.9%

                           TIME WARNER TELECOM INC.


     At March 31, 2002, the fair values of the Company's fixed rate 9 3/4% Senior Notes due 2008 and the Company's fixed rate 10 1/8% Senior Notes due 2011 were $272 million and $270 million, respectively, as compared to a carrying value of $400 million each on the same date, based on market prices.

     Interest on amounts drawn under the $1 billion credit facility varies based on a specific Eurodollar rate. Based on the $250 million outstanding balance as of March 31, 2002, a one-percent change in the applicable rate would change the amount of interest paid annually by $2.5 million.


PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has no material legal proceedings pending.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

          (b)  Reports on Form 8-K

          Form 8-K dated April 3, 2002 reporting a workforce realignment.

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



                                            TIME WARNER TELECOM INC.



Date:  May 13, 2002                         By:  /s/ Jill R. Stuart
                                               ------------------------
                                               Jill R. Stuart
                                               Vice President, Accounting and
                                               Finance and Chief Accounting
                                               Officer