Form 10-Q
period 2002-06-30
TIME WARNER TELECOM INC
filed 2002-08-14
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                     ☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended June 30, 2002

OR

                     ☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from __________ to ___________

                     Commission File Number 0-30218

TIME WARNER TELECOM INC.
(Exact name of Registrant as specified in its charter)

State of Delaware	84-1500624

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10475 Park Meadows Drive
Littleton, Colorado	80124

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 566-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒              No ☐

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of July 31, 2002 was:

Time Warner Telecom Inc. Class A common stock – 48,890,771 shares
Time Warner Telecom Inc. Class B common stock – 65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$317,077	365,600
Marketable debt securities	6,560	18,454
Receivables, less allowances of $31,126 and $29,778, respectively	70,650	78,431
Prepaid expenses	8,139	3,305
Deferred income taxes	27,195	35,570

Total current assets	429,621	501,360

Property, plant, and equipment	2,353,202	2,286,278
Less accumulated depreciation	(589,333)	(475,182)

	1,763,869	1,811,096

Deferred income taxes	31,895	23,630
Goodwill, net of accumulated amortization	26,773	26,773
Intangible and other assets, net of accumulated amortization (notes 1 and 2)	32,199	36,095

Total assets	$2,284,357	2,398,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,391	79,429
Deferred revenue	39,427	47,528
Other current liabilities	257,246	259,916

Total current liabilities	350,064	386,873

Long-term debt and capital lease obligations (note 3)	1,058,256	1,063,368

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no
shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized,
48,890,771 and 48,789,111 shares issued and outstanding in 2002
and 2001, respectively	489	488
Class B common stock, $0.01 par value, 162,500,000 shares authorized,
65,936,658 shares issued and outstanding in 2002 and 2001	659	659
Additional paid-in capital	1,166,848	1,165,804
Accumulated other comprehensive loss, net of taxes	—	(206)
Accumulated deficit	(291,959)	(218,032)

Total stockholders’ equity	876,037	948,713

Total liabilities and stockholders’ equity	$2,284,357	2,398,954

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(amounts in thousands, except per share amounts)

Revenue (a):
Dedicated transport services	$92,828	98,532	187,614	195,468
Switched services	37,184	38,799	73,929	75,697
Data and Internet services	21,924	15,259	42,348	30,530
Intercarrier compensation	32,640	65,307	49,404	89,329

Total revenue	184,576	217,897	353,295	391,024

Costs and expenses (a):
Operating (exclusive of depreciation and
amortization shown separately below)	72,812	81,662	146,167	160,367
Selling, general, and administrative	58,686	61,362	115,417	121,932
Depreciation and amortization	57,172	46,222	114,506	98,897

Total costs and expenses	188,670	189,246	376,090	381,196

Operating income (loss)	(4,094)	28,651	(22,795)	9,828

Interest expense	(25,920)	(26,334)	(51,675)	(61,070)
Interest income	1,323	5,915	2,800	12,575
Investment losses, net	(1,957)	—	(1,957)	—

Net income (loss) before income taxes	(30,648)	8,232	(73,627)	(38,667)

Income tax expense (benefit)	150	3,847	300	(14,345)

Net income (loss)	$(30,798)	4,385	(73,927)	(24,322)

Basic and diluted earnings (loss) per share	$(0.27)	0.04	(0.65)	(0.22)

Weighted average shares outstanding:
Basic	114,753	114,216	114,744	113,021

Diluted	114,753	115,926	114,744	113,021

(a) Includes revenue and expenses resulting from transactions with affiliates (note 4):

Revenue	$7,294	5,691	15,861	10,731

Operating	$744	680	1,484	1,359

Selling, general, and administrative	$403	387	794	771

Depreciation and amortization	$2,987	2,970	5,966	5,931

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(73,927)	(24,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114,506	98,897
Impairment of deferred debt issue costs	—	5,814
Investment losses, net	1,957	—
Stock-based compensation	810	262
Amortization of deferred debt issue costs	2,294	2,151
Deferred income tax benefit	—	(14,720)
Changes in operating assets and liabilities, net of the effect of an acquisition:
Receivables and prepaid expenses	2,871	8,187
Accounts payable, deferred revenue, and other current liabilities	(37,873)	40,926
Accrued reorganization	(2,102)	—

Net cash provided by operating activities	8,536	117,195

Cash flows from investing activities:
Capital expenditures	(66,997)	(242,735)
Cash paid for an acquisition	—	(651,689)
Purchases of marketable securities	(8,606)	(57,981)
Proceeds from maturities of marketable securities	20,500	31,324
Other investing activities	—	(626)

Net cash used in investing activities	(55,103)	(921,707)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	532,178
Net proceeds from issuance of debt	—	1,159,586
Repayments of debt	—	(700,000)
Net proceeds from issuance of common stock upon exercise of stock options	145	11,651
Net proceeds from issuance of common stock in connection with the employee
stock purchase plan	90	1,003
Payment of capital lease obligations	(2,191)	(1,265)
Deferred debt issue costs, net	—	1,078

Net cash provided by (used in) financing activities	(1,956)	1,004,231

Increase (decrease) in cash, cash equivalents, and cash held in escrow	(48,523)	199,719
Cash, cash equivalents, and cash held in escrow at beginning of period	365,600	250,739

Cash and cash equivalents at end of period	$317,077	450,458

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,376	34,632

Tax benefit related to exercise of non-qualified stock options	$—	18,708

Cash paid for income taxes	$391	656

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2002
(Unaudited)

	Common Stock					Accumulated other
	Class A		Class B		Additional paid-in	comprehensive loss,	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	net of taxes	deficit	equity

	(amounts in thousands)

Balance at December 31, 2001	48,789	$488	65,937	$659	1,165,804	(206)	(218,032)	948,713

Change in unrealized holding gain
for available-for-sale security, net of taxes	—	—	—	—	—	206	—	206
Net loss	—	—	—	—	—	—	(73,927)	(73,927)

Comprehensive loss								(73,721)

Shares issued for cash in
connection with the exercise of stock options	10	—	—	—	145	—	—	145

Shares issued for cash in
connection with the employee stock purchase plan	67	1	—	—	89	—	—	90

Stock based compensation	25	—	—	—	810	—	—	810

Balance at June 30, 2002	48,891	$489	65,937	$659	1,166,848	—	(291,959)	876,037

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

June 30, 2002
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a fiber facilitiesbased provider of metropolitan and regional optical broadband networks and services to business customers in 44 metropolitan markets in the United States. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services.

       The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc. (now a wholly owned subsidiary of AOL Time Warner Inc. (“AOL Time Warner”)) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of June 30, 2002, the Class B stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

Basis of Presentation

       The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

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

Basis of Consolidation

       The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with AOL Time Warner are disclosed as related party transactions.

Investments

       Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive loss in stockholders’ equity. Other equity investments which are not considered marketable securities and in which ownership interest is less than 20% are generally

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

       At June 30, 2002, the fair value of the Company’s available-for-sale securities totaled $1.9 million. During the six months ended June 30, 2002, the Company recognized a net loss of $2.0 million on investments. The net loss included a $1.4 million loss related to a marketable security whose decline in value was not temporary in nature and a $1.0 million impairment on an equity investment in a non-public company that is not considered a marketable security. These losses were partially offset by a $400,000 gain on the exchange of shares in a privately held company for shares in a publicly held company.

       Since the beginning of 2001, the Company has recognized an aggregate $6.5 million impairment on equity investments that are not considered marketable. The impairment charges represent the difference between historical prices of the investments and their estimated net realizable value as of the date of financial statements. The Company recorded these charges based on its conclusion that the decline in value of these investments was not temporary in nature. The Company reached its conclusion because the investee companies had not executed their business plans as originally anticipated, in part due to the adverse economic conditions surrounding the telecommunications and technology sectors during 2001 and 2002, and had conducted further financing activities that diluted the value of the Company’s investments. The subsequent financing activities at these companies served as independent indicators that the impairment was not temporary. The estimates of net realizable value were primarily derived from the recent financing activities at these companies.

Impairment of Assets

       During the six months ended June 30, 2001, the Company recorded a $9.6 million impairment charge when it abandoned a software system it was developing for use in its back office operations. This charge was included as a component of depreciation and amortization expense. During the fourth quarter of 2001, the Company recorded a $2.4 million impairment charge related to the decision to consolidate its network operations centers as described in Note 5 to the consolidated and condensed financial statements. The charge represents the difference between the expected sales value of the facilities and their book value and was included as a component of the restructure charge in the Consolidated Statement of Operations for the year ended December 31, 2001.

Revenue

       The Company’s revenue is derived primarily from business telephony services, including dedicated transport, local switched, long distance, data and high-speed Internet access services. The Company’s customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), and governmental entities.

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

       Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated by other LECs and terminated on the Company’s facilities. Reciprocal compensation represented 5% and 7% of revenue, excluding the effects of the recognition of $13.9 million and $37.0 million of non-

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

recurring reciprocal compensation revenue during the six months ended June 30, 2002 and 2001, respectively. The non-recurring amounts reflect recognition of reciprocal compensation revenue, previously deferred under the Company’s revenue recognition policy, resulting from resolution of disputed reciprocal compensation billing with other LECs. The Company recognizes reciprocal compensation revenue primarily on a cash basis, except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced rates in 2001 and early 2002, and will further reduce rates in June 2003. The ruling also capped the number of minutes for which ISP-bound traffic can be compensated. In some cases, the Company’s contractual right to receive reciprocal compensation for traffic terminated to its ISP customers was dependent on the outcome of regulatory proceedings addressing reciprocal compensation. The impact of the FCC’s ruling on the payment of reciprocal compensation under some of those agreements is still in dispute with certain ILECs. As of June 30, 2002, the Company had deferred recognition of $16.1 million in reciprocal compensation revenue for payments in dispute that may be subject to adjustment based on regulatory rulings or contractual negotiations. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

       Switched access is an element of intercarrier compensation revenue that represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of competitive local exchange carriers (“CLECs”) have been less regulated. However, the FCC released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, the Company’s rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect rates under contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other CLECs have appealed the order in federal appeals court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 5% and 8% of total revenue, excluding the effects of the recognition of $13.9 million and $37.0 million of non-recurring reciprocal compensation, during the six months ended June 30, 2002 and 2001, respectively. In addition, the Company has contracts with certain carriers that have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of the Company’s total revenue due to mandated rate reductions, including a further reduction that occurred in June 2002 and another that will occur in June 2003, or contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources.

Receivables
The Company performs ongoing credit eveluations of its cutomers’ financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all receivables. A higher risk of collectability is assigned to certain cutomers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers continues to deteriorate, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $31.1 million and $29.8 million at June 30, 2002 and December 31, 2001, respectively.

Significant Customers

       The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 47% and 48% of the Company’s consolidated revenue for the six months ended June 30, 2002 and 2001, respectively. Excluding the impact of the recognition of non-recurring reciprocal compensation, the Company’s top 10 customers accounted for 45% and 43% of the Company’s consolidated revenue for the six months ended June 30, 2002 and 2001, respectively. WorldCom Inc. (“WorldCom”), which filed for Chapter 11 bankruptcy protection on July 21, 2002, accounted for 12% and 11% of the Company’s total revenue during the six months ended June 30, 2002 and 2001, respectively. As is the case with other bankrupt customers, the Company cannot predict the amount of revenue from WorldCom, if any, that will be lost due to bankruptcy. No other customer,

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

including customers who direct their business through long distance carriers, accounted for 10% or more of revenue for the six months ended June 30, 2002. In the six months ended June 30, 2002, the four companies that individually represented more than 5% of total revenue were WorldCom, AT&T Corp., Qwest Communications, and BellSouth Corporation.

Income Taxes

       As of June 30, 2002, the Company has recorded a net deferred tax asset of $59.1 million, net of a valuation allowance of $27.8 million that the Company established in the first six months of 2002. The Company has concluded that it is more likely than not that the net deferred tax asset of $59.1 million will be realized because the Company could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $59.1 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $59.1 million.

Segment Reporting

       As of June 30, 2002, the Company operated in 44 service areas. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one reportable line of business.

Earnings (Loss) Per Common Share and Potential Common Share

Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

       The diluted loss per common share for the three months ended June 30, 2002 and the six months ended June 30, 2002 and 2001 was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

       The diluted earnings per common share for the three months ended June 30, 2001 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

       Set forth below is a reconciliation of the basic and diluted earnings (loss) per share for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(amounts in thousands, except per share amounts)

Net income (loss) for basic and diluted earnings (loss) per share	$(30,798)	4,385	(73,927)	(24,322)

Weighted-average number of shares-basic	114,753	114,216	114,744	113,021

Dilutive effect of stock options	—	1,710	—	—

Weighted-average number of shares-diluted	114,753	115,926	114,744	113,021

Earnings (loss) per share:
Basic	$(0.27)	0.04	(0.65)	(0.22)

Diluted	(0.27)	0.04	(0.65)	(0.22)

Reclassifications

       Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002 and, as required, the Company completed its transitional impairment test as of January 1, 2002. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows. Had these statements been in effect on January 1, 2001, the Company would not have recorded approximately $522,000 and $946,000 in amortization expense, net of tax, during the three and six months ended June 30, 2001, and net income (loss) and basic and diluted earnings (loss) per share would have been $4.9 million and $(23.4) million and $0.04 and $(0.21), respectively.

       In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

supersedes the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. SFAS 144 was adopted by the Company on January 1, 2002 and has not had a significant impact on the Company’s financial position, results of operations, or cash flows.

2.	Acquisition

       On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST Telecommunications, Inc. (“GST”) out of bankruptcy for a contractual purchase price of $690 million. The $690 million included payments to GST or third parties on behalf of GST totaling approximately $662 million, the assumption of approximately $21 million in obligations to complete certain fiber networks, and a liability to provide transitional services to GST of approximately $7 million. In addition to the $690 million contractual purchase price, the Company paid approximately $6 million in transaction expenses and assumed approximately $17 million in liabilities primarily related to capital leases. Through this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States. This transaction has been accounted for under the purchase method of accounting, and the excess of the fair market value of the acquired assets over the purchase price has been allocated to the acquired fixed assets.

The accounting for the GST asset acquisition is summarized as follows (amounts in thousands):

Recorded value of fixed assets acquired	$683,784
Receivables, prepaids, and other assets	28,271
Deposit paid in 2000	(10,000)
Assumed liabilities	(50,366)

Cash paid for acquisition in 2001	$651,689

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	June 30,	December 31,
	2002	2001

	(amounts in thousands)

93/4% Senior Notes	$400,000	400,000
101/8% Senior Notes	400,000	400,000
Credit Facility	250,000	250,000
Capital lease obligations	15,229	17,420

	$1,065,229	1,067,420
Less current portion of debt and capital lease obligations	(6,973)	(4,052)

	$1,058,256	1,063,368

       The $400 million principal amount 93/4% Senior Notes due July 2008 (the “93/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 93/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs, relating to the 93/4% Senior Notes totaled approximately $20.1 million in

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

each of the six-month periods ended June 30, 2002 and 2001. At June 30, 2002, the fair market value of the $400 million of 93/4% Senior Notes was $176 million, based on market prices.

       The $400 million principal amount 101/8% Senior Notes due February 2011 (the “101/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 101/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 101/8% Senior Notes totaled approximately $20.8 million and $18.1 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the fair market value of the $400 million of 101/8% Senior Notes was $176 million, based on market prices.

       The 93/4% Senior Notes and the 101/8% Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

       In connection with the acquisition of GST assets and the Company’s capital expenditure plans, the Company entered into an amended and restated senior secured credit facility (the “Credit Facility”) providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of March 31, 2008. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST asset acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense for 2001. In December 2000, the Company was required to draw and hold in escrow $179 million of the Credit Facility until the closing of the GST asset acquisition at which time the draw increased to $250 million. Principal payments on the outstanding balance of $250 million will be $2.5 million per year from 2003 through 2007 with a final payment of $237.5 million due in March 2008. Interest expense on the $250 million drawn under the Credit Facility is computed utilizing a specific Eurodollar rate plus 4.0%, which totaled 5.9% as of June 30, 2002. Interest is payable at least quarterly. Interest expense relating to the $250 million draw, including amortization of deferred debt issue costs, was $7.7 million and $12.0 million for the six months ended June 30, 2002 and 2001, respectively.

       At June 30, 2002, the undrawn available commitment under the Credit Facility was $750 million, consisting of $275 million in senior secured term loan facilities and the $475 million senior secured revolving facility. The undrawn $275 million of senior secured term loan facilities must be drawn by January 10, 2003, or it will expire. Amounts available under the $475 million revolving facility decrease to $451.3 million on December 31, 2004, $380.0 million on December 31, 2005, and $237.5 million on December 31, 2006 with a final maturity of December 31, 2007. The Company is required to pay commitment fees on a quarterly basis ranging from 0.500% to 1.000% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $3.8 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

       Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the assets acquired from GST, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. The Credit Facility requires the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

insurance recoveries for assets not replaced. In addition, obligations under the Credit Facility are subject to various covenants that limit the Company’s ability to:

•	borrow and incur liens on its property;
•	pay dividends or make other distributions; and
•	make capital expenditures.

       The Credit Facility also contains financial covenants, including a leverage ratio, an interest coverage ratio, and a debt service coverage ratio, as well as cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, including the 93/4% Senior Notes or the 101/8% Senior Notes.

4.	Related Party Transactions

       In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, generally on negotiated terms among the affected units that, in management’s opinion, result in reasonable allocations.

       The Company benefits from its strategic relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. Twenty-three of the Company’s 44 markets use fiber optic lines licensed from Time Warner Cable. Under the terms of those agreements, if the Company wishes to license fiber optic capacity in addition to the capacity initially licensed under that agreement in 1998, the Company must pay Time Warner Cable an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from Time Warner Cable’s. Under this licensing arrangement, the Company paid Time Warner Cable $945,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company had $180.0 million in licenses of fiber optic capacity pursuant to the agreement included in property, plant, and equipment. These costs have been capitalized by the Company. Amortization expense for fiber capitalized under the licensing arrangement with Time Warner Cable was $6.0 million and $5.9 million for the six months ended June 30, 2002 and 2001, respectively, and, as disclosed in footnote (a) on the Consolidated Statement of Operations, has been classified as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole and conduit rental costs, which aggregated $1.5 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively, and are a component of operating expenses in the accompanying consolidated statements of operations.

       The Company’s operations, which in certain cases are co-located with Time Warner Cable’s divisions, are allocated a charge for various overhead expenses for services provided by these divisions. Under the terms of leases and subleases between the Company and Time Warner Cable, allocations for rent from Time Warner Cable are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $794,000 and $771,000 for the six months ended June 30, 2002 and 2001, respectively, and are a component of selling, general, and administrative expenses in the accompanying consolidated statement of operations. The charges from Time Warner Cable, for rent and utilities, do not differ materially from charges the Company incurs in locations where the Company is not co-located with Time Warner Cable.

       The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that have been managed

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

by the AOL Time Warner affiliates. On August 1, 2002, the partnership agreement governing TWE-A/N was modified so that, upon the closing of the restructuring transaction comtemplated by the amendment (which is expected to occur at year end), the capacity license agreements and leases with the Company covering certain TWE-A/N markets, including Tampa, Orlando, and Indianapolis, will be assigned to a new subsidiary of TWE-A/N to be managed by the affiliates of Advance/Newhouse.

       AOL Time Warner and related entities also purchase services from the Company. Revenue from these entities aggregated $15.9 million and $10.7 million for the six months ended June 30, 2002 and 2001, respectively.

5.	Restructure Charge

       In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington and eliminating approximately 200 positions. In addition, the Company consolidated its offices in Houston, Texas into one facility. These decisions were made to create efficiencies in the Company’s sales, billing, customer care, and network surveillance and maintenance processes and to reduce overhead by centralizing offices. The $6.8 million charge included the following:

•	$2.7 million in severance-related costs. As of June 30, 2002, all of the 200 positions have been eliminated.
•	$2.4 million in a non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represents the difference between the estimated sales value of the facilities as compared to net book value.
•	$0.6 million in operating costs related to the Vancouver facility to be sold. These costs represent the costs to operate and maintain the facility from the time it is vacated through the estimated sale date of December 31, 2002.
•	$0.6 million in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.
•	$0.6 million in other costs related to the restructuring activities.

The components of the restructure charge and the amounts paid and accrued as of June 30, 2002, are as follows:

				Accrued at		Accrued at
	Total	Paid in	Non-	December 31,	Paid in	June 30,
	Charge	2001	Cash	2001	2002	2002

	(amounts in thousands)

Employee severance	$2,670	1,138	—	1,532	1,512	20
Facilities impairment	2,359	—	2,359	—	—	—
Facility operating costs	601	68	—	533	151	382
Contractual lease commitments	628	—	—	628	421	207
Other restructure expenses	580	142	—	438	18	420

	$6,838	1,348	2,359	3,131	2,102	1,029

6.	Stock Options

The Company maintains employee stock option plans that reserved a total of 21,027,000 shares of Class A common stock to be issued pursuant to stock options and stock awards. Options and awards are granted to officers, directors and eligible employees under terms and conditions set by the Company's Board of Directors. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. The options have generally been granted to employees at market value on the date of grant, and accordingly, no compensation cost has been recognized by the Company. Options outstanding and exercisable, and related exercise prices, as of June 30, 2001 are as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Outstanding as of June 30, 2002	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number of Exercisable as of June 30, 2002	Weighted Avg Exercise Price

$1.68-7.25	1,636,716	9.51	$6.24	171,649	$7.05
7.43-12.00	3.146,733	6.21	11.95	3,025,866	12.00
12.17-27.65	2,988,067	9.12	16.31	234,714	21.81
27.69-56.63	3,283,657	7.78	39.51	993,176	41.52
56.63-87.00	3,210,011	8.19	62.91	1,376,533	62.98

	14,265,184			5,801,938

7.	Commitments and Contingencies

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS – continued

Management routinely reviews the Company’s exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities, and actual results could vary from the estimates.

TIME WARNER TELECOM INC.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

       The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. (the “Company”) and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of Time Warner Telecom Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Cautions Concerning Forward Looking Statements

       This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company’s expected financial position, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond the Company’s control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

       The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

       The Company is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services. As of June 30, 2002, the Company served customers in 44 metropolitan markets in the United States.

       Time Warner Cable (now a unit of AOL Time Warner Inc.) began the Company’s business in 1993. Since 1997, the Company’s business has changed substantially with an exclusive focus on business customers, including carriers and governmental entities, and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

       In July 1998, the Company was reorganized into a limited liability company called Time Warner Telecom LLC (“TWT LLC”) and conducted an offering of $400 million principal amount of 93/4% Senior Notes due July 2008 (the “93/4% Senior Notes”). In the transaction, Time Warner Inc. (now wholly owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now wholly owned by AT&T Corp.), and Advance/Newhouse Partnership, either directly or through subsidiaries, became the owners of all of the limited liability company interests in TWT LLC.

       In May 1999, in preparation for the Company’s initial public offering (“IPO”), TWT LLC was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. The outstanding limited liability company interests were converted into common stock of the newly formed corporation, Time Warner Telecom Inc. In May 1999, the Company completed its IPO of 20,700,000 shares of Class A common stock at a price of $14 per share.

TIME WARNER TELECOM INC.

       The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by Time Warner Inc. (now a wholly owned subsidiary of AOL Time Warner Inc. (“AOL Time Warner”)) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of June 30, 2002, the Class B stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

       On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $747/16 per share (the “Offering”). The Offering generated $532 million in proceeds for the Company, net of underwriting discounts and expenses. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 101/8% Senior Notes due February 2011 (the “Old Notes”). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 101/8% Senior Notes due February 2011 (the “101/8% Senior Notes”) with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay the $700 million senior unsecured bridge facility that initially financed the acquisition of substantially all of the assets of GST Telecommunications, Inc. (“GST”).

       The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company’s services. The Company’s revenue has been derived primarily from business telephony services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services.

       On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST out of bankruptcy. See “Acquisition” below. Additionally, during 2001 the Company activated networks in Chicago, Illinois; Atlanta, Georgia; Minneapolis, Minnesota; Denver, Colorado; and Columbia, South Carolina. As of June 30, 2002, the Company’s networks spanned 17,268 route miles, contained 800,259 fiber miles in 21 states, and offered service to 11,490 buildings served either entirely by the Company’s facilities (“on-net”) or through the use of facilities of another carrier to provide a portion of the link (“off-net”). The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. The Company is also selectively interconnecting existing service areas within regional clusters with owned or leased fiber optic facilities and has launched on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

       The Company plans to continue expanding its revenue base by utilizing available network capacity in its existing markets, by servicing additional buildings in existing markets, and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its service offerings on a continuous basis to achieve a diverse revenue base. The Company’s goal is to deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an Internet protocol (“IP”) and local area network infrastructure are becoming commercially viable, the Company is integrating these technologies into its infrastructure. There is no assurance that the Company will bring any or all of these services to market successfully or profitably.

       In light of the current economic conditions and the weakness in the carrier sector, the Company is also seeking to broaden its revenue base by an increased focus on end-user (non-carrier) customers. However, despite carrier bankruptcies and business contractions, carrier customers remain an important part of the Company’s business.

TIME WARNER TELECOM INC.

       As part of the process of diversifying its revenue base, the Company is targeting the expansion of data and Internet services offered on the Company’s existing network. The Company’s revenue from data and Internet services for the six months ended June 30, 2002 grew 39% over the comparable period in 2001 and represented 12% of the Company’s total revenue for the six months ended June 30, 2002. The Company expects an increasing portion of its future revenue to be contributed by data and Internet services.

       The impact of a slowing economy and down turn in the telecommunications sector has resulted in customers going out of business, filing bankruptcy, or looking for opportunities to cut costs. Since the beginning of 2001, the Company has experienced a significant increase in customers disconnecting service that has resulted in downward pressure on the Company’s revenue performance. During the six months ended June 30, 2002, the Company lost monthly recurring revenue of approximately $7.0 million due to customer disconnects and bankruptcies. Recurring revenue excludes non-recurring reciprocal compensation settlements of $13.9 million and $37.0 million recognized in the second quarter of 2002 and 2001, respectively. Approximately 5% of the Company’s monthly recurring revenue at June 30, 2002 was represented by customers who had entered into bankruptcy proceedings. This percentage did not include revenue from WorldCom, Inc. and its affiliates (“WorldCom”), the Company’s largest customer, which filed for Chapter 11 bankruptcy protection on July 21, 2002. WorldCom accounted for approximately 12% of the Company’s recurring revenue during the first six months of 2002. The Company cannot predict the amount of revenue from WorldCom and other customers in bankruptcy that will be lost to disconnections. The Company anticipates further disconnections by other customers due to network optimization, cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties. There is no assurance that the Company will be able to replace revenue lost to customer disconnections.

       The Company’s allowance for doubtful accounts represented 31% of accounts receivable at June 30, 2002, compared to 28% and 17% of accounts receivable as of December 31, 2001, and 2000, respectively. During 2001, the Company began increasing its reserve for doubtful accounts due to credit deterioration among telecommunications carriers and to an increase in the number of customers filing for bankruptcy protection. The Company monitors the status of significant customers and increases its allowance for doubtful accounts when there is evidence that a customer may not meet its obligations to the Company. As of June 30, 2002, the Company's total receivables were $101.8 million, of which $14.7 million were from WorldCom. The Company believes that it has adequately reserved for its doubtful accounts as of June 30, 2002, including the amounts due from WorldCom. The Company continues to provide services to many of the customers that are in bankruptcy as they restructure their businesses. While the Company writes off receivables incurred by these customers prior to their bankruptcy filing, it continues to carry receivable balances when the customers continue service following their bankruptcy filings due to the higher priority accorded to post-petition claims under the bankruptcy laws. While many of these customers continue to pay following bankruptcy, the Company assigns a higher risk of collectability to these accounts and provides for an allowance for doubtful accounts for a large percentage of the outstanding post-bankruptcy receivables, resulting in an increase in the allowance for doubtful accounts. The Company has put in place additional controls to improve the collectability of accounts receivable, such as more thorough credit checks on all new and existing customers, discontinuing to sell new service to high risk customers, and requiring deposits on new services. While the Company believes these efforts will result in improved collectability of receivables, there is no assurance that these efforts will result in improved financial results.

       Factors that could negatively impact the Company’s margins in a slowing economy include below-cost pricing by some competitors to increase short-term revenue and competitive pressure on long distance rates. In addition, pricing pressure from long haul providers could impact pricing of inter-city point to point services, and the Company has seen intense price competition in common POP (point of presence) to POP locations in central business districts in certain cities.

       While bankruptcies in the telecommunications and Internet service provider (“ISP”) sectors present a threat to revenue growth, the contraction in the number of providers may benefit the Company if their customers seek to purchase services from the Company. There is no assurance that the Company will realize any benefits from the downturn in these sectors or that the Company will not continue to be adversely affected by conditions in its market sectors or the economy in general.

       Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by

TIME WARNER TELECOM INC.

interconnection agreements between the parties based on federal and state regulatory and judicial rulings. Several of the Company’s significant agreements expired in 2001 and have been renegotiated, or are expiring in 2002 and are under renegotiation. In most states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company’s expired agreements. As a result, the rates under the new agreements, while reasonable in light of the regulatory environment, are lower than the rates under the expired agreements. In addition, a 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced rates in 2001 and early 2002 and will further reduce rates in June 2003. The ruling also capped the number of minutes for which ISP-bound traffic can be compensated and eliminates reciprocal compensation for ISP-bound traffic as carriers enter new markets after the date of the order. The Company and several other competitive local exchange carriers (“CLECs”) filed legal challenges to the FCC’s order in federal court. The United States Court of Appeals for the D.C. Circuit ruled in May 2002 that the FCC’s stated statutory basis for the reciprocal compensation order was precluded and remanded the matter to the FCC for further action. However, the court did not vacate the FCC’s order. As a result, the order remains in effect pending further FCC action. The outcome of the remand is uncertain. Reciprocal compensation, exclusive of the effects of non-recurring reciprocal compensation of $13.9 million and $37.0 million, represented 5% and 7% of total revenue for the six months ended June 30, 2002 and 2001, respectively. The non-recurring amounts reflect recognition of reciprocal compensation revenue, previously deferred under the Company’s revenue recognition policy, resulting from resolution of disputed reciprocal compensation billings with other LECs. As of June 30, 2002, the Company had deferred recognition of $16.1 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings.

       Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s POP and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers (“ILECs”), while the access rates of CLECs have been less regulated. The FCC released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, the Company’s rates were reduced and will continue to decline over a three-year period to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in contracts between the Company and certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other carriers have challenged the order in federal appeals court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service that occurred in June 2001 and June 2002 and will result in further reductions in June 2003. In addition, the Company has contracts with certain carriers that have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to mandated rate reductions or contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 5% and 8% of total revenue, exclusive of the effects of non-recurring reciprocal compensation of $13.9 million and $37.0 million, during the six months ended June 30, 2002 and 2001, respectively.

       The Company benefits from its strategic relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, generally on negotiated terms among the affected units that, in management’s view, result in reasonable arms-length terms. The Company entered into several contracts with these affiliates with respect to certain of these transactions. The Company has constructed 23 of its 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable. As of June 30, 2002, the Company had $180.0 million in licenses of fiber capacity pursuant to the licensing agreement, included in property, plant, and equipment. The Company

TIME WARNER TELECOM INC.

reimburses Time Warner Cable for facility maintenance and pole rental costs on an ongoing basis. The cost of fiber under the license agreements is capitalized and included in property, plant, and equipment and amortized over the useful life to depreciation and amortization expense. The maintenance and pole rental costs are included in the Company’s operating expenses. The Company believes that as a result of certain regulatory decisions regarding the pole rental rates that Time Warner Cable passes through to the Company, there is a risk that the Company’s expenses for these items could increase over time. The Company's revenue includes services provided to AOL Time Warner and its affiliates. Revenue from these services was $15.9 million and $10.7 million for the six months ended June 30, 2002 and 2001, respectively. The Company's selling, general, and administrative expenses include charges from affiliates of AOL Time Warner for office rent and overhead charges for limited administrative functions they perform for the Company. The Company also benefits from discounts available to AOL Time Warner and its affiliates by aggregating its purchases of certain goods and services with those of AOL Time Warner, including long distance services, car rental services, overnight delivery services, and wireless usage.

       The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that have been managed by the AOL Time Warner affiliates. On August 1, 2002 the partnership agreement governing TWE-A/N was modified so that, upon the closing of the restructuring transaction contemplated by the amendment (which is expected to occur at year end), the capacity license agreements and leases with the Company covering certain TWE-A/N markets, including Tampa, Orlando, and Indianapolis, will be assigned to a new subsidiary of TWE-A/N to be managed by the affiliates of Advance/Newhouse.

       Both AOL Time Warner and Advance/Newhouse are diversified communications providers. They are not restricted from competing with the Company and may, now or in the future, provide services in competition with the Company's services. The Company is aware that an affiliate of AOL Time Warner offers an Internet access service for business customers that is functionally, but not technologically, similar to services that the Company offers.

Acquisition

       On January 10, 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy for a contractual purchase price of $690 million. The $690 million included payments to GST or third parties on behalf of GST totaling approximately $662 million, the assumption of approximately $21 million in obligations to complete certain fiber networks, and a liability to provide transitional services to GST of approximately $7 million. In addition to the $690 million contractual purchase price, the Company paid approximately $6 million in transaction expenses and assumed approximately $17 million in liabilities primarily related to capital leases. Through this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States.

       A portion of the purchase price paid by the Company was deposited in various escrow accounts established to discharge certain liabilities that were contingent or undetermined at the closing date, including certain tax liabilities arising prior to closing or in connection with the transaction, and to provide for the completion of certain fiber routes that were delayed prior to closing. Some of these escrow accounts have been closed out, but others, including the tax escrow account, remain outstanding pending the resolution of certain proceedings between GST and taxing authorities. The cash held in escrow in these accounts is not included in the accompanying consolidated and condensed balance sheets, as these funds will either be paid to GST or other third parties.

       The Company has completed the integration of GST assets with the exception of certain back office systems and network optimization. The Company activated a regional fiber network covering approximately 4,100 miles that was under construction at the time of the GST asset acquisition and expanded the metropolitan networks in several of the acquired markets.

       The Company’s acquisition of the GST assets increased its geographic presence, expanded its service offerings, and enlarged the capacity of its networks. This transaction is considerably larger than the transactions the Company has completed in the past and therefore presents greater risks. The Company completed the acquisition with the expectation that the asset purchase would result in certain efficiencies. Achieving the benefits of the asset purchase will depend upon the successful completion of network optimization efforts and the generation of new revenue from the acquired markets. The networks purchased in most of the markets are less extensive than those in many of the Company’s previously existing markets. There is no assurance that the Company will be successful in generating significant additional revenue from those assets or achieving the expected operating efficiencies.

TIME WARNER TELECOM INC.

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

       Revenue Recognition. Revenue for dedicated transport, data, Internet, and the majority of switched services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Switched access, a component of intercarrier compensation revenue, and long distance are generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned.

       Reciprocal compensation, a component of intercarrier compensation revenue, is based on contracts between the Company and other LECs. The Company recognizes reciprocal compensation revenue primarily on a cash basis, except in those cases where the payment is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. As of June 30, 2002, the Company had deferred recognition of $16.1 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. As a result of a settlement of a dispute regarding reciprocal compensation, the Company recognized $13.9 million of previously deferred revenue in the second quarter of 2002. The Company pays reciprocal compensation expense to other LECs for local exchange traffic it terminates on the LECs’ facilities. These costs are recognized as incurred.

       Receivables. The Company performs ongoing credit evaluations of its customers’ financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all receivables. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers continues to deteriorate, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $31.1 million and $29.8 million at June 30, 2002 and December 31, 2001, respectively.

       Impairment of Long-Lived Assets. The Company periodically reviews the carrying amounts of property, plant, and equipment and intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, management analyzes the budgeted undiscounted cash flows associated with its property, plant, and equipment and intangible assets. Considerable management judgment is necessary to complete this analysis. Although management believes these estimates to be reasonable, actual results could vary significantly from these estimates. Variances in results could result in changes to the carrying value of the Company’s assets including, but not limited to, recording an impairment for some of these assets in future periods. During the six months ended June 30, 2001, the Company recorded a $9.6 million impairment charge when it abandoned a software system it was developing for use in its back office operations. This charge was included as a component of depreciation and amortization expense.

       Deferred Taxes. As of June 30, 2002, the Company has recorded a net deferred tax asset of $59.1 million, net of a valuation allowance of $27.8 million that the Company established in the first six months of 2002. The Company has concluded that it is more likely than not that the net deferred tax asset of $59.1 million will be realized because the Company could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $59.1 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $59.1 million. The Company’s treatment of its deferred taxes and its tax

TIME WARNER TELECOM INC.

planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

Results of Operations

       The following table sets forth certain data from the Company’s consolidated and condensed unaudited financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with the Company’s consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,					Six Months Ended June 30,

	2002			2001		2002			2001

	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue(1):
Dedicated transport services	$92,828	50%		98,532	45%	187,614	53%		195,468	50%
Switched services	37,184	20		38,799	18	73,929	21		75,697	19
Data and Internet services	21,924	12		15,259	7	42,348	12		30,530	8
Intercarrier compensation	32,640	18		65,307	30	49,404	14		89,329	23

	184,576	100		217,897	100	353,295	100		391,024	100

Costs and expenses (2):
Operating (exclusive of depreciation and amortization shown separately below	72,812	39		81,662	38	146,167	41		160,367	41
Selling, general, and administrative	58,686	32		61,362	28	115,417	33		121,932	31
Depreciation and amortization	57,172	31		46,222	21	114,506	32		98,897	25

Total costs and expenses	188,670	102		189,246	87	376,090	106		381,196	97

Operating income (loss)	(4,094)	(2)		28,651	13	(22,795)	(6)		9,828	3
Interest expense	(25,920)	(14)		(26,334)	(12)	(51,675)	(15)		(61,070)	(16)
Interest income	1,323	1		5,915	3	2,800	1		12,575	3
Investment losses, net	(1,957)	(1)		—	—	(1,957)	(1)		—	—

Net income (loss) before income taxes	(30,648)	(16)		8,232	4	(73,627)	(21)		(38,667)	(10)
Income tax expense (benefit)	150	—		3,847	2	300	—		(14,345)	(4)

Net income (loss)	$(30,798)	(16	) %	4,385	2%	(73,927)	(21	) %	(24,322)	(6	) %

Basic and diluted earnings (loss) per share	$(0.27)			0.04		(0.65)			(0.22)

Weighted average shares outstanding:
Basic	114,753			114,216		114,744			113,021
Diluted	114,753			115,926		114,744			113,021

EBITDA (1)(2)(3)	$53,078	29%		74,873	34%	91,712	26%		108,725	28%
Net cash provided by operating activities	39,928			77,054		8,536			117,195
Net cash used in investing activities	(27,195)			(142,218)		(55,103)			(921,707)
Net cash provided by (used in) financing activities	(1,296)			2,573		(1,956)			1,004,231

(1)	Includes revenue resulting from transactions with affiliates of $7.3 million and $5.7 million in the three months ended June 30, 2002 and 2001, respectively and $15.9 million and $10.7 million for the six months ended June 30, 2002 and 2001, respectively.
(2)	Includes expenses resulting from transactions with affiliates of $4.1 million and $4.0 million in the three months ended June 30, 2002 and 2001, respectively and $8.2 and $8.1 million for the six months ended June 30, 2002 and 2001, respectively.
(3)	“EBITDA” is defined as operating income (loss) before depreciation and amortization expense. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in

TIME WARNER TELECOM INC.

financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company’s management to assess on-going operations and is a measure used to test compliance with certain covenants of the 93/4% Senior Notes, the 101/8% Senior Notes, and the Company’s secured revolving credit facility. As described in footnote 4 under “Financing”, the definition of EBITDA under the Company’s credit facility may differ from the definition of EBITDA discussed herein. EBITDA was the same for both purposes during all periods presented herein. (See “Liquidity and Capital Resources – Financing.”) EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

       Revenue. In the first quarter of 2002, the Company began separately disclosing data and Internet services revenue. This revenue, which had previously been reported as components of dedicated transport and switched services revenue, has become an increasingly important component of the Company’s total revenue base. For a description of data and Internet services provided by the Company, see “Item 1 - Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Also in the first quarter of 2002, the Company began separately disclosing intercarrier compensation revenue, which includes reciprocal compensation and switched access revenue. These items had previously been reported as components of switched services revenue.

       Total revenue decreased $33.3 million, or 15%, to $184.6 million for the three months ended June 30, 2002, from $217.9 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation of $13.9 million and $37.0 million in the three months ended June 30, 2002 and 2001, respectively, total revenue decreased $10.2 million. Revenue from the provision of dedicated transport services decreased $5.7 million, or 6%, to $92.8 million for the three months ended June 30, 2002, from $98.5 million for the comparable period of 2001. Switched services revenue decreased $1.6 million to $37.2 million for the three months ended June 30, 2002, from $38.8 million for the comparable period in 2001. The decreases in dedicated transport and switched services revenue resulted primarily from the impacts of the slowing economy, and in particular, continued customer disconnections. In addition, dedicated transport and switched services revenue for the months ended June 30, 2001 included $1.8 million in non-recurring revenue for services provided to the GST bankruptcy estate and transitional customers.

       Data and Internet services revenue increased $6.7 million, or 44%, to $21.9 million for the three months ended June 30, 2002, from $15.2 million for the comparable period in 2001. The increase primarily resulted from an increase in demand for Internet services. In addition, during 2001, the Company upgraded its IP backbone to increase its capacity to provide Internet services.

       Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $32.7 million, or 50%, to $32.6 million for the three months ended June 30, 2002, from $65.3 million for the comparable 2001 period. Excluding the impact of non-recurring reciprocal compensation revenue of $13.9 million and $37.0 million in the three months ended June 30, 2002 and 2001, respectively, intercarrier compensation revenue decreased 34% for the three months ended June 30, 2002 compared to the comparable period in 2001. The decrease in intercarrier compensation revenue reflects a reduction in rates resulting from FCC orders and contractual decreases as well as a reduction in the total minutes terminating to the Company’s customers due to disconnection of service by dial-up ISP customers. The Company expects that intercarrier compensation revenue will continue to decline as rate decreases are phased in through mid-2003.

       Operating Expenses. The Company’s operating expenses consist of costs directly related to the operation and maintenance of the networks and the provision of the Company’s services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other competitors, and long distance carriers for facility leases and interconnection. The fact that the Company carries a significant portion of its traffic on its own fiber infrastructure enhances the Company’s ability to control its costs. Operating expenses decreased $8.9 million, or 11%, to $72.8 million for the three months ended June 30, 2002, from $81.7 million for the comparable period in 2001. The decrease in operating expenses incurred is primarily due to a decrease in employee costs, including the cost reductions

TIME WARNER TELECOM INC.

from the consolidation of the Company’s network operations centers in the fourth quarter of 2001 and the workforce realignment in the second quarter of 2002, decreases in right-of-way fees, and to efficiencies gained from integrating the GST acquired assets over the past year. Operating expenses represented 43% and 45% of revenue, excluding the impact of non-recurring reciprocal compensation, for the three months ended June 30, 2002 and 2001, respectively.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $2.7 million, or 4%, to $58.7 million for the three months ended June 30, 2002, from $61.4 million for the comparable period in 2001. Selling, general, and administrative costs were 34% of revenue, excluding the impact of non-recurring reciprocal compensation revenue, in each of the three month periods ended June 30, 2002 and 2001. The decrease in the dollar amount of selling, general, and administrative costs primarily results from a decrease in advertising, consulting expenses, and travel costs. These decreases were partially offset by an increase in bad debt expense resulting from an increase in customer bankruptcies and other customer financial difficulties. Bad debt expense represented 5% and 4% of recurring revenue for the three months ended June 30, 2002 and 2001, respectively. Previously, the Company expected the dollar amount of bad debt expense to fluctuate proportionally with revenue. However, as a result of an increase in customer bankruptcies beginning in 2001 and adverse economic conditions generally, bad debt expense as a percentage of revenue has continued to increase.

       EBITDA. EBITDA decreased $21.8 million, or 29%, to $53.1 million for the three months ended June 30, 2002, from $74.9 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation, EBITDA improved $1.3 million during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. EBITDA was 23% of revenue, excluding the impact of non-recurring reciprocal compensation, during the three months ended June 30, 2002 compared to 21% for the comparable period in 2001. The improvement in EBITDA margin is the result of certain operating efficiencies realized as the Company has integrated the GST asset acquisition over the past year and has implemented cost reduction measures, including reductions in headcount due to the consolidation of the Company’s network monitoring operations, and reductions in spending on advertising, consulting, and travel costs. The Company’s EBITDA is calculated by excluding the non-cash impacts of depreciation and amortization from operating income or loss. The Company believes that EBITDA trends are a valuable indication of whether the Company’s operations are able to produce operating cash flows to fund working capital needs, to service debt obligations, and to fund capital expenditures. The funds depicted by EBITDA are currently used for these purposes. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for a measure of performance prepared in accordance with GAAP.

       Depreciation and Amortization Expense. Depreciation and amortization expense increased $11.0 million, or 24%, to $57.2 million for the three months ended June 30, 2002, from $46.2 million for the comparable period in 2001. The increase is primarily the result of capital expenditures and assets placed in service between June 30, 2001 and June 30, 2002.

       Interest Expense. Interest expense decreased $414,000 to $25.9 million in the three months ended June 30, 2002, from $26.3 million for the comparable period in 2001. The decrease in interest expense primarily reflects a decline in the variable interest rate applicable to the $250 million outstanding balance under the Company’s credit facility. The rate, which varies based on a specific Eurodollar rate, equaled 5.9% as of June 30, 2002, compared to 8.7% at June 30, 2001.

       Interest Income. Interest income decreased $4.6 million to $1.3 million for the three months ended June 30, 2002, from $5.9 million for the comparable period in 2001. The decrease reflects the decrease in cash, cash equivalents, and marketable debt securities between the second quarters of 2001 and 2002 as well as an overall decrease in interest rates earned on such assets.

       Investment Losses. During the three months ended June 30, 2002, the Company recognized a loss of $2.4 million when it determined that losses on certain investments were not temporary in nature. Partially

TIME WARNER TELECOM INC.

offsetting the loss was a gain on exchange of shares in a privately held company for shares in a publicly held company.

       Income Taxes. Income tax expense decreased to $150,000 for the three months ended June 30, 2002, from $3.8 million for the comparable period in 2001. The decrease is a result of tax expense recognized in the second quarter of 2001 based upon profits in that quarter. For the three months ended June 30, 2002, the Company increased the valuation allowance for deferred taxes by $11.4 million. As of June 30, 2002, net deferred tax assets totaled $59.1 million. The Company believes that all its deferred tax assets will be realized through future taxable income. The $59.1 million in net deferred tax assets represents the Company’s best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire.

       Net Loss. Net loss increased $35.2 million to a loss of $30.8 million for the three months ended June 30, 2002, from net income of $4.4 million for the comparable period in 2001. The change primarily resulted from a $23.1 million decrease in non-recurring reciprocal compensation during the three months ended June 30, 2002, compared to the three months ended June 30, 2001, decreased intercarrier compensation revenue and increased depreciation and amortization expense related to market expansion throughout 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

       Revenue. Total revenue decreased $37.7 million, or 10%, to $353.3 million for the six months ended June 30, 2002, from $391.0 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation of $13.9 million and $37.0 million in the six months ended June 30, 2002 and 2001, respectively, total revenue decreased $14.6 million. Revenue from the provision of dedicated transport services decreased $7.9 million, or 4%, to $187.6 million for the six months ended June 30, 2002, from $195.5 million for the comparable period in 2001. Switched services revenue decreased $1.8 million to $73.9 million for the six months ended June 30, 2002, from $75.7 million for the comparable period in 2001. Transport and switched services revenue for the six months ended June 30, 2001, included $6.4 million in non-recurring revenue related to service provided to the GST bankruptcy estate and transitional customers. The remaining decrease in transport and switched services resulted primarily from the impacts of a slowing economy, and in particular, continued customer disconnections.

       Data and Internet services revenue increased $11.8 million, or 39%, to $42.3 million for the six months ended June 30, 2002, from $30.5 million for the comparable period in 2001. The increase primarily resulted from an increase in demand for Internet services and to the Company’s upgrade of its IP backbone during 2001.

       Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $39.9 million, or 45%, to $49.4 million for the six months ended June 30, 2002, from $89.3 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation of $13.9 million and $37.0 million, intercarrier compensation revenue decreased $16.8 million. The decrease in intercarrier compensation revenue reflects a reduction in rates resulting from FCC orders and contractual decreases as well as a reduction in the total minutes terminating to the Company’s customers due to disconnection of service by dial-up ISP customers.

       Operating Expenses. Operating expenses decreased $14.2 million, or 9%, to $146.2 million for the six months ended June 30, 2002, from $160.4 million for the comparable period in 2001. The decrease in operating expenses is primarily due to a decrease in employee costs, including the cost reductions from the consolidation of the Company’s network operations centers in the fourth quarter of 2001 and the workforce realignment in the second quarter of 2002, decreases in right-of-way fees, and to efficiencies gained in integrating the acquired GST assets over the past year. Operating expense represented 43% and 45% of revenue, excluding the impact of non-recurring reciprocal compensation revenue, for the six months ended June 30, 2002 and 2001, respectively.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $6.5 million, or 5%, to $115.4 million for the six months ended June 30, 2002, from $121.9 million

TIME WARNER TELECOM INC.

for the comparable period in 2001. Selling, general, and administrative expenses were 34% of revenue, excluding the impact of non-recurring revenue, in each of the six month periods ended June 30, 2002 and 2001. The decrease in the dollar amount of selling, general, and administrative expenses primarily results from a decrease in advertising, consulting expenses, and travel costs. These decreases were partially offset by an increase in bad debt expense resulting from an increase in customer bankruptcies and other customer financial difficulties. Bad debt expense represented 5% and 4% of recurring revenue for the six months ended June 30, 2002 and 2001, respectively.

       EBITDA. EBITDA decreased $17.0 million, or 16%, to $91.7 million for the six months ended June 30, 2002, from $108.7 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation, EBITDA improved $6.1 million during the six months ended June 30, 2002, compared to the same period of 2001. EBITDA was 23% of revenue, excluding the impact of non-recurring reciprocal compensation revenue, during the six months ended June 30, 2002, compared to 20% for the six months ended June 30, 2001. The improvement in EBITDA margin is the result of certain operating efficiencies realized as the Company has integrated the GST asset acquisition over the past year and has implemented cost reduction measures, including reductions in headcount due to the consolidation of the Company’s network monitoring operations and reductions in spending on advertising, consulting, and travel costs. The Company’s EBITDA is calculated by excluding the non-cash impacts of depreciation and amortization from operating income or loss. The Company believes that EBITDA trends are a valuable indication of whether the Company’s operations are able to produce operating cash flows to fund working capital needs, to service debt obligations, and to fund capital expenditures. The funds depicted by EBITDA are currently used for these purposes. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for a measure of performance prepared in accordance with GAAP.

       Depreciation and Amortization Expense. Depreciation and amortization expense increased $15.6 million, or 16%, to $114.5 million for the six months ended June 30, 2002, from $98.9 million for the comparable period in 2001. Excluding the impact of a $9.6 million impairment of certain non-revenue generating assets in the first quarter of 2001, depreciation expense increased $25.2 million, or 28%. The increase in depreciation and amortization expense was primarily attributable to capital expenditures made between June 30, 2001 and June 30, 2002.

       Interest Expense. Interest expense decreased $9.4 million to $51.7 million in the six months ended June 30, 2002, from $61.1 million for the comparable period in 2001. In the first quarter of 2001, the Company incurred a one-time charge to write off $5.8 million in costs related to a $700 million senior unsecured bridge facility used to initially finance the acquisition of the GST assets. The decrease in interest expense also reflects a decline in the variable interest rate applicable to the $250 million outstanding balance under the Company’s credit facility. The rate, which varies based on a specific Eurodollar rate, equaled 5.9% at June 30, 2002, as compared to 8.7% as of June 30, 2001.

       Interest Income. Interest income decreased $9.8 million to $2.8 million for the six months ended June 30, 2002, from $12.6 million in the comparable period in 2001. The decrease reflects the decrease in cash, cash equivalents, and marketable debt securities between June 30, 2001 and 2002, as well as an overall decrease in interest rates earned on such assets.

       Investment Losses. During the six months ended June 30, 2002, the Company recognized a loss of $2.4 million when it determined that losses on certain investments were not temporary in nature. Partially offsetting the loss was a gain on exchange of shares in a privately held company for shares in a publicly held company.

       Income Taxes. Income tax expense increased to $300,000 for the six months ended June 30, 2002 ,from a benefit of $14.3 million for the comparable period in 2001. During 2002, the Company established a valuation allowance for deferred taxes of $27.8 million that reduced its net deferred tax asset. In the same period of 2001, the Company had recorded the full deferred tax benefit on its pre-tax loss. As of June 30, 2002, net deferred tax assets totaled $59.1 million. The Company believes that all its deferred tax assets will be realized through future taxable income. The $59.1 million in net deferred tax assets represents the

TIME WARNER TELECOM INC.

Company’s best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire.

       Net Loss. Net loss increased $49.6 million to a loss of $73.9 million for the six months ended June 30, 2002, from a net loss of $24.3 million for the comparable period in 2001. The change primarily resulted from a $23.1 million decrease in non-recurring reciprocal compensation, the $27.8 million valuation allowance provided against deferred tax assets for the six months ended June 30, 2002, and a $15.6 million increase in depreciation and amortization. These changes were partially offset by a $9.4 million decrease in net interest costs.

Liquidity and Capital Resources

       Operations. Cash provided by operating activities was $8.5 million for the six months ended June 30, 2002, compared to $117.2 million for the comparable period in 2001. This decrease in cash provided by operating activities primarily relates to changes in working capital liability accounts, including accounts payable and accrued interest. During the first six months of 2002, the Company’s accounts payable balances decreased by $26.0 million. In the first six months of 2001, the balance in accrued interest increased by approximately $22.7 million due to the timing of interest payments and the Company’s financing activities.

       The expenditures incurred by the Company to enter new markets, together with initial operating expenses, will generally result in negative EBITDA and operating losses for the new market until an adequate customer base and revenue stream for the market has been established. Historically, networks constructed in the Company's new markets have produced negative EBITDA for at least two years after commencing operations. However, given the downturn in the telecommunciations sector that began in early 2001, the Company anticipates that networks in its new markets may take longer than two years to generate psitive EBITDA. Additionally, the Company currently expects the operations related to the assets purchased from GST to generate negative EBITDA as a result of the Company’s investment in additional sales personnel for these networks and further build-out until an adequate customer base and revenue stream for the networks have been established. Although overall the Company expects to continue to generate positive EBITDA in the future as it reduces its expansion into new markets, expands its business in existing markets, and completes cost saving initiatives relating to the assets acquired from GST, there is no assurance that the Company will sustain the current level of EBITDA or sufficient positive EBITDA to meet its working capital requirements, comply with its debt covenants, and service its indebtedness. The Company’s EBITDA is calculated by excluding the non-cash impacts of depreciation and amortization from operating income or loss. The Company believes that EBITDA trends are a valuable indicator of whether the Company’s operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. The funds depicted by EBITDA are currently used for these purposes.

       Investing. Cash used in investing activities was $55.1 million for the six months ended June 30, 2002, compared to $921.7 million for the comparable period in 2001. During the six months ended June 30, 2001, cash used in investing included $651.7 million used to complete the GST asset acquisition and $242.7 million in capital expenditures. The Company’s 2001 capital expenditures included expansion into five additional markets and additional capital investment required for the assets purchased from GST. Capital expenditures in the six months ended June 30, 2002, totaled $67.0 million. In 2002, the Company anticipates that its capital expenditures will be between $150 million and $200 million because it does not plan to expand into additional markets and because revenue growth has slowed over the past year. In 2002, the Company anticipates that capital expenditures will generally be limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, capital items related to infrastructure maintenance, and upgrades and enhancements to its back office systems. The Company has increased its operational efficiencies by pursuing a disciplined approach to capital expenditures. The Company’s capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return.

       While the Company intends to continue to leverage its relationship with AOL Time Warner in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner Cable does not conduct cable operations, the Company may incur costs in excess of those historically incurred when

TIME WARNER TELECOM INC.

expanding into existing Time Warner Cable service areas. In addition, Time Warner Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under existing capacity license agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as currently provided for under certain operating agreements, the Company may be required to obtain additional capacity on more expensive terms. The Company continually explores other business opportunities with AOL Time Warner.

       Financing. Net cash used in financing activities for the six months ended June 30, 2002, was $2.0 million and was primarily related to the payment of capital lease obligations. For the six months ended June 30, 2001, net cash provided by financing activities totaled $1.0 billion and included the debt and equity transactions discussed below.

       In order to fund the GST asset acquisition, the development of those assets, and its other capital expenditure needs, in December 2000 the Company replaced its $475 million senior secured revolving credit facility with a $1 billion amended and restated senior secured credit facility which provides for $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. In December 2000, the Company was required to draw and hold in escrow $179 million of the credit facility until the closing of the GST asset acquisition, at which time the draw increased to $250 million. The obligations under the senior secured credit facility are secured by substantially all of the assets of the Company’s subsidiaries, including the assets acquired from GST. In addition, the Company has pledged its equity interests in its subsidiaries as collateral.

       Interest on the $250 million drawn under the credit facility is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.9% on June 30, 2002. Interest is payable at least quarterly. Based on the rate in effect and the outstanding balance on June 30, 2002, aggregate annual interest payments are expected to be approximately $15 million through 2008. These anticipated payments will fluctuate with changes in amounts borrowed and changes in the interest rate.

       In January 2001, the Company issued $400 million principal amount of 101/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $747/16 per share. The proceeds from the issuance of Class A common stock and a portion of the proceeds from the issuance of the 101/8% Senior Notes were used to repay a senior unsecured bridge loan facility under which the Company borrowed $700 million to initially finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense in the first quarter of 2001. In connection with the issuance of Class A common stock, approximately $23.3 million of unamortized deferred financing costs were recorded in additional paid-in capital in the first quarter of 2001.

       The $400 million principal amount of 93/4% Senior Notes that the Company issued in July 1998 are unsecured, unsubordinated obligations of the Company. Interest on the 93/4% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the 93/4% Senior Notes are expected to be approximately $39 million. The 93/4% Senior Notes are required to be repaid on July 15, 2008.

       The $400 million principal amount of 101/8% Senior Notes that the Company issued in the first quarter of 2001 are unsecured, unsubordinated obligations of the Company. Interest on the 101/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 101/8% Senior Notes are expected to be approximately $41 million. The 101/8 Senior Notes are required to be repaid on February 1, 2011.

       The 93/4% Senior Notes and the 101/8% Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

TIME WARNER TELECOM INC.

       The Company is aware that its outstanding 93/4% Senior Notes and 101/8% Senior Notes are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, the Company or its affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. Such a transaction may require the consent of greater than 50% of the lenders of the senior secured credit facility, depending on the source of funds used for any such activity. The Company will evaluate any such transactions in light of market conditions, taking into account its liquidity and prospects for future access to capital.

       The Company expects that the $323.6 million in cash, cash equivalents, and marketable debt securities at June 30, 2002, and borrowings under the $1 billion credit facility, of which $750 million was undrawn as of June 30, 2002, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital expenditures and liquidity needs to operate its business as currently planned and to service its current and future debt. The Company’s ability to draw down upon the available commitments under its credit facility is subject to compliance with all of the covenants contained in the credit agreement and the continued ability to make certain representations and warranties. These representations include the absence of liens on the Company’s properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on the Company and its subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although the Company believes that it presently meets all of the conditions to making further draws under the credit facility, factors beyond the Company’s control could cause the Company to fail to meet these conditions.

       The Company’s credit facility contains certain financial covenants, including leverage and interest coverage ratios. These ratios are primarily derived from EBITDA and debt levels, and are summarized in the table below. As of June 30, 2002, the Company was in compliance with all of its covenants under its debt agreements.

TIME WARNER TELECOM INC.

Performance Requirements

Ratio (1)	Calculation (2)	Period (3)	Ratio

less than:
Senior Leverage Ratio	Consolidated total debt less senior notes and cash in excess of $50 million, divided by annualized EBITDA (4) for the most recent quarter	01/01/02 - 06/30/02 07/01/02 - 12/31/02 01/01/03 - thereafter	4.00 to 1.0 3.50 to 1.0 3.00 to 1.0
less than:
Consolidated Leverage Ratio	Consolidated total debt less cash in excess of $50 million, divided by annualized EBITDA for the most recent quarter	01/01/02 - 03/31/02 04/01/02 - 06/30/02 07/01/02 - 09/30/02 10/01/02 - 12/31/02	10.00 to 1.0 8.00 to 1.0 7.00 to 1.0 6.00 to 1.0
		01/01/03 - 03/31/03	5.50 to 1.0
		04/01/03 - thereafter	5.00 to 1.0

greater than:
Consolidated Interest Coverage Ratio	Consolidated EBITDA for the most recent four quarters divided by consolidated interest expense for the most recent four quarters.	07/01/02 - 09/30/02 10/01/02 - 12/31/02 01/01/03 - 06/30/03 07/01/03 - thereafter	1.00 to 1.0 1.25 to 1.0 1.50 to 1.0 2.00 to 1.0

greater than:
Consolidated Debt Service Coverage Ratio	Consolidated EBITDA for the most recent four quarters divided by the sum of consolidated interest expense for the most recent four quarters plus scheduled principal payments on debt for the following four quarters.	Commencing 12/31/04	1.50 to 1.0

(1)	As defined in the credit agreement. The credit agreement has been incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as Exhibit 10.16.
(2)	The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.
(3)	As measured on the last day of a fiscal quarter.
(4)	EBITDA is defined in the credit agreement as consolidated net income for the period plus income tax expense, interest expense, depreciation and amortization expense, and non-recurring non-cash losses minus interest income and any extraordinary gains. This definition may result in a different calculation of EBITDA during quarters where there are non-recurring gains and losses than the Company’s definition of EBITDA appearing under “Results of Operations” and discussed elsewhere in this report.

       A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause the Company to fail to meet the required minimum ratios. Although the Company currently believes that it will continue to be in compliance with its covenants, factors outside the Company’s control including further deterioration of the economy, an acceleration of customer disconnects, or a significant reduction in demand for the Company’s services without adequate reductions in capital expenditures and operating expenses could cause the Company to fail to meet its covenants. If the Company’s revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above without adequate reductions in capital expenditures, the Company would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity. These measures could include reductions in certain discretionary expenditures such as training, travel, and employee benefits, reductions in headcount, or shutting down less profitable operations. The Company has already implemented tight controls over expense and capital spending, and in April 2002 the Company implemented a workforce realignment, eliminating approximately 140 job positions.

       The senior secured credit facility also limits the ability of the Company to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures. In addition, the senior secured facility includes cross default provisions under which the Company is deemed to be in default under that facility if it defaults under any of the other material outstanding obligations, such as the 93/4% Senior Notes or the 101/8% Senior Notes. Failure to meet these covenants would preclude the Company from drawing funds under the credit facility unless the lenders agree to modify the covenants and could potentially cause an acceleration of the repayment schedule. Although the Company believes its relationships with its lenders are good, there is

TIME WARNER TELECOM INC.

no assurance that the Company would be able to obtain the necessary modifications on acceptable terms. In the event that the Company’s plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company’s growth and operations, or if the Company consummates acquisitions or joint ventures, the Company would be required to seek additional capital. The Company’s revenue and costs are partially dependent upon factors that are outside the Company’s control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of the Company’s future capital expenditures and expansion plans. Any additional sources of financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements. The Company's Class B stockholders are under no obligation to make any additional investments in the Company or to provide guaranties for debt financing by banks or other financing sources.

       Commitments. The Company’s long-term commitments have not materially changed from those disclosed in the Company’s filing on Form 10-K for the year ended December 31, 2001.

Effects of Inflation

       Historically, inflation has not had a material effect on the Company.

Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows for the six months ended June 30, 2002. Had these statements been in effect on January 1, 2001, the Company would not have recorded approximately $522,000 and $946,000 in amortization expense, net of tax, during the three and six months ended June 30, 2001, and net income (loss) and basic and diluted earnings (loss) per share would have been $4.9 million and $(23.4) million and $0.04 and $(0.21), respectively.

       In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operation for a disposal of a segment of a business. SFAS 144 was adopted by the Company on January 1, 2002, and has not had a significant impact on its financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company’s cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing arrangements.

       The following table provides information at June 30, 2002 about the Company’s investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

TIME WARNER TELECOM INC.

2002 Maturities

(dollar amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$139,071
Weighted average interest rate	1.8%
Corporate and municipal debt securities	$148,460
Weighted average interest rate	2.0%

      At June 30, 2002, the fair values of the Company’s fixed rate 93/4% Senior Notes due 2008 and the Company’s fixed rate 101/8% Senior Notes due 2011 were approximately $176 million each, as compared to a carrying value of $400 million each on the same date, based on market prices.

      Interest on amounts drawn under the $1 billion credit facility varies based on a specific Eurodollar rate. Based on the $250 million outstanding balance as of June 30, 2002, a one-percent change in the applicable rate would change the amount of interest paid annually by $2.5 million.

Part II

Other Information

Item 1.	Legal Proceedings The Company has no material legal proceedings pending.
Item 4.	Submission of Matters to a Vote of Security Holders
	(a)	The Annual Meeting of Stockholders of Time Warner Telecom Inc. was held on June 28, 2002 (the “2002 Annual Meeting”).
	(b)(c)	The following matters were voted upon at the 2002 Annual Meeting:
(i) The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2003:

	Votes For	Votes Withheld

Larissa L. Herda	695,322,725	385,398
Glenn A. Britt	693,089,192	2,618,931
Bruce L. Claflin	695,218,426	489,697
Richard J. Davies	693,081,859	2,626,264
Spencer B. Hayes	693,089,599	2,618,524
Lisa A. Hook	688,049,652	2,658,471
Robert J. Miron	695,309,876	398,247
Theodore H. Schell	695,219,126	488,997
Mary Agnes Wilderotter	695,330,636	377,487

(ii)	Ratification of the appointment of Ernst & Young LLP as independent auditors of Time Warner Telecom Inc. for 2002:

Votes For	695,168,933
Votes Against	532,813
Abstentions	6,377
Broker Non-Votes	0

TIME WARNER TELECOM INC.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

None.

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

99.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.
99.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

TIME WARNER TELECOM INC.

Signature

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: August 14, 2002	By:	/s/ Jill R. Stuart Jill R. Stuart Vice President, Accounting and Finance and Chief Accounting Officer