Form 10-Q
period 2002-09-30
TIME WARNER TELECOM INC
filed 2002-11-14
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-30218

TIME WARNER TELECOM INC.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1500624 (I.R.S. Employer Identification Number)

10475 Park Meadows Drive Littleton, Colorado (Address of principal executive offices)	80124 (Zip Code)

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
Yes ☒ No ☐

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of October 31, 2002 was:

Time Warner Telecom Inc. Class A common stock — 48,890,771 shares
Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(unaudited)
	(amounts in thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$305,026	365,600
Marketable debt securities	4,020	18,454
Receivables, less allowances of $26,279 and $29,778, respectively	64,351	78,431
Prepaid expenses	8,531	3,305
Deferred income taxes	22,573	35,570

Total current assets	404,501	501,360

Property, plant, and equipment	2,375,228	2,286,278
Less accumulated depreciation	(647,948)	(475,182)

	1,727,280	1,811,096

Deferred income taxes	36,516	23,630
Goodwill, net of accumulated amortization	26,773	26,773
Intangible and other assets, net of accumulated amortization (notes 1 and 2)	29,718	36,095

Total assets	$2,224,788	2,398,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$45,807	79,429
Deferred revenue	43,894	47,528
Other current liabilities	248,768	259,916

Total current liabilities	338,469	386,873

Long-term debt and capital lease obligations (note 3)	1,058,256	1,063,368

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 48,890,771 and 48,789,111 shares issued and outstanding in 2002 and 2001, respectively	489	488
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2002 and 2001	659	659
Additional paid-in capital	1,167,240	1,165,804
Accumulated other comprehensive loss, net of taxes	—	(206)
Accumulated deficit	(340,325)	(218,032)

Total stockholders’ equity	828,063	948,713

Total liabilities and stockholders’ equity	$2,224,788	2,398,954

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(amounts in thousands, except per share amounts)

Revenue (a):
Dedicated transport services	$92,556	98,193	280,170	293,661
Switched services	36,078	38,950	110,007	114,647
Data and Internet services	23,410	15,507	65,758	46,037
Intercarrier compensation	15,121	20,075	64,525	109,404

Total revenue	167,165	172,725	520,460	563,749

Costs and expenses (a):
Operating (exclusive of depreciation and amortization shown separately below)	70,799	77,505	216,966	237,872
Selling, general, and administrative	56,293	58,238	171,710	180,170
Depreciation and amortization	61,763	51,951	176,269	150,848

Total costs and expenses	188,855	187,694	564,945	568,890

Operating loss	(21,690)	(14,969)	(44,485)	(5,141)

Interest expense	(26,760)	(26,980)	(78,435)	(88,050)
Interest income	1,517	3,795	4,317	16,370
Investment losses, net	(1,283)	(1,464)	(3,240)	(1,464)

Net loss before income taxes	(48,216)	(39,618)	(121,843)	(78,285)

Income tax expense (benefit)	150	(15,295)	450	(29,640)

Net loss	$(48,366)	(24,323)	(122,293)	(48,645)

Basic and diluted loss per share	$(0.42)	(0.21)	(1.07)	(0.43)

Weighted average shares outstanding:
Basic	114,827	114,340	114,772	113,466

Diluted	114,827	114,340	114,772	113,466

(a) Includes revenue and expenses resulting from transactions with affiliates (note 4):

Revenue	$5,966	6,458	21,828	18,051

Operating expenses	$754	680	2,239	2,038

Selling, general, and administrative	$403	452	1,197	1,222

Depreciation and amortization	$3,001	2,977	8,967	8,908

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(122,293)	(48,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	176,269	150,848
Impairment of deferred debt issue costs	—	5,814
Investment losses, net	3,240	1,464
Stock-based compensation	1,201	393
Amortization of deferred debt issue costs	3,440	3,334
Deferred income tax benefit	—	(29,874)
Changes in operating assets and liabilities, net of the effect of an acquisition:
Receivables and prepaid expenses	8,804	(3,135)
Accounts payable, deferred revenue, and other current liabilities	(48,348)	26,817
Accrued reorganization	(2,223)	—

Net cash provided by operating activities	20,090	107,016

Cash flows from investing activities:
Capital expenditures	(92,096)	(337,136)
Cash paid for an acquisition	—	(651,689)
Purchases of marketable securities	(8,566)	(71,073)
Proceeds from maturities of marketable securities	23,000	58,624
Other investing activities	—	3,363

Net cash used in investing activities	(77,662)	(997,911)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	532,178
Net proceeds from issuance of debt	—	1,159,586
Repayments of debt	—	(700,000)
Net proceeds from issuance of common stock upon exercise of stock options	145	12,604
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	90	1,004
Payment of capital lease obligations	(3,237)	(2,120)
Deferred debt issue costs, net	—	1,078

Net cash provided by (used in) financing activities	(3,002)	1,004,330

Increase (decrease) in cash, cash equivalents, and cash held in escrow	(60,574)	113,435
Cash, cash equivalents, and cash held in escrow at beginning of period	365,600	250,739

Cash and cash equivalents at end of period	$305,026	364,174

Supplemental disclosures of cash flow information:
Cash paid for interest	$98,240	82,468

Tax benefit related to exercise of non-qualified stock options	$—	17,174

Cash paid for income taxes	$477	728

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2002
(Unaudited)

	Common Stock

	Class A		Class B

	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss, net of taxes	Accumulated deficit	Total stockholders’ equity

	(amounts in thousands)
Balance at December 31, 2001	48,789	$488	65,937	$659	1,165,804	(206)	(218,032)	948,713

Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	206	—	206
Net loss	—	—	—	—	—	—	(122,293)	(122,293)

Comprehensive loss								(122,087)

Shares issued for cash in connection with the exercise of stock options	10	—	—	—	145	—	—	145

Shares issued for cash in connection with the employee stock purchase plan	67	1	—	—	89	—	—	90

Stock based compensation	25	—	—	—	1,202	—	—	1,202

Balance at September 30, 2002	48,891	$489	65,937	$659	1,167,240	—	(340,325)	828,063

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

September 30, 2002
(unaudited)

1.       Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a fiber, facilities-based provider of metropolitan and regional optical broadband networks and services to business customers in 44 metropolitan markets in the United States. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services.

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 2002, the Class B stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

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

Basis of Consolidation

The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with AOL Time Warner are disclosed as related party transactions.

Investments

Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried, net of taxes, as a component of accumulated other comprehensive loss in stockholders’ equity. Other equity investments which are not considered marketable securities and in which the Company’s ownership interest is less than 20%

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

At September 30, 2002, the fair value of the Company’s available-for-sale securities totaled $440,000. During the nine months ended September 30, 2002, the Company recognized a net loss of $3.2 million on investments. The net loss included $2.7 million in losses related to marketable securities whose decline in value was not temporary in nature and a $1.0 million impairment on an equity investment in a non-public company that is not considered a marketable security. These losses were partially offset by a $400,000 gain on the exchange of shares in a privately held company for shares in a publicly held company.

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

Impairment of Assets

During the nine months ended September 30, 2001, the Company recorded a $9.6 million impairment charge when it abandoned a software system it was developing for use in its back office operations. In the third quarter of 2002, the Company recorded impairment charges totaling $3.5 million for obsolete assets taken out of service. These charges were included as a component of depreciation and amortization expense. During the fourth quarter of 2001, the Company recorded a $2.4 million impairment charge related to the decision to consolidate its network operations centers as described in Note 5 to the consolidated and condensed financial statements. The charge represents the difference between the expected sales value of the facilities and their book value and was included as a component of the restructure charge in the consolidated statements of operations for the year ended December 31, 2001.

Revenue

The Company’s revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services. The Company’s customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), and governmental entities.

Revenue for dedicated transport, data, Internet, and the majority of switched services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access services and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (‘‘LECs’’) for local exchange traffic originated by other LECs and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. Reciprocal compensation represented 5% and 6% of revenue, excluding the effects of the recognition of $13.9 million and $37.0 million of non-recurring reciprocal compensation revenue during the nine months ended September 30, 2002 and 2001, respectively. The non-recurring amounts reflect recognition of reciprocal compensation revenue previously deferred under the Company’s revenue recognition policy, resulting from resolution of disputed reciprocal compensation billing with other LECs. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic has reduced rates and will further reduce rates in June 2003. The ruling also capped the number of minutes for which ISP-bound traffic can be compensated. In some cases, the Company’s contractual right to receive reciprocal compensation for traffic terminated to its ISP customers was dependent on the outcome of regulatory proceedings addressing reciprocal compensation. The impact of the FCC’s ruling on the payment of reciprocal compensation under some of those agreements is still in dispute with certain ILECs. As of September 30, 2002, the Company had deferred recognition of $16.4 million in reciprocal compensation revenue for payments in dispute that may be subject to adjustment based on regulatory rulings or contractual negotiations. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is an element of intercarrier compensation revenue that represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of competitive local exchange carriers (“CLECs”), such as the Company, have been less regulated. However, the FCC released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Pursuant to that order, the Company’s rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. The order does not affect rates under contracts that the Company has entered into with certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other CLECs have appealed the order in federal appeals court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. Switched access revenue represented 5% and 7% of total revenue, excluding the effects of the recognition of $13.9 million and $37.0 million of non-recurring reciprocal compensation during the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company has contracts with certain carriers that have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of the Company’s total revenue due to further mandated rate reductions that will occur through June 2004, and contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources.

Receivables

The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Considerable management

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers continues to deteriorate, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $26.3 million and $29.8 million at September 30, 2002 and December 31, 2001, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 46% and 48% of the Company’s consolidated revenue for the nine months ended September 30, 2002 and 2001, respectively. Excluding intercarrier compensation revenue, the Company’s top 10 customers would have accounted for 36% and 31% of the Company’s total revenue for the nine months ended September 30, 2002 and 2001, respectively. Intercarrier compensation revenue would not go away with the loss of any particular customer and therefore this measure more closely reflects revenue generated directly by these customers. WorldCom, Inc. (“WorldCom”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 12% of the Company’s total revenue during the nine months ended September 30, 2002 and 2001. Subsequent to September 30, the Company received notice from WorldCom to disconnect certain services representing approximately 0.7% of the Company’s recurring revenue. The Company expects further disconnection of WorldCom services. While the revenue impact of further service disconnection is not currently known, the amount could be significant. No other customer, including customers that direct their business through long distance carriers, accounted for 10% or more of total revenue for the nine months ended September 30, 2002. In the nine months ended September 30, 2002, the three companies that individually represented more than 5% of total revenue were WorldCom, AT&T Corp., and Qwest Communications.

Income Taxes

As of September 30, 2002, the Company has recorded a net deferred tax asset of $59.1 million, net of a valuation allowance of $46.1 million that the Company established in the first nine months of 2002. The Company has concluded that it is more likely than not that the net deferred tax asset of $59.1 million will be realized because the Company could utilize tax planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $59.1 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $59.1 million.

Segment Reporting

As of September 30, 2002, the Company operated in 44 metropolitan markets. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 service areas to be aggregated and reported as one line of business.

Loss Per Common Share and Potential Common Share

Basic loss per share for all periods presented herein was computed by dividing the net loss by the weighted average shares outstanding for the period.

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Set forth below is a reconciliation of the basic and diluted loss per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(amounts in thousands, except per share amounts)
Net loss for basic and diluted loss per share	$(48,366)	(24,323)	(122,293)	(48,645)

Weighted-average number of shares-basic	114,827	114,340	114,772	113,466

Dilutive effect of stock options	—	—	—	—

Weighted-average number of shares-diluted	114,827	114,340	114,772	113,466

Loss per share:
Basic	$(0.42)	(0.21)	(1.07)	(0.43)

Diluted	(0.42)	(0.21)	(1.07)	(0.43)

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (“SFAS 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002 and, as required, the Company completed its transitional impairment test as of January 1, 2002. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows. If these statements were in effect on January 1, 2001, the Company would not have recorded approximately $473,000 and $1.4 million in amortization expense, net of tax, during the three and nine months ended September 30, 2001, and net loss and basic and diluted loss per share would have been $23.9 million and $47.2 million and $0.21 and $0.42, respectively.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Operations for a disposal of a segment of a business. SFAS 144 was adopted by the Company on January 1, 2002 and to date has not had a significant impact on the Company’s financial position, results of operations, or cash flows.

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

The accounting for the GST asset acquisition is summarized as follows (amounts in thousands):

Recorded value of fixed assets acquired	$683,784
Receivables, prepaids, and other assets	28,271
Deposit paid in 2000	(10,000)
Assumed liabilities	(50,366)

Cash paid for acquisition in 2001	$651,689

3.       Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	September 30, 2002	December 31, 2001

	(amounts in thousands)
9 3/4% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Credit Facility	250,000	250,000
Capital lease obligations	14,400	17,420

	$1,064,400	1,067,420
Less current portion of debt and capital lease obligations	(6,144)	(4,052)

	$1,058,256	1,063,368

The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes totaled approximately $30.2 million in each of the nine-month periods ended September 30, 2002 and 2001. At September 30, 2002, the fair market value of the $400 million of 9 3/4% Senior Notes was approximately $156 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $31.2 million and $28.6 million for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the fair market value of the $400 million of 10 1/8% Senior Notes was $156 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

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

In connection with the acquisition of GST assets and the Company’s capital expenditure plans, the Company entered into an amended and restated senior secured credit facility (the “Credit Facility”) providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of March 31, 2008. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST asset acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded $5.8 million of deferred financing costs as a non-recurring expense, as well as $3.5 million in interest expense for 2001. In December 2000, the Company was required to draw and hold in escrow $179 million of the Credit Facility until the closing of the GST asset acquisition at which time the draw increased to $250 million. Interest expense on the $250 million drawn under the Credit Facility is computed utilizing a specific Eurodollar rate plus 4.0%, which totaled 5.8% as of September 30, 2002. Interest is payable at least quarterly. Interest expense relating to the $250 million draw, including amortization of deferred debt issue costs, was $11.7 million and $17.6 million for the nine months ended September 30, 2002 and 2001, respectively.

At September 30, 2002, the undrawn available commitment under the Credit Facility was $750 million, consisting of $275 million in senior secured term loan facilities and the $475 million senior secured revolving facility. Effective October 29, 2002, the Company and its lenders amended the Credit Facility and reduced the total commitments of the lenders from $1 billion to $800 million. Significant terms of the components of the amended Credit Facility are as follows:

•
The $475 million senior secured revolving credit facility was reduced to $380 million. This facility decreases to $361.0 million on December 31, 2004, $304.0 million on December 31, 2005, and $190.0 million on December 31, 2006, with a final maturity of December 31, 2007. Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%.

•
The $250 million outstanding term loan B was reduced to $200 million. Amortization of principal begins March 31, 2003 and continues quarterly until December 31, 2007. Interest is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.8% on September 30, 2002, and is payable at least quarterly. Based on the interest rate currently in effect and the outstanding balance on October 31, 2002, aggregate annual interest payments are expected to be approximately $11.6 million through 2008.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

•
The $275 million senior delayed draw term loan facilities were reduced to $220 million. Amortization of principal begins March 31, 2003 and continues quarterly until December 31, 2007. Interest is computed based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%, which totaled 3.54% on October 31, 2002. Based on the interest rate currently in effect and the outstanding balance on October 31, 2002, aggregate annual interest payments are expected to be approximately $7.8 million through 2007.

In conjunction with the amendment, the Company increased its borrowings under the Credit Facility to a total of $420 million by drawing down the $220 million in delayed draw term loan facilities that would have expired on January 10, 2003 and repaying $50 million of the $250 million outstanding term loan B.

The Company agreed not to access the revolving facility until January 2004. For the 12 months thereafter, the Company agreed to limit borrowings under the revolving facility to no more than $200 million and to limit draw-downs in that year to no more than $100 million in any three-month period. The amendment relaxed interest coverage and leverage covenants and modified certain other covenants.

The Company is required to pay commitment fees on a quarterly basis ranging from 0.5% to 1.0% per annum on the undrawn commitment of the Credit Facility. Commitment fee expense was $5.8 million and $5.6 million for the nine months ended September 30, 2002 and 2001, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, except for certain assets with respect to which the grant of a security interest is prohibited by governing agreements. The Credit Facility requires the Company to prepay outstanding loans when its cash flow exceeds certain levels and with the proceeds received from a number of specified events or transactions, including certain asset sales and insurance recoveries for assets not replaced. In addition, obligations under the Credit Facility are subject to various covenants that limit the Company’s ability to:

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

4.       Related Party Transactions

In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, including Time Warner Cable, generally on negotiated terms among the affected units that, in management’s opinion, result in reasonable allocations of joint costs between the parties.

The Company benefits from its strategic relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. Twenty-three of the Company’s 44 markets use fiber optic lines licensed from Time Warner Cable. Under the terms of those agreements, if the Company wishes to license fiber optic capacity in addition to the capacity initially licensed in 1998, the Company must pay Time Warner Cable an amount equal to the Company’s

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from Time Warner Cable’s. Under this licensing arrangement, the Company paid Time Warner Cable $2.0 million and $1.2 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company’s property, plant, and equipment included $181.0 million in licenses of fiber optic capacity pursuant to the agreements. Amortization expense for fiber capitalized under the licensing arrangement with Time Warner Cable was $9.0 million and $8.9 million for the nine months ended September 30, 2002 and 2001, respectively, and, as disclosed in footnote (a) on the consolidated statements of operations, has been classified as a component of depreciation and amortization expense. In addition, under this licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole and conduit rental costs, which aggregated $2.2 million and $2.0 million for the nine months ended September 30, 2002 and 2001, respectively, and are a component of operating expenses in the consolidated statements of operations.

In certain cases the Company’s operations are co-located with Time Warner Cable’s facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and Time Warner Cable, allocations for rent from Time Warner Cable are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $1.2 million in each of the nine month periods ended September 30, 2002 and 2001, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges from Time Warner Cable for rent and utilities do not differ materially from charges the Company incurs in locations where the Company is not co-located with Time Warner Cable.

The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that have been managed by the AOL Time Warner affiliates. On August 1, 2002, the partnership agreement between Time Warner Entertainment Company L.P. and Advance/Newhouse governing TWE-A/N was modified so that, upon the closing of the restructuring transaction contemplated by the amendment (which is expected to occur at year end 2002), the capacity license agreements and leases with the Company covering certain TWE-A/N markets, including Tampa, Orlando, and Indianapolis, will be assigned to a new subsidiary of TWE-A/N to be managed by the affiliates of Advance/Newhouse.

AOL Time Warner and related entities also purchase services from the Company. Revenue from these entities aggregated $21.8 million and $18.1 million for the nine months ended September 30, 2002 and 2001, respectively.

5.       Restructure Charge

In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington and eliminating approximately 200 positions. In addition, the Company consolidated its offices in Houston, Texas into one facility. These decisions were made to create efficiencies in the Company’s sales, billing, customer care, and network surveillance and maintenance processes and to reduce overhead by centralizing offices. The $6.8 million charge included the following:

•	$2.7 million in severance-related costs. As of September 30, 2002, all of the 200 positions have been eliminated.

•
$2.4 million in a non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represents the difference between the estimated sale value of the facilities as compared to net book value.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

•
$0.6 million in operating costs related to the Vancouver facility to be sold. These costs represent the costs to operate and maintain the facility from the time it is vacated through the estimated sale date of December 31, 2002.

•	$0.6 million in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.

•	$0.6 million in other costs related to the restructuring activities.

The components of the restructure charge and the amounts paid and accrued as of September 30, 2002, are as follows:

	Total Charge	Paid in 2001	Non- Cash	Accrued at December 31, 2001	Paid in 2002	Accrued at September 30, 2002

	(amounts in thousands)

Employee severance	$2,670	1,138	—	1,532	1,512	20
Facilities impairment	2,359	—	2,359	—	—	—
Facility operating costs	601	68	—	533	149	384
Contractual lease commitments	628	—	—	628	541	87
Other restructure expenses	580	142	—	438	21	417

	$6,838	1,348	2,359	3,131	2,223	908

6.       Stock Options

The Company maintains employee stock option plans that reserved a total of 21,027,000 shares of Class A common stock to be issued pursuant to stock options and stock awards. Options and awards are granted to officers, directors, and eligible employees under terms and conditions set by the Company’s Board of Directors. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. The options have generally been granted to employees at market value on the date of grant, and accordingly, no compensation cost has been recognized by the Company. Options outstanding and exercisable, and related exercise prices, as of September 30, 2002 are as follows:

	Options Outstanding			Options Exercisable

Range of ExercisePrices	Number of Outstanding as of September 30, 2002	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number of Exercisable as of September 30, 2002	Weighted Avg Exercise Price

$ 0.81-7.25	2,061,021	9.45	$4.85	215,739	$7.09
7.43-12.00	3,058,621	5.94	11.96	2,977,034	12.00
12.17-28.90	2,888,588	8.86	16.52	292,203	22.41
29.00-56.62	3,171,266	7.50	39.59	1,031,361	41.93
56.63-87.00	2,949,550	7.92	62.80	1,486,058	62.89

	14,129,046			6,002,395

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

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

Overview

         The Company is a leading fiber, facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. The Company delivers broadband data, dedicated Internet access, and local and long distance voice services. As of September 30, 2002, the Company served customers in 44 metropolitan markets in the United States.

         Time Warner Cable (now a unit of AOL Time Warner Inc.) began the Company’s business in 1993. Since 1997, the Company’s business has changed substantially into an exclusive focus on business customers, including carriers and governmental entities, and a rapid expansion into switched and data services and geographic areas beyond the Time Warner Cable footprint.

         In July 1998, the Company was reorganized into a limited liability company called Time Warner Telecom LLC (“TWT LLC”) and conducted an offering of $400 million principal amount of 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). In the transaction, Time Warner Inc. (now wholly owned by AOL Time Warner Inc.), MediaOne Group, Inc. (now wholly owned by AT&T Corp.), and Advance/Newhouse Partnership, either directly or through subsidiaries, became the owners of all of the limited liability company interests in TWT LLC.

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

TIME WARNER TELECOM INC.

         The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 2002, the Class B stockholders had approximately 93.1% of the combined voting power of the outstanding common stock.

         On January 25, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the “Offering”). The Offering generated $532 million in proceeds for the Company, net of underwriting discounts and expenses. Also on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the “Old Notes”). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay the $700 million senior unsecured bridge facility that initially financed the acquisition of substantially all of the assets of GST Telecommunications, Inc. (“GST”).

         The Company operates in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, the Company has focused its sales and marketing efforts on such businesses, as they are potentially high volume users of the Company’s services. The Company’s revenue has been derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services.

         On January 10, 2001, the Company expanded its geographic coverage by acquiring substantially all of the assets of GST out of bankruptcy. See “Acquisition” below. Additionally, during 2001 the Company activated networks in Chicago, Illinois; Atlanta, Georgia; Minneapolis, Minnesota; Denver, Colorado; and Columbia, South Carolina. As of September 30, 2002, the Company’s networks spanned 17,384 route miles, contained 804,884 fiber miles in 21 states, and offered service to 11,788 buildings served either entirely by the Company’s facilities (“on-net”) or through the use of facilities of another carrier to provide a portion of the link (“off-net”). The Company continues to expand its footprint within its existing markets by expanding its network into new buildings. The Company has selectively interconnected its service areas within regional clusters with owned or leased fiber optic facilities and has launched on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

         As of December 31, 2001, the Company completed its previously announced plan to launch service in five new markets in 2001, in addition to the geographic expansion that resulted from the GST asset acquisition. As a result of the slowing economy, the Company plans to focus on its existing strategy for expanding its revenue base by increasing penetration and utilization of available network capacity in its existing markets rather than through geographic expansion. The Company’s goal is to broaden its revenue base by expanding service to additional buildings in existing markets, and by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of its medium- and large-sized business customers. The Company intends to expand its service offerings on a continuous basis to achieve a diverse revenue base, and to deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an Internet protocol (“IP”) and local area network infrastructure are becoming commercially viable, the Company is integrating these technologies into its infrastructure. There is no assurance that the Company will bring all or any of these services to market successfully or profitably.

         In light of the current economic conditions and the weakness in the carrier sector, the Company is also seeking to broaden its revenue base by an increased focus on end-user (non-carrier) customers. However,

TIME WARNER TELECOM INC.

despite carrier bankruptcies and business contractions, carrier customers remain an important part of the Company’s business.

         As part of the process of diversifying its revenue base, the Company is targeting the expansion of data and Internet services offered on the Company’s existing network. These services include high-speed dedicated Internet access and a broad array of data transmission services that enable customers to create their own internal computer networks and access external networks. The Company’s revenue from data and Internet services for the nine months ended September 30, 2002 grew 43% over the comparable period in 2001 and represented 13% of the Company’s total revenue for the nine months ended September 30, 2002. The Company expects an increasing portion of its future revenue to be contributed by data and Internet services.

         The impact of a slowing economy and downturn in the telecommunications sector has resulted in customers going out of business, filing bankruptcy, or looking for opportunities to cut costs. Since the beginning of 2001, the Company has experienced a significant increase in customers disconnecting service that has resulted in downward pressure on the Company’s revenue performance. During the nine months ended September 30, 2002, the Company lost monthly recurring revenue of approximately $10.3 million due to customer disconnects and bankruptcies. “Recurring revenue” refers to the Company’s total revenue less non-recurring reciprocal compensation settlements of $13.9 million and $37.0 million recognized in the second quarter of 2002 and 2001, respectively. Approximately 16% of the Company’s monthly recurring revenue at September 30, 2002 was represented by customers in bankruptcy proceedings, comprised of 12% for WorldCom, Inc. (“WorldCom”) and its affiliates and 4% for other customers in bankruptcy. WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002, is the Company’s largest customer. Subsequent to September 30, the Company received notice from WorldCom to disconnect certain services representing approximately 0.7% of the Company’s recurring revenue. The Company expects further disconnection of WorldCom services. While the revenue impact of further WorldCom service disconnection is not currently known, the amount could be significant. The Company cannot predict the total amount of revenue from WorldCom and other customers in bankruptcy that will eventually be lost to disconnections or the timing of such disconnections. The Company anticipates further disconnections by other customers due to network optimization, cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties. There is no assurance that the Company will be able to replace revenue lost to customer disconnections.

         The Company’s allowance for doubtful accounts represented 29% of accounts receivable at September 30, 2002, compared to 28% and 17% of accounts receivable as of December 31, 2001 and 2000, respectively. During 2001, the Company began increasing its reserve for doubtful accounts due to credit deterioration among telecommunications carriers and an increase in the number of customers filing for bankruptcy protection. The Company monitors the status of significant customers and increases its allowance for doubtful accounts when there is evidence that a customer may not meet its obligations to the Company. As of September 30, 2002, the Company’s total receivables were $90.6 million compared to $101.8 million as of June 30, 2002. The decrease in receivables primarily reflects the write-off of WorldCom pre-petition receivables. The Company believes that it has adequately reserved for its doubtful accounts as of September 30, 2002. The Company continues to provide services to WorldCom and several other customers that are in bankruptcy as they restructure their businesses. The Company’s policy is to write off receivables from these customers for services provided prior to their bankruptcy filing. However, due to the higher priority accorded to post-petition claims under the bankruptcy laws, the Company continues to carry post-filing receivable balances when the customers continue service following their bankruptcy filings. While many of these customers continue to pay following bankruptcy, the Company assigns a higher risk of collectability to these accounts and provides for an allowance for doubtful accounts for a large percentage of the outstanding post-bankruptcy receivables, resulting in an increase in the allowance for doubtful accounts. The Company has put in place additional controls to improve the collectability of accounts receivable, such as more thorough credit checks on all new and existing customers, discontinuing sales of new services to high risk customers, and, in some instances, requiring deposits on new services. While the Company believes these efforts will result in improved collectability of receivables, there is no assurance that these efforts will result in improved financial results.

TIME WARNER TELECOM INC.

         In response to the impact of the downturn in the telecommunications sector and revenue performance, the Company has undertaken several cost containment efforts. These efforts include the consolidation of the Company’s network operations centers in October 2001, which resulted in the elimination of approximately 200 job positions, and further workforce reductions in April 2002 and August 2002 that eliminated approximately 360 job positions. Additional spending controls have resulted in reductions in travel costs, advertising, and consulting expenses. The Company has also limited its capital spending during 2002 primarily to expenditures related to specific revenue opportunities in existing markets, capital items for infrastructure maintenance, and upgrades to certain back office systems. In addition, the Company is emphasizing the re-use of equipment recovered when customers disconnect service.

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

         Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. Several of the Company’s significant agreements expired in 2001 and have been renegotiated, or are expiring in 2002 and are under renegotiation. In most states, regulatory bodies have established lower traffic termination rates than the rates provided under the Company’s expired agreements. As a result, the rates under the new agreements, while believed to be reasonable by the Company in light of a regulatory environment that is placing downward pressure on rates, are lower than the rates under the expired agreements. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic has reduced rates and will further reduce rates in June 2003. The ruling also capped the number of minutes for which ISP-bound traffic can be compensated and eliminates reciprocal compensation for ISP-bound traffic as carriers enter new markets after the date of the order. The Company and several other competitive local exchange carriers (“CLECs”) filed legal challenges to the FCC’s order in federal court. The United States Court of Appeals for the D.C. Circuit ruled in May 2002 that the FCC’s stated statutory basis for the reciprocal compensation order was precluded and remanded the matter to the FCC for further action. However, the court did not vacate the FCC’s order. As a result, the order remains in effect pending further FCC action. The outcome of the remand is uncertain. Reciprocal compensation, exclusive of the effects of non-recurring reciprocal compensation of $13.9 million and $37.0 million, represented 5% and 6% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. The non-recurring amounts reflect recognition of reciprocal compensation revenue, previously deferred under the Company’s revenue recognition policy, resulting from resolution of disputed reciprocal compensation billings with other LECs. As of September 30, 2002, the Company had deferred recognition of $16.4 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. As a result of a settlement of a dispute regarding reciprocal compensation, the Company expects to recognize between $5.0 million and $7.0 million of this deferred revenue as non-recurring reciprocal compensation revenue in the fourth quarter of 2002.

         Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s POP and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the incumbent local exchange carriers (“ILECs”), while the access rates of CLECs have been less regulated. The FCC released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, the Company’s rates were reduced and will continue to decline, through June 2004, to parity with

TIME WARNER TELECOM INC.

the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in contracts between the Company and certain long distance carriers. The Company and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other carriers have challenged the order in federal appeals court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service and will result in further reductions through June 2004. In addition, the Company has contracts with certain carriers that have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to mandated rate reductions and contracted rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 5% and 7% of total revenue, exclusive of the effects of non-recurring reciprocal compensation of $13.9 million and $37.0 million, during the nine months ended September 30, 2002 and 2001, respectively.

         The Company benefits from its strategic relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, generally on negotiated terms among the affected units that, in management’s view, result in reasonable arms-length terms. The Company has constructed 23 of its 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable. As of September 30, 2002, the Company’s property, plant, and equipment included $181.0 million in licenses of fiber capacity pursuant to the licensing agreement. The Company reimburses Time Warner Cable for facility maintenance and pole rental costs on an ongoing basis. The cost of fiber under the license agreements is capitalized and included in property, plant, and equipment and amortized over the useful life to depreciation and amortization expense. The maintenance and pole rental costs are included in the Company’s operating expenses. The Company believes that as a result of certain regulatory decisions regarding the pole rental rates that Time Warner Cable passes through to the Company, there is a risk that the Company’s expenses for these items could increase over time. The Company’s revenue includes services provided to AOL Time Warner and its affiliates. Revenue from these services was $21.8 million and $18.1 million for the nine months ended September 30, 2002 and 2001, respectively. The Company’s selling, general, and administrative expenses include charges from affiliates of AOL Time Warner for office rent and overhead charges for limited administrative functions they perform for the Company. The Company also benefits from discounts available to AOL Time Warner and its affiliates by aggregating its purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of AOL Time Warner.

         The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that have been managed by the AOL Time Warner affiliates. On August 1, 2002, the partnership agreement governing TWE-A/N was modified so that, upon the closing of the restructuring transaction contemplated by the amendment (which is expected to occur at year end 2002), the capacity license agreements and leases with the Company covering certain TWE-A/N markets, including Tampa, Orlando, and Indianapolis, will be assigned to a new subsidiary of TWE-A/N to be managed by the affiliates of Advance/Newhouse.

         Both AOL Time Warner and Advance/Newhouse are diversified communications providers. They are not restricted from competing with the Company and may, now or in the future, provide services in competition with the Company’s services. The Company is aware that an affiliate of AOL Time Warner offers Internet access and data services for business customers that are functionally, but not technologically, similar to services that the Company offers. The Company, on the other hand, is currently precluded by its Restated Certificate of Incorporation from offering any residential services or providing any entertainment, information, or content services without the consent of the Class B Stockholders until May 2004 or earlier if the Class B Stockholders no longer hold 50% of total voting power for the Board of Directors. A similar provision in the capacity license agreements with Time Warner Cable continues until 2028. There is no assurance that the Company would not be adversely affected if the Class B Stockholders chose to offer competing services.

TIME WARNER TELECOM INC.

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

         The Company’s acquisition of the GST assets increased its geographic presence, expanded its service offerings, and enlarged the capacity of its networks. This transaction is considerably larger than the transactions the Company has completed in the past and therefore presented greater risks. The Company completed the acquisition with the expectation that the asset purchase would result in certain efficiencies. Achieving the benefits of the asset purchase will depend upon the successful completion of network optimization efforts and the generation of new revenue from the acquired markets. The networks purchased in most of the markets are less extensive than those in many of the Company’s previously existing markets. There is no assurance that the Company will be successful in generating significant additional revenue from those assets or achieving the expected operating efficiencies, and failure to do so could result in an impairment of the acquired assets.

Critical Accounting Policies

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity, and are therefore considered critical.

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

         Reciprocal compensation, a component of intercarrier compensation revenue, is based on contracts between the Company and other LECs. The Company recognizes reciprocal compensation revenue primarily on a cash basis, except in those cases where the payment is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes

TIME WARNER TELECOM INC.

the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. As of September 30, 2002, the Company had deferred recognition of $16.4 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. As a result of a settlement of a dispute regarding reciprocal compensation, the Company expects to recognize between $5.0 million and $7.0 million of this deferred revenue as non-recurring reciprocal compensation revenue in the fourth quarter of 2002. The Company pays reciprocal compensation expense to other LECs for local exchange traffic it terminates on the LECs’ facilities. These costs are recognized as incurred.

         Receivables. The Company performs ongoing credit evaluations of its customers’ financial conditions and has provided an allowance for doubtful accounts based on the expected collectability of all receivables. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers continues to deteriorate, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $26.3 million and $29.8 million at September 30, 2002 and December 31, 2001, respectively.

         Impairment of Long-Lived Assets. The Company periodically reviews the carrying amounts of property, plant, and equipment and intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, management analyzes the budgeted undiscounted cash flows associated with its property, plant, and equipment and intangible assets. Considerable management judgment is necessary to complete this analysis. Although management believes these estimates to be reasonable, actual results could vary significantly from these estimates and the Company’s estimates could change based on market conditions. Variances in results or estimates could result in changes to the carrying value of the Company’s assets including, but not limited to, recording an impairment for some of these assets in future periods. During the nine months ended September 30, 2001, the Company recorded a $9.6 million impairment charge when it abandoned a software system it was developing for use in its back office operations. In the third quarter of 2002, the Company recorded impairment charges totaling $3.5 million for obsolete assets taken out of service. These charges were included as a component of depreciation and amortization expense.

         Deferred Taxes. As of September 30, 2002, the Company has recorded a net deferred tax asset of $59.1 million, net of a valuation allowance of $46.1 million that the Company established in the first nine months of 2002. The Company has concluded that it is more likely than not that the net deferred tax asset of $59.1 million will be realized because the Company could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $59.1 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $59.1 million. The Company’s treatment of its deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

Results of Operations

         The following table sets forth certain data from the Company’s unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with the Company’s consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

TIME WARNER TELECOM INC.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

	(amounts in thousands, except per share amounts)

Statements of Operations Data:
Revenue (1):
Dedicated transport services	$92,556	55%	98,193	57%	280,170	54%	293,661	52%
Switched services	36,078	22	38,950	23	110,007	21	114,647	20
Data and Internet services	23,410	14	15,507	9	65,758	13	46,037	8
Intercarrier compensation	15,121	9	20,075	11	64,525	12	109,404	20

	167,165	100	172,725	100	520,460	100	563,749	100

Costs and expenses (2):
Operating (exclusive of depreciation and amortization shown separately below)	70,799	42	77,505	45	216,966	42	237,872	42
Selling, general, and administrative	56,293	34	58,238	34	171,710	33	180,170	32
Depreciation and amortization	61,763	37	51,951	30	176,269	34	150,848	27

Total costs and expenses	188,855	113	187,694	109	564,945	109	568,890	101

Operating loss	(21,690)	(13)	(14,969)	(9)	(44,485)	(9)	(5,141)	(1)

Interest expense	(26,760)	(16)	(26,980)	(16)	(78,435)	(15)	(88,050)	(16)
Interest income	1,517	1	3,795	2	4,317	1	16,370	3
Investment losses, net	(1,283)	(1)	(1,464)	(1)	(3,240)	(1)	(1,464)	—

Net loss before income taxes	(48,216)	(29)	(39,618)	(23)	(121,843)	(23)	(78,285)	(14)

Income tax expense (benefit)	150	—	(15,295)	(9)	450	—	(29,640)	(5)

Net loss	$(48,366)	(29)%	(24,323)	(14)%	(122,293)	(23)%	(48,645)	(9)%

Basic and diluted loss per share	$(0.42)		(0.21)		(1.07)		(0.43)

Weighted average shares outstanding:
Basic	114,827		114,340		114,772		113,466
Diluted	114,827		114,340		114,772		113,466

EBITDA (1)(2)(3)	$40,073	24%	36,982	21%	131,784	25%	145,707	26%
Net cash provided by (used in) operating activities	11,554		(10,310)		20,090		107,016
Net cash used in investing activities	(22,559)		(76,204)		(77,662)		(997,911)
Net cash provided by (used in) financing activities	(1,046)		230		(3,002)		1,004,330

(1)	Includes revenue resulting from transactions with affiliates of $6.0 million and $6.5 million in the three months ended September 30, 2002 and 2001, respectively and $21.8 million and $18.1 million for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Includes expenses resulting from transactions with affiliates of $4.2 million and $4.1 million in the three months ended September 30, 2002 and 2001, respectively and $12.4 and $12.2 million for the nine months ended September 30, 2002 and 2001, respectively.

(3)	“EBITDA” is defined as operating income (loss) before depreciation and amortization expense. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by the Company’s management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and the Company’s secured revolving credit facility. The definition of EBITDA under the Company’s credit facility may differ from the definition of EBITDA discussed herein. The definition of EBITDA was the same for both purposes during all periods presented herein. See “Liquidity and Capital Resources – Financing.” EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Revenue. In the first quarter of 2002, the Company began separately disclosing data and Internet services revenue. This revenue, which had previously been reported as components of dedicated transport and switched services revenue, has become an increasingly important component of the Company’s total revenue

TIME WARNER TELECOM INC.

base. For a description of data and Internet services provided by the Company, see “Item 1 – Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Also in the first quarter of 2002, the Company began separately disclosing intercarrier compensation revenue, which includes reciprocal compensation and switched access revenue. These items had previously been reported as components of switched services revenue.

         Total revenue decreased $5.6 million, or 3%, to $167.2 million for the three months ended September 30, 2002, from $172.7 million for the comparable period in 2001. Revenue from the provision of dedicated transport services decreased $5.6 million, or 6%, to $92.6 million for the three months ended September 30, 2002, from $98.2 million for the comparable period of 2001. Switched services revenue decreased $2.9 million, or 7%, to $36.1 million for the three months ended September 30, 2002, from $39.0 million for the comparable period in 2001. The decreases in dedicated transport and switched services revenue resulted primarily from the impacts of the slowing economy, and in particular continued customer disconnections. In addition, dedicated transport and switched services revenue for the three months ended September 30, 2001 included $1.6 million in non-recurring revenue for services provided to the GST bankruptcy estate and transitional customers.

         Data and Internet services revenue increased $7.9 million, or 51%, to $23.4 million for the three months ended September 30, 2002, from $15.5 million for the comparable period in 2001. The increase primarily resulted from an increase in demand for Internet services. In addition, during 2001, the Company upgraded its IP backbone to increase its capacity to provide Internet services and the Company benefited from this upgrade in 2002.

         Intercarrier compensation revenue, including reciprocal compensation and switched access services, decreased $5.0 million, or 25%, to $15.1 million for the three months ended September 30, 2002, from $20.1 million for the comparable period in 2001. The decrease in intercarrier compensation revenue reflects a reduction in rates resulting from FCC orders and contractual decreases as well as a reduction in the total minutes terminating to the Company’s customers due to disconnection of service by dial-up ISP customers. The Company expects that intercarrier compensation revenue will continue to decline as mandated rate decreases are phased in through mid-2004.

         Operating Expenses. The Company’s operating expenses consist of costs directly related to the operation and maintenance of its networks and the provision of the Company’s services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to the ILECs, other competitors, and long distance carriers for facility leases and interconnection. The Company carries a significant portion of its traffic on its own fiber infrastructure, which enhances the Company’s ability to control its costs. Operating expenses decreased $6.7 million, or 9%, to $70.8 million for the three months ended September 30, 2002, from $77.5 million for the comparable period in 2001. The decrease in operating expenses is primarily due to a decrease in employee costs, including the cost reductions from the consolidation of the Company’s network operations centers in the fourth quarter of 2001 and the workforce realignments in the second quarter of 2002, decreases in right-of-way fees, and efficiencies gained from integrating the acquired GST assets. The impact of the Company’s workforce reduction in August 2002 is not yet reflected in operating expenses due to the payment of separation costs in the third quarter. Operating expenses represented 42% and 45% of total revenue for the three months ended September 30, 2002 and 2001, respectively.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $1.9 million, or 3%, to $56.3 million for the three months ended September 30, 2002, from $58.2 million for the comparable period in 2001. Selling, general, and administrative expenses were 34% of revenue in each of the three-month periods ended September 30, 2002 and 2001. The decrease in the dollar amount of selling, general, and administrative expenses primarily results from a decrease in employee costs, travel expenses, advertising, and consulting expenses. These decreases were partially offset by an increase in bad debt expense resulting from an increase in customer bankruptcies and other customer financial difficulties. Bad debt expense represented 5% and 4% of total revenue for the three months ended September 30, 2002 and 2001, respectively. Previously, the

TIME WARNER TELECOM INC.

Company expected the dollar amount of bad debt expense to fluctuate proportionally with revenue. However, as a result of an increase in customer bankruptcies beginning in 2001 and adverse economic conditions generally, bad debt expense as a percentage of revenue has increased.

         EBITDA. EBITDA increased $3.1 million, or 8%, to $40.1 million for the three months ended September 30, 2002, from $37.0 million for the comparable period in 2001. EBITDA was 24% of total revenue for the three months ended September 30, 2002 compared to 21% of total revenue for the comparable period in 2001. The improvement in EBITDA margin is the result of certain operating efficiencies realized as the Company has integrated the GST asset acquisition over the past year and has implemented cost reduction measures, including reductions in headcount and reductions in spending on advertising, consulting, and travel costs. The Company’s EBITDA is calculated by excluding the non-cash impacts of depreciation and amortization from operating income or loss. The Company believes that EBITDA trends are a valuable indication of whether the Company’s operations are able to produce operating cash flows to fund working capital needs, to service debt obligations, and to fund capital expenditures. The funds depicted by EBITDA are currently used for these purposes. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for a measure of performance prepared in accordance with GAAP.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.8 million, or 19%, to $61.8 million for the three months ended September 30, 2002, from $52.0 million for the comparable period in 2001. The increase is primarily the result of capital expenditures and assets placed in service between September 30, 2001 and September 30, 2002. In addition, in the third quarter of 2002, the Company recorded a $3.5 million charge for impairment of obsolete assets taken out of service.

         Interest Expense. Interest expense decreased $220,000 to $26.8 million in the three months ended September 30, 2002, from $27.0 million for the comparable period in 2001. The decrease in interest expense primarily reflects a decline in the variable interest rate applicable to the $250 million outstanding balance under the Company’s credit facility. The rate, which varies based on a specific Eurodollar rate, was 5.8% as of September 30, 2002, compared to 8.7% at September 30, 2001. The interest rate decrease was partially offset by a decrease in the amount of interest capitalized due to a reduction in capital spending.

         Interest Income. Interest income decreased $2.3 million to $1.5 million for the three months ended September 30, 2002, from $3.8 million for the comparable period in 2001. The decrease reflects the decrease in cash, cash equivalents, and marketable debt securities between the third quarters of 2001 and 2002, as well as an overall decrease in interest rates earned on those assets.

         Investment Losses. During the three months ended September 30, 2002, the Company recognized a loss of $1.3 million when it determined that losses on certain investments were not temporary in nature, compared to a $1.5 million loss on investments during the three months ended September 30, 2001.

         Income Taxes. Income tax expense increased to $150,000 for the three months ended September 30, 2002, from a tax benefit of $15.3 million for the comparable period in 2001. For the three months ended September 30, 2002, the Company increased the valuation allowance for deferred taxes by $18.3 million. As of September 30, 2002, net deferred tax assets totaled $59.1 million. The Company believes that its net deferred tax assets will be realized through future taxable income. The $59.1 million in net deferred tax assets represents the Company’s best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire.

         Net Loss. Net loss increased $24.1 million to a loss of $48.4 million for the three months ended September 30, 2002, from a net loss of $24.3 million for the comparable period in 2001. The change primarily resulted from a $6.7 million increase in operating losses due to increased depreciation expense, and the recognition of $150,000 in income tax expense in 2002 compared to an income tax benefit of $15.3 million in 2001.

TIME WARNER TELECOM INC.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Revenue. Total revenue decreased $43.3 million, or 8%, to $520.5 million for the nine months ended September 30, 2002, from $563.7 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation of $13.9 million and $37.0 million in the nine months ended September 30, 2002 and 2001, respectively, total revenue decreased $20.2 million. Revenue from the provision of dedicated transport services decreased $13.5 million, or 5%, to $280.2 million for the nine months ended September 30, 2002, from $293.7 million for the comparable period in 2001. Switched services revenue decreased $4.6 million to $110.0 million for the nine months ended September 30, 2002, from $114.6 million for the comparable period in 2001. Transport and switched services revenue for the nine months ended September 30, 2001, included $8.0 million in non-recurring revenue related to service provided to the GST bankruptcy estate and transitional customers. The remaining decrease in transport and switched services resulted primarily from the impact of a slowing economy, and in particular, continued customer disconnections.

         Data and Internet services revenue increased $19.8 million, or 43%, to $65.8 million for the nine months ended September 30, 2002, from $46.0 million for the comparable period in 2001. The increase primarily resulted from an increase in demand for Internet services and the Company’s upgrade of its IP backbone during 2001, which benefited the Company in 2002.

         Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $44.9 million, or 41%, to $64.5 million for the nine months ended September 30, 2002, from $109.4 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation of $13.9 million and $37.0 million in the nine months ended September 30, 2002 and 2001, respectively, intercarrier compensation revenue decreased $21.8 million. The decrease in intercarrier compensation revenue reflects a reduction in rates resulting from FCC orders and contractual decreases, as well as a reduction in the total minutes terminating to the Company’s customers due to disconnection of service by dial-up ISP customers.

         Operating Expenses. Operating expenses decreased $20.9 million, or 9%, to $217.0 million for the nine months ended September 30, 2002, from $237.9 million for the comparable period in 2001. The decrease in operating expenses is primarily due to a decrease in employee costs, including the cost reductions from the consolidation of the Company’s network operations centers in the fourth quarter of 2001 and the workforce realignment in the second quarter of 2002, decreases in rights-of-way fees, and efficiencies gained in integrating the acquired GST assets. The impact of the Company’s workforce reduction in August 2002 is not yet reflected in operating expenses due to the payment of separation costs in the third quarter. Operating expenses represented 42% and 45% of revenue, excluding the impact of non-recurring revenue, for the nine months ended September 30, 2002 and 2001, respectively.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $8.5 million, or 5%, to $171.7 million for the nine months ended September 30, 2002, from $180.2 million for the comparable period in 2001. Selling, general, and administrative expenses were 34% of revenue, excluding the impact of non-recurring revenue, for each of the nine-month periods ended September 30, 2002 and 2001. The decrease in the dollar amount of selling, general, and administrative expenses primarily results from a decrease in employee costs, advertising, consulting expenses, and travel costs. These decreases were partially offset by an increase in bad debt expense resulting from an increase in customer bankruptcies and other customer financial difficulties. Bad debt expense represented 5% and 4% of total revenue for the nine months ended September 30, 2002 and 2001, respectively.

         EBITDA. EBITDA decreased $13.9 million, or 10%, to $131.8 million for the nine months ended September 30, 2002, from $145.7 million for the comparable period in 2001. Excluding the impact of non-recurring reciprocal compensation, EBITDA improved $9.2 million during the nine months ended September 30, 2002, compared to the same period of 2001. EBITDA was 23% of total revenue, excluding the impact of non-recurring reciprocal compensation revenue, during the nine months ended September 30, 2002, compared to 21% for the nine months ended September 30, 2001. The improvement in EBITDA margin is the result of certain operating efficiencies realized as the Company has integrated the GST asset acquisition over the past

TIME WARNER TELECOM INC.

year and has implemented cost reduction measures, including reductions in headcount and reductions in spending on advertising, consulting, and travel costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $25.4 million, or 17%, to $176.3 million for the nine months ended September 30, 2002, from $150.8 million for the comparable period in 2001. Excluding the impact of a $3.5 million and $9.6 million impairment of certain non-revenue generating assets in the third quarter of 2002 and the first quarter of 2001, respectively, depreciation expense increased $31.6 million, or 22%. The increase in depreciation and amortization expense was primarily attributable to capital expenditures made between September 30, 2001 and September 30, 2002. In addition, in the third quarter of 2002, the Company recorded a $3.5 million charge for impairment of obsolete assets taken out of service.

         Interest Expense. Interest expense decreased $9.6 million to $78.4 million in the nine months ended September 30, 2002, from $88.1 million for the comparable period in 2001. In the first quarter of 2001, the Company incurred a one-time charge to write off $5.8 million in costs related to a $700 million senior unsecured bridge facility used to initially finance the acquisition of the GST assets. The decrease in interest expense also reflects a decline in the variable interest rate applicable to the $250 million outstanding balance under the Company’s credit facility. The rate, which varies based on a specific Eurodollar rate, was 5.8% at September 30, 2002, as compared to 8.7% at September 30, 2001. The interest rate decrease was partially offset by a decrease in the amount of interest capitalized due to a reduction in capital spending.

         Interest Income. Interest income decreased $12.1 million to $4.3 million for the nine months ended September 30, 2002, from $16.4 million in the comparable period in 2001. The decrease reflects the decrease in cash, cash equivalents, and marketable debt securities between September 30, 2001 and 2002, as well as an overall decrease in interest rates earned on those assets.

         Investment Losses. During the nine months ended September 30, 2002, the Company recognized losses of $3.2 million when it determined that losses on certain investments were not temporary in nature. The Company recognized losses of $1.5 million on investments during the comparable period in 2001.

         Income Taxes. Income tax expense increased to $450,000 for the nine months ended September 30, 2002, from a benefit of $29.6 million for the comparable period in 2001. During 2002, the Company established a valuation allowance for deferred taxes of $46.1 million that reduced its net deferred tax asset. In the same period of 2001, the Company had recorded the full deferred tax benefit on its pre-tax loss. As of September 30, 2002, net deferred tax assets totaled $59.1 million. The Company believes that its net deferred tax assets will be realized through future taxable income. The $59.1 million in net deferred tax assets represents the Company’s best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire.

         Net Loss. Net loss increased $73.6 million to a loss of $122.3 million for the nine months ended September 30, 2002, from a net loss of $48.6 million for the comparable period in 2001. The change primarily resulted from a $44.9 million decrease in intercarrier compensation revenue, including a $23.1 million decrease in non-recurring reciprocal compensation, and the $46.1 million valuation allowance provided against deferred tax assets for the nine months ended September 30, 2002, partially offset by decreased operating and selling, general, and administrative expenses.

Liquidity and Capital Resources

         Historically, the Company has generated cash flow from operations, which consisted primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for other operating, selling, general, and administrative costs. The Company has also generated cash from debt and equity financing activities, and has used funds to service its debt obligations, fund acquisitions, and make capital expenditures to expand the Company’s networks.

TIME WARNER TELECOM INC.

         Operations. Cash provided by operating activities was $20.1 million for the nine months ended September 30, 2002, compared to $107.0 million for the comparable period in 2001. This decrease in cash provided by operating activities primarily relates to changes in working capital liability accounts, including accounts payable and accrued interest. During the first nine months of 2002, the Company’s accounts payable, deferred revenue, and other current liablities decreased by $48.4 million compared to an increase of $26.8 million in the comparable period of 2001.

         The expenditures incurred by the Company to enter new markets, together with initial operating expenses, will generally result in negative EBITDA and operating losses for the new market until an adequate customer base and revenue stream for the market has been established. Historically, networks constructed in the Company’s new markets have produced negative EBITDA for at least two years after commencing operations. However, given the downturn in the telecommunications sector that began in early 2001, the Company anticipates that the new networks it constructed in 2001 may take longer than two years to generate positive EBITDA. Additionally, the Company currently expects the operations related to the assets purchased from GST to generate negative EBITDA until an adequate customer base and revenue stream for the networks have been established. Although overall the Company expects to continue to generate positive EBITDA in the future as it reduces its expansion into new markets, expands its business in existing markets, and completes cost saving initiatives relating to the assets acquired from GST, there is no assurance that the Company will sustain the current level of EBITDA or sufficient positive EBITDA to meet its working capital requirements, comply with its debt covenants, and service its indebtedness. The Company’s EBITDA is calculated by excluding the non-cash impacts of depreciation and amortization from operating income or loss. The Company believes that EBITDA trends are a valuable indicator of whether the Company’s operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. The results depicted by EBITDA are currently used for these purposes.

         Investing. Cash used in investing activities was $77.7 million for the nine months ended September 30, 2002, compared to $997.9 million for the comparable period in 2001. During the nine months ended September 30, 2001, cash used in investing included $651.7 million used to complete the GST asset acquisition and $337.1 million in capital expenditures. The Company’s 2001 capital expenditures included expansion into five additional markets and additional capital investment required for the assets purchased from GST. Capital expenditures in the nine months ended September 30, 2002, totaled $92.1 million. The Company anticipates that its 2002 capital expenditures will be less than $150 million because it does not plan to expand into additional markets and because revenue growth has slowed over the past year. In 2002, the Company’s capital expenditures have been limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, capital items related to infrastructure maintenance, and upgrades and enhancements to its back office systems. The Company has increased its operational efficiencies by pursuing a disciplined approach to capital expenditures. The Company’s capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return.

         While the Company intends to continue to leverage its relationship with AOL Time Warner in pursuing expansion opportunities, to the extent the Company seeks to expand into service areas where Time Warner Cable does not conduct cable operations, the Company may incur costs in excess of those historically incurred when expanding into existing Time Warner Cable service areas. In addition, Time Warner Cable is not obligated to construct or provide additional fiber optic capacity in excess of what is already licensed to the Company under existing capacity license agreements. Accordingly, if the Company is unable to lease additional capacity at the same rates as currently provided for under certain operating agreements, the Company may be required to obtain additional capacity on more expensive terms. The Company continually explores other business opportunities with AOL Time Warner.

         Financing. Net cash used in financing activities for the nine months ended September 30, 2002, was $3.0 million and was primarily related to the payment of capital lease obligations. For the nine months ended September 30, 2001, net cash provided by financing activities totaled $1.0 billion and included the debt and equity transactions discussed below.

TIME WARNER TELECOM INC.

         In order to fund the GST asset acquisition, the development of those assets, and its other capital expenditure needs, in December 2000 the Company replaced its $475 million senior secured revolving credit facility with a $1 billion amended and restated senior secured credit facility which provides for $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. In December 2000, the Company was required to draw and hold in escrow $179 million of the credit facility until the closing of the GST asset acquisition, at which time the draw increased to $250 million. The obligations under the senior secured credit facility are secured by substantially all of the assets of the Company’s subsidiaries. In addition, the Company has pledged its equity interests in its subsidiaries as collateral.

         Effective October 29, 2002, the Company and its lenders amended the credit facility and reduced the total commitments of the lenders from $1 billion to $800 million. Significant terms of the components of the amended credit facility are as follows:

•
The $475 million senior secured revolving credit facility was reduced to $380 million. This credit facility decreases to $361.0 million on December 31, 2004, $304.0 million on December 31, 2005, and $190.0 million on December 31, 2006, with a final maturity of December 31, 2007. Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%.

•
The $250 million term loan B was reduced to $200 million. Amortization of principal begins March 31, 2003 and continues quarterly until December 31, 2007. Interest is computed utilizing a specified Eurodollar rate plus a margin of 1.75 to 4.0%, which totaled 5.8% on September 30, 2002, and is payable at least quarterly. Based on the interest rate currently in effect and the outstanding balance on October 31, 2002, aggregate annual interest payments are expected to be approximately $11.6 million through 2008.

•
The $275 million senior delayed draw loan facilities were reduced to $220 million. Amortization of principal begins March 31, 2003 and continues quarterly until December 31, 2007. Interest is computed based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%, which totaled 3.54% on October 31, 2002. Based on the interest rate currently in effect and the outstanding balance on October 31, 2002, aggregate annual interest payments are expected to be approximately $7.8 million through 2007.

         In conjunction with the amendment, the Company increased its borrowings under the credit facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003 and repaying $50 million of the $250 million term loan B.

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

TIME WARNER TELECOM INC.

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

         The following diagram summarizes the corporate structure of the Company in relation to its outstanding indebtedness and Credit Facility as of October 31, 2002. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to the Company’s debt in order to provide the reader a basic overview.

         The Company is aware that its outstanding 9 3/4% Senior Notes and 10 1/8% Senior Notes are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, the Company or its affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. The Company will evaluate any such transactions in light of market conditions, taking into account its liquidity and prospects for future access to capital, and contractual constraints.

         The Company expects that the $309.0 million in cash, cash equivalents, and marketable debt securities at September 30, 2002, and borrowings under the amended $800 million credit facility, along with internally generated funds, will provide sufficient funds for the Company to meet its expected capital expenditures and liquidity needs to operate its business as currently planned and to service its current and future debt. In the amendment to the credit facility the Company agreed not to access the revolving facility until January 2004. For the twelve months thereafter, the Company agreed to limit borrowings under the revolving facility to no more than $200 million and to limit such borrowings in that year to no more than $100 million in any three-month period. The Company does not anticipate that those limitations will adversely affect its liquidity. The Company’s ability to draw down upon the available commitments under its credit facility is subject to compliance with all of the covenants contained in the credit agreement and the continued ability to make certain representations and warranties. These representations include the absence of liens on the Company’s properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on the Company and its subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although the Company believes that it presently meets all of the conditions to making further draws under the

TIME WARNER TELECOM INC.

Credit Facility, factors beyond the Company’s control could cause the Company to fail to meet these conditions in the future.

         The Company’s credit facility contains certain financial covenants, including leverage and interest coverage ratios. These ratios are primarily derived from EBITDA and debt levels, and are summarized in the table below. The table reflects the changes provided for in the amendment effective October 29, 2002. As of September 30, 2002, the Company was in compliance with all of its covenants under its debt agreements.

Performance Requirements

Ratio (1)	Calculation (2)	Period (3)	Ratio

less than:
Senior Leverage Ratio	Consolidated total debt less senior	07/01/02 - 12/31/02	3.50 to 1.0
	notes and cash in excess of $50 million,	01/01/03 - thereafter	3.00 to 1.0
divided by annualized EBITDA (4) for
the most recent quarter.

less than:
Consolidated Leverage Ratio	Consolidated total debt less cash in	10/01/02 - 03/31/03	7.00 to 1.0
	excess of $50 million, divided by	04/01/03 - 09/30/03	6.75 to 1.0
	annualized EBITDA for the most recent	10/01/03 - 12/31/03	6.50 to 1.0
	Quarter.	01/01/04 - 03/31/04	6.25 to 1.0
		04/01/04 - 06/30/04	6.00 to 1.0
		07/01/04 - 09/30/04	5.75 to 1.0
		10/01/04 - 03/31/05	5.50 to 1.0
		04/01/05 - 06/30/05	5.25 to 1.0
		07/01/05 - thereafter	5.00 to 1.0

greater than:
Consolidated Interest Coverage Ratio	Consolidated EBITDA for the most. recent four quarters divided by	10/01/02 - 06/30/03 07/01/03 - 03/31/04	1.10 to 1.0 1.25 to 1.0
	consolidated interest expense for the	04/01/04 - 03/31/05	1.50 to 1.0
	most recent four quarters.	04/01/05 - 09/30/05	1.75 to 1.0
		10/01/05 - thereafter	2.00 to 1.0

greater than:
Consolidated Debt Service Coverage Ratio	Consolidated EBITDA for the most recent four quarters divided by the sum	10/01/04 - 12/31/04 01/01/05 - thereafter	1.40 to 1.0 1.50 to 1.0
of consolidated interest expense for the
most recent four quarters plus
scheduled principal payments on debt
for the following four quarters.

(1)	As defined in the credit agreement. The credit agreement has been incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as Exhibit 10.16. The First Amendment to Credit Agreement was filed as Exhibit 10.1 to the Company’s report on Form 8-K dated October 28, 2002.

(2)	The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.

(3)	As measured on the last day of a fiscal quarter.

(4)	EBITDA is defined in the credit agreement, as amended, as consolidated net income for the period plus income tax expense, interest expense, depreciation and amortization expense, and non-recurring non-cash losses and non-cash impairment charges (subject to certain limits) minus interest income and any extraordinary gains. This definition may result in a different calculation of EBITDA during quarters where there are non-recurring gains and losses than the Company’s definition of EBITDA appearing under “Results of Operations” and discussed elsewhere in this report.

         A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause the Company to fail to meet the required minimum ratios. Although the Company currently believes that it will continue to be in compliance with its covenants, factors outside the Company’s control, including further deterioration of the economy, an acceleration of customer disconnects, or a significant reduction in demand for the Company’s services without adequate reductions in capital expenditures and operating expenses, could cause the Company to fail to meet its covenants. If the Company’s revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt

TIME WARNER TELECOM INC.

covenants described above without adequate reductions in capital expenditures, the Company would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity. These measures could include additional reductions in certain discretionary expenditures such as training, travel, and employee benefits, reductions in headcount, or shutting down less profitable operations. The Company has already implemented tight controls over expense and capital spending. In April 2002 the Company implemented a workforce realignment, eliminating approximately 140 job positions, and in August 2002 the Company further reduced its workforce by approximately 220 positions.

         The senior secured credit facility also limits the ability of the Company to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures. In addition, the senior secured credit facility includes cross default provisions under which the Company is deemed to be in default under that facility if it defaults under any of the other material outstanding obligations, such as the 9¾% Senior Notes or the 10 1/8% Senior Notes. Failure to meet these covenants would preclude the Company from drawing funds under the credit facility unless the lenders agree to further modify the covenants and could potentially cause an acceleration of the repayment schedule. Although the Company believes its relationships with its lenders are good, there is no assurance that the Company would be able to obtain the necessary modifications on acceptable terms. In the event that the Company’s plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund the Company’s growth and operations, or if the Company consummates acquisitions or joint ventures, the Company would be required to seek additional capital. The Company’s revenue and costs are partially dependent upon factors that are outside the Company’s control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of the Company’s future capital expenditures and expansion plans. Any additional sources of financing may include public or private debt, equity financing by the Company or its subsidiaries, or other financing arrangements. The Company’s Class B stockholders are under no obligation to make any additional investments in the Company or to provide guaranties for debt financing by banks or other financing sources.

         Commitments. The Company’s long-term commitments have not materially changed from those disclosed in the Company’s filing on Form 10-K for the year ended December 31, 2001.

Effects of Inflation

         Historically, inflation has not had a material effect on the Company.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows for the nine months ended September 30, 2002. If these statements were in effect on January 1, 2001, the Company would not have recorded approximately $473,000 and $1.4 million in amortization expense, net of taxes, during the three and nine months ended September 30, 2001, and net loss and basic and diluted loss per share would have been $23.9 million and $47.2 million and $0.21 and $0.42, respectively.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for

TIME WARNER TELECOM INC.

a disposal of a segment of a business. SFAS 144 was adopted by the Company on January 1, 2002, and has not had a significant impact on its financial position, results of operations, or cash flows.

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

         The following table provides information at September 30, 2002 about the Company’s investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2002 Maturities

(dollar amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$86,571
Weighted average interest rate	1.8%
Corporate and municipal debt securities	$152,070
Weighted average interest rate	1.9%

         At September 30, 2002, the fair values of the Company’s fixed rate 9¾% Senior Notes due 2008 and the Company’s fixed rate 10 1/8% Senior Notes due 2011 were approximately $156 million each, as compared to a carrying value of $400 million each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

         Interest on amounts drawn under the $1 billion credit facility varies based on a specific Eurodollar rate. Based on the $250 million outstanding balance as of September 30, 2002, a one-percent change in the applicable rate would change the amount of interest paid annually by $2.5 million. Subsequent to September 30, 2002, the Company modified its credit agreement and increased its total borrowings under the agreement to $420 million. A one percent change in the applicable rate would increase interest expense related to the $420 million outstanding by $4.2 million per year.

Item 4.	Controls and Procedures

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

The Company has no material legal proceedings pending.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

(i)	Form 8-K dated August 22, 2002 reporting the issuance of a press release regarding a workforce reduction.

(ii)	Form 8-K dated September 3, 2002 furnishing an investor presentation.

(iii)	Form 8-K dated October 28, 2002 reporting the amendment of the Company’s credit agreement.

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.1–	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2–	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.
Date: November 14, 2002	By:	/s/ JILL R. STUART

Jill R. Stuart Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

Certification

I, Larissa L. Herda, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Time Warner Telecom Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ LARISSA L HERDA

Larissa L. Herda Chairman, President and Chief Executive Officer

TIME WARNER TELECOM INC.

Certification

I, David J. Rayner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Time Warner Telecom Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ DAVID J. RAYNER

David J. Rayner Sr. Vice President and Chief Financial Officer