Form 10-K
period 2002-12-31
TIME WARNER TELECOM INC
filed 2003-03-13
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-30218

TIME WARNER TELECOM INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1500624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10475 Park Meadows Drive

Littleton, CO 80124

(Address of Principal Executive Offices)

(303) 566-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES ☒   NO ☐

As of June 30, 2002, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $82.8 million, based on the closing price of the Company’s Class A common stock on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of February 28, 2003 was:

Time Warner Telecom Inc. Class A common stock–48,990,768 shares

Time Warner Telecom Inc. Class B common stock–65,936,658 shares

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, business, and financing plans. These forward-looking statements are based on our current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intends,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TELECOMMUNICATIONS DEFINITIONS

In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this report, a glossary is included following Part III.

PART I

Item 1.    Business

Overview

Time Warner Telecom Inc. is a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. We deliver broadband data, dedicated Internet access, and local and long distance voice services in 44 metropolitan markets in the United States as of December 31, 2002. Our customers are principally telecommunications-intensive businesses, long distance carriers, Internet service providers (“ISPs”), incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and governmental entities. As of December 31, 2002, our networks covered 17,390 route miles, contained 823,977 fiber miles in 22 states, and offered service to 12,241 buildings served either entirely by our facilities (“on-net”) or through the use of facilities of another carrier to provide a portion of the link (“off-net”).

Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and the telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website any amendments to or waivers from our code of ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

Time Warner Cable (now a unit of AOL Time Warner Inc.) began our business in 1993. Since 1997, our business has changed substantially into an exclusive focus on business customers, including carriers and governmental entities, and an expansion from dedicated services into switched services, Internet and data, and geographic areas beyond the Time Warner Cable footprint.

In July 1998, we were reorganized into a limited liability company, Time Warner Telecom LLC (“TWT LLC”), and conducted an offering of $400 million principal amount of 9¾% Senior Notes due July 2008.

In May 1999, in preparation for our initial public offering, TWT LLC was reconstituted as a Delaware corporation through the conversion of TWT LLC’s limited liability company interests into common stock of the newly formed corporation, Time Warner Telecom Inc. This transaction is referred to as the “Reconstitution.” Also in May 1999, in conjunction with the Reconstitution, we completed an initial public offering (“IPO”) of 20,700,000 shares of Class A common stock at a price of $14 per share.

As a result of the Reconstitution, we have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently, the Class B common stock is collectively owned directly or indirectly by AOL Time Warner Inc., Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation (collectively, the “Class B Stockholders”).

Business Strategy

Our primary objective is to be the leading provider of high quality telecommunications services in each of our service areas, principally utilizing our fiber facilities to offer high value products – voice, data, Internet Protocol (“IP”), and dedicated services – as the carrier of choice for medium- and large-sized business enterprises, governmental agencies, and other carriers. The key elements of our business strategy include the following:

Leverage Existing Fiber Optic Networks.    We have designed and built local and regional fiber networks to serve geographic locations where management believes there are large numbers of potential customers. Our network architecture reflects a convergence of circuit switched (primarily using Time Division Multiplexing or “TDM” technology), as used in the traditional public switched telephone network (“PSTN”), and packet switched (using IP technology) technologies with redundancy and diversity maintained throughout the network. The network architecture is designed to remain open and capable of supporting connections with other networks, as well as allowing for utilization of “best of breed” suppliers’ components to be integrated for enhanced diversity and availability. As of December 31, 2002, we operated networks that spanned 17,390 route miles and contained 823,977 fiber miles in 22 states. In addition, we operate a fully managed, fiber-based nationwide IP network to provide the capacity and high quality service increasingly demanded by our customers. Our IP backbone network capacity ranges from OC-3 to OC-48, depending on the specific route, and includes long haul circuits leased from other carriers. We believe that our extensive broadband network capacity allows us to:

•	emphasize our fiber facilities-based services rather than resale of network capacity of other providers, thus realizing higher gross margins than non-fiber facilities-based carriers;

•	offer value added products that add data, IP, and managed services to standard network services, which enhance the voice and data networking ability for end user business customers; and

•	provide better customer service because we can exert greater control over our services than our competitors that depend heavily on other service providers.

During 2001, we expanded our footprint by launching service in five new markets and by acquiring substantially all of the assets of GST Telecommunications, Inc. (“GST”) out of bankruptcy. We plan to increase penetration in existing markets and do not currently intend to expand into additional new markets. We continue to extend our network in our present markets in order to reach additional commercial buildings directly with our fiber facilities. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed without the need to add additional fiber capacity.

Expand Service Offerings.    We provide a broad range of switched services throughout our service area. We utilize high-capacity digital end office switches that enable us to offer both local and toll services to our customers. We have also installed “softswitches” and related network equipment – media gateways, signaling gateways, and applications servers (collectively referred to as “converged network elements”) in certain markets, which enable the switching and routing of voice calls over packet networks as well as managing the related PSTN call traffic interface. The converged network elements are collectively much smaller and more cost effective than traditional PSTN end office switches and allow us to offer traditional voice telephony services and to develop future service applications that enhance business end user customers’ voice and data networking ability.

Data services are increasingly important to our targeted business end user and carrier customer base. In particular, we believe that the demand for high-speed, high-quality local area networks (“LAN”), native (i.e., requiring no protocol conversion) LAN (“NLAN”), switched NLAN, and wide area network connectivity using Ethernet protocol will continue to grow over the long term. We expect this demand will grow in support of specific applications such as website hosting, e-commerce, intranet, and Internet access. We will continue to deliver high-speed traditional transport services (e.g., DS-1, DS-3, and OC-n) through our fiber optic networks, but intend to focus on the delivery of next generation data networking as well as voice and data applications over a common network infrastructure. We anticipate that the converged network will be capable of supporting IP-based services such as voice over IP and unified messaging as well as managed service applications such as virtual private networking.

Target Business Customers.    We operate networks in metropolitan areas with high concentrations of medium- and large-sized businesses, including other carriers. These businesses are potentially high-volume users of our services and are more likely to seek the greater reliability provided by an advanced network such as ours. We target business end user customers with value added products that enhance the customers’ data networking ability and provide a high level of customer service. As a result of weakness in the carrier sector, we have sought to broaden our revenue base by an increased focus on business end user (non-carrier) customers and governmental customers, while still focusing on more stable carrier customers. To achieve revenue growth from end user customers, we have established a sales group that targets national enterprise customers and also plan to leverage co-marketing arrangements with a select number of complementary vendors. We also plan to expand our direct sales force. In addition, in order to achieve further economies of scale and network utilization, we are targeting smaller business customers where we can offer a package of network services that may not otherwise be available to those customers.

Interconnect Service Areas.    We group the service areas in which we operate into geographic clusters across the United States. We selectively interconnect certain of our existing service areas within regional clusters with owned or leased fiber optic facilities. We expect the interconnection of service areas to increase our revenue potential and increase margins by addressing our customers’ regional long distance, voice, data, and video requirements.

Utilize Relationships with AOL Time Warner and its Affiliates.    We have benefited from our relationship with Time Warner Cable, one of the largest multiple system cable operators in the U.S., by licensing and sharing the cost of fiber optic facilities. This licensing arrangement allows us to benefit from Time Warner Cable’s access to rights-of-way, easements, poles, ducts, and conduits. See “Certain Relationships and Related Transactions” and “Risk Factors – The Class B Stockholders or their affiliates may compete with us.” Furthermore, we believe that the strong awareness and positive recognition of the “Time Warner” brand name contributes to our marketing programs and sales efforts by distinguishing us from our competitors. In addition, we have entered into agreements with various units of AOL Time Warner to provide switched, dedicated, data, and Internet services to those units.

Continue Disciplined Expenditure Program.    We increase operational efficiencies by pursuing a disciplined approach to capital and operating expenditures. The capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return. As a result of the sluggish economy in 2002, we reduced our historical levels of capital spending to preserve liquidity. However, in order to drive growth, we expect to increase capital spending in 2003 to approximately $200 million compared to approximately $105 million in 2002, and invest selectively in growth prospects such as building entries, electronics, distribution rings, product expansion, and upgrades to our back office systems while maintaining sensitivity to costs and the continued unsettled economic climate. In addition, our disciplined spending approach allowed us to adjust operating expense spending appropriately, including reducing headcount, as revenue growth declined in 2002.

Services

We provide our customers with a wide range of telecommunications services, including dedicated transport, local switched, long distance, data and video transmission services, high-speed dedicated Internet access, and intercarrier services.

Dedicated Transport Services

We currently provide a complete range of dedicated transport services with transmission speeds from 1.544 megabits per second to 9.953 gigabits per second to our carrier and end user customers. These services satisfy needs for voice, data, image, and video transmission. Each uses state-of-the-art fiber optics and are available as:

•	POP-to-POP Special Access. Telecommunications lines linking the points of presence (“POPs”) of one interexchange carrier (“IXC”) or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

•	Interexchange Carrier Special Access. Telecommunications lines between customers and the local POPs of IXCs.

•	Private Line. Telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice and data traffic among customer locations.

•	Metropolitan and Regional Connectivity. Each transport service is available on our metropolitan fiber networks. Most are also available between cities on our inter-city, regional networks, now reaching 30 major markets.

•	Transport Arrangements. Dedicated transport between our equipment collocated within local exchange carrier (“LEC”) central offices and the IXC POP designated by end user customers. The arrangement can transport either special access or switched access, and gives end user customers competitive choice for reaching IXCs.

These services are available in a wide variety of configurations and capacities:

•	SONET Services. Full duplex transmission of digital data on Synchronous Optical Network (“SONET”) standards. Our local SONET services allow multipoint transmission of voice, data, or video over protected fiber optic networks. Available interfaces include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

•	Private Network Transport Services. A premium quality, fully redundant, and diversely routed SONET service that is dedicated to the private use of individual customers with multiple locations.

•	Wavelength or “Lambda” Services. Extremely high capacity, point-to-point transmission services using DWDM interfaces. Customers have access to multiple full-bandwidth channels of 2.5 gigabits per second and 10 gigabits per second.

•	Broadcast video TV-1. Dedicated transport of broadcast television quality video signals over fiber optic networks.

Switched Services

Our switched voice services provide business customers with local calling capabilities and connections to our IXCs. We own, house, manage, and maintain the switches used to provide the services. Our switched services include the following:

•	Business Access Line Service. This service provides voice and data customers quality analog voice grade telephone lines for use at any time. Business access line service provides customers with flexibility in network configurations because lines can be added, deleted, and moved as needed.

•	Access Trunks. Access trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange (“PBX”) customers, that own and operate a switch on their own premises. PBX customers use these trunks to provide access to the local, regional, and long distance telephone networks. PBX customers may use either our telephone numbers or their ILEC-assigned telephone numbers. Customer access to our local exchange services is accomplished by a DS-1 digital connection or DS-0 analog trunks between the customer’s PBX port and our switching centers.

•	Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to our local exchange service customers.

•	Local Telephone Service. Local telephone service can be tailored to a customer’s particular calling requirements. Local telephone service includes operator and directory assistance services, and custom calling features such as call waiting and caller ID.

•

Long Distance Service.    Long distance service provides the capability for a customer to place a voice call from one local calling area to another, including international calling. The long distance offering is comprised of a full suite of basic long distance services, including toll-free 800 number service, calling card, and international calling. We offer long distance services bundled with other services because we believe small- and medium-sized businesses may prefer to obtain long distance, local, and Internet services from a single provider instead of working with multiple carriers. We also offer usage-based rates for 1+, toll-free, and dedicated service, as well as package plans for various committed levels of usage. The target customers are small- and medium-sized business customers. Generally, large businesses tend to obtain their long distance services directly from the major long distance carriers.

•	Bundled Services. We provide bundled solutions to small- to medium-sized business users. These solutions provide DS-0 (64 Kbps) channels to which a customer’s voice and Internet services can be connected for integration to a single DS-1 (1.544 megabits per second or “Mbps”) transport facility. Many customers purchase voice (local and long distance) on separate DS-1 or DS-0 facilities. These customers will often have one vendor for their local service and a different vendor for their long distance. Additionally, such customers might also purchase Internet services from yet another vendor on a variety of DS-0 or DS-1 facilities. Such an arrangement results in having three different vendors and producing at least three different monthly bills. Our bundled offerings enable customers to purchase a single DS-1 transport facility over which lines, trunks, long distance, and Internet services can be combined to provide an integrated service offering.

•	Other Services. Other services we offer include telephone numbers, listings, customized calling features, voice messaging, hunting, blocking services, and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or “ISDN.”

Data Services

We offer our customers a broad array of data services that enable them to connect their own internal computer networks and access external computer networks and the Internet at very high speeds using the Ethernet protocol.

We offer the following range of NLAN services:

•	Point-to-Point NLAN. The Point-to-Point NLAN product provides metropolitan area optical Ethernet transport service between two locations over both SONET and DWDM platforms at speeds of 10, 100, 622, and 1000 Mbps. The SONET-based platforms allow network Ethernet connections that have high levels of network protection and reliability.

•	Point-to-Multipoint NLAN. This service is a multi-location Ethernet data service, using Ethernet ports to connect multiple customer remote locations back to a single customer Ethernet port located at the main customer site. This is also known as Hub-and-Spoke connectivity. This SONET-based service provides a high level of reliability and network protection to the customer. The available speeds are 10, 100, 622, and 1000 Mbps.

•	Multipoint NLAN. The NLAN Multipoint service provides a private metropolitan local area Ethernet network, allowing the customer to share bandwidth between multiple customer Ethernet locations over a metropolitan area. The customer can access the network at speeds of 10, 100, 622, and 1000 Mbps.

•	Customer-Direct NLAN. The Customer-Direct NLAN service is a point-to-point, unmanaged, stand-alone service for both 100 Mbps and 1000 Mbps Ethernet connections that offers basic Ethernet connectivity at low cost to the customer. The service is referred to as “unmanaged” because the fiber between customer locations is entirely dedicated to that customer and is not monitored by our network operations center. Troubleshooting and maintenance of unmanaged NLAN circuits requires a service visit by one of our technicians.

•	Switched NLAN. The switched NLAN service incorporates data switching technology into the NLAN product suite through the use of Ethernet switches in our network. This service allows multiple customer locations to interconnect using 10, 100, and 1000 Mbps Ethernet interfaces over a shared metropolitan Ethernet infrastructure. This service provides connectivity between locations without full physical connections and allows us to compete with frame relay as well as other switched metropolitan Ethernet data services by providing higher bandwidth.

The above services, except for Customer-Direct NLAN, are provided over a shared network, but the traffic from each customer is uniquely identified through the use of logical connections. These logical connections not only virtually separate one customer’s traffic from that of another, but they also provide security in such a way that each customer’s traffic is securely delivered only to that customer’s end-user Ethernet ports.

In 2002, we introduced a storage transport solution. We manage the circuits and monitor the links for this service which allows customers to transport their critical data to a remote storage facility for back up, mirroring, and disaster recovery purposes. Using DWDM technology, we are able to transport storage traffic in ESCON, Fibre Channel and Gigabit Ethernet protocols without any protocol translation to a customer’s secure site miles away.

Internet Services

We offer a wide range of dedicated high-speed Internet services to our business customers with speeds from 128 kilobits per second to 1 gigabit per second. We also offer a wide range of access services. Traditional Internet services are delivered via a TDM-based transport facility with standard offerings of DS-1, DS-3, and OC-3 connectivity. Ethernet Internet services are delivered via full duplex Ethernet connections capable of sending and receiving information at the same time with standard offerings of Ethernet (10 Mbps), Fast Ethernet (100 Mbps), and Gigabit Ethernet (1000 Mbps).

We began to offer dedicated web hosting services in late 2000 and upgraded our platforms in 2002. Customers are able to use the dedicated servers we own and operate for e-mail, web hosting, and file transfer. We offer this service in all of our markets primarily as a value add-on for our data and Internet services customers.

Intercarrier Services

By virtue of being interconnected with other telecommunications carriers, we provide traffic origination and termination services to other carriers. These services consist of the origination and termination of long distance calls and the termination of local calls.

•	Switched Access Service. The connection between a long distance carrier’s POP and an end user’s premises that is provided through the switching facilities of a LEC is referred to as switched access service. Switched access service provides IXCs with a switched connection to their customers for the origination and termination of long distance telephone calls or provides large end users with dedicated access to their IXC of choice.

•	Local Traffic Termination Services. Pursuant to interconnection agreements with other carriers, we accept traffic that originates on another LEC’s facilities and carry that traffic over our facilities to our customers in order to complete calls. Generally, under applicable regulations, we are entitled to receive compensation—referred to as “reciprocal compensation”—from the originating LECs for those services.

Limitation on Residential and Content Services

Our Restated Certificate of Incorporation prohibits us from (i) engaging in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information, or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004, or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors, but a similar restriction on our use for those purposes of capacity licensed to us under the capacity license agreements continues until 2028. See “Certain Relationships and Related Transactions.” Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry. We do not currently have plans to offer residential or content services after May 2004 in our service areas not covered by the capacity license agreements with Time Warner Cable.

Telecommunications Networks and Facilities

Overview.    We use advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data, and video telecommunications services. Our basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET and DWDM equipment deployed in fully redundant, self-healing rings. These SONET and DWDM rings give us the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a fiber cut. We have also deployed a next generation Internet backbone using redundant core routers to deliver Internet traffic to our customers. Our networks contain softswitches and media gateways to enable voice services over IP and Ethernet switches to deliver Ethernet-based services. Our networks are also designed for remote automated provisioning, allowing us to meet customers’ real time service needs. We extend SONET rings or point-to-point links from rings to each customer’s premises over our own fiber optic cable and in some cases using customer links obtained from ILECs. We also install diverse building entry points if a customer’s security needs require such redundancy. We then place necessary customer-dedicated or shared electronic equipment at a location near or in the customer’s premises to terminate the link.

We serve our customers from one or more central offices or hubs strategically positioned throughout our networks. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. We continuously monitor system components from our network operations center and proactively focus on avoiding problems.

We add switched, dedicated, and data services to our basic fiber optic transmission platform by installing sophisticated softswitches and digital electronics at our central offices and nodes at customer locations. Our advanced digital telephone and IP switches are connected to multiple ILECs and long distance carrier switches to provide our customers ubiquitous access to the PSTN. We also provide routers for our Internet backbone and LAN multiplexers at our customers’ premises and in our central offices to provide high-speed LAN interconnection services.

Our strategy for adding customers is designed to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers directly to our networks. To serve a new customer initially, we may use various transitional links, such as utilizing a portion of an ILEC’s network. When these customers’ communications volumes increase, we may build our own fiber optic connection between the customer’s premises and our network to accommodate the customer’s needs and maximize our return on network investment.

Telecommunications Networks.    The following chart sets forth information regarding each of our telecommunications networks as of December 31, 2002:

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
Albany, New York (2)	Jul-95	Sep-99
Albuquerque, New Mexico (3)	Jan-01	Jan-01
Atlanta, Georgia	Oct-01	Oct-01
Austin, Texas (2)	Sep-94	Apr-97
Bakersfield, California (3)	Jan-01	Jan-01
Binghamton, New York (2)	Jan-95	Aug-00
Boise, Idaho (3)	Jan-01	Jan-01
Charlotte, North Carolina (2)	Sep-94	Dec-97
Chicago, Illinois	Mar-01	—

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
Cincinnati, Ohio (2)	Jul-95	Nov-97
Columbia, South Carolina (2)	Jun-01	Jul-01
Columbus, Ohio (2)	Mar-91	Jul-97
Dallas, Texas	Sep-99	Sep-99
Dayton, Ohio (2)	Nov-00	Nov-00
Denver, Colorado	Aug-01	Nov-01
Fayetteville, North Carolina (2)	Apr-00	Apr-00
Fresno, California (3)	Jan-01	Jan-01
Greensboro, North Carolina (2)	Jan-96	Sep-99
Honolulu, Hawaii (2)	Jun-94	Jan-98
Houston, Texas (2)	Jan-96	Sep-97
Indianapolis, Indiana (2)	Sep-87	Dec-97
Jersey City, New Jersey	Jul-99	Jul-99
Los Angeles, California (3)(4)	Jan-01	Jan-01
Manhattan, New York (2)	Feb-96	Feb-98
Memphis, Tennessee (2)	May-95	May-97
Milwaukee, Wisconsin (2)	Feb-96	Sep-97
Minneapolis, Minnesota (2)	Jun-01	Nov-01
Oakland, California (3)(5)	Jan-01	Jan-01
Orange County, California	Dec-00	Dec-00
Orlando, Florida (2)	Jul-95	Jul-97
Phoenix, Arizona (3)	Jan-01	Jan-01
Portland, Oregon (3)	Jan-01	Jan-01
Raleigh, North Carolina (2)	Oct-94	Sep-97
Rochester, New York (2)	Dec-94	Feb-95
Sacramento, California (3)	Jan-01	—
San Antonio, Texas (2)	May-93	Nov-97
San Diego, California (2)	Jun-95	Jul-97
San Francisco, California (3)	Jan-01	Jan-01
San Luis Obispo, California (3)	Jan-01	Jan-01
Santa Barbara, California (3)	Jan-01	Jan-01
Seattle, Washington (3)	Jan-01	Jan-01
Spokane, Washington (3)	Jan-01	Jan-01
Tampa, Florida (2)	Dec-97	Jan-98
Tucson, Arizona (3)	Jan-01	Jan-01

1)	Date of “Switched Services Commercially Available” is the first date on which switched services were provided to a customer for markets not acquired from GST.
2)	Metropolitan statistical areas in which we obtain or expect to obtain fiber capacity through licensing agreements with Time Warner Cable. See “Certain Relationships and Related Transactions.”
3)	The “available” date represents the date the assets were acquired from GST.
4)	Includes Los Angeles, Riverside, and Ventura.
5)	Includes Oakland and Stockton.

Western Long Haul Network.    As part of the GST asset acquisition, we acquired a long haul fiber optic backbone network, extending in a ring configuration from Seattle to San Diego on the west and connecting through Las Vegas and Salt Lake City on the east. This long haul network interconnects many service areas in our western region and is used to provide voice, Internet, data, and video transport services. As part of the GST transaction, we assumed certain agreements to provide long-term rights (generally 20 to 30 years) to dark fiber and conduit to third parties. Dark fiber consists of fiber strands contained within a fiber optic cable that are not connected to electronic equipment. As of December 31, 2002, we have delivered all of the fiber and conduit required under these agreements and we retain sufficient fiber and conduit for our own uses.

Network Monitoring and Management.    We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the network at our network operations center in Greenwood Village, Colorado. With 875 technicians and customer service representatives, we are generally able to quickly correct, and often anticipate, problems that may arise in our networks. We provide 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble. In 2002, we completed the consolidation of the network operations center in Vancouver, Washington, acquired through the GST asset acquisition, into our Greenwood Village network operations center.

In the first quarter of 2003, we began the process of migrating the functions previously provided by our Internet network operations center in Milwaukee, Wisconsin to the Greenwood Village, Colorado network operations center. The Milwaukee center, with approximately 35 employees, handled all provisioning, call center, and surveillance functions for our IP backbone and services, including Internet access and web hosting, provided over our IP backbone. The move is intended to provide enhanced support for our data and IP services through the additional resources already available in the Greenwood Village network operations center.

Infrastructure Migration.    We continually evaluate new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers and purchasing equipment at the best available price. We continue to expand IP capabilities throughout our network through the deployment of packet telephony systems such as media gateways and softswitches. In order to prepare to deliver the next generation voice and data services, we are using these new technologies to augment traditional circuit switched systems. We offer primary rate interface voice service and digital trunks and plan to offer IP Centrex (business voice services and additional features without the need for PBX equipment at the customer’s premises) over this platform in 2003. As an extension of the Signaling System 7 (“SS7”) network that we acquired in connection with the GST asset acquisition, we extended the acquired SS7 network to our existing networks, completing the migration to our internal SS7 network in 2002. This migration decreased our dependence on other providers for signaling and related database services.

Information Systems Infrastructure.    We use a centrally deployed series of primarily web-based platforms and relational database servers to provide cost effective computing support for our business functions. These services and products enable employees to support customers directly, manage the telephony infrastructure, and report and manage trouble resolution. The computing infrastructure strategy enables us to mix and match computing platforms to meet our specific business needs including telephony ordering, design, provisioning, inventory, engineering, installation, billing, decision support, financial, procurement, human resources, and customer care business functions. The strategy of buying “off-the-shelf” products and integrating them into our existing information systems infrastructure instead of utilizing several stand-alone applications supports a more responsive and flexible environment. Our information systems provide real time support of network operations and deliver data at the network, regional and corporate level, sorted by customer and vendor. The systems selected or built utilize open system standards and architectures, allowing interoperability with third parties’ systems. Our information technology teams have developed competencies in application integration using the latest in enterprise application products and strategies. Most recently, we have implemented a custom built management platform that is integrated with an off-the-shelf enterprise workflow platform and allows us to manage our customers, accounts, orders, and products more effectively utilizing standard business processes that are enforced and measured by the enterprise workflow application.

Network Development and Application Laboratory.    Our network development and application laboratory is a comprehensive telecommunications technology, applications, and services development laboratory, equipped with advanced systems and equipment, including those we use in the operation of our local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with our digital networks, for the purposes of:

•	verifying the technical and operational integrity of new equipment prior to installation in the networks;

•	developing new services and applications;

•	providing a realistic training environment for technicians, engineers, and others; and

•	providing a network simulation environment to assist in fault isolation and recovery.

Billing Systems.    We contract with outside vendors for customer billing. We have licensed a system for transport and switched services billing that we operate on our own equipment and contract facility management and development with an outside vendor. In addition, we have a service bureau arrangement with another vendor for carrier and interconnection billing.

Customers and Sales and Marketing

Our customers are principally telecommunications-intensive medium- and large-sized business end users including financial services, health care, media and technology companies, long distance carriers, ISPs, wireless communications companies, ILECs, CLECs, and various governmental entities.

We have substantial business relationships with a few large customers. For the year ended December 31, 2002, our top ten customers accounted for approximately 45% of our total revenue. Our largest customer for the year ended December 31, 2002, WorldCom Inc. and its affiliates (“WorldCom”), accounted for 11% of our total revenue in 2002. A portion of that revenue results from traffic that is directed to us by customers that have selected WorldCom as their long distance carrier. No other customer, including customers that direct their business through long distance carriers, accounted for 10% or more of revenue in 2002. The Chapter 11 reorganization of WorldCom has begun to impact our recurring revenue and is expected to continue to do so. See “Risk Factors—Several customers account for a significant portion of our revenue and our largest customer is in bankruptcy.”

We maintain a direct sales effort in each of our service areas along with regional and national sales support. The number of sales account executives totaled 225 at December 31, 2002. Commissions for our sales representatives are linked to recurring revenue from services installed. We provide enhanced commissions for executing service contracts with terms of two years or greater and for services entirely on our network. Currently, more than half of our revenue from services subject to service agreements is provided under agreements with an initial duration of three years or greater.

In addition to our direct sales channels, we have begun to enter into joint marketing arrangements with vendors of complementary products in order to develop additional sales opportunities. We plan to retain control of the sales and contracting process after receiving leads from the co-marketers. Since our co-marketing arrangements are still being developed, there is no assurance that this program will generate significant additional revenue for us. In addition, we market our services through advertisements, trade journals, media relations, direct mail, and participation in trade conferences.

Through our national sales organization, we target long distance carriers, ISPs, ILECs, large strategic business accounts, and wireless telephone companies. We have master services agreements with a significant number of the long distance carriers, including AT&T, WorldCom, Sprint Corporation, and Qwest Communications Inc. By providing long distance carriers with a local connection to our customers, we enable them to avoid complete dependence on the ILECs for access to customers and to obtain a high-quality and reliable local connection. We provide a variety of transport services and arrangements that allow long distance carriers to connect their own switches in both local areas, or intra-city, and wide areas, or inter-city. Additionally, long distance carriers may purchase our transport services that allow them to connect their switch to an ILEC switch and to end user locations directly. Our networks allow us to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards, and customer service throughout our 22 state service area.

Beginning in 2001, we have experienced significant customer disconnections (churn) as a result of bankruptcies, customers contracting their operations, and customers optimizing their existing networks in response to the economic downturn. As a result, we increased our focus on established carrier customers and on end user customers to replace the revenue lost to disconnections.

Our marketing emphasizes our:

•	reliable, facilities-based networks;

•	responsive customer service orientation;

•	integrated operations, customer support, network monitoring, and management systems; and

•	flexibly-priced, bundled services.

Our centrally managed customer support operations are designed to facilitate the processing of orders for changes and upgrades in customer services. To reduce the risk in bringing new and untested telecommunications services to a dynamically changing market, we introduce our services once market demand develops, and offer them in diversified, competitively-priced bundles in order to increase usage among our existing customers and to attract new customers. The traditional switched and dedicated services we offer are typically priced at a discount to the ILECs’ prices for comparable services.

Customer Service

With 875 technicians and customer service representatives at December 31, 2002, we provide customers with continuous support and superior service. To provide customer service, account representatives are assigned to our customers to act as effective liaisons. Technicians and other support personnel are available in each of our service areas to react to any network failures or problems. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain network reliability and performance. See “Telecommunications Networks and Facilities—Network Monitoring and Management.”

Competition

We believe that the principal competitive factors affecting our business are and will continue to be:

•	pricing;

•	service quality;

•	regulatory decisions and policies that impact competition;

•	ability to introduce new services in a timely, competitive, and market acceptable manner; and

•	ability to implement efficient back office systems, including provisioning, billing, and customer care.

We believe that we compete favorably with other companies in the industry or are generally impacted favorably with respect to each of these factors. Although we compete with other carriers primarily on service quality and customer service rather than price, intense price competition for certain products such as long distance service, inter-city point-to-point services, and POP to POP dedicated services has driven down prices for these products. Also, we typically price our traditional switched and dedicated services at a discount to the ILEC’s prices for comparable services. With several facilities-based carriers providing the same service in a given market, price competition is likely and can be severe. As a result, we have experienced price competition that is expected to continue. In addition, we believe that weakness in the CLEC sector has led to below-cost pricing as certain competitors seek to meet revenue targets without regard to profit margin. During 2001 and continuing in 2002, due to business failures and contractions, the overall number of competitors declined, and competitors slowed or stopped their build-out plans. A number of our CLEC competitors have been undergoing restructuring either in the context of Chapter 11 bankruptcy proceedings or as a result of serious liquidity problems. Some of these competitors have or could emerge from these restructuring transactions with little or no indebtedness but with existing network capacity for new sales, which could lead to further downward pricing pressure.

The ILECs—Verizon Corporation, BellSouth Corporation, Qwest Communications Inc., and SBC Communications Inc., among others, – offer services substantially similar to those we offer. We believe that the ILECs may have competitive advantages over us, such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type we offer from service revenue in unrelated businesses. However, we believe that our customers are increasingly interested in alternate providers for redundancy of networks, enhanced disaster recovery, and advanced services. In light of the bankruptcies in the CLEC sector, some customers are seeking financially stable providers to a greater extent than in prior years. In most of the metropolitan areas in which we currently operate, at least one, and sometimes several other CLECs offer substantially similar services at substantially similar, and in the case of some products, substantially lower prices than we offer.

We also face competition from electric utilities, long distance carriers, wireless telephone system operators, private networks built by large end users, and cable television companies that presently, and may in the future, offer services similar to those we offer. See “Risk Factors—The Class B Stockholders or their affiliates may compete with us.”

The Telecommunications Act of 1996 (the “1996 Act”) allows the regional Bell operating companies (“RBOCs”) and others, such as electric utilities, to enter the long distance market. Certain of the RBOCs have begun providing out-of-region long distance services. When a RBOC obtains authority to provide in-region interLATA services, it will be able to offer customers both local and long distance telephone services. Given the market power the RBOCs currently possess in the local exchange market, the ability to provide both local and long distance services is expected to make the RBOCs even stronger competitors. The Federal Communications Commission (“FCC”) has granted authority to RBOCs in 35 states to provide in-region interLATA services, 14 of which are states in which we operate. Regulatory environments at both the state and federal level differ widely and have considerable influence on our market and economic opportunities and resulting investment decisions. We believe we must continually monitor regulatory developments and remain active in our participation in regulatory issues. Some regulatory decisions have or may in the future have negative impacts on our revenue or expenses, and may favor certain classes of competitors over us. See “Government Regulation.”

We believe that certain IXCs have and may continue to pursue alternatives to their practices with regard to obtaining local telecommunications services from ILECs and CLECs, including acquisition of their own facilities. In addition, IXCs may be able to provide local service by reselling the facilities or services of an ILEC or the services of another CLEC, which may be more cost effective for an IXC than using our services.

To the extent we interconnect with and use ILEC networks to service our customers, we depend on the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also use ILEC special access services to reach certain customer locations that are not served by our network. Although the 1996 Act imposes interconnection obligations on ILECs, the regulation of ILEC performance standards and the imposition of non-performance remedies is still developing and there is no assurance that we will be able to obtain all of the ILEC services we need on a timely basis or that the quality of service we receive will be acceptable. In the event that we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, the attractiveness of certain of our services to our customers could be impaired.

Government Regulation

Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the FCC, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With enactment of the 1996 Act, competition in all telecommunications market segments, including local, toll, and long distance, became matters of national policy even though the states continue to have a significant role in administering policy. We believe that the national policy fostered by the 1996 Act has contributed to significant market opportunities for us. However, since 1996, various ILEC legal challenges and lobbying efforts have resulted in state and federal regulatory decisions affecting implementation of the 1996 Act that favor other competitors. Since federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, we believe that future regulatory activity relating to the 1996 Act will focus largely on enforcement of carrier-to-carrier requirements under the law and on consumer protection measures.

Telecommunications Act of 1996.    The 1996 Act is intended to increase competition in local telecommunications services by requiring ILECs to interconnect their networks with CLECs. The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. Under the 1996 Act, ILECs are required to attempt to negotiate with CLECs wanting to interconnect with their networks. We have negotiated interconnection agreements with the ILECs in each of the markets in which we offer switched services and have negotiated, or are negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to ours for intrastate intraLATA toll traffic and extended area services. To the extent agreements have expired, we have either renegotiated or are in the process of negotiating new contracts. Typically, expired agreements allow us to continue to exchange traffic with the other carrier pending execution of a new agreement.

In August 1996, the FCC promulgated rules to govern interconnection, resale, dialing parity, unbundled network elements (“UNE”), and the pricing of those facilities and services, including the Total Element Long Run Incremental Cost (“TELRIC”) standard for UNEs. Most recently, as part of its Triennial Review, the FCC has revisited its rules relating to UNEs, as discussed below.

Reciprocal compensation revenue is an element of switched services revenue that represents compensation from LECs for local exchange traffic terminated on our facilities originated by other LECs. Historically, a portion of the reciprocal compensation revenue payable to us has resulted from the termination of calls to our ISP customers. As dial-up Internet traffic grew, ILECs have challenged the requirement to pay reciprocal compensation for ISP-bound traffic under various legal theories.

In June 2001, the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic. The new regulatory scheme phases in reductions on the maximum compensation rate for dial-up Internet-bound traffic over a three-year period beginning in 2001. The FCC initiated a rulemaking to consider whether it should replace all existing intercarrier compensation schemes with some form of “bill and keep”. “Bill and keep” means that neither carrier receives compensation for Internet-bound traffic. The FCC has completed an initial comment cycle, but there has been no further activity on this proceeding to date. The interim carrier-to-carrier cost recovery rule has negatively impacted and will continue to have a negative impact on our revenue stream. The FCC’s order also imposed bill and keep payment arrangements for Internet-bound traffic as carriers enter new markets. As a result of the FCC’s order, state commissions lack authority over Internet-bound traffic compensation issues, except that state commission decisions regarding this traffic for prior periods were not affected by the order. Although challenges filed by CLECs to the FCC’s order in federal court resulted in a federal appeals court ruling in May 2002 precluding the FCC’s stated statutory basis for the reciprocal compensation order, the court did not vacate the FCC’s order. As a result, the order remains in effect pending further FCC action on the court’s remand. The outcome of the remand is uncertain.

In some cases our right to receive reciprocal compensation for traffic terminated to our ISP customers was contractually dependent on the outcome of regulatory proceedings addressing reciprocal compensation for ISP traffic. The impact of the FCC’s 2001 ruling on the payment of reciprocal compensation under some of those agreements is still in dispute with certain ILECs. The rate reductions resulting from the FCC order, including a further reduction scheduled for June 2003, and exclusion of ISP-bound traffic from reciprocal compensation requirements in new markets will continue to reduce the revenue we receive for terminating ISP-bound traffic originated by ILECs. The adoption of a bill and keep regime for all existing intercarrier compensation schemes would further reduce our revenue, and to a much lesser extent, our expenses.

Federal Regulation.    Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs while the CLEC access rates have been less regulated. In May 2000, the FCC ordered a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. The FCC also released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, our rates were reduced and will continue to decline through June 2004 to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the ILEC’s. This order does not affect rates subject to contracts that we have entered into with certain long distance carriers. We and several other CLECs have filed petitions with the FCC for reconsideration of the provisions of the order relating to new markets, and other carriers have challenged the order in federal court. There is no assurance that any legal challenge will be successful or that a successful challenge will change the trend toward lower access charges. The ILEC access reform decision, as well as the CLEC access charge regulation have resulted in reductions in the per-minute rates we receive for switched access service in 2001 and 2002 and will result in further reductions through June 2004. There is no assurance that we will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources.

During 2001, the FCC initiated a Triennial Review of UNEs to determine which of these elements the ILECs must continue to provide under sections 251 and 252 of the 1996 Act. The FCC rendered a decision on February 13, 2003, although the full text of the Order and details of that decision have not yet been released. The FCC appears to have largely left the issue of the availability of local switching as an UNE up to the states. The UNE Platform is a combination of loops and switching and ancillary services that allows a carrier to deliver end-to-end services without owning any telecommunications facilities. The UNE Platform, obtained from ILECs at TELRIC prices, is used primarily by IXCs to resell ILEC local exchange service and bundle such service with their long-distance offerings. While many states are expected to retain UNE offerings over the next few years, we cannot predict what any particular state may decide. The FCC did establish limits on competitors’ access to interoffice transport as an UNE and also limited CLEC access to ILEC broadband facilities as UNEs. We do not use any UNE Platform and have used UNEs very minimally. While the full extent of the FCC’s ruling will not be known until the FCC Order is released, we do not expect any material impact on our revenues or costs.

Federal legislation entitled “Internet Freedom and Broadband Deployment Act of 2001,” which passed the U.S. House of Representatives in the previous Congress, was not enacted into law and is pending before the Senate. This legislation, commonly referred to as the Tauzin-Dingell bill, was designed to prohibit the FCC and each state from regulating high-speed data services. We believe that this or similar legislation would harm telecommunications competition by removing existing regulation that protects consumers and carriers from monopoly abuses. We believe that, if passed, legislation like the Tauzin-Dingell bill could adversely affect us. We cannot predict whether the legislation will become law in 2003 or ever.

In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001. While we have seen some rate increases, there has been no significant impact to us to date. This order could result in future increases to our costs associated with pole attachments.

State Regulation.    We have obtained all state government authority needed to conduct our business as currently contemplated. Most state public service commissions require carriers that wish to provide local and other common carrier services provided within the state to be authorized to provide such services. Our operating subsidiaries and affiliates are authorized as common carriers in 24 states. These certifications cover the provision of switched services including local basic exchange service, point-to-point private line, competitive access services, and long distance services.

Local Government Authorizations.    We may be required to obtain from municipal authorities street opening and construction permits and other rights-of-way to install and expand our networks in certain cities. In some cities, our affiliates or subcontractors already possess the requisite authorizations to construct or expand our networks. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect us, particularly where we must compete with companies that already have the necessary permits.

In some of the metropolitan areas where we provide network services, we pay rights-of-way or franchise fees based on a percent of gross revenue or other metrics such as access lines. Municipalities that do not currently impose fees may seek to impose fees in the future, and following the expiration of existing franchises, fees may be increased. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. Municipalities that have fee structures that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by us or other CLECs. Moreover, ILECs with which we compete may be exempted from such local franchise fee requirements by previously-enacted legislation that allows the ILECs to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

If any of our existing franchise or license agreements for a particular metropolitan area are terminated prior to their expiration date and we are forced to remove our fiber optic cables from the streets or abandon our network in place, even with compensation, such termination could have a material adverse effect on our operation’s in that metropolitan area and could have a material adverse effect on us.

We are party to various regulatory and administrative proceedings. Subject to the discussion above, we do not believe that any such proceedings will have a material adverse effect on our business.

Employees

As of December 31, 2002, we had 1,893 employees, compared to 2,661 employees at December 31, 2001. The reduced workforce came primarily from the elimination of positions resulting from the consolidation of our network operations center from Vancouver, Washington to Greenwood Village, Colorado in late 2001 and early 2002 and two additional workforce reductions in April and August 2002. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable, our operation in New York City is party to a collective bargaining agreement that covers our technicians in New York City. In connection with the construction and maintenance of our networks and the conduct of our other business operations, we use third party contractors, some of whose employees may be represented by unions or collective bargaining agreements. We believe that our success will depend in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

Risk Factors

We may be unable to significantly grow our revenue and cash flow despite the implementation of several initiatives in 2003 designed to do so.

We believe that we must expand our business and revenue to achieve greater scale in order to generate sufficient cash flow from operating activities which, together with funds available under our existing credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. In 2003, we intend to pursue several growth initiatives, including the following:

•	Increasing our sales force.

•	Increasing network investments in existing markets to expand our network reach. We anticipate that 2003 capital expenditures will be approximately $200 million.

•	Engaging in joint marketing activities with technology and system-integrator companies to jointly market our services.

•	Launching new products, especially products and services that support customers’ data and IP initiatives.

Although we believe that these initiatives are well-timed and will position us for future growth, our ability to manage this expansion depends on many factors, including the ability to:

•	attract new customers and sell new services to existing customers;

•	design, acquire, and install transmission and switching facilities;

•	employ new technologies;

•	obtain any required permits and rights-of-way;

•	enhance our financial, operating, and information systems to effectively manage our growth; and

•	accurately predict and manage the cost and timing of our capital expenditure programs.

There is no assurance that these initiatives will result in an improvement in our financial position or our results of operations.

Some of our customer agreements may not continue, and customers may continue to disconnect services.

Some of our service agreements with customers are subject to termination on short notice and do not require the customer to maintain the services at current levels. We cannot assure that customers will continue to purchase the same services or level of services. In fact, we experienced significant service disconnections in 2001 and 2002 due to customer bankruptcies, customers contracting their operations, and customers optimizing their existing networks in response to the economic downturn. A number of our customers are other CLECs and ISPs, which are sectors that have been particularly depressed over the past two years.

During 2002, a number of our customers filed bankruptcy proceedings, including our largest customer, WorldCom. In connection with those proceedings, customers in bankruptcy may choose to assume or reject their contracts with us. If they choose to reject those contracts, our only recourse is an unsecured claim for rejection damages that is likely to result in little or no compensation to us for the lost revenue. As of December 31, 2002, approximately 14% of our monthly revenue was represented by customers that had filed bankruptcy proceedings and that could reject or otherwise terminate their agreements with us. Revenue from WorldCom represents approximately 10% of this amount.

We may have difficulty achieving the benefits intended from the acquisition of the GST assets.

Our acquisition of the GST assets was considerably larger than the transactions we had completed in the past. In addition, the networks we purchased in most of the former GST markets are less extensive than those in many of our previously existing markets and may require further build out in order to perform in accordance with the standards of our other markets. Our gross margins from the acquired operations have been worse than the margins for our core business (meaning our historic regions and operations). Although we believe we are in a position in 2003 to improve those margins, potential risks include our inability to achieve sufficient revenue growth from the acquired assets and our inability to achieve operating efficiencies. In addition, further price erosion, particularly related to long haul services, may impede our ability to recover our investment. In the fourth quarter of 2002, we recorded an impairment charge of $213 million in accordance with Statement of Financial Accounting Standards No. 144, to reflect lower than previously projected cash flows from certain assets acquired from GST, primarily the long haul network, as well as other network assets. We completed the asset acquisition with the expectation that the purchase would result in certain benefits, including expansion of the markets we serve and increasing our operational efficiencies. Achieving the benefits of the asset purchase will depend upon our ability to generate substantial additional revenue from those assets. We cannot assure that we will be able to successfully overcome the risks associated with generating sufficient additional revenue at attractive margins, particularly since the telecommunications markets changed significantly since the acquisition.

We will require substantial capital to expand our operations.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. We expect our 2003 capital expenditures to be as much as $200 million, compared to 2002 capital expenditures of $105 million. We expect that the increase in 2003 capital expenditures will primarily be devoted to network expansion and building entries in our existing markets. In 2002, we concentrated on preserving liquidity and limited our capital expenditures to additional building entries and distribution rings needed to reach additional customers, and upgrades to our management information and back office systems. However, we believe that we must implement growth initiatives as well as continue to contain costs in order to generate sufficient cash flow from operating activities which together with funds available under our existing credit facility, will be sufficient to fund our capital expenditures and debt service requirements. We also expect to have substantial capital expenditures subsequent to 2003.

In the fourth quarter of 2002, we executed an amendment to our $1 billion senior secured credit facility reducing the maximum commitment of the lenders to $800 million and relaxing certain financial covenants. We also increased our borrowings by $170 million. As of December 31, 2002, we have drawn $420 million of the $800 million senior secured credit facility. We may be required to seek additional financing if:

•	our business plans and cost estimates are inaccurate;

•	we decide to significantly accelerate the expansion of our business and existing networks;

•	we consummate further acquisitions or joint ventures that require capital; or

•	we are not able to generate sufficient cash flow from operations.

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

Our senior secured credit facility and the indentures for our 9¾% Senior Notes and the 10 1/8% Senior Notes contain restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.

The senior secured credit facility and indentures limit, and in some circumstances prohibit, our ability to:

•	incur additional debt;

•	pay dividends;

•	make investments or other restricted payments;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell assets;

•	issue or sell capital stock of subsidiaries; and

•	engage in mergers and acquisitions.

These covenants may limit our financial and operating flexibility. In addition, if we do not comply with these covenants and financial covenants in the senior secured credit facility that require us to maintain certain minimum financial ratios, the lenders under the senior secured credit facility and the holders of the 9¾% and 10 1/8% Senior Notes may accelerate repayment of our debt. The financial ratios include interest coverage, leverage, senior leverage, and debt service coverage ratios. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources” for a description of these ratios. In addition, the lenders under the senior secured credit facility could refuse to lend additional funds if we are not in compliance. In October 2002, we and our lenders amended the secured credit agreement to relax certain covenants. Although we complied with the covenants as amended as of December 31, 2002, we could be in non-compliance with financial covenants in the future due to factors beyond our control such as losses of revenue, reduction in margins, or impairment of assets.

Our substantial indebtedness, and servicing our indebtedness, may impair our financial and operating flexibility.

As of December 31, 2002, we had approximately $1.2 billion of consolidated total long-term debt. This substantial indebtedness may have an adverse impact on us. For example:

•	our ability to obtain additional financing may be limited;

•	a substantial portion of our cash flow is dedicated to pay interest and principal on our debt;

•	our ability to satisfy our debt obligations may be diminished;

•	we may be more vulnerable to economic downturns; and

•	our ability to withstand competitive pressure may decrease.

We may be required to record additional impairment charges in the future.

Under generally accepted accounting principles, we are required to review the carrying amounts of our assets to determine whether current events or circumstances warrant adjustments to those amounts. These determinations are based in part on our judgments regarding the cash flow potential of various assets, and involve projections that are inherently subject to change based on future events. If we conclude in the future that the cash flow potential of any of our assets is significantly less than we believed at the time of purchase, and that conclusion is based on a long-term rather than short-term trend, we may need to record an impairment charge. As a result of that analysis, we recorded a non-cash impairment charge of $213 million in the fourth quarter of 2002 with respect to certain long haul network assets acquired from GST and certain other local network assets. Although we do not believe that any other assets are currently impaired, that judgment could change based on changed circumstances. An impairment charge would have a negative impact on our earnings but would not directly impact cash flow.

To service our indebtedness and to fund planned capital expenditures, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results might be, subject to substantial fluctuations. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. These uncertainties are exacerbated by the current economic downturn. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling equity capital. However, we cannot assure that any alternative strategies will be feasible when needed due to market conditions or other factors, or that such strategies would prove adequate or be economically attractive. Also, certain alternative strategies will require prior consent of our debt holders.

Several customers account for a significant portion of our revenue, and our largest customer is in bankruptcy.

We have substantial business relationships with a few large customers. For the year ended December 31, 2002, our top ten customers accounted for approximately 45% of our total revenue. Our largest customer for the year ended December 31, 2002, WorldCom, accounted for 11% of our total revenue. The Chapter 11 reorganization of WorldCom has begun to impact our recurring revenue from WorldCom and is expected to continue to do so. As of December 31, 2002, we received disconnect notices from WorldCom for services representing approximately 1.2% of our fourth quarter 2002 recurring revenue of $169.9 million. We expect further disconnection of WorldCom services in 2003, and based on current estimates, we anticipate that we are likely to lose at least half of the remaining recurring revenue from WorldCom over the course of 2003.

We expect the majority of this revenue loss to occur during the first half of the year. No other customer, including customers that direct their business through long distance carriers, accounted for 10% or more of our revenue in 2002. In 2002, our five largest customers, each of which represented more than 4% of total 2002 revenue, were WorldCom Inc., AT&T Corp., Qwest Communications Inc., AOL Time Warner, and AT&T Wireless.

We are dependent on Time Warner Cable’s and Advance/Newhouse’s permits, licenses, and rights-of-way.

We currently license fiber optic capacity from Time Warner Cable and an affiliate of the Advance/Newhouse group in 23 of our markets. Municipalities that regulate these licensors may or may not seek to impose additional franchise fees or otherwise charge them for the capacity we license. We must reimburse Time Warner Cable and Advance/Newhouse for any new fees. Neither we, Time Warner Cable, nor Advance/Newhouse may be able to obtain all necessary permits, licenses, or agreements from governmental authorities or private rights-of-way providers necessary to effect future license transactions. This would hinder our ability to expand our existing networks or develop new networks successfully in locations served by Time Warner Cable or Advance/Newhouse. Furthermore, neither Time Warner Cable nor Advance/Newhouse is under any obligation to renew the capacity license agreements when they expire in 2028.

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

Terrorism or other business disruptions could affect our future operating results.

Our operating results and financial condition could be materially and adversely affected in the event of a catastrophic event such as another terrorist attack on the United States, or a major earthquake, fire, or similar event that affects our central offices, corporate headquarters, or network operations center. Although we have implemented measures that are designed to mitigate the effects of a catastrophic event, we cannot predict the impact of such events. In addition, the uncertainty caused by the possibility of a war may create further economic weakness that may negatively affect our customers’ buying decisions or lead to further customer disconnections.

We depend on third party vendors for information systems.

We have entered into agreements with vendors that provide for the development and operation of back office systems such as ordering, provisioning, and billing systems. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on our growth and our ability to monitor costs, bill customers, provision customer orders, and achieve operating efficiencies.

If we do not adapt to rapid changes in the telecommunications industry, we could lose customers or market share.

The telecommunications industry has experienced, and is expected to continue to experience, rapid and significant changes in technology. While we believe that, for the foreseeable future, these changes will neither materially affect the continued use of fiber optic cable or digital switches and transmission equipment, nor materially hinder our ability to acquire necessary technologies, we cannot predict the effect of technological changes on our business and operations. We believe that our future success will depend, in part, on our ability to anticipate or adapt to these changes and to offer, on a timely basis, services that meet customer demands on a competitive basis. There can be no assurance that we will obtain access to new technologies on a timely basis or on satisfactory terms. Our failure to obtain new technologies could have a material adverse impact on our business, financial condition, and results of operations.

We are controlled by the Class B Stockholders.

Subsidiaries of AOL Time Warner and the Advance/Newhouse stockholder group, the Class B Stockholders, hold all the outstanding shares of our Class B common stock. At February 28, 2003, the AOL Time Warner stockholder group held 71.1% of our voting power and 43.8 % of our outstanding common stock, and the Advance/Newhouse stockholder group held 22.0% of our voting power and 13.6% of our outstanding common stock. The Class B Stockholders generally have the collective ability to control all matters requiring stockholder approval, including the nomination and election of directors. The Class B common stock is not subject to any mandatory conversion provisions other than pursuant to certain transfer restrictions. The disproportionate voting rights of the Class B common stock relative to the Class A common stock may delay or prevent a change in control of the Company, and may make us a less attractive takeover target.

Our Board of Directors consists of nine director positions. We currently have one vacancy due to the resignation on December 31, 2002 of Mary Agnes Wilderotter, an independent director, and have begun the search for a replacement. Under the Stockholders’ Agreement, the AOL Time Warner stockholder group has the right to designate four nominees for the Board of Directors and the Advance/Newhouse stockholder group has the right to designate one nominee. Under the Stockholders’ Agreement, Class B Stockholders agree to vote in favor of all nominees selected by the Class B Stockholders. Class B Stockholders also have the power to elect the other members of our Board of Directors.

Each of the Class B Stockholders has veto rights over certain actions.

Under our Restated Certificate of Incorporation, as long as the outstanding Class B common stock represents at least 50% of the aggregate voting power of both classes of common stock outstanding, the approval of 100% of the Class B Stockholders is required:

•	to permit us to provide residential services or content services prior to May 2004;

•	to amend our Restated Certificate of Incorporation, other than in connection with certain ministerial actions; or

•	for any direct or indirect disposition by us of capital stock of subsidiaries or assets that in either case represents substantially all our assets on a consolidated basis.

The approval of 100% of the Class B Stockholders is also required for the issuance of any additional shares of Class B common stock or any capital stock having more than one vote per share. Under our Capacity License Agreements (see “Certain Relationships and Related Transactions – Capacity License Agreement”), we would also need the consent of the licensor (either Time Warner Cable or Advance/Newhouse) to provide residential service or content services using the licensed capacity during the terms of those agreements, which currently last until at least 2028.

The holders of Class B common stock can sell control of the Company at a time when they do not have a majority economic interest in the Company, and exclude the holders of Class A common stock from participating in the sale.

The Stockholders’ Agreement provides that, subject to the rights of first refusal of the other holders of Class B common stock, the Class B Stockholders may transfer their Class B common stock. If a holder sells all, but not less than all, of its Class B common stock as shares of Class B common stock, such holder may transfer its right to nominate Class B nominees for election to the Board of Directors. In addition, all of the holders of Class B common stock have the right to participate in certain sales by the AOL Time Warner stockholder group of its Class B common stock. Accordingly, majority control of the Company could be transferred by one or more holders of Class B common stock at a time when such holder or holders of Class B common stock do not have a majority of the economic interest in the Company and with no assurance that the holders of Class A common stock would be given the opportunity to participate in the transaction, or if they were permitted to participate in the transaction, to receive the same amount and type of consideration for their stock in the Company as the holders of Class B common stock.

In addition, we have elected not to be subject to Section 203 of the Delaware General Corporation Law, which would otherwise provide certain restrictions on “business combinations” between the Company and any person acquiring a significant, 15% or greater, interest in the Company other than in a transaction approved by our Board of Directors and in certain cases by our stockholders.

The Class B Stockholders or their affiliates may compete with us.

Both AOL Time Warner and Advance/Newhouse are diversified communications providers. They are not restricted from competing with us. We are aware that an affiliate of AOL Time Warner offers Internet access and data services for smaller business customers that are functionally, but not technologically, similar to services that we offer and that Time Warner Cable has competed with us to gain business customers for transport services in some of our markets. They may, now or in the future, provide these or other services in competition with our services. We, on the other hand, are currently precluded by our Restated Certificate of Incorporation from offering any residential services or providing any entertainment, information, or content services without the consent of the Class B Stockholders until May 2004 or earlier if the Class B Stockholders no longer hold 50% of total voting power for the Board of Directors. A similar provision in the capacity license agreements continues until 2028 for the service areas in which we license capacity under those agreements. Our business may be adversely affected if the Class B Stockholders or their affiliates chose to offer additional competing services.

Some of our directors may have conflicts of interest.

Some of our directors are also directors, officers, or employees of the Class B Stockholders or their affiliates. Although these directors have fiduciary obligations to us under Delaware law, they may face conflicts of interest. For example, conflicts of interest may arise with respect to certain business opportunities available to, and certain transactions involving, the Company. The Class B Stockholders have not adopted any special voting procedures to deal with such conflicts of interest. The resolution of these conflicts may be unfavorable to us. Our Restated Certificate of Incorporation provides for the allocation of corporate opportunities between the Class B Stockholders and us.

We will experience a reduction in switched access and reciprocal compensation revenue as a result of regulatory rate reform.

The FCC has established a framework for the regulation of CLEC interstate access charges, which has reduced, and will continue to reduce, our interstate access rates. In addition, the FCC has established an interim carrier-to-carrier cost recovery scheme for dial-up Internet traffic that has reduced, and will continue to reduce, our reciprocal compensation revenue. The FCC is considering replacing the current intercarrier compensation scheme with bill and keep at some time in the future, which would eliminate our switched access and reciprocal compensation revenue. If we exclude the effects of the recognition of $19.1 million in reciprocal compensation settlements, switched access and reciprocal compensation each represented 5% of our 2002 revenue. We anticipate that the contribution to revenue and EBITDA from these services will continue to decline over time due to further rate reductions scheduled for June 2003 and June 2004, and reduced minutes of use terminating to us due to certain ISP customers and WorldCom disconnecting their primary rate interface services. We cannot assure that we will be able to compensate for the reduction in switched access and reciprocal compensation revenue from regulatory rate reform with other revenue sources or increased volume.

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

If we are required to account for the fair value of options under our employee stock plans as a compensation expense, our net income and earnings per share could be significantly reduced.

There has been an increasing public debate about the accounting treatment for employee stock options. Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value at the date of grant. In accordance with generally accepted accounting principles, we have not elected to record compensation expense under the fair value method in our consolidated statements of operations for option grants that have an exercise price at or in excess of fair market value, which represents the vast majority of options we have granted. It is possible that future accounting rules will require us to record the fair market value of all stock options as compensation expense in our consolidated statements of operations and that such a requirement could have a material impact on our results of operations. However, such a change would not impact our cash flow.

Item 2.    Properties

We lease network hub sites and other facility locations and sales and administrative offices, some from Time Warner Cable, in each of the cities in which we operate networks. During 2002, 2001, and 2000, rental expense for our facilities and offices totaled approximately $29.7 million, $27.5 million, and $15.2 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our business operations. We currently lease approximately 94,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, and approximately 130,000 square feet of space in Greenwood Village, Colorado, and approximately 41,000 square feet of space in Englewood, Colorado, where our national operations center and other administrative functions are located.

Item 3.    Legal Proceedings

We currently have no material legal proceedings pending.

Item	4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Class A common stock has traded on the Nasdaq National Market under the symbol “TWTC” since May 12, 1999. The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters of 2002 and 2001 as reported on the Nasdaq National Market:

Period	High	Low
2002
First Quarter	$19.05	$5.00
Second Quarter	6.50	1.35
Third Quarter	2.16	0.47
Fourth Quarter	2.95	0.70

2001
First Quarter	$78.13	$35.06
Second Quarter	55.15	24.50
Third Quarter	33.80	6.82
Fourth Quarter	19.50	5.76

Dividends

We have never paid or declared any dividends and do not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for our 9¾% and 10 1/8% Senior Notes and the credit agreement governing our senior secured credit facility contain covenants that effectively prevent us from paying dividends on the common stock for the foreseeable future.

Number of Stockholders

As of February 28, 2003, there were 316 holders of record of the Company’s Class A common stock and eight holders of record of the Class B common stock. We believe that there are in excess of 18,000 beneficial owners of the Company’s Class A common stock in addition to the record owners.

Item 6.    Selected Financial Data

Selected Consolidated and Combined Financial and Other Operating Data

The following table is derived in part from our audited consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share and operating data amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$373,928	391,464	245,138	147,597	80,021
Switched services	146,304	152,022	107,290	47,907	19,034
Data and Internet services	90,293	63,439	32,089	9,658	4,003
Intercarrier compensation (2)	85,049	130,782	102,817	63,591	18,814

Total revenue	695,574	737,707	487,334	268,753	121,872

Costs and expenses (3):
Operating	279,351	315,682	184,995	117,567	67,153
Selling, general, and administrative	227,007	237,698	170,722	113,389	77,401
Depreciation and amortization	233,810	197,932	95,295	68,785	50,717
Restructure charge (4)	—	6,838	—	—	—
Impairment of assets	216,167	9,639	—	—	—

Total costs and expenses	956,335	767,789	451,012	299,741	195,271

Operating income (loss)	(260,761)	(30,082)	36,322	(30,988)	(73,399)
Interest expense, net, and other income (3)	(104,674)	(99,341)	(30,409)	(28,473)	(19,340)

Net income (loss) before income taxes	(365,435)	(129,423)	5,913	(59,461)	(92,739)
Income tax expense (benefit) (5)	600	(48,256)	4,697	29,804	—

Net income (loss)	$(366,035)	(81,167)	1,216	(89,265)	(92,739)

Basic and diluted earnings (loss) per share	$(3.19)	(0.71)	0.01	(0.93)	(1.14)

Other Operating Data:
EBITDA (2)(6)	$189,216	177,489	131,617	37,797	(22,682)
EBITDA margin (2)(7)	27%	24%	27%	14%	(19)%
Net cash provided by (used in) operating activities	$61,566	197,925	165,784	54,235	(343)
Capital expenditures	104,831	425,452	320,703	221,224	126,023

Operating Data (as of the end of each period presented):
Operating networks	44	44	24	21	19
Route miles	17,390	16,806	9,799	8,872	6,968
Fiber miles	823,977	758,060	366,990	332,263	272,390
DS-0 equivalents (8)	18,225,000	16,736,000	11,375,000	5,523,000	3,031,000
Digital telephone switches	41	41	26	19	16
Softswitches	12	9	—	—	—
Employees	1,893	2,661	1,834	1,259	919

Balance Sheet Data (as of the end of each period presented):
Cash, cash equivalents, and cash held in escrow	$506,460	365,600	250,739	90,586	105,140
Marketable debt securities	—	18,454	3,496	173,985	250,857
Property, plant, and equipment, net	1,455,891	1,811,096	912,172	677,106	494,158
Total assets	2,149,256	2,398,954	1,387,754	1,043,012	904,344
Long-term debt and capital lease obligations	1,206,030	1,063,368	585,107	403,627	574,940
Total stockholders' equity	$585,235	948,713	471,767	422,916	207,651

(1)	Includes revenue resulting from transactions with affiliates of $31.8 million, $25.5 million, $11.2 million, $3.6 million, and $2.0 million in 2002, 2001, 2000, 1999, and 1998, respectively. See Note 6 to our financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements that totaled $19.1, $37.0 million, $27.3 million, and $7.6 million in 2002, 2001, 2000, and 1999, respectively.

(3)	Includes expenses resulting from transactions with affiliates of $3.7 million, $4.4 million, $4.3 million, $9.2 million, and $18.7 million in 2002, 2001, 2000, 1999, and 1998 respectively. See Note 6 to our financial statements appearing elsewhere in this report for an explanation of these expenses.
(4)	Includes $2.4 million for a non-cash facilities impairment charge.
(5)	During 1999, we recorded a $39.4 million charge to earnings to establish a net deferred tax liability associated with the change from a limited liability company to a corporation. This change occurred immediately prior to our IPO.
(6)	“EBITDA” is defined as operating income (loss) before depreciation and amortization expense and non-cash asset impairment charges. It does not include charges for interest expense or provision for income taxes. Accordingly, EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. We believe that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by us to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes, the 10 1/8% Senior Notes, and our secured credit facility. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to definitional differences.
(7)	EBITDA margin represents EBITDA as a percentage of revenue.
(8)	Each DS-0 equivalent provides 64 kilobits per second of bandwidth.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. We deliver broadband data, dedicated Internet access, and local and long distance voice services. As of December 31, 2002, we served customers in 22 states in the United States.

Time Warner Cable began our business in 1993. In May 1999, our predecessor limited liability company was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. and the outstanding limited liability company interests were converted into common stock of the newly formed corporation, Time Warner Telecom Inc. In May 1999, we completed our initial public offering of 20,700,000 shares of Class A common stock at a price of $14 per share.

Time Warner Telecom has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of AOL Time Warner and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2002, the Class B stockholders had approximately 93% of the combined voting power of the outstanding common stock.

On January 25, 2001, we completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share. This offering generated $532 million in proceeds, net of underwriting discounts and expenses. Also on January 25, 2001, we completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the “Old Notes”). In an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) with the same financial terms that were registered under the Securities Act of 1933. We used all of the net proceeds from the stock offering and a portion of the net proceeds from the note offering to repay the $700 million senior unsecured bridge facility that initially financed the acquisition of substantially all of the assets of GST.

Since 1997, our business has changed substantially into an exclusive focus on business customers, including carriers and governmental entities, and an expansion into switched and data services and geographic areas beyond the Time Warner Cable footprint. From our inception through 2001, we constructed networks in 29 markets. In January 2001, we expanded our geographic coverage by acquiring substantially all of the assets of GST, which added networks in 15 western markets. See “Acquisition” below. We operate in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, our customers have been telecommunications-intensive businesses, long distance carriers, ISPs, ILECs, wireless communications companies, CLECs, and governmental agencies, as they are potentially high volume users of our services. These customers are more likely to seek greater reliability provided by advanced networks such as ours. Our revenue has been derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services.

As of December 31, 2002, our networks spanned 17,390 route miles and contained 823,977 fiber miles. We offered service to 12,241 buildings served entirely by our facilities (on-net) or through the use of another carrier’s facilities to provide a portion of the link (off-net) in 22 states. We continue to expand our footprint within our existing markets by expanding our network into new buildings. We have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease and we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

We currently plan to expand our revenue base by increasing penetration and using available network capacity in our existing markets rather than through geographic expansion. We also plan to broaden our revenue base by continuing to develop and selectively tailor new services in competitively-priced packages to meet the needs of our medium- and large-sized business customers. We intend to expand our service offerings on a continuous basis to achieve a diverse revenue base, and to deploy new services and technologies when technically proven and when customer demand is evident. As new technologies that enable the switching of voice calls over an IP and LAN infrastructure are becoming commercially viable, we are integrating these technologies into our infrastructure. There is no assurance that we will bring all or any of these services to market successfully or profitably.

We increased our revenue from $55.4 million in 1997 to $737.7 million in 2001. In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue growth. Total revenue, exclusive of the effects of intercarrier compensation, was $610.5 million in 2002 compared to $606.9 million in 2001. Our intercarrier compensation decreased 35% in 2002 compared to 2001 and is explained in greater detail later in this section. Bankruptcies and other financial difficulties among telecommunications carriers have resulted in those customers looking for opportunities to cut costs. As a result, we are seeking to broaden our revenue base by an increased focus on end-user (non-carrier) customers. Despite carrier bankruptcies and business contractions, carrier customers remain an important part of our business.

As part of the process of diversifying our revenue base, we are targeting the expansion of data and Internet services offered on our existing network. These services include high-speed dedicated Internet access and a broad array of data transmission services that enable customers to create their own internal computer networks and access external networks over Internet and Ethernet protocols. Our annual revenue from data and Internet services for 2002 grew 42% over the comparable period in 2001 and represented 13% of our total revenue for 2002. We expect an increasing portion of our future revenue to be contributed by data and Internet services.

Since the beginning of 2001, we have experienced a significant increase in customers disconnecting service, which has resulted in downward pressure on our revenue performance. Throughout 2002, we lost monthly recurring revenue of approximately $14.0 million due to customer disconnects and bankruptcies, however, we were able to replace this revenue with new sales. “Recurring revenue” refers to our total revenue less reciprocal compensation settlements. Approximately 14% of our monthly recurring revenue at December 31, 2002 was represented by customers in bankruptcy proceedings, comprised of 10% for WorldCom and its affiliates and 4% for other customers in bankruptcy. WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002, is our largest customer. In the fourth quarter of 2002, we received notices from WorldCom to disconnect certain services representing approximately 1.2% of our fourth quarter recurring revenue of $169.9 million. We expect further disconnections of WorldCom service in 2003, and based on current estimates, we anticipate we are likely to lose at least half of the remaining recurring revenue from WorldCom over the course of 2003, with the majority occurring in the first half of the year. We anticipate that other customers will disconnect services due to network optimization, cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties but we cannot predict the total impact to revenue from these disconnects. While we expect to have revenue growth from other sources, there is no assurance that we will be able to replace revenue lost to customer disconnections.

Our bad debt expense has increased due to credit deterioration among telecommunications carriers and an increase in the number of customers filing for bankruptcy protection. Bad debt expense represented 5% of total revenue in 2002, compared to 4% in 2001 and 3% in 2000. Our allowance for doubtful accounts represented 27% and 28% of accounts receivable as of December 31, 2002 and 2001, respectively. We monitor the status of significant customers and increase our allowance for doubtful accounts when there is evidence that a customer may not meet its obligations. We believe that we have adequately reserved for our doubtful accounts as of December 31, 2002. We continue to provide services to WorldCom and several other customers that are in bankruptcy as they restructure their businesses. Our policy is to write off receivables from these customers for services provided prior to their bankruptcy filing and file pre-petition claims with the bankruptcy courts. However, due to the higher priority accorded to post-petition claims under the bankruptcy laws, we continue to carry post-filing receivable balances when the customers continue service following their bankruptcy filings. Although many of these customers continue to pay following bankruptcy, we assign a higher risk of collectability to these accounts and provide for an allowance for doubtful accounts for a large percentage of the outstanding post-bankruptcy receivables, resulting in an increase in the allowance for doubtful accounts. We have put in place additional controls to improve the collectability of accounts receivable, such as more thorough credit checks on all new and existing customers, discontinuing sales of new services to high risk customers, and, in some instances, requiring deposits on new services. Although we believe these efforts will result in improved collection of receivables, there is no assurance that these efforts will improve our financial results.

In response to the impact of the downturn in the telecommunications sector and revenue performance, we have undertaken several cost containment efforts. These efforts include the consolidation of our network operations centers in October 2001, resulting in the elimination of approximately 200 positions, and further workforce reductions in April 2002 and August 2002 that eliminated approximately 360 positions. We also reduced our travel, advertising, and consulting expenses. Our combined operating and selling, general, and administrative costs decreased from $553.4 million in 2001 to $506.4 million in 2002. We limited our capital spending during 2002 primarily to expenditures related to specific revenue opportunities in existing markets, capital items for infrastructure maintenance, and upgrades to certain back office systems. In addition, we are emphasizing the re-use of equipment recovered when customers disconnect service. Our 2002 capital expenditures totaled $104.8 million compared to $425.5 million in 2001 and $320.7 million in 2000.

While we believe our cost containment efforts have been successful and were critical to preserve liquidity in 2002, we are also focusing on future revenue growth initiatives. In 2003, we intend to pursue several growth initiatives, including the following:

•	Increasing our sales force. As of December 31, 2002, our sales force totaled 225. We believe that adding skilled sales expertise is critical to future growth and expect to increase our sales force by as much as 30% during 2003.

•	Increasing network investments in existing markets. Our capital expenditures totaled approximately $105 million in 2002. We intend to expand our network reach in existing markets in 2003 and anticipate that 2003 capital expenditures will be approximately $200 million.

•	Engaging in joint marketing activities. We have entered into several co-marketing agreements with technology and system-integrator companies to jointly market our services.

•	Launching new products. We plan to focus on new products that leverage our fiber networks, and will emphasize products and services that support customers’ data and IP initiatives.

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from LECs for local exchange traffic originated on another LECs’ facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling on reciprocal compensation for traffic bound for ISPs has reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Rates will be further reduced in 2003. As a result, and because of reduced traffic to our ISP customers, we expect further declines in our reciprocal compensation revenue. Reciprocal compensation, exclusive of the effects of reciprocal compensation settlements of $19.1 million, $37.0 million, and $27.3 million, represented 5% of total revenue in 2002 compared to 6% in each of 2001 and 2000. The settlement amounts reflect recognition of reciprocal compensation revenue, previously deferred pursuant to our revenue recognition policy, resulting from resolution of billing disputes with other LECs. As of December 31, 2002, we had deferred recognition of $12.8 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, our rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in our contracts with certain long distance carriers. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates we receive for switched access service and will result in further reductions through June 2004. In addition, our contracts with certain carriers have access rate reductions in relationship to volume commitments. We expect that switched access revenue will continue to decline as a percentage of revenue due to mandated and contractual rate reductions. There is no assurance that we will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 5%, 7%, and 11% of total revenue, in 2002, 2001, and 2000, respectively, exclusive of the effects of reciprocal compensation settlements.

We benefit from our relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. In the normal course of business, we engage in various transactions with AOL Time Warner and its affiliates, generally on negotiated terms among the affected units that, in management’s view, result in reasonable arms-length terms. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable. As of December 31, 2002, our property, plant, and equipment included $181.7 million in licenses of fiber capacity pursuant to the capacity license agreements. We capitalize the cost of fiber under the license agreements, and it is included in property, plant, and equipment and amortized over the useful life as depreciation and amortization expense. We reimburse Time Warner Cable for facility maintenance and pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that Time Warner Cable passes through to us pose a risk that our expenses for these items could increase over time. Our revenue includes services provided to AOL Time Warner and its affiliates totaling $31.8 million, $25.5 million, and $11.2 million in 2002, 2001, and 2000, respectively. Our selling, general, and administrative expenses include charges from affiliates of AOL Time Warner for office rent and overhead charges for limited administrative functions they perform for us. We also benefit from discounts available to AOL Time Warner and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of AOL Time Warner.

The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that were previously all managed by the AOL Time Warner affiliates. As a result of a restructuring of the TWE-A/N partnership at year-end 2002, TWE-A/N assigned our capacity license agreements and leases covering certain TWE-A/N markets, including Tampa and Orlando, Florida and Indianapolis, Indiana to a new subsidiary of TWE-A/N that is managed by the affiliates of Advance/Newhouse.

Acquisition

In January 2001, we completed the acquisition of substantially all of the assets of GST out of bankruptcy for a contractual purchase price of $690 million, approximately $6 million in transaction expenses, and approximately $17 million in liabilities primarily related to capital leases. Through this acquisition, we added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States.

A portion of the purchase price we paid was deposited in various escrow accounts established to discharge certain liabilities that were contingent or undetermined at the closing date, including certain tax liabilities arising prior to closing or in connection with the transaction, and to provide for the completion of certain fiber routes that were delayed prior to closing. While most of these escrow accounts have been closed out, others, including the tax escrow account, remain outstanding pending the resolution of certain proceedings between GST and tax authorities. The cash held in escrow in these accounts is not included in the accompanying consolidated balance sheets, as these funds will either be paid to GST or other third parties.

Our acquisition of the GST assets increased our geographic presence, expanded our service offerings, and enlarged the capacity of our networks. This transaction was considerably larger than the transactions we had completed in the past and therefore presented greater risk. Achieving the benefits of the asset purchase will largely depend upon the successful generation of new revenue from the acquired markets. The networks purchased in most of the markets are less extensive than those in many of our previously existing markets and may require further build out in order to perform in accordance with the standards of our other markets. In the fourth quarter of 2002, we recorded an impairment charge primarily related to certain assets acquired from GST.

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2002		2001		2000
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$373,928	54%	391,464	53	245,138	51
Switched services	146,304	21	152,022	21	107,290	22
Data and Internet services	90,293	13	63,439	8	32,089	6
Intercarrier compensation (2)	85,049	12	130,782	18	102,817	21

Total revenue	695,574	100	737,707	100	487,334	100

Costs and expenses (3):
Operating	279,351	40	315,682	43	184,995	38
Selling, general, and administrative	227,007	33	237,698	32	170,722	35
Depreciation and amortization	233,810	34	197,932	27	95,295	20
Restructure charge (4)	—	—	6,838	1	—	—
Impairment of assets	216,167	31	9,639	1	—

Total costs and expenses	956,335	138	767,789	104	451,012	93

Operating income (loss)	(260,761)	(38)	(30,082)	(4)	36,322	7
Interest expense	(107,279)	(15)	(115,080)	(16)	(41,230)	(8)
Interest income	5,845	1	18,703	2	10,821	2
Investment losses, net	(3,240)	—	(2,964)	—	—	—

Net income (loss) before income taxes	(365,435)	(52)	(129,423)	(18)	5,913	1
Income tax expense (benefit)	600	—	(48,256)	(7)	4,697	1

Net income (loss)	$(366,035)	(52)%	(81,167)	(11)	1,216	—

Basic and diluted earnings (loss) per
common share	$(3.19)		$(0.71)		0.01

Weighted average shares outstanding:
Basic	114,786		113,730		105,391
Diluted	114,786		113,730		108,452

EBITDA (2)(5)	$189,216	27%	177,489	24	131,617	27
Net cash provided by operating activities	61,566		197,925		165,784
Net cash used in investing activities	(83,965)		(1,087,806)		(178,592)
Net cash provided by financing activities	163,259		1,004,742		172,961

(1)	Includes revenue resulting from transactions with affiliates of $31.8 million, $25.5 million, and $11.2 million in 2002, 2001, and 2000, respectively. See Note 6 to our financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements that totaled $19.1 million, $37.0 million, and $27.3 million in 2002, 2001, and 2000, respectively.
(3)	Includes expenses resulting from transactions with affiliates of $3.7 million, $4.4 million, and $4.3 million in 2002, 2001, and 2000, respectively.
(4)	Includes a $2.4 million non-cash facilities impairment charge.
(5)

“EBITDA” is defined as operating income (loss) before depreciation and amortization expense and non-cash impairment of assets. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9¾% Senior Notes, the 10 1/8% Senior Notes, and our secured revolving credit facility. The definition of EBITDA under our credit facility differs from the definition of EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. With the exception of 2001, where the $2.4 million impairment charge described in Note 4 above was excluded in determining EBITDA pursuant to the credit facility, the actual calculated amounts of EBITDA were the same during the periods presented in the table. See “Liquidity and Capital Resources – Financing.” EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to definitional differences.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements included herein, the following involved a higher degree of judgment and complexity, and are therefore considered critical.

Revenue Recognition.    We generally bill our customers in advance for dedicated transport, data, Internet, and the majority of switched services on a fixed rate basis and recognize the revenue over the period the services are provided. We generally bill switched access, a component of intercarrier compensation revenue, and long distance on a transactional basis determined by customer usage with some fixed rate elements. We bill the transactional elements of switched services in arrears and use estimates to recognize revenue in the period earned.

As part of the revenue recognition process, we evaluate whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billings being disputed by customers. In situations where a dispute is likely, we generally defer recognition until cash is collected. We recognize reciprocal compensation revenue primarily on a cash basis, except in those cases where the payment is under dispute or at risk, in which case we defer recognition until the outstanding issues are resolved. We utilize the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. As of December 31, 2002, we had deferred recognition of $12.8 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. We pay reciprocal compensation expense to other LECs for local exchange traffic we terminate on their facilities and we recognize these costs as incurred.

Receivables.    We are required to estimate the collectability of our receivables. We perform ongoing credit evaluations of our customers’ financial conditions and provide an allowance for doubtful accounts based on the expected collectability of all receivables. We assign a higher risk of collectability to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Our policy is to write off receivables from bankrupt customers for services provided prior to their bankruptcy filing and file pre-petition claims with the bankruptcy courts. However, due to the higher priority accorded to post-petition claims under the bankruptcy laws, we continue to carry post-filing receivable balances when the customers continue service following their bankruptcy filings. Although many of these customers continue to pay following bankruptcy, we assign a higher risk of collectability to these accounts and provide for an allowance for doubtful accounts for a large percentage of the outstanding post-bankruptcy receivables, resulting in an increase in the allowance for doubtful accounts. Evaluating the collectability of receivables and establishing the related allowance for doubtful accounts requires considerable management judgment. Our allowance for doubtful accounts is based on the best information available to us and is re-evaluated and adjusted when additional information becomes available. If the financial condition of our customers continues to deteriorate, our bad debt expense and cash collections will be negatively impacted. Our provision for bad debts totaled $32.5 million, $26.7 million, and $16.0 million in 2002, 2001, and 2000, respectively. The allowance for doubtful accounts was $21.9 million and $29.8 million at December 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets.    We periodically review the carrying amounts of property, plant, and equipment and intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. As part of this review, we analyze the projected undiscounted cash flows associated with our property, plant, and equipment and intangible assets. Considerable management judgment is necessary in establishing the assumptions required to complete this analysis. Although we believe these estimates to be reasonable, actual results could vary significantly from these estimates and our estimates could change based on market conditions. Variances in results or estimates could result in changes to the carrying value of our assets including, but not limited to, recording additional impairment charges for some of these assets in future periods. In the fourth quarter of 2002, we recorded a $213 million impairment charge primarily related to the long haul network acquired from GST, and, to a lesser extent, certain local network assets. In the third quarter of 2002, we recorded an impairment charge of $3.5 million for obsolete assets taken out of service. In the first quarter of 2001, we recorded a $9.6 million impairment charge when we abandoned a software system we were developing for use in our back office operations.

Deferred Taxes.    Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of deferred tax assets will not be realized, we are required to establish a valuation allowance for the amount of the deferred tax assets that we determine not to be realizable. As of December 31, 2002, we recorded a net deferred tax asset of $58.8 million, net of a valuation allowance of $140.5 million that we established in 2002. We have concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because we could utilize tax-planning strategies to realize this amount. However, we believe there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, we have established a valuation allowance for amounts in excess of $58.8 million. Our treatment of deferred taxes and our tax planning strategies are based on certain assumptions that we believe are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

Legal and Other Contingencies.    We are subject to regulatory proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to rights-of-way, employment service contracts, and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of individual issues with the assistance of legal and regulatory counsel. These determinations are often made early in the course of a proceeding when we do not know all of the relevant facts and involve difficult predictions of possible outcomes. Since these matters are inherently unpredictable, the reserves we establish may prove to be either too high or too low. Also, the required reserves may change in the future due to new developments in each matter or changes in regulatory rulings.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue.    Revenue decreased $42.1 million, or 6%, to $695.6 million for 2002 from $737.7 million for 2001. Revenue from the provision of dedicated transport services decreased $17.5 million, or 4%, to $373.9 million for 2002 from $391.5 million for 2001. Switched service revenue decreased $5.7 million, or 4%, to $146.3 million for 2002 from $152.0 million for 2001. Transport and switched services revenue in 2001 included $8.6 million in revenue related to services provided to the GST bankruptcy estate and transitional customers which ceased during the fourth quarter of 2001. The remaining decrease in transport and switched services resulted primarily from the impact of a slowing economy, and in particular, continued customer disconnections due to bankruptcies, business contractions, and regrooming efforts.

Data and Internet services revenue increased $26.9 million, or 42%, to $90.3 million for 2002 from $63.4 million for 2001. The increase primarily resulted from an increase in demand for Internet services and the upgrade of our IP backbone during 2001, which benefited us in 2002, as well as increased demand for metropolitan Ethernet services.

Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $45.7 million, or 35%, to $85.0 million for 2002 from $130.8 million for 2001. Excluding the impact of reciprocal compensation settlements of $19.1 million and $37.0 million in 2002 and 2001, respectively, intercarrier compensation revenue decreased $27.8 million. The decrease in intercarrier compensation revenue primarily reflects a reduction in rates resulting from FCC orders and customer agreements. We anticipate that intercarrier compensation will continue to decline due to mandated and contractual rate reductions and reduced minutes of use due to customer disconnections.

Operating Expenses.    Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other carriers, and long distance providers for facility leases and interconnection. Operating expenses decreased $36.3 million, or 12%, to $279.4 million for 2002 from $315.7 million for 2001. As a percentage of total revenue, operating expenses decreased to 40% for 2002 from 43% for 2001. The decrease in operating expenses is primarily due to a decrease in employee costs of $11.4 million, including cost reductions from the consolidation of our network operations centers in the fourth quarter of 2001 and workforce reductions in April and August 2002, decreases in rights-of-way expenses of $18.1 million, and efficiencies gained in integrating the acquired GST assets.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering, and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses decreased $10.7 million, or 4%, to $227.0 million for 2002 from $237.7 million for 2001. Selling, general, and administrative expenses were 33% and 32% of revenue for 2002 and 2001, respectively. The decrease in the dollar amount of selling, general, and administrative expenses primarily results from a decrease in employee costs of $5.3 million, consulting expenses of $5.2 million, travel costs of $2.6 million and advertising of $2.0 million. These decreases were partially offset by a $5.8 million increase in bad debt expense resulting from an increase in customer bankruptcies and other customer financial difficulties. Bad debt expense represented 5% and 4% of total revenue for 2002 and 2001, respectively.

Restructure Charge.    In the fourth quarter of 2001, we recorded a restructure charge of $6.8 million as a result of a decision to consolidate our network operations centers by closing a facility in Vancouver, Washington, and eliminating approximately 200 positions. In addition, we decided to consolidate our offices in Houston, Texas, into one facility. These decisions were made to create efficiencies in our sales, billing, customer care, network surveillance, and maintenance processes, and to reduce overhead by centralizing offices. The $6.8 million charge included $2.7 million in severance-related costs, a $2.4 million impairment charge to write down the value of facilities to be sold, $0.6 million in operating costs related to the facilities, $0.6 million in contractual lease expenses, and $0.6 million in other costs related to the restructuring activities.

The components of the restructure charge and the amounts paid and accrued as of December 31, 2002 are as follows:

	Total Charge	Paid in 2001	Non-Cash	Accrued at 12/31/01	Paid in 2002	Adjustments	Accrued at 12/31/02
	(amounts in thousands)
Employee severance	$2,670	(1,138)	—	1,532	(1,512)	(20)	—
Facilities impairment	2,359	—	(2,359)	—	—	691 *	—
Facility operating costs	601	(68)	—	533	(393)	(132)	8
Contractual lease commitments	628	—	—	628	(409)	(31)	188
Other restructure expenses	580	(142)	—	438	(24)	(414)	—

	$6,838	(1,348)	(2,359)	3,131	(2,338)	94	196

*	Non-cash adjustment

The building and related facilities were sold in December 2002 for net proceeds of approximately $2.2 million, approximately $0.7 million less than initially anticipated. Actual expenses related to facility operating costs and other restructure expenses were less than initially anticipated by $0.6 million. The $0.1 million net amount of 2002 expenses, consisting of $0.7 million in additional losses on the sale of facilities and the reversal of $0.6 million in accruals for other restructure expenses, was classified as selling, general, and administrative expense in the 2002 statement of operations.

EBITDA.    EBITDA increased $11.7 million, or 6%, to $189.2 million for 2002 from $177.5 million for 2001. This improvement was primarily the result of economies of scale generated in existing markets, including increased utilization of networks and facilities, and the implementation of cost reduction efforts. Operating, selling, general, and administrative, and restructure costs decreased by a combined $53.8 million in 2002 compared to 2001. These cost efficiencies were partially offset by a $42.1 million decrease in revenue.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $35.9 million, or 18%, to $233.8 million for 2002 from $197.9 million for 2001. The increase in depreciation and amortization expense was primarily attributable to property, plant, and equipment purchases made throughout 2001 and 2002.

Impairment of Assets.    In the fourth quarter of 2002, we recorded a $213 million impairment charge pursuant to Statement of Accounting Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The non-cash impairment charge primarily relates to the long haul network acquired from GST in January 2001, and, to a lesser degree, certain other local network assets. We acquired the assets from GST to increase our market presence in the western United States. The acquisition included networks in 15 local markets and a 4,100-mile regional network. Since the time of the acquisition, over-capacity in the long haul sector and a weaker economy led to decreased demand and significant price erosion surrounding inter-city transport services. We generate revenue from these networks and will continue to do so in the future. The impairment reflects slower than expected growth in cash flows. The $213 million charge represents the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying values. Significant estimates and assumptions used to value these assets include estimates of future revenue growth, margins, and future investment in property, plant, and equipment. In the third quarter of 2002, we recorded an impairment charge of $3.5 million for obsolete assets taken out of service. In the first quarter of 2001, we recorded a $9.6 million impairment charge when we abandoned a software system we were developing for use in our back office operations.

Interest Expense.    Interest expense decreased $7.8 million to $107.3 million in 2002 from $115.1 million for 2001. In the first quarter of 2001, we incurred a $5.8 million charge to write off costs related to a $700 million senior unsecured bridge facility used to initially finance the acquisition of the GST assets. The decrease in interest expense also reflects a decline in the variable interest rate applicable to amounts outstanding under our credit facility. The variable rate based on a specific Eurodollar rate, was 5.38% for the outstanding term loan B and 3.63% for the senior delayed draw facility that we drew down in October 2002, at December 31, 2002, as compared to 6.1% for the term loan B at December 31, 2001. The interest rate decrease was partially offset by a decrease in the amount of interest capitalized due to a reduction in capital spending in 2002 and an additional $170 million draw on the credit facility.

Interest Income.    Interest income decreased $12.9 million to $5.8 million for 2002 from $18.7 million in the comparable period in 2001. The decrease primarily reflects an overall decrease in interest rates earned on cash, cash equivalents, and marketable debt securities.

Investment Losses.    During 2002, we recognized investment losses of $3.2 million when we determined that losses on certain investments were not temporary in nature. We recognized losses of $3.0 million on these investments during 2001.

Income Taxes.    Income tax expense increased to $0.6 million for 2002, from a benefit of $48.3 million for 2001. During 2002, we established a valuation allowance for deferred taxes of $140.5 million that reduced our net deferred tax asset. In 2001, we recorded the full deferred tax benefit on our pre-tax loss. As of December 31, 2002, net deferred tax assets totaled $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Net Loss.    Net loss increased $284.9 million to $366.0 million for 2002 from $81.2 million for 2001. The change primarily resulted from $216.2 million in impairment charges, the $48.9 million change in income taxes, and the $42.1 million decrease in revenue, including a $17.9 million decrease in reciprocal compensation settlements.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue.    Revenue increased $250.4 million, or 51%, to $737.7 million in 2001 from $487.3 million in 2000. Revenue from the provision of dedicated transport services increased $146.3 million, or 60%, to $391.5 million for 2001 from $245.1 million for 2000. Switched service revenue increased $44.7 million, or 42%, to $152.0 million for 2001 from $107.3 million for 2000. Transport and switched services revenue in 2001 included $8.6 million in revenue related to services provided to the GST bankruptcy estate and transitional customers that ceased in the fourth quarter of 2001. Exclusive of the effects of the GST asset acquisition, dedicated transport services revenue and switched services revenue increased 40% and 8%, respectively, in 2001 compared to 2000. These increases reflect an increase in the number of customers, a broader array of services offered to existing customers, and the impact of entering five new markets in 2001.

Data and Internet services revenue increased $31.3 million, or 98%, to $63.4 million for 2001 from $32.1 million, for 2000. Exclusive of the effects of the GST asset acquisition, data and Internet services revenue increased $24.0 million in 2001 compared to 2000. This increase primarily resulted from an increase in demand for Internet services.

Intercarrier compensation revenue, including reciprocal compensation and switched access, increased $28.0 million, or 27%, to $130.8 million for 2001 from $102.8 million for 2000. Excluding the impact of reciprocal compensation settlements of $37.0 million and $27.3 million in 2002 and 2001, respectively, and the impact of the GST asset acquisition, intercarrier compensation revenue increased 21% in 2001 compared to 2000. Although intercarrier compensation increased due to an increase in the volume of traffic terminating on our networks in 2001, the average rates for both reciprocal compensation and switched access decreased in 2001 due to regulatory mandates and customer agreements.

Operating Expenses.    Operating expenses increased $130.7 million, or 71%, to $315.7 million for 2001 from $185.0 million for 2000. As a percentage of total revenue, operating expenses increased to 43% for 2001 from 38% for 2000, primarily as a result of the acquired assets and development of new markets. Exclusive of the effects of the GST asset acquisition, operating expenses increased $47.4 million or 26%. The increase was primarily attributable to a $38.8 million increase in charges for circuit lease and other costs paid to other carriers for the use of their facilities including leased facilities for the IP backbone. Excluding the effects of the GST asset acquisition and the recognition of the reciprocal compensation settlements noted above, operating expenses represented 39% of total revenue in 2001 compared to 40% in 2000.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses increased $67.0 million, or 39%, to $237.7 million for 2001 from $170.7 million for 2000. Selling, general, and administrative expenses decreased to 32% of total revenue for 2001 from 35% for 2000. Exclusive of the effects of the GST asset acquisition, selling, general, and administrative expenses increased $23.4 million or 14%. The increase was primarily attributable to an $18.4 million increase in net employee costs, a $7.2 million increase in bad debt expense due to increased revenue and an increase in customer bankruptcies, and a $5.7 million increase in property tax expense due to a larger base of property, plant, and equipment. These increases were partially offset by an $8.5 million decrease in systems implementation expense, primarily due to a refocus in back office support system initiatives. Excluding the effects of the GST asset acquisition and the recognition of reciprocal compensation settlements noted above, selling, general, and administrative expenses represented 32% of total revenue in 2001 compared to 37% in 2000.

Restructure Charge.    In the fourth quarter of 2001, we recorded a restructure charge of $6.8 million as a result of a decision to consolidate our network operations centers by closing a facility in Vancouver, Washington, and eliminating approximately 200 positions. See further discussion of this charge above.

EBITDA.    EBITDA increased $45.9 million, or 35%, to $177.5 million for 2001 from $131.6 million for 2000. The increase was $82.1 million exclusive of the effects of the GST asset acquisition. This improvement was primarily the result of economies of scale generated in existing markets, including increased utilization of networks and facilities, and the implementation of cost reduction efforts. In addition, a $9.7 million increase in the recognition of reciprocal compensation settlements from $27.3 million in 2000 to $37.0 million in 2001 contributed to the EBITDA improvement.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $102.6 million, or 108%, to $197.9 million for 2001 from $95.3 million for 2000. Exclusive of the effects of the GST asset acquisition, this expense increased $40.6 million or 43%. The increase in depreciation and amortization expense was primarily attributable to increased capital expenditures.

Impairment of Assets.    In the first quarter of 2001, we recorded a $9.6 million impairment charge when we abandoned a software system we were developing for use in our back office operations.

Interest Expense.    Interest expense increased $73.9 million to $115.1 million in 2001 compared to $41.2 million for 2000. The increase in interest expense resulted from the January 2001 issuance of $400 million in 10 1/8% Senior Notes and the draw down of $250 million on our senior secured credit facility in December 2000 and January 2001. Interest expense relating to the 9¾% Senior Notes, the 10 1/8% Senior Notes, and the $250 million outstanding under the credit facility was $101.4 million for 2001. Interest expense relating to the 9¾% Senior Notes was $40.2 million for 2000. Capitalized interest was $7.1 million and $4.1 million for 2001 and 2000, respectively.

Net Loss.    Net loss changed $82.4 million to a loss of $81.2 million for 2001 from earnings of $1.2 million for 2000. The change in loss is primarily due to an increase in depreciation expense of $112.3 million and an increase in net interest expense of $73.9 million from additional debt incurred primarily to fund the GST asset acquisition. These increases were partially offset by an increase in the deferred tax benefit of $53.0 million and an increase in EBITDA of $45.9 million.

Liquidity and Capital Resources

Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for other operating, selling, general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service our debt obligations, fund acquisitions, and make capital expenditures to expand our networks.

Operations.    Cash provided by operating activities was $61.6 million for 2002 compared to $197.9 million for 2001. This decrease in cash provided by operating activities primarily relates to changes in working capital. The change in working capital was the result of current liabilities for general operations in 2001 that were paid in 2002, along with a slow down in spending in 2002 which resulted in a reduction in accounts payable and other current liabilities.

Historically, the expenditures we incurred to enter new markets, together with initial operating expenses, generally resulted in negative EBITDA and operating losses for new markets until an adequate customer base and revenue stream for the market was established. Generally, networks constructed in our new markets have produced negative EBITDA for at least two years after commencing operations. However, because of the downturn in the telecommunications sector that began in early 2001 and continued through 2002, we anticipate that the new networks we constructed in 2001 and certain networks in markets we acquired from GST are likely to take longer than two years to generate positive EBITDA. Although we expect to continue to generate positive EBITDA in the future as we reduce expansion into new markets, and expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements, comply with our debt covenants, and service our indebtedness. EBITDA is calculated by excluding the non-cash impacts of depreciation, amortization, and asset impairment from operating income or loss. We believe that EBITDA trends are a valuable indicator of whether our operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by EBITDA for these purposes.

Investing.    Cash used in investing activities was $84.0 million in 2002 compared to $1.1 billion for 2001. During 2001, we used the proceeds from the issuance of common stock and a portion of the proceeds from the issuance of debt to fund the GST asset acquisition, capital expenditures, and net purchases of marketable securities. Capital expenditures for 2001 were $425.5 million and included expansion into five new markets, capital expansion for the markets acquired from GST, and investment in additional existing operations. Capital expenditures in 2002 were $104.8 million and were limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, capital items related to infrastructure maintenance, and upgrades and enhancements to our back office systems. We have increased our operating efficiencies by pursuing a disciplined approach to capital expenditures. Our capital expenditure program requires that, prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return.

In 2002, we concentrated on conservation of capital resources, increasing operating efficiencies, and cost containment as a result of the economic downturn, but did not make the kind of investments to position ourselves for ongoing growth that we have made in the past. However, we are undertaking certain growth initiatives in 2003, focused primarily on network expansion and building entries within existing markets, and data services infrastructure and products in order to achieve sufficient scale in the business to generate sufficient cash flow from operating activities which, together with funds available under our existing credit facility, will be sufficient to fund our capital expenditures and debt service requirements. We expect that capital expenditures will be approximately $200 million in 2003.

Financing.    Financing activities provided $163.3 million in net cash in 2002. For 2001, financing activities provided net cash of $1.1 billion and included the debt and equity transactions discussed below.

In order to fund the GST asset acquisition, the development of those assets, and its other capital expenditure needs, in December 2000 we replaced our $475 million senior secured revolving credit facility with a $1 billion amended and restated senior secured credit facility which provided for $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. In December 2000, we were required to draw and hold in escrow $179 million of the credit facility until the closing of the GST asset acquisition, at which time the draw increased to $250 million. The obligations under the senior secured credit facility are secured by substantially all of the assets of our subsidiaries. In addition, we pledged our equity interests in our subsidiaries as collateral.

In October 2002, we and our lenders amended the credit facility and reduced the lenders’ total commitments from $1 billion to $800 million. Significant terms and components of the amended credit facility are as follows:

•	The $475 million senior secured revolving credit facility was reduced to $380 million. This credit facility decreases to $361.0 million on December 31, 2004, $304.0 million on December 31, 2005, and $190.0 million on December 31, 2006, with a final maturity of December 31, 2007. Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%.

•	The $250 million term loan B was reduced to $200 million. Amortization of principal begins March 31, 2003, at $500,000 per quarter and continues quarterly until March 31, 2008, when the remaining $190 million is due. Interest is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.38% on December 31, 2002, and is payable at least quarterly.

•	The $275 million senior delayed draw loan facilities were reduced to $220 million. Amortization of principal begins March 31, 2003 at 2.5% of the outstanding principal per quarter, increasing each year through 2007 to 7.5% per quarter. Final maturity is on December 31, 2007. Interest is computed based on a specified Eurodollar rate plus a margin, which totaled 3.63% on December 31, 2002, and is payable at least quarterly.

In conjunction with the amendment, we increased our borrowings under the credit facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003, and repaying $50 million of the $250 million term loan B. This transaction accounted for substantially all of our net cash from financing activities in 2002.

In January 2001, we issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16 per share. We used the proceeds from the issuance of Class A common stock and a portion of the proceeds from the issuance of the 10 1/8% Senior Notes to repay a senior unsecured bridge loan facility under which we borrowed $700 million to initially finance the purchase of the GST assets and pay related fees and expenses. In connection with the repayment of the senior unsecured bridge loan facility, we recorded $5.8 million of deferred financing costs as a non-recurring expense in 2001. In connection with the issuance of Class A common stock, approximately $23.3 million of unamortized deferred financing costs were recorded in additional paid-in capital in 2001.

The $400 million principal amount of 9¾% Senior Notes that we issued in July 1998 are our unsecured, unsubordinated obligations. Interest on the 9¾% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the 9¾% Senior Notes are approximately $39 million. The 9 3/4% Senior Notes are due on July 15, 2008.

The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are our unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011.

The 9 3/4% Senior Notes and the 10 1/8% Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of December 31, 2002. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

We are aware that our outstanding 9¾% Senior Notes and 10 1/8% Senior Notes are currently trading at substantial discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase such securities for cash or equity securities in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

We expect that the $506 million in cash, cash equivalents, and marketable debt securities at December 31, 2002, and borrowings under the amended $800 million credit facility, along with internally generated funds, will provide us sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business as currently planned and to service our current and future debt. We agreed in the amendment to the credit facility not to access the revolving facility until January 2004. For the 12 months thereafter, we agreed to limit borrowings under the revolving facility to no more than $200 million and to limit such borrowings in that year to no more than $100 million in any three-month period. We do not anticipate that those limitations will adversely affect our liquidity. Our ability to draw down upon the available commitments under our credit facility is subject to compliance with all of the financial and other covenants contained in the credit agreement and our continued ability to make certain representations and warranties. These representations include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we believe that we presently meet all of the conditions to making further draws under the credit facility, factors beyond our control could cause us to fail to meet these conditions in the future.

Our credit facility contains certain financial covenants, including leverage and interest coverage ratios. These ratios are primarily derived from EBITDA and debt levels and are summarized in the table below. The table reflects the changes provided for in the October 2002 amendment. As of December 31, 2002, we were in compliance with all of the covenants under the credit facility and our other debt agreements.

Performance Requirements
Ratio (1)	Calculation (2)	Period (3)	Ratio
less than:
Senior Leverage Ratio	Consolidated total debt less senior notes and cash in excess of $50 million, divided by annualized EBITDA (4) for the most recent quarter	01/01/03—thereafter	3.00 to 1.0
less than:
Consolidated Leverage Ratio	Consolidated total debt less cash in excess of $50 million, divided by annualized EBITDA for the most recent quarter	10/01/02—03/31/03 04/01/03—09/30/03 10/01/03—12/31/03	7.00 to 1.0 6.75 to 1.0 6.50 to 1.0
		01/01/04—03/31/04	6.25 to 1.0
		04/01/04—06/30/04	6.00 to 1.0
		07/01/04—09/30/04	5.75 to 1.0
		10/01/04—03/31/05	5.50 to 1.0
		04/01/05—06/30/05	5.25 to 1.0
		07/01/05—thereafter	5.00 to 1.0

greater than:
Consolidated Interest Coverage Ratio	Consolidated EBITDA for the most recent four quarters divided by consolidated interest expense for the most recent four quarters	10/01/02—06/30/03 07/01/03—03/31/04 04/01/04—03/31/05	1.10 to 1.0 1.25 to 1.0 1.50 to 1.0
		04/01/05—09/30/05	1.75 to 1.0
		10/01/05—thereafter	2.00 to 1.0

greater than:
Consolidated Debt Service Coverage Ratio

Consolidated EBITDA for the most recent four quarters divided by the sum of consolidated interest expense for the most recent four quarters plus scheduled principal payments on debt and capital leases for the following four quarters.

		10/01/04—12/31/04 01/01/05—thereafter	1.40 to 1.0 1.50 to 1.0

(1)	As defined in the credit agreement. The credit agreement and amendment have been incorporated herein by reference as Exhibit 10.18 and 10.19.
(2)	The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.
(3)	As measured on the last day of a fiscal quarter.
(4)	EBITDA is defined in the credit agreement, as amended, as consolidated net income for the period plus income tax expense, interest expense, depreciation and amortization expense, and non-recurring non-cash losses and non-cash impairment charges (subject to certain limits) minus interest income and any extraordinary gains. This definition may result in a different calculation of EBITDA during quarters where there are non-recurring gains and losses than our definition of EBITDA appearing under “Results of Operations” and discussed elsewhere in this report.

A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including further deterioration of the economy, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above, we would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity. These measures could include additional reductions in certain discretionary expenditures such as training, travel, and employee benefits, reductions in headcount, or shutting down less profitable operations. We have already implemented tight controls over expense and capital spending. In April 2002 we implemented a workforce realignment, eliminating approximately 140 positions, and in August 2002 we further reduced our workforce by approximately 220 positions.

The senior secured credit facility also limits our ability to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures. In addition, the senior secured credit facility includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as the 9¾% Senior Notes or the 10 1/8% Senior Notes. If we do not meet these covenants, we would not be able to draw funds under the credit facility unless the lenders agree to further modify the covenants and we could potentially be subject to an acceleration of the repayment schedule. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. Our Class B stockholders are under no obligation to make any additional investments in the Company or to provide guaranties for debt financing by banks or other financing sources.

Commitments.    The following table summarizes our long-term commitments as of December 31, 2002, including commitments pursuant to debt agreements, lease obligations, and fixed maintenance contracts.

Contractual obligations	Total	2003	2004	2005	2006	2007	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$400 million 9 3/4% Senior Notes	$400,000	—	—	—	—	—	400,000
$400 million 10 1/8 % Senior Notes	400,000	—	—	—	—	—	400,000
Credit facility—$220 senior delayed draw	220,000	22,000	33,000	44,000	55,000	66,000	—
Credit facility—$200 million term loan B	200,000	2,000	2,000	2,000	2,000	2,000	190,000

Total principal payments on long-term debt	1,220,000	24,000	35,000	46,000	57,000	68,000	990,000

Capital lease obligations including interest (1)	22,215	3,785	2,962	2,317	2,209	1,038	9,904
Operating lease obligations	192,849	28,297	26,612	22,828	18,977	14,393	81,742
Fixed maintenance obligations	67,300	3,164	3,164	3,083	3,083	3,083	51,723

Total	$1,502,364	59,246	67,738	74,228	81,269	86,514	1,133,369

(1)	Includes amounts representing interest of $10.2 million.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for us beginning on January 1, 2003. We are evaluating the impacts, if any, that the adoption of SFAS 143 will have on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force Issue No. 94-3. Under Emerging Issues Task Force Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides transition methods for entities that adopt the fair value method of accounting for stock based compensation. We have elected to continue following the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for stock based compensation. The statement requires expanded disclosure of pro-forma fair value stock compensation information for all companies regardless of whether an entity adopts the fair value method of accounting for stock based compensation. These disclosures are required for interim periods beginning with the first quarter of 2003 and have been included in Note 1 to our consolidated financial statements under the subheading “Stock Option Accounting.”

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements.

The following table provides information at December 31, 2002 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2002 Maturities
(dollar amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$154,354
Weighted average interest rate	1.4%
Corporate and municipal debt securities	$290,463
Weighted average interest rate	1.6%

At December 31, 2002, the fair value of our fixed rate 9¾% Senior Notes due 2008 and our fixed rate 10 1/8% Senior Notes due 2011 was $220 million each as compared to a carrying value of $400 million each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Interest on amounts drawn under the $800 million credit facility varies based on a specific Eurodollar rate. Based on the $420 million outstanding balance as of December 31, 2002, a one-percent change in the applicable rate would change the amount of interest paid by $4.2 million for 2003.

Item 8.    Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors of the Registrant

Name and Age	Director Since	Principal Occupation and Other Information
Larissa L. Herda (44)	July 1998

Chairman of the Company since June 2001. President and Chief Executive Officer of the Company since June 1998.

Senior Vice President Sales of the Company from March 1997 to June 1998.

1989-1997 employed by MFS Telecom, Inc., a competitive local exchange carrier, most recently as Southeast Regional Vice President and General Manager.

Glenn A. Britt (54)	July 1998

Chairman and Chief Executive Officer of Time Warner Cable since August 2001; President of Time Warner Cable since January 1999.

Vice President of the Company and non-executive Chairman of the Board of Directors from July 1998 to June 2001.

Chief Executive Officer and President of Time Warner Cable Ventures, a division of Time Warner Cable, prior to January 1999.

Bruce L. Claflin (51)	August 1999

President and Chief Executive Officer of 3Com Corporation since January 2001. President and Chief Operating Officer of 3Com Corporation, September 1998 to December 2000.

Senior Vice President and General Manager, Sales and Marketing at Digital Equipment Corporation from July 1997 to June 1998.

Vice President and General Manager – Personal Computer Business Unit at Digital Equipment Corporation from October 1995 to June 1997.

Senior management and executive positions at International Business Machines Corporation from April 1973 to October 1995.

Richard J. Davies (55)	October 1998

Senior Vice President, Corporate Development of Time Warner Cable since January 1999.

Senior Vice President of Time Warner Cable Ventures from June 1996 to December 1998.

Chief Financial Officer of the Company from March 1993 to June 1996.

Spencer B. Hays (58)	October 1999

Senior Vice President and Deputy General Counsel of AOL Time Warner Inc. since its formation on January 11, 2001. Prior to that time, Vice President and Deputy General Counsel of Time Warner Inc., since its formation in 1990.

Prior to 1990 employed in various capacities by Time Warner Inc.’s predecessor, Warner Communications Inc., most recently as Senior Vice President and General Counsel.

Name and Age	Director Since	Principal Occupation and Other Information
Lisa A. Hook (45)	August 1999

President of AOL Broadband since May 2002. President of AOL Anywhere from August 2001 to May 2002.

Senior Vice President and Chief Operating Officer of AOL Mobile from October 2000 to July 2001. Senior Vice President of AOL Mobile April 2000 to September 2000.

Director and major shareholder representative of Classic Communications, a cable television operator, from 1999 until 2000.

Principal of Brera Capital Partners, a private equity firm, from 1998 to 2000.

Director of Roberts Radio, a small market radio consolidator, from 1997 to 2000.

Principal of Alpine Capital, a private equity firm, from 1996 to 1998.

Robert J. Miron (65)	July 1998

Chairman and Chief Executive Officer of Advance/Newhouse Communications since July 2002.

President of Advance/Newhouse Communications from April 1995 to July 2002.

President of Newhouse Broadcasting Corporation from October 1986 to April 1995.

Theodore H. Schell (58)	February 2001

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

Executive Officers

The following table sets forth information concerning the individuals who serve as our executive officers, with the exception of Larissa Herda, who serves as Chairman, President, and Chief Executive Officer and whose information is located above under “Directors.”

Name and Age	Principal Occupation and Other Information
David J. Rayner (45)

Senior Vice President and Chief Financial Officer of the Company since June 1998.

Vice President, Finance of the Company from February 1997 to May 1998.

Controller of the Company from May 1994 to February 1997.

Financial and operational management positions at Time Warner Cable from 1982 to 1994.

Paul B. Jones (56)

Senior Vice President, General Counsel and Regulatory Policy of the Company since August 1998.

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

John T. Blount (44)

Executive Vice President, Field Operations of the Company since October 2000.

Senior Vice President, Sales of the Company from June 1998 to October 2000.

Regional Vice President for the Midwest and Southwest Regions of the Company from January 1997 to June 1998.

Vice President and General Manager, Milwaukee of the Company from January 1996 to January 1997.

General Manager, Milwaukee of the Company from February 1995 to January 1996.

Employed by U S WEST !nterprise from 1988 to February 1995.

Catherine A. Hemmer (44)

Executive Vice President, Corporate Operations and Engineering of the Company since April 2002.

Executive Vice President and Chief Operating Officer of Covad Communications from October 1999 to March 2002.

Vice President, Network Services of Covad Communications from August 1998 to October 1999.

Vice President and General Manager, Network Reliability and Operations of U S WEST Communications from July 1996 to August 1998.

Name and Age	Principal Occupation and Other Information
Michael A. Rouleau (44)

Senior Vice President, Marketing and Business Development of the Company since November 1999.

Vice President, Marketing and Product Development of Transport Service of U S WEST, Inc. from July 1997 to November 1999.

Executive Director, Marketing and Product Development of U S WEST, Inc. from April 1995 to June 1997.

Julie A. Rich (49)

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

Mark D. Hernandez (43)

Senior Vice President and Chief Information Officer of the Company from June 2001.

Vice President, Information Technology of the Company from January 2001 to June 2001.

Vice President of Billing and Revenue Assurance of the Company from February 2000 to January 2001.

Vice President of U S WEST Long Distance from June 1996 to February 2000.

Robert W. Gaskins (50)

Senior Vice President, Corporate Development and Strategy of the Company since January 2003.

Vice President, Corporate Development of the Company From April 2001 to December 2002.

Vice President, Operations Planning, Development, and Implementation of the Company from January 1998 to March 2001.

Vice President, New Operations of the Company from August 1993 to December 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed by those reporting persons during 2002 were made timely except that directors Bruce Claflin and Theodore Schell, and former director Mary Agnes Wilderotter each inadvertently filed late their Forms 4 reporting the grants on October 1, 2002, of options to purchase 2,500 shares of our common stock and Messrs. Claflin and Schell filed their Forms 4 late reporting the grants on December 21, 2002, of options to purchase 50,000 shares each of our common stock due to our administrative error.

Item 11.    Executive Compensation

Summary of Compensation

The following table summarizes the compensation we paid during the last three years to the President and Chief Executive Officer and to each of the four other most highly compensated executive officers as of the end of 2002.

				Long-Term Compensation Awards
	Annual Compensation			Restricted Stock Awards (1)	Time Warner Telecom Class A Common Stock Underlying Options Awarded (2)	All Other Compensation (3)
Name & Principal Position	Year	Salary	Bonus
Larissa L. Herda, Chairman,	2002	500,000	475,000	—	1,000,000	10,000
President, and Chief Executive	2001	400,007	379,997	1,619,200	440,000	8,500
Officer	2000	312,025	327,613	—	70,000	8,500

Paul B. Jones, Senior Vice	2002	280,000	132,000	—	350,000	10,000
President, General Counsel and	2001	268,502	127,536	294,400	90,000	8,500
Regulatory Policy (4)	2000	259,242	179,849	—	25,000	8,500

David J. Rayner, Senior Vice	2002	280,000	220,000	—	400,000	10,000
President and Chief Financial	2001	220,000	156,750	441,600	120,000	8,500
Officer (4)	2000	209,615	220,371	—	40,000	8,500

John T. Blount, Executive	2002	280,000	200,000	—	400,000	10,000
Vice President, Field	2001	220,000	156,750	441,600	120,000	8,500
Opertaions (5)	2000	197,442	166,607	—	40,000	8,500

Mark Hernandez, Senior Vice	2002	225,000	161,000	—	300,000	10,000
President and Chief Information	2001	190,243	107,337	220,800	190,175	8,500
Officer	2000	121,731	60,196	—	30,000	8,500

(1)	The valuation of restricted stock awards is based on the $14.72 closing price of our Class A common stock as of the November 16, 2001 grant date. As of December 31, 2002, Ms. Herda held 110,000 restricted shares valued at $232,100 (based on the December 31, 2002 closing price of $2.11); Mr. Jones held 20,000 restricted shares valued at $42,200; Messrs. Rayner and Blount each held 30,000 restricted shares valued at $63,300; and Mr. Hernandez held 15,000 restricted shares valued at $31,650. The restricted shares vest as follows: 50% in November 2003, 25% in November 2004, and 25% in November 2005.
(2)	Options awarded under the our 1998 and 2000 Option Plans.
(3)	Includes contributions made by us to our defined contribution 401(k) plan on behalf of the named executive officers.
(4)	We do not currently have our own pension plan. However, Messrs. Jones and Rayner will, upon retirement, be entitled to receive benefits under the Time Warner Cable Pension Plan based on service to us or Time Warner Cable on or prior to December 31, 1998.
(5)	As a result of his previous employment with U S WEST, Inc., the predecessor of MediaOne Group, Inc., Mr. Blount and certain other former employees of U S WEST, Inc. participated in a pension plan under the administration of MediaOne Group, Inc. Mr. Blount’s and other Company employees’ participation in that plan was terminated in 2000 following the merger of AT&T and MediaOne Group, Inc. Mr. Blount’s benefits under that plan upon his retirement are based on service to U S WEST, Inc. or us.

Employment Agreements

We have entered into employment agreements with the current executive officers shown in the compensation table:

•	Ms. Herda’s contract has a five-year term beginning January 1, 2000;

•	Messrs. Blount’s and Rayner’s contracts have 49-month terms beginning December 1, 2002; and

•	Mr. Jones’ contract has a 39-month term beginning September 1, 2002; and

•	Mr. Hernandez’s contract has a three-year term beginning June 20, 2001.

The minimum annual salaries for these executives for the year 2002 under these agreements are their actual salaries for 2002.

The agreements include a narrow definition of the term “cause.” If the contract is terminated for cause, the executive will only receive earned and unpaid base salary accrued through such date of termination. These agreements provide that if we materially breach or terminate the executive’s employment during the term without cause, the executive may elect either:

•	to receive a lump-sum payment of the present value of the base salary and annual bonus otherwise payable during the remaining term of employment, but not less than the sum of the salary and bonus pro-rated for an 18-month period; or

•	to remain an employee for up to 18 months and, without performing any services, receive the base salary and annual bonus otherwise payable.

The executives have the same two options if a change of control occurs and that change results in:

•	a change of more than 50 miles in the location of the executive’s office or our principal executive offices;

•	a material reduction in the executive’s responsibilities; or

•	our material breach of the agreement.

The agreements define change of control to mean that:

•	the Class B Stockholders cease to have the ability as a group to elect a majority of our Board of Directors;

•	another person or group has become the beneficial owner of more than 35% of the total voting power of our voting interests; or

•	the percentage voting interest of that person or group is greater than that held by the Class B Stockholders.

Executives are not generally required to mitigate damages after such a termination, except as necessary to prevent us from losing any tax deductions that it otherwise would have been entitled to for any payments deemed to be “contingent on a change” under the Internal Revenue Code.

If an executive becomes disabled during the term of his or her employment agreement, the executive typically will receive his or her salary for the first 26 weeks of the disability. Thereafter, we may elect to terminate the executive’s employment and pay 75% of the executive’s then current salary and his or her applicable target annual bonus amount pro-rated for an 18-month period. These payments would be reduced by amounts received from worker’s compensation, social security, and disability insurance policies maintained by us.

If an executive dies during the term of an employment agreement, generally the executive’s beneficiaries will receive the executive’s earned and unpaid salary up to 30 days after the date of death and a pro rata portion of the executive’s bonus for the year of death.

Stock Options Awarded During 2002

The following table lists our grants during 2002 of stock options to the officers named in the Summary of Compensation Table. All of the options were nonqualified under the Internal Revenue Code and we did not award any stock appreciation rights. The amounts shown as potential realizable values rely on arbitrarily assumed increases in value required by the Securities and Exchange Commission. The ultimate value of the options depends on actual future share prices. Market conditions and the efforts of the directors, the officers, and others to foster our future success can influence those future share values.

Option Grants in the Last Fiscal Year

Individual Grants

	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in 2002 Fiscal Year	Exercise or Base Price ($/share)	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name				Date	5%	10%
Larissa L. Herda	1,000,000	19.73%	$1.99	11/24/2012	$1,251,500	$3,171,547
Paul B. Jones	350,000	6.90%	1.99	11/24/2012	438,025	1,110,041
David J. Rayner	400,000	7.89%	1.99	11/24/2012	500,600	1,268,619
John T. Blount	400,000	7.89%	1.99	11/24/2012	500,600	1,268,619
Mark D. Hernandez	300,000	5.92%	1.99	11/24/2012	375,450	951,464

Total shares granted to all employees in 2002: 5,069,566

(1)	The options shown in the above table were awarded to the named executive officers under our 2000 Employee Stock Plan and the terms are governed by that plan and the recipient’s option agreement. The exercise price is the fair market value of the Class A common stock on the date of grant. The options become exercisable over a four-year vesting period and expire ten years from the date of grant. As required by Securities and Exchange Commission rules, the dollar amounts in the last two columns represent the hypothetical gain or “option spread” that would exist for the options based on assumed 5% and 10% annual compounded rates of Class A common stock appreciation over the full ten-year option term (resulting in 63% and 159% appreciation, respectively). These assumed rates of appreciation applied to the exercise price would result in a Class A common stock value on November 24, 2012 of $3.24 and $5.15, respectively. These prescribed rates are not intended to forecast possible future appreciation, if any, of the Class A common stock.

Option Exercises and Values in 2002

None of the named executive officers listed under the heading “Option Grants in the Last Fiscal Year” exercised options in 2002. The table below shows the number and value of their exercisable and non-exercisable options as of December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Larissa L. Herda	855,000	1,865,000	$0	$120,000
Paul B. Jones	251,000	480,000	0	42,000
David J. Rayner	250,000	660,000	0	48,000
John T. Blount	264,000	660,000	0	48,000
Mark D. Hernandez	82,264	437,911	0	36,000

The value of unexercised in-the-money options is equal to the difference of the per share market price of the our Class A common stock at December 31, 2002, which was $2.11, less the per share exercise price, multiplied by the number of unexercised options.

Aggregated Options to Purchase Common Stock of AOL Time Warner Inc. and Fiscal Year-End Option Values

Two of the named executive officers hold options to purchase AOL Time Warner common stock that were issued by Time Warner Inc. prior to our IPO. The following table lists each of such officer’s information with respect to the status of their AOL Time Warner options on December 31, 2002, including the total number of shares of AOL Time Warner common stock underlying exercisable and nonexercisable stock options held on December 31, 2002, and the aggregate dollar value of in-the-money exercisable and nonexercisable stock options on December 31, 2002. None of the named executive officers has been awarded stock appreciation rights alone or in tandem with options. In addition, none of the named executive officers exercised options to purchase common stock of AOL Time Warner during 2002.

	Number of Shares Underlying Unexercised Options on December 31, 2002		Dollar Value of Unexercised In-the-Money Options on December 31, 2002*
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Larissa L. Herda	26,400	0	$0	$0
David J. Rayner	8,598	0	0	0

*	Based on a closing price of $13.10 per share of AOL Time Warner Inc. common stock.

Option Terms

The option exercise price of all options held by the named executive officers is the fair market value of the stock on the date of grant. All of the options held by the named executive officers become immediately exercisable in full upon the occurrence of certain events, including the death or total disability of the option holder, certain change-of-control transactions and, in most cases, our breach of the holder’s employment agreement. The AOL Time Warner options held by the named executive officers generally remain exercisable for three years after their employment with us is terminated without cause, for one year after death or total disability, for five years after retirement and for three months after termination for any other reason, except that such stock options awarded before 1996 are exercisable for three months after a termination without cause and after retirement, and those awarded after July 1997 are exercisable for three years after death or disability. All AOL Time Warner options terminate immediately if the holder’s employment is terminated for cause. The terms of the options shown in the chart are ten years.

Compensation Committee Interlocks and Insider Participation

In 2002, the members of our Compensation Committee were independent directors Theodore Schell and Bruce Claflin, and Mary Agnes Wilderotter, who resigned on December 31, 2002. Our Human Resources and Benefits Committee makes recommendations with respect to matters involving executive compensation. Its members in 2002 were Glenn Britt, Bruce Claflin, Robert Miron, and Theodore Schell. Mr. Britt is an officer of an affiliate of AOL Time Warner, and is a member of the Human Resources and Benefits Committee. Certain relationships and transactions between the Company and AOL Time Warner are described below under “Certain Relationships and Related Transactions.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Share Ownership

The following table lists the ownership of our shares by our directors, the executive officers named in the compensation table, all directors and executive officers as a group, and persons known to us as beneficial owners of more than 5% of our Class A or Class B common stock as of February 28, 2003, except as noted in the footnotes to the table. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the table is as of the latest reports by those entities received by us. Ownership includes direct and indirect (beneficial) ownership, as defined by Securities and Exchange Commission rules. This table assumes a base of 48,990,768 shares of Class A common stock and 65,936,658 shares of Class B common stock outstanding as of February 28, 2003, before any consideration is given to other outstanding options, warrants, or convertible securities. Each executive officer’s address is c/o the Company, 10475 Park Meadows Drive, Littleton, Colorado 80124.

	Class A Common Stock (1)(2)		Class B Common Stock (1)(2)(3)		Total Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class	No. of Shares	Percent of Class	No. of Shares	Percent of Equity	% of Voting Power
Five Percent Stockholders:
AOL Time Warner Inc. (4).	—	—	50,363,739	76.4%	50,363,739	43.8%	71.1%
Newhouse Telecom Holdings Corp. (5).	—	—	9,536,856	14.5%	9,536,856	8.3%	13.5%
Advance Telecom Holdings Corp. (5)..	—	—	6,036,063	9.1%	6,036,063	5.3%	8.5%
AT&T Corp. (6)	6,289,842	12.8%	—	—	6,289,842	5.5%	0.9%
Chilton Investment Company (7)	5,136,678	10.5%	—	—	5,136,678	4.5%	0.7%
Wellington Management Companyu, LLP (8)	4,109,600	8.4%	—	—	4,109,600	3.6%	0.6%
Hartford Mutual Funds (9)	4,093,600	8.4%	—	—	4,093,600	3.6%	0.6%
Directors and Executive Officers:
Larissa L. Herda	1,109,529	2.2%	—	—	1,109,529	*	*
Glenn A. Britt.	—	*	—	—	—	*	*
Bruce L. Claflin	19,499	*	—	—	19,499	*	*
Richard J. Davies	—	*	—	—	—	*	*
Spencer B. Hays	2,000	*	—	—	2,000	*	*
Robert J. Miron	7,500	*	—	—	7,500	*	*
David J. Rayner	287,500	*	—	—	287,500	*	*
Paul B. Jones	284,667	*	—	—	284,667	*	*
John T. Blount	337,500	*	—	—	337,500	*	*
Mark D. Hernandez	102,576	*	—	—	102,576	*	*
Theodore H. Schell	16,292	*	—	—	16,292	*	*
Lisa A. Hook	1,799	*	—	—	1,799	*	*
Mary Agnes Wilderotter	2,500	*	—	—	2,500	*	*
All directors and executive officers as a group (17 persons)	2,626,040	5.1%	—	—	2,625,040	*	*

*	Represents less than one percent.

(1)	We have two classes of outstanding common stock, Class A common stock and Class B common stock. Beneficial ownership of common stock has been determined in accordance with the rules of the Securities and Exchange Commission, which is based upon having or sharing the power to vote or dispose of shares and includes: i) shares of Class A common stock issuable upon exercise of options exercisable within 60 days of February 28, 2003, as follows: Ms. Herda—882,500 shares; Mr. Rayner—257,500 shares; Mr. Jones—256,625 shares; Mr. Blount—271,500 shares; Mr. Hernandez—87,576 shares; and all directors and executive officers as a group—2,129,085, shares and ii) shares of restricted stock as follows: Ms. Herda—110,000 shares; Mr. Rayner—30,000 shares; Mr. Jones—20,000 shares; Mr. Blount—30,000 shares; Mr. Hernandez—15,000 shares; and all directors and executive officers as a group—260,000 shares.
(2)	Excludes an equal amount of Class A common stock into which Class B common stock are convertible. The Class B common stock held by AOL Time Warner subsidiaries (see Note 4), Newhouse Telecom Holdings Corporation, and Advance Telecom Holdings Corporation, represented on a converted basis 43.8%, 8.3%, and 5.3%, respectively, of the Class A common stock.
(3)	Solely as a result of the agreement of the Class B Stockholders to vote in favor of the others’ director nominees under the Stockholders’ Agreement, the Class B Stockholders may be deemed to share beneficial ownership of the shares beneficially owned by each of them. See “Certain Relationships and Related Transactions—Stockholders’ Agreement.”

(4)	Owned by Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE, Inc., FibrCOM Holdings, L.P., and Paragon Communications, each a direct or indirect wholly owned subsidiary of AOL Time Warner. The business address of AOL Time Warner Inc. is 75 Rockefeller Plaza, New York, New York 10019.
(5)	The business address of Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation is 6005 Fair Lakes Road, East Syracuse, New York 13057.
(6)	Based on a Schedule 13G dated December 12, 2002. The business address of AT&T Corp. is 32 Avenue of Americas, New York, New York 10013.
(7)	Based on a Form 4 dated February 25, 2003. The business address of Chilton Investment Company is 1266 East Main Street, 7th Floor, Stamford, CT 06902.
(8)	Based on a Schedule 13G dated February 12, 2003. The business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.
(9)	Based on a Schedule 13G dated February 7, 2003. The business address of Hartford Mutual Funds, Inc. is P.O. Box 2999, Hartford, CT 06115.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2002, including the Time Warner Telecom 1998 Employee Stock Option Plan, the Time Warner Telecom 2000 Employee Stock Plan, and the Time Warner Telecom 2000 Qualified Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,278,223		$22.97	1,504,813
Equity compensation plans not approved by security holders	90,000	(1)	$12.00	0

Total	17,368,223		$22.91	1,504,813

(1)	Refers to a grant of options to purchase 100,000 to Michael Rouleau in October 1999 outside of our 1998 Stock Option Plan in connection with his employment as our Senior Vice President, Marketing that was approved by our Compensation Committee.

Time Warner Telecom 1998 Stock Option Plan

The Time Warner Telecom 1998 Employee Stock Option Plan (the “1998 Plan”) provides for the granting of non-qualified stock options to officers and eligible employees under terms and conditions to be set by our Board of Directors. Generally, the outstanding options vest over periods of up to four years and expire ten years from the date of issuance. As of December 31, 2002, approximately 6.7 million shares are reserved for issuance upon exercise of outstanding options and approximately 878,000 shares are available for grant under the 1998 Plan. Our stockholders have approved the 1998 Plan.

Time Warner Telecom 2000 Employee Stock Plan

The Time Warner Telecom 2000 Employee Stock Plan (the “2000 Plan”) provides for stock options, stock awards, and stock appreciation rights to be issued to directors, officers, and eligible employees under terms and conditions to be set by our Board of Directors. Generally, the outstanding options issued to employees and officers vest over periods of up to four years and expire ten years from the date of issuance. As of December 31, 2002, approximately 11.7 million shares are reserved for issuance upon exercise of outstanding options and approximately 235,000 shares are available for grant under the 2000 Plan. Our stockholders have approved the 2000 Plan.

Stock Purchase Plan

Effective January 1, 2000, we adopted the Time Warner Telecom 2000 Qualified Stock Purchase Plan (the “Stock Purchase Plan”). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s Class A common stock at a 15% discount to fair market value. Stock purchases occur semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The 2003 purchase offering began January 1, 2003 and ends September 30, 2003. Thereafter, purchase offerings will be conducted each April 1 and October 1. We are authorized to issue a total of 750,000 shares of the Company’s Class A common stock to participants in the Stock Purchase Plan. As of December 31, 2002, 357,732 shares had been issued and 392,268 shares remained available for issuance. Our stockholders have approved the Stock Purchase Plan.

Item	13. Certain Relationships and Related Transactions

Stockholders’ Agreement

Our Class B Stockholders entered into a Stockholders’ Agreement when Time Warner Telecom was reconstituted as a corporation from a limited liability company in May 1999. The Stockholders’ Agreement was amended on July 19, 2000. AT&T, a former Class B Stockholder, converted its Class B shares into Class A shares during 2001 and as a result is no longer bound by the voting agreements and transfer restrictions described below. Subsidiaries of AOL Time Warner and the Advance/Newhouse stockholder group presently hold all of our Class B common stock. There is no assurance that the Class B Stockholders will not further change the Stockholders’ Agreement or terminate it, or cause us to waive any provision of such agreement.

Under the Stockholders’ Agreement, the AOL Time Warner stockholder group has the right to designate four nominees for the Board of Directors at each annual meeting of stockholders at which directors are elected. The Advance/Newhouse stockholder group has the right to designate one board member. The Class B Stockholders’ ability to designate any nominees depends on the identity of the particular stockholder and the percentage of shares of common stock owned by it. Currently each Class B Stockholder must own at least 6.69% of the common stock to appoint one director. AOL Time Warner is entitled to nominate four directors so long as it owns at least 13.37% of the common stock. If AOL Time Warner owns less than 13.37% of the common stock, the number of directors it may nominate decreases proportionally with its ownership of the common stock until it owns less than 6.69%. The Advance/Newhouse stockholder group is entitled to nominate one director as long as it owns at least 6.69% of the common stock. None of the Class B Stockholders has the right to designate nominees if they own less than 6.69% of the common stock. These percentages will continue to adjust from time to time if we issue additional shares of common stock or take actions such as stock splits or recapitalizations so as to maintain the same relative rights.

Messrs. Britt, Davies, Hays, and Ms. Hook are the current directors nominated by AOL Time Warner. Each of these persons is an officer of AOL Time Warner or one of its affiliates. No indebtedness or any transactions between us and AOL Time Warner or its affiliates exceeded 5% of either our or AOL Time Warner’s gross consolidated revenues for 2002. Mr. Miron is the director nominated by the Advance/Newhouse stockholder group and is an executive officer of Advance/Newhouse Communications. No indebtedness or any transactions between us and Advance/Newhouse or its affiliates exceeded 5% of either our or Advance/Newhouse’s gross consolidated revenues for 2002, and we do not expect there to be any such indebtedness or transactions in 2003. Further detail on our transactions with affiliates of AOL Time Warner and Advance/Newhouse is provided under “Certain Operating Agreements.”

The Stockholders’ Agreement requires the Class B Stockholders to vote their shares in favor of:

•	the nominees selected by the holders of Class B common stock as previously described;

•	the Chief Executive Officer of the Company; and

•	three nominees who are not affiliated with us or any holder of Class B common stock and are selected by the Nominating Committee.

The Stockholders’ Agreement prohibits the Class B Stockholders from any transfer of Class B common stock, unless expressly permitted by the agreement. In addition, the Stockholders’ Agreement prohibits any of the Class B Stockholders from entering into voting agreements relating to the Class B common stock with any third party.

If a Class B Stockholder wants to sell all of its Class B common stock pursuant to a bona fide offer from an unaffiliated third party, that stockholder must give notice (the “Refusal Notice”) to all Class B Stockholders. The Refusal Notice must contain the identity of the offeror and an offer to sell the stock to the other Class B Stockholders upon the same terms and subject to the same conditions as the offer from the third party. The non-selling holders of Class B common stock will have the right to purchase pro rata all, but not less than all, of the Class B common stock. If the non-selling holders fail to exercise their right to purchase all of the shares, the selling Class B Stockholder is free, for a period of 90 days, to sell the shares of Class B common stock (as shares of Class B common stock) to the third party offeror on terms and conditions no less favorable to the selling Class B Stockholder than those contained in the Refusal Notice. A Class B Stockholder may transfer all of its right to nominate Class B nominees for election to the Board of Directors if it sells all of its shares of Class B common stock. If AOL Time Warner wants to sell all of its Class B common stock and its Class A common stock that represent more than one-third of the outstanding shares of common stock, the other holders of Class B common stock will have certain “tag-along” rights. These rights provide them the right to sell their shares of Class A common stock and Class B common stock on a pro rata basis along with, and on the same terms and conditions as, AOL Time Warner Inc. In that sale, AOL Time Warner (and any other stockholder transferring all of its shares of Class B common stock) will have the right to transfer its right to nominate Class B nominees for election to the Board of Directors.

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

The Class B Stockholders have demand registration rights for shares of Class A common stock (including shares of Class A common stock resulting from the conversion of shares of Class B common stock) if they wish to register Class A common stock constituting at least 1% of the total outstanding Class A common stock. Once we have registered shares of Class A common stock as a result of a demand registration, we are not required to register shares again, pursuant to a Class B Stockholder demand, until 180 days after the first registration statement is effective. In addition, each Class B Stockholder may require us to include our shares in certain other registered offerings under the Securities Act of 1933, subject to certain conditions. Each Class B Stockholder must pay all underwriting discounts, commissions, and transfer taxes attributable to the sale of its shares. We must pay all expenses related to the filing and effectiveness of a registration statement, the legal fees of one counsel representing the Class B Stockholders, and the auditors’ fees and expenses.

Restated Certificate of Incorporation

Our Restated Certificate of Incorporation prohibits us from (i) engaging in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with, or as an agent for other parties)

any residential services, or (ii) producing or otherwise providing entertainment, information, or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004 or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors. However, the Capacity License Agreements extend the prohibition to 2028.

Certain Operating Agreements

Capacity License Agreements.    We currently license fiber capacity in 23 of our 44 markets from Time Warner Cable. Each of our local operations where Time Warner Cable has a network is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable, providing us with an exclusive right to use all of the capacity of specified fiber optic cable owned by the Time Warner Cable operation. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay certain maintenance fees and fees for splicing and similar services. We may request that Time Warner Cable construct and provide additional fiber optic cable capacity to meet our needs after July 1998. Time Warner Cable is not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from Time Warner Cable. As we expand our operations to markets not served by Time Warner Cable, we will be required to obtain fiber capacity from other sources. If Time Warner Cable provides additional capacity, we must pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. We are responsible for all taxes and franchise, pole, attachment, or similar fees arising out of our use of the capacity, and a portion of other out-of-pocket expenses incurred by Time Warner Cable for the cable used to provide the capacity. If we obtain our own rights-of-way or franchises in the service areas covered by the Capacity License Agreements and have excess fiber capacity, the Capacity License Agreements provide for us to negotiate a license of capacity to Time Warner Cable in good faith. Until July 2003, the agreements also provide for us to assist Time Warner Cable in obtaining rights of entry to buildings in which we have already obtained rights of entry or to license fiber capacity to Time Warner Cable under reciprocal terms, if Time Warner Cable cannot obtain its own building entry rights. The Capacity License Agreements with Advance/Newhouse contain the same provisions.

We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities contained in the Restated Certificate of Incorporation or the Capacity License Agreements, Time Warner Cable may terminate the Capacity License Agreements. Accordingly, the Capacity License Agreement restrictions will apply after the restrictions in the Restated Certificate of Incorporation have terminated. Although we do not believe that the restrictions in the Capacity License Agreements will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

The Capacity License Agreements do not restrict us from licensing fiber optic capacity from parties other than Time Warner Cable. Although Time Warner Cable has agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, we cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to us. If the Capacity License Agreements are not renewed in 2028, we will have no further interest in the fiber capacity covered by those Agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the Agreements. The terms of such arrangements could have a material adverse effect on our business, financial condition, and results of operations. We have the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days’ notice and payment of any outstanding fees regarding the terminated capacity. Time Warner Cable has the right to terminate a Capacity License Agreement upon 180 days’ notice in the event of, among other things, certain governmental proceedings or third party challenges to Time Warner Cable’s franchises or the Agreements. The Capacity License Agreements include substantial limitations on liability for service interruptions.

Facility Lease Agreements.    We lease or sublease physical space located at Time Warner Cable’s facilities for various purposes under Facility Lease Agreements. If certain events occur we will be required, at our own expense, to segregate and partition our space in a reasonable, secure manner. Those events are:

•	at least a majority of any Time Warner Cable system is not owned by one or more of the Class B Stockholders;

•	AOL Time Warner beneficially owning less than 30% of our common stock;

•	AOL Time Warner having the right to nominate less than three nominees to our Board of Directors;

•	Our non-compliance with the restrictions in the Restated Certificate of Incorporation regarding residential services and content services; or

•	a Class B Stockholder transferring its Class B common stock, together with its rights to designate nominees to the Board of Directors under the Stockholders’ Agreement.

The lease rates for properties Time Warner Cable owns and leases to us are based upon comparable rents in the local market, taking into account other factors such as the term of the lease, type of space, square footage, location, and leasehold improvements funded. Generally, the leases have 15-year terms, with two five-year options to renew. For properties Time Warner Cable subleases to us, we pay a pro rata portion of the rent and fees payable under the primary lease. The duration of our subleases matches the duration of Time Warner Cable’s primary lease. In 2002, we paid Time Warner Cable approximately $1.6 million for rentals under the Facility Lease Agreements.

The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that were previously all managed by the AOL Time Warner affiliates. As a result of a restructuring of the TWE-A/N partnership at year-end 2002, TWE-A/N assigned our Capacity License Agreements and leases covering certain TWE-A/N markets, including Tampa and Orlando, Florida and Indianapolis, Indiana, to a new subsidiary of TWE-A/N that is managed by the affiliates of Advance/Newhouse.

Residential Support Agreement.    We provide certain support services or service elements, on an unbundled basis, to Time Warner Cable for its residential telephony business. In addition, we provide limited back office support, including usage data. Time Warner Cable paid us approximately $950,000 for these services in 2002.

Time Warner Inc. License Agreement.    Our use of the “Time Warner” name is subject to a license agreement with Time Warner Inc., a unit of AOL Time Warner Inc. We are also required to discontinue use of the “Time Warner” name upon:

•	Expiration of the current term in July 2004, unless Time Warner Inc. agrees to renew the agreement;

•	AOL Time Warner beneficially owning less than 30% of our common stock;

•	AOL Time Warner having the right to nominate less than three nominees to our Board of Directors;

•	Our non-compliance with the restrictions in the Restated Certificate of Incorporation regarding residential services and content services (see “Limitation on Residential and Content Services”); or

•	the transfer by a Class B Stockholder of its Class B common stock together with its rights to designate nominees to the Board of Directors under the Stockholders’ Agreement.

Under the agreement, we may change our name to “TW Telecom Inc.” if we no longer have the right to use the “Time Warner” name. We believe that the “Time Warner” brand is valuable, and its loss could have an adverse effect on our ability to conduct our business and on our financial condition and results of operations.

Other Transactions.    Affiliates of AOL Time Warner purchase dedicated transport, switched, and data and Internet services from us. Total revenue from these customers was $31.8 million in 2002 and $25.5 million in 2001. In 2002, AOL Time Warner and its affiliates were one of our top 10 customers, accounting for approximately 5% of our total revenue.

In 2002, we provided technical expertise to Time Warner Cable in conjunction with certain product development and trial efforts conducted by Time Warner Cable, and received approximately $1.0 million in cost reimbursement from Time Warner Cable for such services. The reimbursement was accounted for as an offset to operating expenses, selling, general, and administrative expenses, and capital expenditures in 2002.

We believe that the terms and conditions, taken as a whole, of the transactions described under the headings “Capacity License Agreements,” “Facility Lease Agreements,” “Services Agreement,” “Residential Support Agreements,” “Time Warner Inc. License Agreement,” and “Other Transactions” were no less favorable to us than we could have obtained from unaffiliated parties.

The Class B Stockholders hold all of our Class B common stock and have the collective ability to control all matters requiring stockholder approval, including the election of directors. All of the Class B Stockholders are in the cable television business and may provide the same services or similar services to those we provide. There is no restriction on the Class B Stockholders’ ability to compete with us. An affiliate of AOL Time Warner offers Internet access and data services for business customers that compete with our services, and there is no assurance that the Class B Stockholders will not compete with us. Our directors who are also directors, officers, or employees of the Class B Stockholders may encounter conflicts of interest in certain business opportunities available to, and certain transactions involving us. The Class B Stockholders have not adopted any special voting procedures to deal with conflicts of interest, and we cannot assure that any conflict will be resolved in our favor.

Item 14.    Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

GLOSSARY

Access Charges.    The fees paid by long distance carriers for the local connections between the long distance carriers’ networks and the long distance carriers’ customers.

Broadcast Video TV-1.    This Company service provides dedicated transport of broadcast quality video signals.

Central Offices.    A telecommunications center where switches and other telecommunications facilities are housed. CLECs may connect with ILEC networks either at this location or through a remote location.

Collocation.    The ability of a telecommunications carrier to interconnect its network to the ILEC’s network by extending its facilities to the ILEC’s central office. Physical collocation occurs when the interconnecting carrier places its network equipment within the ILEC’s central offices. Virtual collocation is an alternative to physical collocation under which the ILEC permits a carrier to interconnect its network to the ILEC’s network in a manner which is technically, operationally, and economically comparable to physical collocation, even though the interconnecting carrier’s network connection equipment is not physically located within the central offices.

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

ESCON (Enterprise System Connection Architecture).    An IBM mainframe data protocol.

Ethernet.    A network configuration in which data is separated into “frames” for transmission. Ethernet equipment scans the network to find the least-congested route for frames to travel from Point A to Point B, thus resulting in greater speed and fewer errors in frame transmission.

FCC.    Federal Communications Commission.

Fiber Miles.    The number of route miles of fiber optic cable installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers in the cable. See the definition of “route mile” below.

Fiber Optics.    Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. Fiber optic cable is the medium of choice for the telecommunications and cable industries. Fiber is immune to electrical interference and environmental factors that affect copper wiring and satellite transmission.

Gbps (Gigabits per second).    One billion bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in “billions of bits per second.”

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

ISDN (Integrated Services Digital Network).    ISDN is an internationally agreed standard which, through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line. ISDN permits video conferencing over a single line, for example, and also supports a multitude of value-added switched service applications such as Incoming Calling Line Identification. ISDN’s combined voice and data networking capabilities reduce costs for end users and result in more efficient use of available facilities. ISDN combines standards for highly flexible customer to network signaling with both voice and data within a common facility.

IXC (Interexchange Carrier).    A long distance carrier.

Kbps (Kilobits per second).    Kilobit means one thousand bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in “thousands of bits per second.”

LANs (Local Area Networks).    The interconnection of computers for the purpose of sharing files, programs, and peripheral devices such as printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs. LANs are generally confined to a single customer’s premises and may be extended or interconnected to other locations through the use of bridges and routers.

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

Mbps (Megabits per second).    Megabit means one million bits of information. The information carrying capacity (i.e., bandwidth) of a circuit may be measured in “millions of bits per second.”

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

RBOC (Regional Bell Operating Company).    The holding company that owns a Bell operating company.

Reciprocal Compensation.    An arrangement in which two local exchange carriers agree to terminate traffic originating on each other’s networks in exchange for a negotiated level of compensation.

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

Special Access Services.    The lease of private, dedicated telecommunications lines or circuits on an ILEC’s or a CLECs network, which run to or from the IXC’s POPs. Special access services do not require the use of switches. Examples of special access services are telecommunications circuits running between POPs of a single IXC, from one IXC’s POP to another IXC’s POP or from an end user to its IXC’s POP.

SS7.    A standard signaling system used by telephone providers to manage line supervision (determining whether a line is “busy” or “free”), call alert (“ringing” the phone to indicate an incoming call), and call routing. SS7 allows companies to offer optional service features such as caller ID, call forwarding, etc.

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

Switched Access Services.    The connection between an IXC’s POP and an end user’s premises through the switching facilities of a local exchange carrier.

Switched Services.    Telecommunications services that support the connection of one calling party with another calling party via use of a telephone switch (i.e., an electronic device that opens or closes circuits, completes or breaks an electrical path, or selects paths or circuits).

TDM (Time Division Multiplexing).    A type of multiplexing that combines data streams by assigning each stream a different time slot in a set. TDM repeatedly transmits a fixed sequence of time slots over a single transmission channel.

Toll Services.    Otherwise known as EAS or intraLATA toll services are those calls that are beyond the free local calling area but originate and terminate within the same LATA; such calls are usually priced on a measured basis.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1), (2)    The Financial Statements and Schedule II—Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description of Exhibit
2.1

—ReorganizationAgreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

2.2	—MergerAgreement among the Company, Time Warner Telecom LLC and Time Warner Telecom Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
2.3

—AssetPurchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *

3.1	—RestatedCertificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
3.2	—RestatedBy-laws of the Company (filed as Exhibit 3.2 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
4.1

—Stockholders’Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

4.2

—AmendmentNo. 1 to Stockholders’ Agreement among Time Warner Telecom Inc., Time Warner Companies Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAI Inc. FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and Advance/Newhouse Partnerships *

4.3

—Indenturebetween Time Warner Telecom LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner Telecom LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

4.4

—Indenturebetween Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-49818)) *

10.1

—Leasebetween Quebec Court Joint Venture No. 2, Landlord, and Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994 (filed as Exhibit 10.1 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.2

—Agreementfor Assignment of Lease, dated September 12, 1997, between Ingram Micro Inc. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.2 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.3

—FirstAmendment to Lease, dated October 15, 1997, by CarrAmerica Realty, L.P. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.3 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.4	—TimeWarner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

Exhibit Number	Description of Exhibit
10.5	—EmploymentAgreement between the Company and Larissa L. Herda (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)*
10.6	—EmploymentAgreement between the Company and Paul B. Jones
10.7	—EmploymentAgreement between the Company and Mark D. Hernandez (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)*
10.8	—EmploymentAgreement between the Company and David J. Rayner
10.9	—EmploymentAgreement between the Company and John T. Blount
10.10	—EmploymentAgreement between the Company and Michael A. Rouleau
10.11	—EmploymentAgreement between the Company and Julie A. Rich
10.12	—EmploymentAgreement between the Company and Catherine A. Hemmer
10.13	—EmploymentAgreement between the Company and Robert W. Gaskins
10.14	—CapacityLicense Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.15	—TradeName License Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.16

—MasterCapacity Agreement between MCImetro Access Transmission Services, Inc. and Time Warner Communications dated September 9, 1994, as amended on September 9, 1999 and August 28, 1997 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

10.17	—TimeWarner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*
10.18

—Amendedand Restated Credit Agreement among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the several lenders from time to time parties thereto, The Chase Manhattan Bank, Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and ABN Amro Bank N.V. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) *

10.19

—FirstAmendment to the Amended and Restated Credit Agreement among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the several lenders from time to time parties thereto, J.P. Morgan Chase Bank, Bank of America, .A., Morgan Stanley Senior Funding, Inc., and ABN Amro Bank N.V. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2002)*

21	—Subsidiariesof the Company
23	—Consentof Ernst & Young LLP, Independent Auditors
99.1	—Certificationof Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—Certificationof Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

(b)    Reports on Form 8-K.

(i)    Form 8-K dated October 28, 2002 reporting the amendment of the Company’s credit facility

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2003.

TIME WARNER TELECOM INC.

By:	/s/ DAVID J. RAYNER
David J. Rayner
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer
/s/ LARISSA L. HERDA	Chairman, President, and Chief	March 13, 2003
Larissa L. Herda	ExecutiveOfficer

(ii) Principal Financial Officer
/s/ DAVID J. RAYNER	Senior Vice President and	March 13, 2003
David J. Rayner	Chief Financial Officer

(iii) Principal Accounting Officer
/s/ JILL R. STUART	Vice President, Accounting and	March 13, 2003
Jill R. Stuart	Finance and Chief Accounting Officer

(iv) Directors
/s/ GLENN A. BRITT	Director	March 13, 2003
Glenn A. Britt
/s/ BRUCE L. CLAFLIN	Director	March 13, 2003
Bruce L. Claflin
Director
Richard J. Davies
/s/ SPENCER B. HAYS	Director	March 13, 2003
Spencer B. Hays
/s/ LARISSA L. HERDA	Director	March 13, 2003
Larissa L. Herda
/s/ LISA A. HOOK	Director	March 13, 2003
Lisa A. Hook
/s/ ROBERT J. MIRON	Director	March 13, 2003
Robert J. Miron
/s/ THEODORE H. SCHELL	Director	March 13, 2003
Theodore H. Schell

Certification

I, Larissa L. Herda, certify that:

1.	I have reviewed this annual report on Form 10-K of Time Warner Telecom Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

By:	/s/ LARISSA L. HERDA
Larissa L. Herda
Chairman, President and
Chief Executive Officer

Certification

I, David J. Rayner, certify that:

1.	I have reviewed this annual report on Form 10-K of Time Warner Telecom Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

By:	/s/ DAVID J. RAYNER
David J. Rayner
Sr. Vice President and
Chief Financial Officer

TIME WARNER TELECOM INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Time Warner Telecom Inc:

We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed on the index at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Denver, Colorado

January 29, 2003

TIME WARNER TELECOM INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(amounts in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$506,460	365,600
Marketable debt securities (note 4)	—	18,454
Receivables, less allowances of $21,946 and $29,778, respectively (a)	59,989	78,431
Prepaid expenses and other current assets	11,056	3,305
Deferred income taxes (note 7)	21,961	35,570

Total current assets	599,466	501,360

Property, plant and equipment	2,103,717	2,286,278
Less accumulated depreciation	(647,826)	(475,182)

	1,455,891	1,811,096

Deferred income taxes (note 7)	36,880	23,630
Goodwill, net of accumulated amortizaion	26,773	26,773
Other assets, net of accumulated amortization (note 1)	30,246	36,095

Total assets	$2,149,256	2,398,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable (b)	$39,194	84,223
Deferred revenue	42,659	47,528
Accrued taxes, franchise and other fees	72,018	65,210
Accrued interest	36,141	38,102
Accrued payroll and benefits	31,041	28,008
Accrued restructure costs (note 3)	196	3,131
Accrued carrier costs	74,949	77,018
Current portion debt and capital lease obligations (notes 5 and 9)	26,005	4,052
Other current liabilities	35,788	39,601

Total current liabilities	357,991	386,873

Long-term debt and capital lease obligations (notes 5 and 9)	1,206,030	1,063,368

Stockholders' equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 48,990,768 and 48,789,111 shares issued and outstanding in 2002 and 2001, respectively	489	488
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2002 and 2001	659	659
Additional paid-in capital	1,167,765	1,165,804
Accumulated other comprehensive income (loss), net of taxes	389	(206)
Accumulated deficit	(584,067)	(218,032)

Total stockholders' equity	585,235	948,713

Total liabilities and stockholders' equity	$2,149,256	2,398,954

(a) Includes receivables resulting from transactions with affiliates (note 6)	$5,840	13,113

(b) Includes payables resulting from transactions with affiliates (note 6)	$5,599	4,794

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$373,928	391,464	245,138
Switched services	146,304	152,022	107,290
Data and Internet services	90,293	63,439	32,089
Intercarrier compensation	85,049	130,782	102,817

Total revenue	695,574	737,707	487,334

Costs and expenses (b):
Operating	279,351	315,682	184,995
Selling, general and administrative	227,007	237,698	170,722
Depreciation and amortization	233,810	197,932	95,295
Restructure charge (note 3)	—	6,838	—
Impairment of assets	216,167	9,639	—

Total costs and expenses	956,335	767,789	451,012

Operating income (loss)	(260,761)	(30,082)	36,322
Interest expense	(107,279)	(115,080)	(41,230)
Interest income	5,845	18,703	10,821
Investment losses, net	(3,240)	(2,964)	—

Net income (loss) before income taxes	(365,435)	(129,423)	5,913
Income tax expense (benefit) (note 7)	600	(48,256)	4,697

Net income (loss)	$(366,035)	(81,167)	1,216

Basic and diluted earnings (loss) per common share	$(3.19)	(0.71)	0.01

Weighted average shares outstanding:
Basic	114,786	113,730	105,391

Diluted	114,786	113,730	108,452

(a) Includes revenue resulting from transactions with affiliates (note 6)	$31,757	25,544	11,237

(b) Includes expenses resulting from transactions with affiliates (note 6):
Operating	$2,630	2,751	2,727

Selling, general and administrative	$1,041	1,644	1,550

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(366,035)	(81,167)	1,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	233,810	197,932	95,295
Amortization of deferred debt issue costs	4,575	4,484	1,652
Impairment of assets related to restructure charge	(694)	2,359	—
Impairment of deferred debt issue costs	1,951	5,814	—
Investment losses, net	3,240	2,964	—
Deferred income tax expense (benefit)	—	(49,314)	3,338
Stock based compensation	1,595	694	525
Impairment of assets	216,167	9,639	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	18,662	31,701	(29,942)
Accounts payable	(45,072)	11,969	6,439
Accrued interest	(1,961)	17,994	1,921
Accrued payroll and benefits	3,033	4,357	9,706
Other current liabilities	(5,464)	35,371	75,634
Accrued restructure costs	(2,241)	3,128	—

Net cash provided by operating activities	61,566	197,925	165,784

Cash flows from investing activities:
Capital expenditures	(104,831)	(425,452)	(320,703)
Cash paid for acquisitions, net of cash acquired	—	(651,689)	(10,000)
Purchases of marketable debt securities	(8,546)	(89,582)	(95,199)
Proceeds from maturities of marketable debt securities	27,000	74,624	265,688
Proceeds from sale of assets	2,412	—	—
Other investing activities	—	4,293	(18,378)

Net cash used in investing activities	(83,965)	(1,087,806)	(178,592)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	532,178	—
Net proceeds from issuance of debt	216,770	1,160,667	157,543
Repayment of debt	(50,000)	(700,000)	—
Net proceeds from issuance of common stock upon exercise of stock options	145	12,766	13,543
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	222	1,968	3,992
Payment of capital lease obligations	(3,878)	(2,837)	(2,117)

Net cash provided by financing activities	163,259	1,004,742	172,961

Increase in cash, cash equivalents, and cash held in escrow	140,860	114,861	160,153
Cash, cash equivalents, and cash held in escrow at beginning of year	365,600	250,739	90,586

Cash, cash equivalents, and cash held in escrow at end of year	$506,460	365,600	250,739

Supplemental disclosures of cash flow information:
Cash paid for interest	$105,141	93,720	41,785

Tax benefit related to exercise of non-qualified stock options	$—	17,205	23,083

Cash paid for income taxes	$967	992	615

Supplemental schedule for noncash investing and financing activities:

In 2000, the Company incurred capital lease obligations of $6.3 million for the purchase of fiber, equipment, and furniture.

In 2002, the Company retired capital lease obligations of $1.5 million related to the purchase of fiber.

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001, and 2000

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income (loss), net of taxes	Accumulated deficit	Total stockholders' equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2000	23,543	$235	81,214	$812	559,950	—	(138,081)	422,916
Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	6,492	—	6,492
Net income	—	—	—	—	—	—	1,216	1,216

Comprehensive income	—	—	—	—	—	—	—	7,708

Shares issued for cash in connection with the exercise of stock options	1,080	11	—	—	36,615	—	—	36,626
Shares issued for cash in connection with the employee stock purchase plan	92	1	—	—	3,991	—	—	3,992
Conversion of shares by related party (note 1)	8,987	90	(8,987)	(90)	—	—	—	—
Stock based compensation	—	—	—	—	525	—	—	525

Balance at December 31, 2000	33,702	$337	72,227	$722	601,081	6,492	(136,865)	471,767
Change in unrealized holding loss for available-for-sale security, net of taxes	—	—	—	—	—	(5,108)	—	(5,108)
Net loss	—	—	—	—	—	—	(81,167)	(81,167)

Comprehensive loss	—	—	—	—	—	—	—	(86,275)

Realized holding gain on available-for sale security, net of tax	—	—	—	—	—	(1,590)	—	(1,590)
Issuance of common stock, net of offering expenses of $24,243 (note 1)	7,475	75	—	—	532,103	—	—	532,178
Shares issued for cash in connection with the exercise of stock options	947	9	—	—	29,962	—	—	29,971
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	1,967	—	—	1,968
Conversion of shares by related party (note 1)	6,290	63	(6,290)	(63)	—	—	—	—
Stock based compensation	275	3	—	—	691	—	—	694

Balance at December 31, 2001	48,789	$488	65,937	$659	1,165,804	(206)	(218,032)	948,713
Change in unrealized holding gain for available-for-sale securities, net of taxes	—	—	—	—	—	595	—	595
Net loss	—	—	—	—	—		(366,035)	(366,035)

Comprehensive loss	—	—	—	—	—	—	—	(365,440)

Shares issued for cash in connection with the exercise of stock options	10	—	—	—	145	—	—	145
Shares issued for cash in connection with the employee stock purchase plan	167	1	—	—	221	—	—	222
Stock-based compensation	25	—	—	—	1,595	—	—	1,595

Balance at December 31, 2002	48,991	$489	65,937	$659	1,167,765	389	(584,067)	585,235

See accompanying notes

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers in 44 metropolitan markets in the United States. The Company delivers broadband data, dedicated Internet access, local voice, and local and long distance voice services.

Time Warner Cable (now a unit of AOL Time Warner Inc. (“AOL Time Warner”)) began the Company’s business in 1993. Since 1997, the Company’s business has changed substantially into an exclusive focus on business customers, including carrier and governmental entities and a rapid expansion into switched services and geographic areas beyond the Time Warner Cable footprint.

In July 1998, the Company was reorganized into a limited liability company, Time Warner Telecom LLC (“TWT LLC”), and conducted an offering of $400 million principal amount of 9¾% Senior Notes due July 2008. In the transaction, referred to as the “Reorganization,” Time Warner Inc. (now wholly owned by AOL Time Warner), MediaOne Group, Inc., and Advance/Newhouse Partnership either directly or through subsidiaries, became the owners of all the limited liability company interests in TWT LLC.

In May 1999, in preparation for the Company’s initial public offering, TWT LLC was reconstituted as a Delaware corporation (the “Reconstitution”) under the name Time Warner Telecom Inc. by merging into a newly formed Delaware corporation. The Company accounted for the Reorganization and the Reconstitution at each of the Class B Stockholders’ historical cost basis and, except as noted below, the Reorganization and Reconstitution had no effect on the Company’s total stockholders’ equity, which has been presented on a consistent basis. In connection with the Reconstitution, the Company’s capitalization was authorized to include two classes of common stock, Class A common stock and Class B common stock. As part of the merger, the outstanding Class A limited liability company interests were converted into Class A common stock and the Class B Stockholders exchanged their Class B limited liability company interests in TWT LLC for Class B common stock of the newly formed corporation, Time Warner Telecom Inc. Prior to the Reconstitution, the only outstanding Class A interests were those held by the former shareholders of Internet Connect, Inc., which the Company acquired in April 1999.

In May 1999, in conjunction with the Reconstitution, the Company completed an initial public offering of 20,700,000 shares of Class A common stock at a price of $14 per share (the “IPO”). The IPO generated $270.2 million in proceeds for the Company, net of underwriting discounts and expenses. The net proceeds were used primarily to repay indebtedness to the former holders of Class B limited liability company interests in TWT LLC. The remaining IPO proceeds were used to repay assumed debt from acquisitions and to fund capital expenditures.

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently the Class B common stock is collectively owned directly or indirectly by AOL Time Warner, Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2002, the Class B

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

MediaOne Group, Inc. (“MediaOne”), a former holder of Class B common stock, completed an underwritten offering on May 1, 2000 of 9,000,000 shares of Class A common stock of the Company, 8,987,785 of which were converted from shares of Class B common stock. The Company did not receive any proceeds nor did its total shares outstanding change as a result of this transaction. On June 15, 2000, MediaOne merged with AT&T Corp. (“AT&T”), and the Class B common stock previously beneficially owned by a MediaOne subsidiary became beneficially owned by AT&T. In June 2001, AT&T converted its remaining 6,289,872 shares of Class B common stock into Class A common stock.

On January 29, 2001, the Company completed a public offering of 7,475,000 shares of Class A common stock at a price of $74 7/16 per share (the “Offering”). The Offering generated $532 million in proceeds for the Company, net of underwriting discounts and expenses. Also, on January 25, 2001, the Company completed a private placement of $400 million principal amount of 10 1/8% Senior Notes due February 2011 (the “Old Notes”). Pursuant to an exchange offer in March 2001, all of the holders of the Old Notes exchanged their Old Notes for new 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) with the same financial terms that were registered under the Securities Act of 1933. The Company used all of the net proceeds from the Offering and a portion of the net proceeds from the offering of the Old Notes to repay a $700 million senior unsecured bridge facility that initially financed the acquisition of substantially all of the assets of GST Telecommunications, Inc. (“GST”) (see Note 2). The remaining net proceeds from the offering of the Old Notes are being used for capital expenditures, working capital, and general corporate purposes.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 2002.

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

Investments

Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried, net of taxes, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Other equity investments which are not considered marketable securities and in which the Company’s ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the fair value of the Company’s available-for-sale securities totaled $1.1 million. During the year ended December 31, 2002, the Company recognized a net loss of $3.2 million on investments. The net loss included $2.7 million in losses related to marketable securities whose decline in value was not temporary in nature and a $1.0 million impairment on an equity investment in a non-public company that is not considered a marketable security. These losses were partially offset by a $400,000 gain on the exchange of shares in a privately held company for shares in a publicly held company.

Since the beginning of 2001, the Company has recognized an aggregate $6.6 million impairment on equity investments. The impairment charges represent the difference between historical prices of the investments and their estimated net realizable value as of the date of financial statements. The Company recorded these charges based on its conclusion that the decline in value of these investments was not temporary in nature. The Company reached its conclusion because the investee companies had not executed their business plans as originally anticipated, in part due to the adverse economic conditions surrounding the telecommunications and technology sectors during 2001 and 2002, and had conducted further financing activities that diluted the value of the Company’s investments. The subsequent financing activities at these companies served as independent indicators that the impairment was not temporary. The estimates of net realizable value were primarily derived from the recent financing activities at these companies.

Receivables

In certain cases, the Company requires deposits from customers whom the Company deems to represent a higher credit risk. The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers continues to deteriorate, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $21.9 million and $29.8 million at December 31, 2002 and 2001, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $25.4 million, $35.4 million, and $11.8 million for 2002, 2001, and 2000, respectively. Capitalized interest was $2.7 million, $7.1 million, and $4.1 million for 2002, 2001, and 2000, respectively. Repairs and maintenance costs are charged to expense when incurred.

The Company licenses the right to use fiber optic capacity in 23 of its 44 markets from Time Warner Cable. The cost of these rights, which are prepaid by the Company, is capitalized and reflects an allocable share of Time Warner Cable’s costs, which prior to the Reorganization, generally reflected the incremental costs incurred by Time Warner Cable to construct the fiber for the Company. Subsequent to the Reorganization, the Company pays its allocable share of the cost of fiber and construction incurred by Time Warner Cable in routes where the parties are in joint construction.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	5-20 years
Communications networks	5-15 years
Vehicles and other equipment	3-10 years
Fiber optics and right to use	15 years

Depreciation expense totaled $233.8 million, $195.6 million, and $91.9 million in 2002, 2001, and 2000, respectively.

Property, plant, and equipment consist of:

	December 31,
	2002	2001
	(amounts in thousands)
Land, buildings and improvements	$70,151	57,900
Communications networks	1,304,198	1,364,541
Vehicles and other equipment	160,673	157,256
Fiber optics and right to use	568,695	706,581

	2,103,717	2,286,278
Less accumulated depreciation	(647,826)	(475,182)

Total	$1,455,891	1,811,096

Goodwill

The Company’s goodwill was primarily generated from acquisitions completed in 1999. Amortization related to goodwill totaled $3.1 million in each of 2001 and 2000. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002 and, as required, the Company completed its transitional impairment test as of January 1, 2002 and its annual impairment test in the fourth quarter of 2002. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows. If these statements were in effect on January 1, 2000, the Company would not have recorded approximately $3.1 million in amortization expense, in each of 2001 and 2000, and net income (loss) and basic and diluted earnings (loss) per share would have been $(78.1) million and $4.3 million and $(0.69) and $0.04, respectively.

Other Assets

Other assets primarily include deferred debt issuance costs which are amortized over the life of their respective debt agreements.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to the

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amounts. If an impairment adjustment is deemed necessary (generally when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets), the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell.

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In the fourth quarter of 2002, the Company recorded a $213 million impairment charge pursuant to SFAS 144. The non-cash impairment charge primarily relates to the long haul network acquired from GST in January 2001, and, to a lesser degree, certain other local network assets. The Company acquired the assets from GST to increase its market presence in the western United States. The acquisition included networks in 15 local markets and a 4,100-mile regional network. Since the time of the acquisition, over capacity in the long haul sector and a weaker economy led to decreased demand and significant price erosion surrounding inter-city transport services. The Company generates revenue from these networks and will continue to do so in the future. The impairment reflects slower than expected growth in cash flows. The $213 million charge represents the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying values. Significant estimates and assumptions used to value these assets include estimates of future revenue growth, margin, and future investment in property, plant, and equipment. In the third quarter of 2002, we recorded an impairment charge of $3.5 million for obsolete assets taken out of service. In the first quarter of 2001, we recorded a $9.6 million impairment charge when we abandoned a software system we were developing for use in our back office operations.

In 2001, the Company recorded a $2.4 million impairment charge related to the decision to consolidate its network operations centers as described in Note 3 to the consolidated financial statements. The charge represents the difference between the expected sales value of the facilities and their book value and was included as a component of the restructure charge in the consolidated statements of operations for the year ended December 31, 2001.

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 5%, 6%, and 6% of revenue, excluding the impact of reciprocal compensation settlement revenue, during the years ended December 31, 2002, 2001, and 2000, respectively. The settlement amounts reflect recognition of reciprocal compensation revenue, previously deferred pursuant to the Company’s revenue recognition policy, resulting from resolution of disputed reciprocal compensation billings with other LECs. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic has reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Rates will be further reduced in 2003. As of December 31, 2002, the Company had deferred recognition of $12.8 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. In 2002, 2001, and 2000, the Company recognized $19.1 million, $37.0 million, and $27.3 million, respectively, in settlements of these disputes. These amounts are in addition to the percentages above. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of competitive local exchange carriers (“CLECs”) have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, the Company’s rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in the Company’s contracts with certain long distance carriers. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service and will result in further reductions through June 2004. In addition, the Company’s contracts with certain carriers have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to mandated and contractual rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 5%, 7%, and 11% of total revenue, exclusive of the effects of reciprocal compensation settlements in 2002, 2001, and 2000, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 45%, 47%, and 48% of the Company’s consolidated revenue for the years ended December 31, 2002, 2001, and 2000, respectively. WorldCom, Inc. (“WorldCom”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 11%, 12%, and 11% of the Company’s total revenue during 2002, 2001, and 2000, respectively. In the fourth quarter of 2002, the Company received notices from WorldCom to disconnect certain services representing approximately 1.2% of its fourth quarter recurring revenue of $169.9 million. The Company expects further disconnections of WorldCom service in 2003, and based on current estimates, the Company anticipates it is likely to lose at least half of the remaining recurring revenue from WorldCom over the course of 2003, with the majority occurring in the first half of the year. No other customer, including customers that direct their business through long distance carriers, accounted for 10% or more of total revenue in 2002, 2001, or 2000.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

The Company operates in 44 service areas, and the Company’s management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers the same services, has similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one reportable line of business.

Earnings (Loss) Per Common Share and Potential Common Share

The Company computes earnings (loss) per common share in accordance with the provisions of FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Basic earnings (loss) per share for all periods presented herein was computed by dividing the net income (loss) by the weighted average shares outstanding for the period.

The diluted loss per common share for the years ended December 31, 2002 and 2001, was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive. The diluted earnings per share for 2000 was computed by dividing the net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Options to purchase 17,370,000, 14,370,000, and 473,000 shares of the Company’s Class A common stock outstanding at December 31, 2002, 2001, and 2000, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Set forth below is a reconciliation of the basic and diluted earnings (loss) per share for each period:

	Years Ended December 31,
	2002	2001	2000
	(amounts in thousands, except per share amounts)
Net income (loss) for basic and diluted earnings (loss) per share	$(366,035)	(81,167)	1,216

Weighted-average number of shares—basic	114,786	113,730	105,391
Dilutive effect of stock options	—	—	3,061

Weighted-average number of shares—diluted	114,786	113,730	108,452

Earnings (loss) per share:
Basic	$(3.19)	(0.71)	0.01

Diluted	$(3.19)	(0.71)	0.01

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.0%, 4.6%, and 6.5% in 2002, 2001, and 2000, respectively; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.26, 0.93, and 0.80, for 2002, 2001, and 2000, respectively; and a weighted-average expected life of the option of five years during each period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted-average fair value of options granted during 2002, 2001, and 2000 was $2.14, $20.41, and $39.83, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Years ended December 31,
	2002	2001	2000
	(amounts in thousands, except per share amounts)
Net income (loss)	$(366,035)	(81,167)	1,216
Expense calculated under APB 25	525	525	525
Expense calculated under SFAS 123	(68,490)	(74,764)	(41,255)

Pro forma net loss	(434,000)	(155,406)	(39,514)

Pro forma basic and diluted loss per share	$(3.78)	(1.37)	(0.37)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas that require significant management judgments include taxes, regulatory fees, and carrier liabilities. Changes were made to these estimates during the year, however, the impact to the financial statements was immaterial.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified for comparability with the 2002 presentation.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for the Company beginning on January 1, 2003. The Company is evaluating the impacts, if any, that the adoption of SFAS 143 will have on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in FASB’s Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under FASB’s Emerging Issues Task Force Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides transition methods for entities that adopt the fair value method of accounting for stock based compensation. The Company has elected to continue following the intrinsic value method under APB 25 to account for stock based compensation. The statement requires expanded disclosure of pro-forma fair value stock compensation information for all companies regardless of whether an entity adopts the fair value method of accounting for stock based compensation. These disclosures are required for interim periods beginning with the first quarter of 2003 and have been included in Note 1 under the subheading Stock Option Accounting.

2.    Acquisition

In January 2001, the Company completed the acquisition of substantially all of the assets of GST out of bankruptcy for a contractual purchase price of $690 million. The $690 million included payments to GST or third parties on behalf of GST totaling approximately $662 million, the assumption of approximately $21 million in obligations to complete certain fiber networks and a liability to provide transitional services to GST of approximately $7 million. In addition to the $690 million contractual purchase price, the Company paid approximately $6 million in transaction expenses and assumed approximately $17 million in liabilities primarily related to capital leases. As a result of this acquisition, the Company added 15 markets, approximately 4,210 route miles, and approximately 227,674 fiber miles in the western United States. This transaction has been accounted for under the purchase method of accounting, and the deficiency of the purchase price compared to the fair market value of assets acquired has been allocated to the acquired fixed assets.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting for the GST asset acquisition is summarized as follows (amounts in thousands):

Recorded value of fixed assets acquired	$683,784
Receivables, prepaids, and other assets	28,271
Deposit paid in 2000	(10,000)
Assumed liabilities	(50,366)

Cash paid for acquisition in 2001	$651,689

This acquisition was accounted for as a purchase, and the results of operations have been consolidated with the Company’s results of operations since the acquisition date. Had this acquisition occurred on January 1, 2000, total revenue, net loss, and basic and diluted loss per common share for 2000 would have been approximately $601 million, $98 million, and $0.93, respectively. The pro-forma results do not include any anticipated cost savings or other effects of the integration of the GST assets into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future. As described in Note 1, in 2002, the Company recorded an impairment charge relating to certain assets acquired from GST.

3.    Restructure charge

In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington, and eliminating approximately 200 positions. In addition, the Company consolidated its offices in Houston, Texas, into one facility. These decisions were made to create efficiencies in the Company’s sales, billing, customer care, and network surveillance and maintenance processes and to reduce overhead by centralizing offices. The $6.8 million charge included the following:

•	$2.7 million in severance-related costs. As of December 31, 2002, all of the 200 positions have been eliminated.

•	A $2.4 million non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represented the difference between the expected sales value of the facilities, which included a building, improvements, land, and furniture and fixtures, and their book value.

•	$0.6 million in operating costs related to the Vancouver facility to be sold. These costs represented the costs to operate and maintain the facility from the time it is vacated through the estimated sale date of December 31, 2002.

•	$0.6 million in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.

•	$0.6 million in other costs related to the restructuring activities.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the restructure charge and the amounts paid and accrued as of December 31, 2002 are as follows:

	Total Charge	Paid in 2001	Non-Cash	Accrued at 12/31/01	Paid in 2002	Adjustments	Accrued at 12/31/02
	(amounts in thousands)
Employee severance	$2,670	(1,138)	—	1,532	(1,512)	(20)	—
Facilities impairment	2,359	—	(2,359)	—	—	691 *	—
Facility operating costs	601	(68)	—	533	(393)	(132)	8
Contractual lease commitments	628	—	—	628	(409)	(31)	188
Other restructure expenses	580	(142)	—	438	(24)	(414)	—

	$6,838	(1,348)	(2,359)	3,131	(2,338)	94	196

*	Non-cash adjustment

The building and related facilities were sold in December 2002 for net proceeds of approximately $2.2 million, approximately $0.7 million less than initially anticipated. Actual expenses related to facility operating costs and other restructure expenses were less than initially anticipated by $0.6 million. The $0.1 million net amount of 2002 expenses, consisting of $0.7 million in additional losses on the sale of facilities and the reversal of $0.6 million in accruals for other restructure expenses, was classified as selling, general, and administrative expense in the 2002 statement of operations.

4.    Marketable debt securities

The Company’s marketable debt securities portfolio includes shares of money market mutual funds and corporate and municipal debt securities. All of the Company’s marketable debt securities are categorized as “held-to-maturity” and carried at amortized cost.

Marketable debt securities are summarized as follows:

	December 31,
	2002	2001
	(amounts in thousands)
Cash equivalents:
Shares of money market mutual funds	$154,354	93,323
Corporate and municipal debt securities	290,463	268,220

Total cash equivalents	444,817	361,543
Marketable debt securities – corporate and municipal debt	—	18,454

Total marketable debt securities	$444,817	379,997

The estimated fair value of the marketable debt securities is not materially different from the amortized cost.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2002	2001
	(amounts in thousands)
9 3/4% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Credit facility	420,000	250,000

Total obligations	1,220,000	1,050,000

Less current portion of obligations	24,000	0

Total obligations, excluding current portion	$1,196,000	1,050,000

The schedule of principal payments on long-term debt is as follows (amounts in thousands):

2003	$24,000
2004	35,000
2005	46,000
2006	57,000
2007	68,000
Thereafter	990,000

Total payments	$1,220,000

The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi- annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes totaled approximately $40.2 million for each of the years ended December 31, 2002, 2001, and 2000. At December 31, 2002, the fair market value of the $400 million of 9 3/4% Senior Notes was $220 million. These Notes have not been listed on any securities exchange or inter-dealer automated quotation systems, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

The $400 million principal amount 10 1/8% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $41.7 million and $39.0 million for 2002 and 2001, respectively. At December 31, 2002, the fair market value of the $400 million of 10 1/8% Senior Notes was $220 million. These Notes have not been listed on any securities exchange or inter-dealer automated quotation systems, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of the GST assets and the Company’s capital expenditure plans, the Company replaced its then existing $475 million senior secured revolving credit facility with an amended and restated senior secured credit facility (the “Credit Facility”) providing for an aggregate of $1 billion in borrowings, comprised of $525 million of senior secured term loan facilities and a $475 million senior secured revolving credit facility. The Credit Facility has a final maturity of March 31, 2008. The Company also obtained $700 million in senior unsecured bridge financing that it used to initially finance the GST asset acquisition. The borrowings under the senior unsecured bridge loan facility were made and repaid in full in January 2001, with the net proceeds from the Offering and a portion of the net proceeds from the sale of the Old Notes. In connection with the repayment of the senior unsecured bridge loan facility, the Company recorded an impairment of $5.8 million of deferred financing costs, as well as $3.5 million in interest expense for 2001. In December 2000, the Company was required to draw and hold in escrow $179 million of the Credit Facility until the closing of the GST asset acquisition at which time the draw increased to $250 million. In October 2002, the Company and its lenders amended the Credit Facility and reduced the total commitments of the lenders from $1 billion to $800 million. Significant terms and components of the amended Credit Facility are as follows:

•	The $475 million senior secured revolving credit facility was reduced to $380 million. This credit facility decreases to $361 million on December 31, 2004, $304 million on December 31, 2005, and $190 million on December 31, 2006, with a final maturity of December 31, 2007. Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%.

•	The $250 million term loan B was reduced to $200 million. Amortization of principal begins March 31, 2003 and continues quarterly until March 31, 2008. Interest is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.38% on December 31, 2002, and is payable at least quarterly.

•	The $275 million senior delayed draw loan facilities were reduced to $220 million. Amortization of principal begins March 31, 2003 and continues quarterly until December 31, 2007. Interest is computed based on a specified Eurodollar rate plus a margin, which totaled 3.63% on December 31, 2002 and is payable at least quarterly.

In conjunction with the amendment, the Company increased its borrowings under the Credit Facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003, and repaying $50 million of the $250 million term loan B. In connection with the reduction in total amount of borrowings available under the Credit Facility, the Company recorded a $2.0 million impairment of deferred financing costs as a component of interest expense.

The Company is required to pay commitment fees on a quarterly basis ranging from 0.5% to 1.0% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $6.8 million for 2002 and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility also contains financial covenants, including a leverage ratio, an interest coverage ratio, and a debt service coverage ratio, as well as cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, including the 9 3/4% Senior Notes or the 10 1/8% Senior Notes. As of December 31, 2002, the Company was in compliance with all of its debt covenants.

6.    Related Party Transactions

In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, including Time Warner Cable, generally on negotiated terms among the affected units that, in management’s opinion, result in reasonable allocations of joint costs between the parties.

The Company benefits from its relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. Twenty-three of the Company’s 44 markets use fiber optic capacity licensed from Time Warner Cable. Under the terms of those agreements, if the Company wishes to license fiber optic capacity in addition to the capacity initially licensed in 1998, the Company must pay Time Warner Cable an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from Time Warner Cable’s. Under this licensing arrangement, the Company paid Time Warner Cable $3.1 million, $1.1 million, and $2.2 million in 2002, 2001, and 2000, respectively. As of December 31, 2002, the Company’s property, plant, and equipment included $181.7 million in licenses of fiber optic capacity pursuant to the agreements.

Under the licensing arrangement, the Company reimburses Time Warner Cable for facility maintenance and pole and conduit rental costs, which aggregated $3.0 million, $2.8 million, and $2.7 million in 2002, 2001, and 2000, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases the Company’s operations are co-located with Time Warner Cable’s facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and Time Warner Cable, allocations for rent from Time Warner Cable are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $1.6 million in each of 2002, 2001, and 2000, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges from Time Warner Cable for rent and utilities do not differ materially from charges the Company incurs in locations where the Company is not co-located with Time Warner Cable.

In 2002, the Company provided technical expertise to Time Warner Cable in conjunction with certain product development and trial efforts conducted by Time Warner Cable, and received $1.0 million in cost reimbursement from Time Warner Cable for such services. The reimbursement was accounted for as an offset to operating and selling, general, and administrative expenses in 2002.

The transactions described above include capacity license agreements and leases with the Time Warner Entertainment-Advance/Newhouse Partnership (“TWE-A/N”), a partnership between affiliates of AOL Time Warner and Advance/Newhouse that owns or has interests in cable television systems that have been managed by the AOL Time Warner affiliates. The TWE-A/N partnership was restructured, and as a result, at year-end 2002, the capacity license agreements and leases with the Company covering certain TWE-A/N markets, including Tampa and Orlando, Florida and Indianapolis, Indiana, were assigned to a new subsidiary of TWE-A/N to be managed by the affiliates of Advance/Newhouse.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AOL Time Warner and related entities also purchase services from the Company. Revenue from these entities, which includes dedicated transport services, switched services, and data and Internet services, aggregated $31.8 million, $25.5 million, and $11.2 million for 2002, 2001, and 2000, respectively.

7.    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(amounts in thousands)
Current:
Federal	$—	—	—
State	600	1,058	1,359

	600	1,058	1,359
Deferred:
Federal	—	(41,509)	2,579
State	—	(7,805)	759

	—	(49,314)	3,338

	$600	(48,256)	4,697

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Federal statutory income tax expense (benefit)	(35.0)%	(35.0)%	35.0%
State income tax expense (benefit), net of federal income tax expense (benefit)	(3.4)	(3.4)	23.2
Goodwill amortization	0.0	0.8	18.2
Change in valuation allowance	38.4	0.0	0.0
Other	0.1	0.3	3.0

Income tax expense (benefit)	0.1%	(37.3)%	79.4%

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001
	(amounts in thousands)
Current deferred tax assets:
Accrued liabilities	$30,717	16,878
Allowance for doubtful accounts	7,346	10,607
Deferred revenue	15,808	7,664
Other	(175)	421
Valuation allowance	(31,735)	—

Current deferred tax assets	21,961	35,570

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(38,716)	(89,508)
Unrealized gains	(249)	132
Net operating loss carryforwards	184,580	113,006
Valuation allowance	(108,735)	—

Non-current deferred tax assets (liabilities), net	36,880	23,630

Net deferred tax assets (liabilities)	$58,841	59,200

At December 31, 2002, the Company had net operating loss carryforwards, for federal income tax purposes, of approximately $483.3 million. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2022.

During 2002, the Company established a valuation allowance for deferred taxes of $140.5 million that reduced its net deferred tax asset. In 2001, the Company had recorded the full deferred tax benefit from its pre-tax loss. As of December 31, 2002, net deferred tax assets totaled $58.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million. The Company’s treatment of deferred taxes and its tax planning strategies are based on certain assumptions that the  Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

8.    Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Employee Stock Option Plan

The Company maintains an employee stock option plan that reserved 9,027,000 shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2002, approximately 6.7 million shares are reserved for issuance upon exercise of outstanding options and approximately 878,000 shares are available for grant under the Time Warner Telecom 1998 Employee Stock Option Plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to this option plan.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains an employee stock plan that reserved 12,000,000 shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2002, approximately 11.7 million shares are reserved for issuance upon exercise of outstanding options and approximately 235,000 shares are available for grant under the Time Warner Telecom 2000 Employee Stock Plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options.

During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded and is being amortized on a straight-line basis over the four- year vesting period. In each of the years ending 2002, 2001, and 2000, stock compensation expense of approximately $525,000, was recorded for such options and has been reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

During 2001, the Company granted restricted stock awards aggregating 275,000 shares to certain officers of the Company. Deferred compensation of $4.0 million was recorded and is being amortized on a straight-line basis over the four-year vesting period. In 2002 and 2001, stock compensation expense of approximately $1.0 million and $0.2 million, respectively, was recorded for such stock awards and is reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

During 2002, the Company granted a restricted stock award of 25,000 shares to an officer of the Company. Deferred compensation of $128,000 was recorded and is being amortized on a straight line basis over the four-year vesting period. In 2002, stock compensation expense of approximately $18,000 was recorded for such stock awards and is reported as a component of selling, general, and administrative expense in the accompanying consolidated statements of operations.

The table below summarizes the Company’s stock option activity and related information for the years ended December 31, 2002, 2001, and 2000.

	2002		2001		2000
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Options outstanding at beginning of year	14,369,786	$32.16	10,445,404	$34.03	8,174,057	$18.44
Granted	5,069,566	2.51	5,670,525	27.77	3,822,111	60.26
Exercised	(9,940)	11.93	(946,723)	12.79	(1,079,719)	12.51
Forfeited	(2,061,189)	37.21	(799,420)	48.06	(471,045)	26.19

Options outstanding at end of year	17,368,223	22.91	14,369,786	32.16	10,445,404	34.03

Exercisable at end of year	7,160,686	29.46	4,409,544	27.38	2,304,582	12.66

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding and exercisable as of December 31, 2002, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$0.75—1.99	4,002,385	9.70	$1.81	12,500	$1.14
2.00—12.00	4,600,862	6.92	9.77	3,148,222	11.60
12.17—26.81	2,691,661	8.69	15.89	804,063	16.47
26.88—56.68	3,350,888	7.26	39.34	1,700,059	39.47
56.69—87.00	2,722,427	7.67	62.88	1,495,842	62.88

	17,368,223	8.02	22.91	7,160,686	29.46

9.    Commitments and Contingencies

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

At December 31, 2002, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2003	$3,785	28,297	3,164
2004	2,962	26,612	3,164
2005	2,317	22,828	3,083
2006	2,209	18,977	3,083
2007	1,038	14,393	3,083
Thereafter	9,904	81,742	51,723

Total minimum lease payments	$22,215	192,849	67,300

Less amount representing interest	10,180

Present value of obligations under capital leases	12,035

Less current portion of obligations under capital leases	2,005

Obligations under capital leases, excluding current portion	$10,030

As of December 31, 2002 and 2001, assets under capital lease obligations, which primarily consist of fiber optic network components, totaled $19.9 million and $22.3 million, respectively, with related accumulated depreciation of $10.7 million and $6.3 million, respectively. Depreciation expense related to assets under capital lease obligations totaled $4.4 million, $4.4 million, and $1.8 million in 2002, 2001, and 2000, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 10.83%. Rental expense under operating leases aggregated $33.6 million, $32.5 million, and $17.5 million for 2002, 2001, and 2000, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

10.    Employee Benefit Plans

Effective January 1, 1999, the Company adopted the Time Warner Telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company made a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. Contributions to the 401(k) Plan aggregated $6.5 million, $7.4 million, and $4.4 million for 2002, 2001, and 2000, respectively.

Effective January 1, 2000, the Company adopted the Time Warner Telecom 2000 Qualified Stock Purchase Plan (the “Stock Purchase Plan”). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s Class A common stock at a 15% discount to fair market value. Stock purchases occur semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 750,000 shares of the Company’s Class A common stock to participants in the Stock Purchase Plan. For the years ended December 31, 2002 and 2001, the Company issued 166,576 and 100,085 shares of Class A common stock under the Stock Purchase Plan for net proceeds of $0.2 million and $2.0 million, respectively. As of December 31, 2002, 392,267 shares were available for grant under the Stock Purchase Plan.

11.    Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2002 and 2001:

	Three Months Ended
	(amounts in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
Year Ended December 31, 2002
Total revenue	$168,719	184,576	167,165	175,114
Operating loss	(18,701)	(4,094)	(21,690)	(216,276	)(1)
Net loss	(43,129)	(30,798)	(48,366)	(243,742	)(1)
Basic and diluted loss per common share	(0.38)	(0.27)	(0.42)	(2.12	)(1)

Year Ended December 31, 2001
Total revenue	$173,127	217,897	172,725	173,958
Operating income (loss)	(18,823)	28,651	(14,969)	(24,941)
Net income (loss)	(28,707)	4,385	(24,323)	(32,521)
Basic and diluted income (loss) per common share	(0.26)	0.04	(0.21)	(0.28)

(1)	Includes asset impairment charge of $213 million.

The total net income (loss) per share for the 2002 and 2001 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

TIME WARNER TELECOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, and 2000

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$29,778	32,469	(40,301)	21,946

For the Year ended December 31, 2001:
Allowance for doubtful accounts receivable	17,610	26,744	(14,576)	29,778

For the Year ended December 31, 2000:
Allowance for doubtful accounts receivable	7,857	15,974	(6,221)	17,610