Form 10-Q
period 2003-03-31
TIME WARNER TELECOM INC
filed 2003-05-14
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30218

TIME WARNER TELECOM INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	84-1500624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10475 Park Meadows Drive Littleton, Colorado	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 566-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of April 30, 2003 was:

Time Warner Telecom Inc. Class A common stock—48,993,268 shares

Time Warner Telecom Inc. Class B common stock—65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$487,828	506,460
Receivables, less allowances of $19,559 and $21,946, respectively(a)	52,151	59,989
Prepaid expenses	8,948	11,056
Deferred income taxes	22,758	21,961

Total current assets	571,685	599,466

Property, plant, and equipment	2,122,233	2,103,717
Less accumulated depreciation	(698,279)	(647,826)

	1,423,954	1,455,891

Deferred income taxes	35,745	36,880
Goodwill, net of accumulated amortization	26,773	26,773
Other assets, net of accumulated amortization (note 1)	29,875	30,246

Total assets	$2,088,032	2,149,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$33,018	39,194
Deferred revenue	42,688	42,659
Current portion debt and capital lease obligations (note 2)	29,394	26,005
Other current liabilities	231,202	250,133

Total current liabilities	336,302	357,991

Long-term debt and capital lease obligations (note 2)	1,192,849	1,206,030
Other long-term liabilities	6,064	—
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 48,993,268 and 48,990,768 shares issued and outstanding in 2003 and 2002, respectively	490	489
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2003 and 2002	659	659
Additional paid-in capital	1,168,162	1,167,765
Accumulated other comprehensive loss, net of taxes	922	389
Accumulated deficit	(617,416)	(584,067)

Total stockholders’ equity	552,817	585,235

Total liabilities and stockholders’ equity	$2,088,032	2,149,256

(a) Includes receivables resulting from transactions with affiliates (note 3)	$4,155	5,840

(b) Includes payables resulting from transactions with affiliates (note 3)	$5,364	5,599

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands, except per share amounts)
Revenue(a):
Dedicated transport services	$86,512	94,786
Switched services	39,891	36,745
Data and Internet services	24,304	20,424
Intercarrier compensation	14,306	16,764

Total revenue	165,013	168,719

Costs and expenses(a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	66,367	73,355
Selling, general, and administrative	49,980	56,731
Depreciation, amortization, and accretion	54,110	57,334

Total costs and expenses	170,457	187,420

Operating loss	(5,444)	(18,701)
Interest expense	(26,340)	(25,755)
Interest income	1,625	1,477

Net loss before income taxes and cumulative effect of change in accounting principle	(30,159)	(42,979)
Income tax expense	225	150

Net loss before cumulative effect of change in accounting principle	(30,384)	(43,129)
Cumulative effect of change in accounting principle (note 1)	2,965	—

Net loss	$(33,349)	(43,129)

Amounts per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.26)	(0.38)
Cumulative effect of change in accounting principle (note 1)	(0.03)	—

Net loss	$(0.29)	(0.38)

Weighted average shares outstanding, basic and diluted	114,928	114,735

(a)	Includes revenue and expenses resulting from transactions with affiliates (note 3):

Revenue	$7,686	8,567

Operating expenses	$830	740

Selling, general, and administrative	$404	390

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(33,349)	(43,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	54,110	57,334
Cumulative effect of change in accounting principle	2,965	—
Stock-based compensation	392	421
Amortization of deferred debt issue costs	1,129	1,147
Changes in operating assets and liabilities, net of the effect of an acquisition:
Receivables and prepaid expenses	9,921	(1,429)
Accounts payable, deferred revenue, and other current liabilities	(24,898)	(44,010)
Accrued reorganization	(87)	(1,726)

Net cash provided by (used in) operating activities	10,183	(31,392)

Cash flows from investing activities:
Capital expenditures	(22,373)	(36,870)
Purchases of marketable securities	—	(2,538)
Proceeds from maturities of marketable securities	—	11,500

Net cash used in investing activities	(22,373)	(27,908)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	6	123
Payment of capital lease obligations	(448)	(783)
Payment of debt obligations	(6,000)	—

Net cash used in financing activities	(6,442)	(660)

Decrease in cash and cash equivalents	(18,632)	(59,960)
Cash and cash equivalents at beginning of period	506,460	365,600

Cash and cash equivalents at end of period	$487,828	305,640

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,023	44,021

Cash paid for income taxes	$541	226

Cancellation of a capital lease obligation	$3,213	—

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2003

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income, net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2003	48,991	$489	65,937	$659	1,167,765	389	(584,067)	585,235
Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	533	—	533
Net loss	—	—	—	—	—	—	(33,349)	(33,349)

Comprehensive loss								(32,816)

Shares issued for cash in connection with the exercise of stock options	2	1	—	—	5	—	—	6
Stock based compensation	—	—	—	—	392	—	—	392

Balance at March 31, 2003	48,993	$490	65,937	$659	1,168,162	922	(617,416)	552,817

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

March 31, 2003

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2003, the Class B stockholders held approximately 93.1% of the combined voting power of the outstanding common stock.

Basis of Presentation

The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

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

Basis of Consolidation

The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with AOL Time Warner and its affiliates are disclosed as related party transactions.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

Investments

Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, these securities are included in other assets at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried, net of taxes, as a component of accumulated other comprehensive income in stockholders’ equity. Other equity investments which are not considered marketable securities and in which the Company’s ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

At March 31, 2003, the fair value of the Company’s available-for-sale securities totaled $2.0 million and the aggregate unrealized holding gain, net of tax, on these securities was $922,000. The change in unrealized holding gain (loss) for available-for-sale securities, was $533,000 and $(487,000) for the three months ended March 31, 2003 and 2002, respectively.

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated by other LECs and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis for this type of revenue because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 4% and 5% of total revenue for the three months ended March 31, 2003 and 2002, respectively. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic has reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Rates will be reduced further in June 2003. As of March 31, 2003, the Company had deferred recognition of $13.1 million in reciprocal compensation revenue for payments received associated with the pending disputes and amounts that are subject to adjustments based on regulatory rulings. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LECs’ facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of competitive local exchange carriers (“CLECs”) have

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, the Company’s rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in the Company’s contracts with certain long distance carriers. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service and will result in further reductions through June 2004. In addition, the Company’s contracts with certain carriers have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to mandated and contractual rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 4% and 6% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Receivables

In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk. The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $19.6 million and $21.9 million at March 31, 2003, and December 31, 2002, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 41% and 46% of the Company’s consolidated revenue for the three months ended March 31, 2003 and 2002, respectively. WorldCom, Inc. (“WorldCom”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 9% and 11% of the Company’s total revenue for the three months ended March 31, 2003 and 2002, respectively. Approximately $14.7 million in revenue in the first quarter of 2003 were from WorldCom, as compared to approximately $17.5 million in the fourth quarter of 2002. No other customer, including customers that direct their business through long distance carriers, accounted for 10% or more of total revenue for the three months ended March 31, 2003 and 2002.

Income Taxes

As of March 31, 2003, the Company has recorded a net deferred tax asset of $58.5 million, net of a valuation allowance of $153.2 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.5 million will be realized because the Company could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.5 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.5 million.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased from $5.9 million as of January 1, 2003 to $6.1 million as of March 31, 2003 due to the accretion of the liability. The pro forma effects of the application of SFAS 143 as if the Statement had been in effect in earlier periods are presented below:

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
Actual loss, as reported	$(33,349)	(43,129)
Add back cumulative effect of change in accounting principle	$2,965	—
Less depreciation and accretion expense	—	(129)

Pro forma loss	$(30,384)	(43,258)

Pro forma loss per share	$(0.26)	(0.38)

The pro forma asset retirement obligation liability balances as if SFAS 143 had been in effect in 2002, is as follows:

Three Months Ended March 31, 2002
Pro forma liability at beginning of period	$5,409
Pro forma liability at end of period	$5,538

Segment Reporting

As of March 31, 2003, the Company operated in 44 metropolitan markets. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 service areas to be aggregated and reported as one line of business.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

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

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.0% in each of the three months ended March 31, 2003 and 2002; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.24 and 1.26 for the three months ended March 31, 2003 and 2002, respectively; and a weighted-average expected life of the option of five years during each period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The weighted-average fair value of options granted for the three months ended March 31, 2003 and 2002 was $2.55 and $5.75, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

	Three months ended March 31,
	2003	2002
	(amounts in thousands, except per share amounts)
Net loss	$(33,349)	(43,129)
Add back expense calculated under APB 25	131	131
Less expense calculated under SFAS 123	(15,290)	(18,593)

Pro forma net loss	(48,508)	(61,591)

Pro forma basic and diluted loss per share	$(0.42)	(0.54)

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2003 presentation.

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	March 31, 2003	December 31, 2002
	(amounts in thousands)
9 3/4% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Credit Facility	414,000	420,000
Capital lease obligations	8,243	12,035

	$1,222,243	1,232,035
Less current portion of debt and capital lease obligations	(29,394)	(26,005)

	$1,192,849	1,206,030

The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes totaled approximately $10.1 million in each of the three-month periods ended March 31, 2003, and 2002. At March 31, 2003, the fair market value of the $400 million of 9 3/4% Senior Notes was approximately $332 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $10.2 million and $10.4 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $332 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

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

In December 2000, the Company entered into an amended and restated credit facility (the “Credit Facility”) providing for an aggregate $1 billion in borrowings. In October 2002, the Company and its lenders further amended the Credit Facility and reduced the total commitments of the lenders from $1 billion to $800 million. Significant terms and components of the amended Credit Facility are as follows:

•	A $475 million senior secured revolving credit facility was reduced to $380 million. This credit facility decreases to $361 million on December 31, 2004, $304 million on December 31, 2005, and $190 million on December 31, 2006, with a final maturity of December 31, 2007. Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%. As of March 31, 2003, no amounts were outstanding under this facility.

•	A $250 million term loan B was reduced to $200 million. Amortization of principal began March 31, 2003 and continues quarterly until March 31, 2008. For the three months ended March 31, 2003, principal payments made totaled $500,000. Interest is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.4% on March 31, 2003, and is payable at least quarterly.

•	A $275 million senior delayed draw loan facility was reduced to $220 million. Amortization of principal began March 31, 2003 and continues quarterly until December 31, 2007. For the three months ended March 31, 2003, principal payments made totaled $5.5 million. Interest is computed based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%, which totaled 3.15% on March 31, 2003 and is payable at least quarterly.

In conjunction with the amendment, the Company increased its borrowings under the Credit Facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003, and repaying $50 million of the $250 million term loan B.

The Company is required to pay commitment fees on a quarterly basis ranging from 0.5% to 1.0% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $758,000 for the three months ended March 31, 2003 and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

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

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, including Time Warner Cable and affiliates of Advance/Newhouse, generally on negotiated terms among the affected units that, in management’s opinion, result in reasonable allocations of joint costs between the parties.

The Company benefits from its relationship with Time Warner Cable, both through access to local rights-of-way and construction cost-sharing. The Company has similar arrangements with a subsidiary of the Time Warner Entertainment-Advance/Newhouse partnership (“TWE-A/N”), a partnership owned by affiliates of the Company’s Class B Stockholders. That subsidiary (“TWE-A/N Subsidiary”) owns certain cable systems in Florida and Indiana that were previously owned by TWE-A/N and is managed by affiliates of Advance/Newhouse. Twenty-three of the Company’s 44 markets use fiber optic capacity licensed from Time Warner Cable or TWE-A/N Subsidiary. Under the terms of those agreements, if the Company wishes to license fiber optic capacity in addition to the capacity initially licensed in 1998, the Company must pay Time Warner Cable or TWE-A/N Subsidiary an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Under this licensing arrangement, the Company paid Time Warner Cable and TWE-A/N Subsidiary $595,000 and $354,000 for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company’s property, plant, and equipment included $182.3 million in licenses of fiber optic capacity pursuant to the agreements.

Under the licensing arrangements, the Company reimburses Time Warner Cable and TWE-A/N Subsidiary for facility maintenance and pole and conduit rental costs. The reimbursements to Time Warner Cable aggregated $756,000 and $740,000 for the three months ended March 31, 2003 and 2002, respectively, and to TWE-A/N Subsidiary aggregated $74,000 for the three months ended March 31, 2003, and are a component of operating expenses in the consolidated statements of operations. In certain cases the Company’s operations are co-located with Time Warner Cable’s or TWE-A/N Subsidiary’s facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases for these facilities, allocations for rent from Time Warner Cable or TWE-A/N Subsidiary are typically based on square footage and allocations for utility charges are based on actual usage. These charges from Time Warner Cable aggregated $401,000 and $390,000 for the three months ended March 31, 2003 and 2002, respectively, and from TWE-A/N Subsidiary aggregated $3,000 for the thee months ended March 31, 2003, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges from these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company is not co-located with Time Warner Cable or TWE-A/N Subsidiary.

AOL Time Warner and its affiliates also purchase services from the Company. Revenue from these entities, which includes dedicated transport services, switched services, and data and

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

Internet services, aggregated $7.7 million and $8.6 million for the three months ended March 31, 2003 and 2002, respectively.

4.	Commitments and Contingencies

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

TIME WARNER TELECOM INC.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers. We deliver broadband data, dedicated Internet access, and local and long distance voice services. As of March 31, 2003, we served customers in 22 states in the United States.

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

Time Warner Telecom has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of AOL Time Warner and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2003, the Class B stockholders held 93.1% of the combined voting power of the outstanding common stock.

TIME WARNER TELECOM INC.

Since 1997, our business has changed substantially with an exclusive focus on business customers, including carriers and governmental entities, and an expansion into switched and data services and geographic areas beyond the Time Warner Cable footprint. From our inception through 2001, we constructed networks in 29 markets. In January 2001, we expanded our geographic coverage by acquiring substantially all of the assets of GST Telecommunications, Inc. (“GST”), which added networks in 15 western markets. We operate in metropolitan areas that have high concentrations of medium- and large-sized businesses. Historically, our customers have been telecommunications-intensive businesses, long distance carriers, Internet service providers (“ISPs”), incumbent local exchange carriers (“ILECs”), wireless communications companies, competitive local exchange carriers (“CLECs”), and governmental agencies, as they are potentially high volume users of our services. These customers are more likely to seek greater reliability provided by advanced networks such as ours. Our revenue has been derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services.

As of March 31, 2003, our networks spanned 17,769 route miles and contained 840,265 fiber miles. We offered service to 12,601 buildings served entirely by our facilities (on-net) or through the use of another carrier’s facilities to provide a portion of the link (off-net) in 22 states. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease and we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

In early 2003, we launched several initiatives including increasing our sales force, engaging in joint marketing activities, launching new data and IP products, and increasing investment in existing markets. We currently plan to expand our revenue base by increasing customer and building penetration and using available network capacity in our existing markets rather than through geographic expansion into additional markets. By connecting to more buildings with our fiber, our sales force will have access to a growing base of customers in which to sell our suite of products and services. In order to leverage our network investment, we plan to continue to develop new services to meet the needs of our current and prospective business customers. We have been developing internal expertise related to Internet protocol (“IP”) and Ethernet-based products, and have launched several of these products.

We increased our annual revenue from $55.4 million in 1997 to $737.7 million in 2001. In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue growth. Our revenue decreased 6% in 2002, to $695.6 million over 2001 and dropped 2% in the first quarter of 2003, to $165.0 million as compared to the first quarter of 2002. The primary reason for the decline in revenue is a decrease in intercarrier compensation, which is more fully explained later in this section. This recent trend in declining revenue has also been the result of bankruptcies and other financial difficulties among our carrier customers causing those customers to look for opportunities to cut costs, as well as significant rate declines in our intercarrier compensation revenues.

We continue to experience high levels of customer disconnects. Throughout 2002, we lost monthly revenue of approximately $14 million due to customer disconnects and bankruptcies, however we were able to replace most of this revenue with new sales. Disconnects continued in the first quarter of 2003 resulting in the loss of $3.7 million in monthly revenue, including $1.7 million related to WorldCom and its affiliates. This compares to fourth quarter 2002 disconnects of $3.5 million in monthly revenue with $0.7 million related to WorldCom. WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002, is our largest customer. Approximately $14.7 million in revenue, or 9% of our total revenue, in the first quarter of 2003 was from WorldCom compared to $17.5 million in the fourth quarter of 2002. We expect an additional decrease in revenue from WorldCom of $3- $5 million in the second quarter and $1- $2 million in the third quarter of 2003. We anticipate that other customers may disconnect services due to network optimization, cost cutting efforts, and additional customer bankruptcies or other customer financial difficulties, but we cannot predict the total impact to revenue from these disconnects. Despite carrier bankruptcies and business contractions, carrier customers remain an important part of our business.

In an effort to diversify our revenue base and become less reliant on carrier customers, we continue to focus on enterprise (non-carrier) customers. To attract enterprise customers, we have expanded our data

TIME WARNER TELECOM INC.

and Internet service offerings. These services include high-speed dedicated Internet access and a broad array of data transmission services that enable customers to create their own internal computer networks and access external networks over Internet and Ethernet protocols. Revenue from data and Internet services for the three months ended March 31, 2003 grew 19% over the comparable period in 2002. Enterprise customer revenue, which is a component of our total revenue, represented approximately 42% of our total revenue for the three months ended March 31, 2003, compared to approximately 36% for the comparable period in 2002. While we expect to have revenue growth from other sources, there is no assurance that we will be able to replace revenue lost to customer disconnections.

Customers who have filed for bankruptcy or have experienced other financial difficulties have impacted our bad debt expense over the past two years. Bad debt expense as a percentage of revenue increased from 3% in 2000 to 5% in 2002. Due to successful collection efforts and a reduction in receivable write-offs, our bad debt expense in the first quarter of 2003 dropped to 3% of revenue as compared to 4% in the first quarter of 2002. We continue to provide services to WorldCom and several other customers in bankruptcy as they restructure their businesses. Our policy is to write off receivables from these customers for services provided prior to their bankruptcy filing and file pre-petition claims with the courts. When these customers continue services with us following their bankruptcy filing, we continue to record post-petition receivables, but we assign a higher risk of collectability to these accounts and provide for an allowance for doubtful accounts for a large percentage of the outstanding balance. The controls that were put in place to address the growing number of customer bankruptcies and customers failing to pay have resulted in improved collections. These controls include more stringent credit reviews on new customers and existing customers adding services, collecting deposits on higher risk accounts, and more aggressive collection efforts. While we have seen some improvement in bad debt expense in the first quarter of 2003, there is no assurance that this trend will continue.

In response to the impact of the downturn in the telecommunications sector and revenue performance that began in 2001, we have undertaken several cost containment efforts. These efforts include the consolidation of our network operations centers in October 2001, resulting in the elimination of approximately 200 positions, and further workforce reductions in April 2002 and August 2002 that eliminated approximately 360 positions. Our combined operating and selling, general, and administrative costs decreased to $116.3 million for the three months ended March 31, 2003, from $130.1 million in the comparable period of 2002. We limited our capital spending during 2002 primarily to expenditures related to specific revenue opportunities in existing markets, capital items for infrastructure maintenance, and upgrades to certain back office systems.

While we believe our cost containment efforts have been successful in preserving our liquidity, we are also focusing on several 2003 initiatives aimed at expanding our reach in existing markets and further leveraging our fiber networks. These initiatives include:

•	Increasing the size of our sales force. We increased our sales force by 15% in the first quarter of 2003, to a total of 259 account executives. This increase represents half of our 2003 targeted increase of 30% and reflects our desire to increase our sales to local market enterprise customers. We believe that adding highly skilled sales expertise will be critical to our future growth. We expect the incremental, annualized cost of expanding our sales force to be less than $5 million.

•	Increasing network investments in existing markets. We plan to physically expand our reach in our existing markets by more aggressively exploring network expansion and building entry opportunities. While capital expenditures in the first quarter of 2003 lagged behind spending in the comparable period in 2002, we plan to spend up to $200 million in 2003.

•

Engaging in joint marketing activities. We have entered into several co-marketing arrangements with national and regional technology and system-integrator companies to jointly market our services. We believe that these co-marketing arrangements increase our

TIME WARNER TELECOM INC.

access to enterprise customers and enhance our ability to provide a more robust set of solutions to those customers.

•	Launching new products. We plan to focus on new products that leverage our fiber networks, and will emphasize products and services that support customers’ data and IP initiatives. Our newest product is the switched native local area network which uses Ethernet switches to allow customers to connect multiple locations in a metropolitan area and provides for high bandwidth at a reasonable cost.

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from LECs for local exchange traffic originated on another LEC’s facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling on reciprocal compensation for traffic bound for ISPs has reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Rates will be further reduced in June 2003. As a result, and because of reduced traffic to ISP customers, we expect further declines in our reciprocal compensation revenue. Reciprocal compensation represented 4% and 5% of total revenue for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had deferred recognition of $13.1 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, our rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in our contracts with certain long distance carriers. In addition, our contracts with certain carriers have access rate reductions in relationship to volume commitments. We expect that switched access revenue will continue to decline as a percentage of revenue due to mandated and contractual rate reductions. There is no assurance that we will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 4% and 6% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

In the normal course of business, we engage in various transactions with affiliates of our Class B Stockholders, generally on negotiated terms among the affected units that, in management’s view, result in reasonable arms-length terms. We benefit from our relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing. We have similar arrangements with a subsidiary of the Time Warner Entertainment-Advance/Newhouse partnership (“TWE-A/N”), a partnership owned by affiliates of our Class B Stockholders. That subsidiary (“TWE-A/N Subsidiary”) owns certain cable systems in Florida and Indiana that were previously owned by TWE-A/N and is managed by affiliates of Advance Telecom Holdings Corporation and Newhouse Telecom Holding Corporation. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable or TWE-A/N Subsidiary. As of March 31, 2003, our property, plant, and equipment included $182 million in licenses of fiber capacity pursuant to the capacity license agreements. We capitalize the cost of fiber under the license agreements, and it is included in property, plant, and equipment and amortized over the useful life as depreciation and amortization expense. We reimburse Time Warner Cable and TWE-A/N Subsidiary for facility maintenance and pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our revenue includes services provided to AOL Time Warner and its affiliates totaling $7.7 million for the three months ended March 31, 2003. Our selling, general, and administrative expenses include charges from affiliates of AOL Time Warner and from TWE-A/N Subsidiary for office rent, and from Time Warner Cable for overhead charges for limited administrative functions it performs for us. We also benefit

TIME WARNER TELECOM INC.

from discounts available to AOL Time Warner and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of AOL Time Warner.

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

As part of the revenue recognition process, we evaluate whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billings being disputed by customers. In situations where a dispute is likely, we generally defer recognition until cash is collected. We recognize reciprocal compensation revenue primarily on a cash basis, except in those cases where the payment is under dispute or at risk, in which case we defer recognition until the outstanding issues are resolved. We utilize the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. As of March 31, 2003, we had deferred recognition of $13.1 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. We pay reciprocal compensation expense to other LECs for local exchange traffic we terminate on their facilities and we recognize these costs as incurred.

Receivables. We are required to estimate the collectability of our receivables. We perform ongoing credit evaluations of our customers’ financial conditions and provide an allowance for doubtful accounts based on the expected collectability of all receivables. We assign a higher risk of collectability to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in greater allowance for doubtful accounts. Our policy is to write off receivables from bankrupt customers for services provided prior to their bankruptcy filing and file pre-petition claims with the bankruptcy courts. We continue to carry post-filing receivable balances when these customers continue service following their bankruptcy filings, but we assign a higher risk of collectability to these accounts and provide for an allowance for doubtful accounts for a large percentage of the outstanding post-bankruptcy receivables. Evaluating the collectability of receivables and establishing the related allowance for doubtful accounts requires considerable management judgment. Our allowance for doubtful accounts is based on the best information available to us and is re-evaluated and adjusted when additional information becomes available. If the financial condition of our customers deteriorates, our bad debt expense and cash collections will be negatively impacted. Our provision for bad debts totaled $4.5 million and $7.3 million for the three months ended March 31, 2003 and 2002, respectively. The allowance for doubtful accounts was $19.6 million and $32.6 million at March 31, 2003 and 2002, respectively.

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

TIME WARNER TELECOM INC.

charge primarily related to the long haul network acquired from GST, and, to a lesser extent, certain local network assets.

Deferred Taxes. Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of deferred tax assets will not be realized, we are required to establish a valuation allowance for the amount of the deferred tax assets that we determine not to be realizable. As of March 31, 2003, we recorded a net deferred tax asset of $58.5 million, net of a valuation allowance of $153.2 million. We have concluded that it is more likely than not that the net deferred tax asset of $58.5 million will be realized because we could utilize tax-planning strategies to realize this amount. However, we believe there may be risks in realizing amounts in excess of the $58.5 million through utilization of available tax planning strategies. Accordingly, we have established a valuation allowance for amounts in excess of $58.5 million. Our treatment of deferred taxes and our tax planning strategies are based on certain assumptions that we believe are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

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

Stock Options. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values. We elected not to adopt SFAS 123 for expense recognition purposes. In April 2003, the FASB announced that it would require fair value accounting for stock options in the future, likely beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined. While the impact of adopting the expense provisions of SFAS 123 would be material to our results of operations, as disclosed in footnote 1 to the Consolidated and Condensed Financial Statements included herein, we cannot predict the impact that a new standard would have on our results of operations. We do not anticipate that such a change would have a cash impact on us.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

TIME WARNER TELECOM INC.

	Three Months Ended March 31,
	2003		2002
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue(1):
Dedicated transport services	$86,512	52%	94,786	56%
Switched services	39,891	24	36,745	22
Data and Internet services	24,304	15	20,424	12
Intercarrier compensation	14,306	9	16,764	10

	165,013	100	168,719	100

Costs and expenses(2):
Operating (exclusive of depreciation and amortization shown separtely below)	66,367	40	73,355	43
Selling, general, and administrative	49,980	30	56,731	34
Depreciation, amortization, and accretion	54,110	33	57,334	34

Total costs and expenses	170,457	103	187,420	111

Operating loss	(5,444)	(3)	(18,701)	(11)
Interest expense	(26,340)	(16)	(25,755)	(15)
Interest income	1,625	1	1,477	1

Net loss before income taxes	(30,159)	(18)	(42,979)	(25)
Income tax expense	225	0	150	0

Loss before cumulative effect of change in accounting principle	(30,384)	(18)	(43,129)	(26)
Cumulative effect of change in accounting principle	(2,965)	(2)	—	—

Net loss	$(33,349)	(20)%	(43,129)	(26)%

Basic and diluted loss per share	$(0.29)		$(0.38)

Weighted average shares outstanding, basic and diluted	114,928		114,735
EBITDA(1)(2)(3)	$48,666	29%	38,633	23%
Net cash provided by (used in) operating activities	10,183		(31,392)
Net cash used in investing activities	(22,373)		(27,908)
Net cash used in financing activities	(6,442)		(660)

(1)	Includes revenue resulting from transactions with affiliates of $7.7 million and $8.6 million for the three months ended March 31, 2003 and 2002, respectively.
(2)	Includes expenses resulting from transactions with affiliates of $1.2 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.
(3)	“EBITDA” is defined as operating income (loss) before depreciation, amortization, and accretion expense. The reconciliation between operating loss and EBITDA is as follows:

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
Operating loss	$(5,444)	(18,701)
Depreciation, amortization, and accretion	54,110	57,334

EBITDA	$48,666	38,633

TIME WARNER TELECOM INC.

EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9 3/4% Senior Notes, the 101/8% Senior Notes, and our secured revolving credit facility. The definition of EBITDA under our credit facility differs from the definition of EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. The actual calculated amounts of EBITDA were the same for both purposes during the periods presented in the table. See “Liquidity and Capital Resources—Financing.” EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue. Total revenue decreased $3.7 million, or 2%, to $165.0 million for the three months ended March 31, 2003, from $168.7 million for the comparable period in 2002. Revenue from the provision of dedicated transport services decreased $8.3 million, or 9%, to $86.5 million for the three months ended March 31, 2003, from $94.8 million for the comparable period of 2002. The decrease in dedicated transport revenue resulted primarily from customer disconnections, including disconnection of services provided to WorldCom. Switched services revenue increased $3.1 million, or 9%, to $39.8 million for the three months ended March 31, 2003, from $36.7 million for the comparable period in 2002. The increase primarily resulted from the settlement of a customer dispute.

Data and Internet services revenue increased $3.9 million, or 19%, to $24.3 million for the three months ended March 31, 2003, from $20.4 million for the comparable period in 2002. The increase primarily resulted from an increase in demand for Internet services and the availability of new data products, somewhat offset by disconnection of data and Internet services provided to WorldCom.

Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $2.5 million, or 15%, to $14.3 million for the three months ended March 31, 2003, from $16.8 million for the comparable period in 2002. The decrease in intercarrier compensation revenue primarily reflects a reduction in rates resulting from FCC orders and contractual decreases. We expect that intercarrier compensation revenue will continue to decline as mandated rate decreases are phased in through mid-2004.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to the ILECs, other competitors, and long distance carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $7.0 million, or 10%, to $66.4 million for the three months ended March 31, 2003, from $73.4 million for the comparable period in 2002. The decrease in operating expenses is primarily due to a reduction in third party network costs, including a reduction in costs related to our IP network. Operating expenses represented 40% and 43% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $6.7 million, or 12%, to $50.0 million for the three months ended March 31, 2003, from $56.7 million for the comparable period in 2002. Selling, general, and administrative expenses were 30% and 34% of revenue for the three-months ended March 31, 2003 and 2002, respectively. The decrease in selling, general, and administrative expenses primarily results from a decrease in employee costs due to workforce reductions in the second and third

TIME WARNER TELECOM INC.

quarters of 2002. To a lesser extent, the decrease is also due to a reduction in bad debt expense. Bad debt expense represented 3% and 4% of total revenue for the three months ended March 31, 2003 and 2002, respectively. The reduction in bad debt expense reflects improved collection of receivables and a decrease in the number of customers filing for bankruptcy or experiencing other financial difficulties.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $3.2 million, to $54.1 million for the three months ended March 31, 2003, from $57.3 million for the comparable period in 2002. The decrease is primarily the result of a $213 million asset impairment we recorded in the fourth quarter of 2002. This impairment charge reduced the book value of our property, plant, and equipment, thereby reducing the level of our depreciation expense.

Operating Loss and EBITDA. Operating loss improved from $18.7 million for the three months ended March 31, 2002 to $5.4 million for the three months ended March 31, 2003. This improvement reflects a $3.2 million decrease in depreciation, amortization, and accretion expense, and a $10.1 million improvement in EBITDA. EBITDA increased 26% to $48.7 million for the three months ended March 31, 2003, from $38.6 million for the comparable period in 2002. EBITDA was 29% of total revenue for the three months ended March 31, 2003 compared to 23% of total revenue for the comparable period in 2002. The improvement in EBITDA is primarily the result of efficiencies realized as we implemented cost reduction measures during 2002, including reductions in headcount and reductions in third party network costs. Our EBITDA is calculated by excluding the non-cash impacts of depreciation, amortization, and accretion from operating income or loss, as follows:

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
Operating loss	$(5,444)	(18,701)
Depreciation, amortization, and accretion	54,110	57,334

EBITDA	$48,666	38,633

We believe that EBITDA trends are a valuable indication of whether our operations are able to produce operating cash flows to fund working capital needs, to service debt obligations, and to fund capital expenditures. The funds depicted by EBITDA are currently used for these purposes. EBITDA is not a measure of performance under generally accepted accounting principles (“GAAP”) and should not be considered a substitute for a measure of performance prepared in accordance with GAAP.

Interest Expense. Interest expense increased $587,000 to $26.3 million for the three months ended March 31, 2003, from $25.8 million for the comparable period in 2002. The increase in interest expense primarily reflects the increase in the amounts outstanding under our Credit Facility from $250 million at March 31, 2002 to $414 million at March 31, 2003.

Interest Income. Interest income increased $0.1 million to $1.6 million for the three months ended March 31, 2003, from $1.5 million for the comparable period in 2002. The increase is related to the additional funding of $170 million drawn during the fourth quarter of 2002.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. We have asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Estimating these obligations requires considerable management judgment to estimate retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in the assumptions underlying these estimates based on future information could result in adjustments to

TIME WARNER TELECOM INC.

estimated liabilities. In conjunction with the adoption of SFAS 143, we recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods.

Net Loss. Net loss decreased $9.8 million to a loss of $33.3 million for the three months ended March 31, 2003, from a net loss of $43.1 million for the comparable period in 2002. The change primarily resulted from a $13.3 million decrease in operating losses primarily due to decreased employee costs, payments to other carriers, and bad debt expense.

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

Operations. Cash provided by operating activities was $10.2 million for the three months ended March 31, 2003, compared to cash used in operating activities of $31.4 million for the comparable period in 2002. This increase in cash provided by operating activities relates to changes in working capital accounts, including accounts payable and accounts receivable. The change in working capital during the first quarter of 2002 was the result of current liabilities for general operations in 2001 that were paid in early 2002, along with a slowdown in spending in early 2002, which resulted in a reduction in accounts payable. The improvement in cash from operations in 2003 compared to the comparable period in 2002 also reflects an improvement in cash collections of receivables and the improvements in operating loss and EBITDA discussed previously.

Investing. Cash used in investing activities was $22.4 million for the three months ended March 31, 2003 compared to $27.9 million for the comparable period in 2002. Capital expenditures for the three months ended March 31, 2003, totaled $22.4 million. In fiscal year 2002, our capital expenditures totaled $105 million and were limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, capital items related to infrastructure maintenance, and upgrades and enhancements to its back office systems. In 2003, we plan to increase network investments in existing markets and anticipate that 2003 capital expenditures will be approximately $200 million. We have increased our operating efficiencies by pursuing a disciplined approach to capital expenditures. Our capital expenditure program requires that, prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return.

Financing. Net cash used in financing activities for the three months ended March 31, 2003 was $6.4 million, and was primarily related to the payment of principal under the Credit Facility. For the three months ended March 31, 2002, net cash used in financing activities totaled $660,000 and was primarily related to the payment of capital lease obligations.

In December 2000, we entered into a $1 billion amended and restated senior secured revolving credit facility (the “Credit Facility”). In October 2002, we and our lenders further amended the Credit Facility and reduced the total commitments of the lenders from $1 billion to $800 million. Significant terms and components of the amended Credit Facility are as follows:

•	A $475 million senior secured revolving credit facility was reduced to $380 million. This credit facility decreases to $361 million on December 31, 2004, $304 million on December 31, 2005,

TIME WARNER TELECOM INC.

and $190 million on December 31, 2006, with a final maturity of December 31, 2007. Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%. As of March 31, 2003, no amounts were outstanding under this facility.

•	A $250 million term loan B was reduced to $200 million. Amortization of principal began March 31, 2003 and continues quarterly until March 31, 2008. For the three months ended March 31, 2003, we made principal payments of $500,000. Interest is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.4% on March 31, 2003, and is payable at least quarterly.

•	A $275 million senior delayed draw loan facility was reduced to $220 million. Amortization of principal began March 31, 2003 and continues quarterly until December 31, 2007. For the three months ended March 31, 2003, we made principal payments of $5.5 million. Interest is computed based on a specified Eurodollar rate plus a margin, which totaled 3.15% on March 31, 2003 and is payable at least quarterly.

At the time of the amendment, we increased our borrowings under the Credit Facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003, and repaying $50 million of the $250 million term loan B.

The $400 million principal amount of 9¾% Senior Notes that we issued in July 1998 are our unsecured, unsubordinated obligations. Interest on the 9¾% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the 9¾% Senior Notes are approximately $39 million. The 9¾% Senior Notes are due on July 15, 2008.

The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are our unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011.

The 9¾% Senior Notes and the 10 1/8% Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and Credit Facility as of March 31, 2003. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide the reader a basic overview.

TIME WARNER TELECOM INC.

We expect that the $488 million in cash, cash equivalents, and marketable debt securities at March 31, 2003, and borrowings under the amended $800 million Credit Facility, along with internally generated funds, will provide us sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business as currently planned and to service our current and future debt. We agreed in the amendment to the Credit Facility not to access the revolving facility until January 2004. For the 12 months thereafter, we agreed to limit borrowings under the revolving facility to no more than $200 million and to limit such borrowings in that year to no more than $100 million in any three-month period. We do not anticipate that those limitations will adversely affect our liquidity. Our ability to draw down upon the available commitments under our Credit Facility is subject to compliance with all of the financial and other covenants contained in the credit agreement and our continued ability to make certain representations and warranties. These representations include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we believe that we presently meet all of the conditions to making further draws under the Credit Facility, factors beyond our control could cause us to fail to meet these conditions in the future.

Our Credit Facility contains certain financial covenants, including leverage and interest coverage ratios. These ratios are primarily derived from EBITDA and debt levels and are summarized in the table below. As of March 31, 2003, we were in compliance with all of the covenants under the Credit Facility and our other debt agreements.

TIME WARNER TELECOM INC.

Performance Requirements
Ratio(1)	Calculation(2)	Period(3)	Ratio
less than:
Senior Leverage Ratio	Consolidated total debt less senior notes and cash in excess of $50 million, divided by annualized EBITDA (4) for the most recent quarter	01/01/03 - thereafter	3.00 to 1.0

less than:
Consolidated Leverage Ratio	Consolidated total debt less cash in excess of $50 million, divided by annualized EBITDA for the most recent quarter	04/01/03 - 09/30/03 10/01/03 - 12/31/03 01/01/04 - 03/31/04 04/01/04 - 06/30/04 07/01/04 - 09/30/04 10/01/04 - 03/31/05 04/01/05 - 06/30/05 07/01/05 - thereafter	6.75 to 1.0 6.50 to 1.0 6.25 to 1.0 6.00 to 1.0 5.75 to 1.0 5.50 to 1.0 5.25 to 1.0 5.00 to 1.0

greater than:
Consolidated Interest Coverage Ratio	Consolidated EBITDA for the most recent four quarters divided by consolidated interest expense for the most recent four quarters	10/01/02 - 06/30/03 07/01/03 - 03/31/04 04/01/04 - 03/31/05 04/01/05 - 09/30/05 10/01/05 - thereafter	1.10 to 1.0 1.25 to 1.0 1.50 to 1.0 1.75 to 1.0 2.00 to 1.0

greater than:
Consolidated Debt Service Coverage Ratio

Consolidated EBITDA for the most recent four quarters divided by the sum of consolidated interest expense for the most recent four quarters plus scheduled principal payments on debt and capital leases for the following four quarters.

		10/01/04 - 12/31/04 01/01/05 - thereafter	1.40 to 1.0 1.50 to 1.0

(1)	As defined in the credit agreement. The credit agreement is filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 and the amendment is filed as Exhibit 10.1 to our current report on Form 8-K dated October 29, 2002.
(2)	The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.
(3)	As measured on the last day of a fiscal quarter.
(4)	EBITDA is defined in the credit agreement, as amended, as consolidated net income for the period plus income tax expense, interest expense, depreciation and amortization expense, and non-recurring non-cash losses and non-cash impairment charges (subject to certain limits) minus interest income and any extraordinary gains. This definition may result in a different calculation of EBITDA during quarters where there are non-recurring gains and losses than our definition of EBITDA appearing under “Results of Operations” and discussed elsewhere in this report.

A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause us to fail to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with these covenants, factors outside our control, including deterioration of the economy, an acceleration of customer disconnects, or a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, could cause us to fail to meet these covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above without adequate reductions in capital expenditures, we would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity. These measures could include additional reductions in certain discretionary expenditures such as training, travel, and employee benefits, reductions in headcount, or shutting down less profitable operations.

The Credit Facility also limits our ability to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures. In addition, the Credit Facility includes cross default provisions

TIME WARNER TELECOM INC.

under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as the 9 3/4% Senior Notes or the 10 1/8% Senior Notes. Failure to meet these covenants would preclude us from drawing funds under the Credit Facility unless the lenders agree to further modify the covenants and could potentially cause an acceleration of the repayment schedule. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. In the event that our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Any additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. Our Class B stockholders are under no obligation to make any additional investments in us or to provide guaranties for debt financing by banks or other financing sources.

We are aware that our outstanding 9 3/4% Senior Notes and 10 1/8% Senior Notes are currently trading at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

Commitments. Our long-term commitments have not materially changed from those disclosed in our filing on Form 10-K for the year ended December 31, 2002.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements.

The following table provides information at March 31, 2003 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2003 Maturities
(dollar amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$259,766
Weighted average interest rate	1.3%
Corporate and municipal debt securities	$186,893
Weighted average interest rate	1.0%

At March 31, 2003, the fair values of our fixed rate 9 3/4% Senior Notes due 2008 and our fixed rate 10 1/8% Senior Notes due 2011 were approximately $332 million each, as compared to a carrying value of $400 million each on the same date. These notes have not been listed on any securities exchange or inter-dealer

TIME WARNER TELECOM INC.

automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Interest on amounts drawn under the $800 million Credit Facility varies based on a specific Eurodollar rate. Based on the $414 million outstanding balance as of March 31, 2003, a one-percent change in the applicable rate would change the amount of interest paid by $4.1 million for 2003.

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1. Legal Proceedings

We have no material legal proceedings pending.

Item	6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: May 14, 2003	By:	/s/ JILL R. STUART
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

Date:  May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

By:	/s/ DAVID J. RAYNER
David J. Rayner Sr. Vice President and Chief Financial Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

99.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.