Form 10-Q
period 2003-06-30
TIME WARNER TELECOM INC
filed 2003-08-13
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of July 31, 2003 was:

Time Warner Telecom Inc. Class A common stock — 48,994,859 shares
Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)
	(amounts in thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$437,946	506,460
Marketable debt securities	67,291	—
Receivables, less allowances of $16,677 and $21,946, respectively (a)	44,123	59,989
Prepaid expenses	11,421	11,056
Deferred income taxes	24,908	21,961

Total current assets	585,689	599,466

Property, plant, and equipment	2,149,646	2,103,717
Less accumulated depreciation	(750,331)	(647,826)

	1,399,315	1,455,891

Deferred income taxes	33,070	36,880
Goodwill, net of accumulated amortization	26,773	26,773
Other assets, net of accumulated amortization (note 1)	30,147	30,246

Total assets	$2,074,994	2,149,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$32,863	39,194
Deferred revenue	41,607	42,659
Current portion debt and capital lease obligations (note 2)	31,864	26,005
Accrued franchise, tax, and other fees	71,942	72,018
Other current liabilities	179,840	178,115

Total current liabilities	358,116	357,991

Long-term debt and capital lease obligations, less current portion (note 2)	1,185,641	1,206,030
Other long-term liabilities	6,206	—
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 48,994,018 and 48,990,768 shares issued and outstanding in 2003 and 2002, respectively	490	489
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2003 and 2002	659	659
Additional paid-in capital	1,168,556	1,167,765
Accumulated other comprehensive loss, net of taxes	1,743	389
Accumulated deficit	(646,417)	(584,067)

Total stockholders’ equity	525,031	585,235

Total liabilities and stockholders’ equity	$2,074,994	2,149,256

(a) Includes receivables resulting from transactions with affiliates (note 3)	$3,164	5,840

(b) Includes payables resulting from transactions with affiliates (note 3)	$5,955	5,599

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$88,842	92,828	$175,354	187,614
Switched services	36,433	37,184	76,324	73,929
Data and Internet services	24,131	21,924	48,435	42,348
Intercarrier compensation	13,366	32,640	27,672	49,404

Total revenue	162,772	184,576	327,785	353,295

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	65,463	72,812	131,830	146,167
Selling, general, and administrative	47,152	58,686	97,132	115,417
Depreciation, amortization, and accretion	54,358	57,172	108,468	114,506

Total costs and expenses	166,973	188,670	337,430	376,090

Operating loss	(4,201)	(4,094)	(9,645)	(22,795)
Interest expense	(26,272)	(25,920)	(52,612)	(51,675)
Interest income	1,697	1,323	3,322	2,800
Investment losses, net	—	(1,957)	—	(1,957)

Net loss before income taxes and cumulative effect of change in accounting principle	(28,776)	(30,648)	(58,935)	(73,627)
Income tax expense	225	150	450	300

Net loss before cumulative effect of change in accounting principle	(29,001)	(30,798)	(59,385)	(73,927)
Cumulative effect of change in accounting principle (note 1)	—	—	2,965	—

Net loss	$(29,001)	(30,798)	$(62,350)	(73,927)

Amounts per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.25)	(0.27)	$(0.52)	(0.65)
Cumulative effect of change in accounting principle (note 1)	—	—	(0.02)	—

Net loss	$(0.25)	(0.27)	$(0.54)	(0.65)

Weighted average shares outstanding, basic and diluted	114,930	114,753	114,929	114,744

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$7,668	7,294	$15,354	15,861

Operating expenses	$950	744	$1,780	1,484

Selling, general, and administrative	$514	403	$915	794

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,350)	(73,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	108,468	114,506
Cumulative effect of change in accounting principle	2,965	—
Investment losses, net	—	1,957
Stock-based compensation	784	810
Amortization of deferred debt issue costs	2,258	2,294
Changes in operating assets and liabilities:
Receivables and prepaid expenses	15,381	2,871
Accounts payable, deferred revenue, and other current liabilities	(5,086)	(37,879)
Accrued reorganization	(135)	(2,102)

Net cash provided by operating activities	62,285	8,530

Cash flows from investing activities:
Capital expenditures	(50,258)	(66,991)
Purchases of marketable securities	(113,461)	(8,606)
Proceeds from maturities of marketable securities	46,170	20,500

Net cash used in investing activities	(117,549)	(55,097)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	8	145
Net proceeds from issuance of common stock in connection with employee stock purchase plan	—	90
Payment of capital lease obligations	(1,258)	(2,191)
Payment of debt obligations	(12,000)	—

Net cash used in financing activities	(13,250)	(1,956)

Decrease in cash and cash equivalents	(68,514)	(48,523)
Cash and cash equivalents at beginning of period	506,460	365,600

Cash and cash equivalents at end of period	$437,946	317,077

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,667	50,376

Cash paid for income taxes	$961	391

Cancellation of a capital lease obligation	$3,669	—

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2003
(Unaudited)

	Common Stock					Accumulated other comprehensive income, net of taxes

	Class A		Class B		Additional paid-in capital			Total stockholders’ equity
							Accumulated deficit
	Shares	Amount	Shares	Amount

	(amounts in thousands)
Balance at January 1, 2003	48,991	$489	65,937	$659	1,167,765	389	(584,067)	585,235
Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	1,354	—	1,354
Net loss	—	—	—	—	—	—	(62,350)	(62,350)

Comprehensive loss								(60,996)

Shares issued for cash in connection with the exercise of stock options	3	1	—	—	7	—	—	8
Stock based compensation	—	—	—	—	784	—	—	784

Balance at June 30, 2003	48,994	$490	65,937	$659	1,168,556	1,743	(646,417)	525,031

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

June 30, 2003
(unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

               Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers in 44 metropolitan markets in the United States.  The Company delivers broadband data, dedicated Internet access, and local and long distance voice services.  The Company’s customers are principally telecommunications-intensive business end-users, long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), educational institutions, and governmental entities.

               The Company has two classes of common stock outstanding, Class A common stock and Class B common stock.  Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share.  Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.  The Class B common stock is collectively owned by subsidiaries of AOL Time Warner Inc. (“AOL Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”).  Holders of Class A common stock and Class B common stock generally vote together as a single class.  However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class.  As of June 30, 2003, the Class B stockholders held approximately 93% of the combined voting power of the outstanding common stock.

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

Basis of Consolidation

               The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”).  Significant intercompany accounts and transactions have been eliminated.  Significant accounts and transactions with AOL Time Warner and its affiliates and Advance/Newhouse and its affiliates are disclosed as related party transactions.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Investments

               Marketable equity securities held by the Company are classified as available-for-sale.  Accordingly, these securities are included in other assets at fair value.  Unrealized holding gains and losses on securities classified as available-for-sale are carried, net of taxes, as a component of accumulated other comprehensive income in stockholders’ equity.  Other equity investments that are not considered marketable securities and in which the Company’s ownership interest is less than 20% are generally carried at the lower of cost or net realizable value.  Realized gains and losses are determined on a specific identification basis.

               At June 30, 2003, the fair value of the Company’s available-for-sale securities totaled $3.3 million, and the aggregate unrealized holding gain, net of tax, on these securities was $1.7 million.  The change in the unrealized holding gain for available-for-sale securities was $1.4 million for the six months ended June 30, 2003.  During the six months ended June 30, 2002, the Company recognized a net loss of $2.0 million on investments.  The net loss included a $1.4 million loss related to a marketable security whose decline in value was not temporary in nature and a $1.0 million impairment on an equity investment in a non-public company that is not considered a marketable security.  These losses were partially offset by a $400,000 gain on the exchange of shares in a privately held company for shares in a publicly held company.

               At June 30, 2003, the Company held $67.3 million of marketable debt securities which are classified as held to maturity investments and are carried at amortized cost.  These securities primarily consist of discount notes and commercial paper that have a holding period of greater than 90 days.  The estimated fair value of these securities is not materially different from the amortized cost.

Revenue

               The Company’s revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services.  The Company’s customers are principally telecommunications-intensive business end users, long distance carriers, ISPs, wireless communications companies, ILECs, CLECs, educational institutions, and governmental entities.

               Revenue for dedicated transport, data, Internet, and the majority of switched services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided.  Revenue for the majority of switched access services and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements.  The transactional elements of switched services are billed in arrears, and estimates are used to recognize revenue in the period earned.

               The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billings being disputed by customers.  In situations where a dispute is likely, recognition of revenue is deferred until cash is collected.  Reciprocal compensation is a component of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated by other LECs and terminated on the Company’s facilities.  The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved.  As of June 30, 2003 and December 31, 2002, the Company had deferred recognition of $13.1 million and

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

$12.8 million, respectively, in reciprocal compensation revenue for payments received associated with the pending disputes.

Receivables

               The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables.  In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk.  A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts.  Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts.  If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted.  The allowance for doubtful accounts was $16.7 million and $21.9 million at June 30, 2003 and December 31, 2002, respectively.

Significant Customers

               The Company has substantial business relationships with a few large customers, including major long distance carriers.  The Company’s top 10 customers accounted for 39% and 47% of the Company’s consolidated revenue for the six months ended June 30, 2003 and 2002, respectively.  WorldCom, Inc. (“WorldCom”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 8% and 12% of the Company’s total revenue for the six months ended June 30, 2003 and 2002, respectively.  No customer accounted for 10% or more of total revenue in the six months ended June 30, 2003.  WorldCom was the only customer that accounted for 10% or more of total revenue for the six months ended June 30, 2002.

Income Taxes

               As of June 30, 2003, the Company has recorded a deferred tax asset of $58.0 million, net of a valuation allowance of $163.9 million.  The Company has concluded that it is more likely than not that the net deferred tax asset of $58.0 million will be realized because the Company could utilize tax-planning strategies to realize this amount.  However, the Company believes there may be risks in realizing amounts in excess of the $58.0 million through utilization of available tax planning strategies.  Accordingly, the Company has established a valuation allowance for amounts in excess of $58.0 million.

Asset Retirement Obligations

               Effective January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life.  The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems.  Considerable management judgment is required in estimating these obligations.  Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced.  Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

               In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

have been recorded had SFAS 143 been in effect in earlier periods.  The asset retirement obligation increased from $5.9 million as of January 1, 2003 to $6.2 million as of June 30, 2003 due to the accretion of the liability.  The pro forma effects of the application of SFAS 143 as if the statement had been in effect in earlier periods are presented below:

	Six Months Ended June 30,

	2003	2002

	(amounts in thousands)
Actual loss, as reported	$(62,350)	(73,927)
Add back cumulative effect of change in accounting principle	$2,965	—
Less depreciation and accretion expense	$—	(257)

Pro forma loss	$(59,385)	(74,184)

Pro forma loss per share	$(0.52)	(0.65)

The pro forma asset retirement obligation liability balances as if SFAS 143 had been in effect in 2002, are as follows:

Six Months Ended June 30, 2002

Pro forma liability at beginning of period	$5,409
Pro forma liability at end of period	$5,566

Segment Reporting

               As of June 30, 2003, the Company operated in 44 metropolitan markets.  The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations.  Each of the service areas offers similar products and services, has similar customers and networks, is subject to the same type of regulation, and is managed directly by the Company’s executives.  As such, the Company has aggregated its service areas into one line of business for financial reporting purposes.

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

               Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.6% in each of the six months ended June 30, 2003 and 2002; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.23 and 1.26 for the six months ended June 30, 2003 and 2002, respectively; and a weighted-average expected life of the options of five years during each period.

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

               The weighted-average fair value of options granted for the six months ended June 30, 2003 and 2002 was $3.05 and $4.88, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net loss and pro forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Net loss	$(29,001)	(30,798)	$(62,350)	(73,927)
Add back expense calculated under APB 25	132	132	263	263
Less expense calculated under SFAS 123	(15,157)	(18,532)	(30,447)	(37,125)

Pro forma net loss	(44,026)	(49,198)	(92,534)	(110,789)

Pro forma basic and diluted loss per share	$(0.38)	(0.43)	$(0.81)	(0.97)

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	June 30, 2003	December 31, 2002

	(amounts in thousands)
9¾% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Credit facility	408,000	420,000
Capital lease obligations	9,505	12,035

	$1,217,505	1,232,035
Less current portion of debt and capital lease obligations	(31,864)	(26,005)

	$1,185,641	1,206,030

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

               The $400 million principal amount 9¾% Senior Notes due July 2008 (the “9¾% Senior Notes”) are unsecured, unsubordinated obligations of the Company.  Interest on the 9¾% Senior Notes is payable semi-annually on January 15 and July 15.  Interest expense, including amortization of deferred debt issue costs, relating to the 9¾% Senior Notes totaled approximately $20.1 million in each of the six-month periods ended June 30, 2003, and 2002.  At June 30, 2003, the estimated fair market value of the $400 million of 9¾% Senior Notes was approximately $389 million.

               The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company.  Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1.  Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $20.5 million and $20.8 million for the six months ended June 30, 2003 and 2002, respectively.  At June 30, 2003, the estimated fair market value of the $400 million of 10 1/8% Senior Notes was approximately $389 million.

               Neither the 9¾% Notes nor the 10 1/8% Notes have been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks.  While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on the volume traded by any given investment bank.

               The 9 ¾% Senior Notes and the 10 1/8% Senior Notes are governed by indentures that contain certain restrictive covenants.  These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

               In December 2000, the Company entered into an amended and restated credit facility (the “Credit Facility”) providing for an aggregate $1 billion in borrowings.  In October 2002, the Company and its lenders further amended the Credit Facility and reduced the total commitments of the lenders from $1 billion to $800 million.  The amended Credit Facility consists of the following components:

•

A $380 million senior secured revolving credit facility.  This credit facility decreases to $361 million on December 31, 2004, $304 million on December 31, 2005, and $190 million on December 31, 2006, with a final maturity of December 31, 2007.  Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%.  As of June 30, 2003, no amounts were outstanding under this facility.

•

A $200 million term loan B.  Amortization of principal began March 31, 2003 and continues quarterly until March 31, 2008.  Through June 30, 2003, principal payments on this facility totaled $1.0 million.  Interest is computed utilizing a specified Eurodollar rate plus 4.0%, which totaled 5.3% on June 30, 2003, and is payable at least quarterly.  As of June 30, 2003, $199 million was outstanding under this facility.

•

A $220 million senior delayed draw loan facility.  Amortization of principal began March 31, 2003 and continues quarterly until December 31, 2007.  Through June 30, 2003, principal payments on this facility totaled $11.0 million.  Interest is computed based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%, which totaled 3.3% on June 30, 2003 and is payable at least quarterly.  As of June 30, 2003, $209 million was outstanding under this facility.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

               The Company is required to pay commitment fees on a quarterly basis ranging from 0.5 to 1.0% per annum on the undrawn available commitment of the Credit Facility.  Commitment fee expense was $1.4 million for the six months ended June 30, 2003 and has been classified as a component of interest expense in the accompanying consolidated and condensed statements of operations.

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

               The Credit Facility also contains financial covenants, including a leverage ratio, an interest coverage ratio, and a debt service coverage ratio, as well as cross default provisions.  Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, including the 9¾% Senior Notes or the 10 1/8% Senior Notes.  As of June 30, 2003, the Company was in compliance with all covenants under the Credit Facility and other debt agreements.

3.	Related Party Transactions

               In the normal course of business, the Company engages in various transactions with AOL Time Warner and its affiliates, including Time Warner Cable and affiliates of Advance/Newhouse, generally on negotiated terms among the affected units that, in management’s opinion, result in reasonable allocations of joint costs between the parties.

               The Company benefits from its relationship with Time Warner Cable, both through access to local rights-of-way and construction cost-sharing.  The Company has similar arrangements with a subsidiary of the Time Warner Entertainment-Advance/Newhouse partnership (“TWE-A/N”), a partnership owned by affiliates of the Company’s Class B Stockholders.  That subsidiary (“TWE-A/N Subsidiary”) owns certain cable systems in Florida and Indiana that were previously owned by TWE-A/N and is managed by affiliates of Advance/Newhouse.  Twenty-three of the Company’s 44 markets use fiber optic capacity licensed from Time Warner Cable or TWE-A/N Subsidiary.  Under the terms of those agreements, if the Company wishes to license fiber optic capacity in addition to the capacity initially licensed in 1998, the Company must pay Time Warner Cable or TWE-A/N Subsidiary an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee.  Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s.  Pursuant to the licensing arrangements, the Company paid Time Warner Cable $1.1 million and $945,000 for the six months ended June 30, 2003 and 2002, respectively and TWE-A/N Subsidiary $42,000 for the six months ended June 30, 2003.  The Company pays the license fee at the time the network is constructed. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense.  As of June 30, 2003, the Company’s property, plant, and equipment included $182.8 million in licenses of fiber optic capacity pursuant to the agreements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

               Under the licensing arrangements, the Company reimburses Time Warner Cable and TWE-A/N Subsidiary for facility maintenance and pole and conduit rental costs.  The reimbursements to Time Warner Cable aggregated $1.5 million for each of the six month periods ended June 30, 2003 and 2002, respectively, and to TWE-A/N Subsidiary aggregated $232,000 for the six months ended June 30, 2003, and are a component of operating expenses in the consolidated statements of operations.  In certain cases the Company’s operations are co-located with Time Warner Cable’s or TWE-A/N Subsidiary’s facilities and are allocated a charge for various overhead expenses.  Under the terms of leases and subleases for these facilities, allocations for rent payable to Time Warner Cable or TWE-A/N Subsidiary are typically based on square footage and allocations for utility charges are based on actual usage.  Such charges from Time Warner Cable aggregated $910,000 and $794,000 for the six months ended June 30, 2003 and 2002, respectively, and from TWE-A/N Subsidiary aggregated $5,000 for the six months ended June 30, 2003, and are a component of selling, general, and administrative expenses in the consolidated and condensed statements of operations.  The rates charged by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company is not co-located with Time Warner Cable or TWE-A/N Subsidiary.

               AOL Time Warner and its affiliates and TWE-A/N Subsidiary also purchase services from the Company.  Revenue from AOL Time Warner and its affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $15.3 million and $15.9 million for the six months ended June 30, 2003 and 2002, respectively.  Revenue from TWE-A/N Subsidiary totaled $90,000 for the six months ended June 30, 2003.

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

Overview

               We are a leading fiber facilities-based provider of metropolitan and regional optical broadband networks and services to business customers.  We deliver broadband data, dedicated Internet access, and local and long distance voice services.  As of June 30, 2003, we served customers in 44 metropolitan areas in 22 states in the United States.

               Time Warner Cable began our business in 1993.  In May 1999, our predecessor limited liability company was reconstituted as a Delaware corporation under the name Time Warner Telecom Inc. and the outstanding limited liability company interests were converted into common stock of the newly formed corporation.  In May 1999, we completed our initial public offering of 20,700,000 shares of Class A common stock at a price of $14 per share.

               Time Warner Telecom has two classes of common stock outstanding, Class A common stock and Class B common stock.  Holders of Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share.  Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.  The Class B common stock is collectively owned by subsidiaries of AOL Time Warner and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation.  Holders of Class A common stock and Class B common stock generally vote together as a single class.  However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class.  As of June 30, 2003, the Class B stockholders held approximately 93% of the combined voting power of the outstanding common stock.

TIME WARNER TELECOM INC.

               Since 1997, our business has changed substantially to an exclusive focus on business customers, including carriers and governmental entities, and an expansion into switched and data services and geographic areas beyond the Time Warner Cable footprint.  From our inception through 2001, we constructed networks in 29 markets.  In January 2001, we expanded our geographic coverage by acquiring substantially all of the assets of GST Telecommunications, Inc. (“GST”), which added networks in 15 western markets.  We operate in metropolitan areas that have high concentrations of medium- and large-sized businesses.  Our customers are telecommunications-intensive businesses, long distance carriers, Internet service providers (“ISPs”), incumbent local exchange carriers (“ILECs”), wireless communications companies, competitive local exchange carriers (“CLECs”), educational institutions, and governmental agencies.  Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services.

               As of June 30, 2003, our networks spanned 17,864 route miles and contained 874,427 fiber miles.  We offered service to 13,764 buildings served entirely by our facilities (on-net) or through the use of another carrier’s facilities to provide a portion of the link (off-net) in 22 states.  We continue to expand our footprint within our existing markets by connecting our network into additional buildings.  We have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease and we provide on-net inter-city switched services that provide customers a virtual presence in a remote city.

               We plan to expand our revenue base by increasing customer and building penetration and using available network capacity in our existing markets rather than through geographic expansion into additional markets.  To further this strategy, in early 2003, we launched several initiatives including increasing our sales force, engaging in joint marketing activities with providers of complementary products or services, launching new data and Internet protocol (“IP”) products to attract more end-user (non-carrier) customers, and increasing investment in existing markets.  By adding buildings to our fiber network our sales force will have access to a growing base of customers.  We plan to leverage the network, not only by selling existing products and services to a growing customer base, but also by developing and expanding our offerings to meet customers’ growing and changing needs and to attract new customers.  We have developed expertise related to IP and Ethernet-based products and have launched several of these products throughout our markets.

               We increased our annual revenue from $55.4 million in 1997 to $737.7 million in 2001.  In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue growth.  Our revenue decreased 6% in 2002, to $695.6 million from 2001 and dropped 7% in the first six months of 2003, to $327.8 million as compared to the first six months of 2002.  The decline in revenue results from a decrease in intercarrier compensation, which is more fully explained under “Results of Operations” later in this section, and from customer disconnects, including service disconnections by WorldCom, Inc. (“WorldCom”) our largest customer, which filed for Chapter 11 bankruptcy protection in July 2002.

               We continue to experience high levels of customer disconnects, including those from WorldCom.  Throughout 2002, we lost monthly revenue of approximately $14 million due to customer disconnects and bankruptcies; however, we were able to replace most of this revenue with new sales.  Disconnects in the first six months of 2003 resulted in the loss of $6.8 million in monthly revenue, including $2.6 million related to WorldCom.  Disconnects in the first six months of 2002 totaled $7.0 million in monthly revenue, including approximately $0.3 million from WorldCom.  Approximately $11.9 million of revenue in the second quarter of 2003 was from WorldCom, as compared to approximately $14.8 million in the prior quarter, and $20.9 million in the second quarter of last year.  We expect an additional decrease in revenue from WorldCom of approximately $4.0 million in the third quarter of 2003.  We may have additional disconnections of service from WorldCom in the future due to changes in WorldCom’s business operations.  We anticipate that other customers, will disconnect services due to network optimization, cost cutting efforts, business contractions, and additional customer bankruptcies or other customer financial difficulties, but we cannot predict the total impact on revenue from these disconnects.  In the second quarter of 2003 we generated approximately $14 million less in revenue from carrier and ISP customers, excluding intercarrier compensation, as compared to the same period of 2002.  However, we have replaced the majority of that revenue with end user revenue.  Despite carrier bankruptcies and business contractions, carrier customers remain an important part of our

TIME WARNER TELECOM INC.

business.  While we expect to realize revenue growth from other sources, there is no assurance that we will be able to replace revenue lost to customer disconnections.

               Our revenue growth and margins may also be challenged by aggressive price-cutting in some of our markets by other CLECs.  In particular, CLECs that are in bankruptcy or are emerging from Chapter 11 bankruptcy under a plan of reorganization may reduce prices in order to increase their short-term revenue, without regard for profitability.

               In an effort to diversify our revenue base and become less reliant on carrier customers, we continue to focus on end user (non-carrier) customers.  To attract end user customers, we have expanded our data and Internet service offerings.  These services include high-speed dedicated Internet access and a broad array of data transmission services that enable customers to create their own internal computer networks and access external networks using Internet and Ethernet protocols.  Revenue from data and Internet services for the six months ended June 30, 2003 grew 14% over the comparable period in 2002.  End user customer revenue, which is a component of our total revenue, represented approximately 44% of our total revenue for the six months ended June 30, 2003, compared to approximately 35% for the comparable period in 2002.

               Customers that have filed for bankruptcy or have experienced other financial difficulties have impacted our bad debt expense over the past two years.  Bad debt expense as a percentage of revenue increased from 3% in 2000 to 5% in 2002.  Due to successful collection efforts and a reduction in receivable write-offs, our bad debt expense during the first six months of 2003 decreased to 2% of revenue as compared to 5% in the first six months of 2002.  We continue to provide services to WorldCom and several other customers in bankruptcy as they restructure their businesses.  Our policy is to write off receivables from these customers for services provided prior to their bankruptcy filing and file pre-petition claims with the bankruptcy courts.  When these customers continue purchasing services from us following their bankruptcy filings, we record post-petition receivables, but we assign a higher risk of collectability to these accounts and provide a correspondingly higher allowance for doubtful accounts.  The improved collections and reduced receivable write-offs experienced this year as compared to last year were the result of added controls, including more stringent credit reviews on new customers and existing customers adding services, collecting deposits on higher risk accounts, and more aggressive collection efforts.  While we have experienced an improvement in bad debt expense in the first six months of 2003, there is no assurance that this trend will continue.

               In response to the impact of the downturn in the telecommunications sector and revenue performance that began in 2001, we have undertaken several cost reduction efforts.  These efforts include the consolidation of our network operations centers in October 2001, resulting in the elimination of approximately 200 positions, and further workforce reductions in April and August 2002 that eliminated approximately 360 positions.  Our combined operating and selling, general, and administrative costs decreased to $229.0 million for the six months ended June 30, 2003, from $261.6 million in the comparable period of 2002.  In addition, we limited our capital spending during 2002 primarily to expenditures related to specific revenue opportunities in existing markets, capital items for infrastructure maintenance, and upgrades to certain back office systems.

               While we believe our cost reduction efforts have been successful in preserving our liquidity, we are also focusing on several initiatives in 2003 aimed at expanding our reach in existing markets and further leveraging our fiber networks.  These initiatives include:

•

Increasing the size of our sales force by 30% to increase sales to local market end user customers.  We increased our sales force by 22% in the first six months of 2003, to a total of 275 account executives from 225 at December 31, 2002.  We believe that adding highly skilled sales expertise will be critical to our future growth.  We expect the incremental, annualized cost of expanding our sales force to be less than $5 million.

•

Increasing network investments in existing markets.  We are expanding our reach in our existing markets by more aggressively exploring network expansion and building entry opportunities.  We initially estimated our 2003 capital expenditures to be approximately

TIME WARNER TELECOM INC.

$200 million.  However, due to the physical logistics of identifying and adding buildings to our networks, a portion of that spending is being delayed into 2004, and we have revised our estimate of 2003 capital expenditures to $150 million.  (See “Liquidity and Capital Resources – Investing” below.)  However, our goal to add more on-net buildings and expand our network reach remains in place.

•

Engaging in joint marketing activities.  We have entered into several co-marketing arrangements with national and regional technology and system-integrator companies to jointly market our services.  We believe that these co-marketing arrangements increase our access to end user customers and enhance our ability to provide a more robust set of solutions to those customers.

•

Launching new products.  We plan to focus on new products that leverage our fiber networks, and will emphasize products and services that support customers’ data and IP initiatives.  Our newest product is a switched native local area network that uses Ethernet switches to allow customers to connect multiple locations in a metropolitan area and provides high bandwidth at a reasonable cost.  We are conducting tests of another new product, IP Centrex, a hosted IP voice service, that will provide business voice services and features without the need for private branch exchange (“PBX”) equipment at the customer’s premises that we believe will be attractive to end user customers.

               Reciprocal compensation is a component of intercarrier compensation revenue that represents compensation from local exchange carrier (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on our facilities.  Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.  A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for traffic bound for ISPs, reduced rates and capped the number of minutes for which ISP-bound traffic can be compensated.  Rates were further reduced in late June 2003 and we expect that our average rate for reciprocal compensation will decrease by approximately 23% in the third quarter of 2003.  As a result, and because of reduced traffic terminating to our ISP customers, we expect further declines in our reciprocal compensation revenue.  Reciprocal compensation represented 4% and 5% of revenue for the six months ended June 30, 2003 and 2002, respectively, excluding the effect of the recognition of $13.9 million in reciprocal compensation settlement revenue in the six months ended June 30, 2002 and 4% and 10% of total revenue.  The settlement amount reflects recognition of previously deferred reciprocal compensation revenue under our revenue recognition policy, resulting from resolution of disputed billings with other LECs.  We provide a percentage of revenue measure, excluding the settlement, to give the investor a better idea of the magnitude of reciprocal compensation revenue related to our ongoing revenue stream.  While we have had reciprocal compensation settlements in prior periods and may have settlements in the future, the timing of those events and the amounts are unpredictable.

               Switched access is also a component of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities.  Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated.  Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges.  Pursuant to the FCC’s order, our rates were reduced and will continue to decline, through June 2004, to parity with the rates of the ILEC in each of our service areas.  In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s.  This order does not affect the rates stipulated in our contracts with certain long distance carriers, although, our contracts with certain carriers provide for access rate reductions in relation to volume commitments.  We experienced mandatory rate decreases in late June 2003 and anticipate that our average rate will decrease by approximately 24% in the third quarter of 2003.  We expect that switched access revenue will continue to decline as a percentage of revenue due to future mandated and contractual rate reductions.  There is no assurance that we will be able to replace reductions in switched access revenue with revenue from other sources.  Switched access revenue represented 4% and 5% of total revenue for the six months ended June 30, 2003 and 2002, respectively.

TIME WARNER TELECOM INC.

               In the normal course of business, we engage in various transactions with affiliates of our Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.  We benefit from our relationship with Time Warner Cable both through access to local rights-of-way and construction cost-sharing.  We have similar arrangements with TWE-A/N Subsidiary.  TWE-A/N Subsidiary owns certain cable systems in Florida and Indiana that were previously owned by Time Warner Entertainment-Advance/Newhouse Partnership, a partnership owned by affiliates of our Class B Stockholders.  TWE-A/N Subsidiary is currently managed by affiliates of Advance Telecom Holdings Corporation and Newhouse Telecom Holding Corporation.  We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable or TWE-A/N Subsidiary.  As of June 30, 2003, our property, plant, and equipment included $182.8 million in licenses of fiber capacity pursuant to the capacity license agreements.  We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment.  These costs are amortized over the useful life as depreciation and amortization expense.  We reimburse Time Warner Cable and TWE-A/N Subsidiary for facility maintenance and pole rental costs on an ongoing basis.  These maintenance and pole rental costs are included in our operating expenses.  We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time.  Our selling, general, and administrative expenses include charges from affiliates of AOL Time Warner and from TWE-A/N Subsidiary for office rent, and from Time Warner Cable for overhead charges for limited administrative functions it performs for us.  We also benefit from discounts available to AOL Time Warner and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of AOL Time Warner.  Our revenue includes services provided to AOL Time Warner and its affiliates and TWE-A/N Subsidiary totaling $15.4 million for the six months ended June 30, 2003.  These sales transactions are also negotiated on an arm’s length basis.

Critical Accounting Policies

               We prepare our financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions.  We believe that, of our significant accounting policies described in Note 1 to the consolidated and condensed financial statements included herein, the following involve a higher degree of judgment and complexity and are therefore considered critical.

               Revenue Recognition.  We generally bill our customers in advance for dedicated transport, data, Internet, and the majority of switched services on a fixed rate basis and recognize the revenue over the period the services are provided.  We generally bill switched access and long distance on a transactional basis determined by customer usage with some fixed rate elements.  We bill the transactional elements of switched services in arrears and use estimates to recognize revenue in the period earned.

               As part of the revenue recognition process, we evaluate whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billings being disputed by customers.  In situations where a dispute is likely, we generally defer recognition until cash is collected.  We recognize reciprocal compensation revenue primarily on a cash basis, except in those cases where the payment is under dispute or at risk, in which case we defer recognition until the outstanding issues are resolved.  We utilize the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delay in payment.  As of June 30, 2003 and December 31, 2002, we had deferred recognition of $13.1 million and $12.8 million, respectively, in reciprocal compensation revenue for payments received associated with pending disputes.

               Receivables.  We are required to estimate the collectability of our receivables.  We perform ongoing credit evaluations of our customers’ financial conditions and provide an allowance for doubtful accounts based on the expected collectability of all receivables.  We assign a higher risk of collectability to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts.  Our policy is to write

TIME WARNER TELECOM INC.

off receivables from bankrupt customers for services provided prior to their bankruptcy filing and file pre-petition claims with the bankruptcy courts.  We continue to carry post-filing receivable balances when these customers continue purchasing services following their bankruptcy filings, but we assign a higher risk of collectability to these accounts and provide a correspondingly greater allowance for doubtful accounts. Evaluating the collectability of receivables and establishing the related allowance for doubtful accounts requires considerable management judgment.  Our allowance for doubtful accounts is based on the best information available to us and is re-evaluated and adjusted when additional information becomes available.  If the financial condition of our customers deteriorates, our bad debt expense and cash collections will be negatively impacted.  Our provision for bad debts totaled $7.8 million and $16.0 million for the six months ended June 30, 2003 and 2002, respectively.  The allowance for doubtful accounts was $16.7 million and $31.1 million at June 30, 2003 and 2002, respectively.

               Impairment of Long-Lived Assets.  We periodically review the carrying amounts of property, plant, and equipment and intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts.  As part of this review, we analyze the projected undiscounted cash flows associated with our property, plant, and equipment and intangible assets.  Considerable management judgment is necessary in establishing the assumptions required to complete these projections.  Although we believe these estimates to be reasonable, actual results could vary significantly from these estimates and our estimates could change based on market conditions.  Variances in results or estimates could result in changes to the carrying value of our assets including, but not limited to, recording additional impairment charges for some of these assets in future periods.  In the fourth quarter of 2002, we recorded a $213 million impairment charge primarily related to the long haul network acquired from GST, and, to a lesser extent, certain local network assets.

               Deferred Taxes.  Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part.  The deferred tax asset primarily represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items.  When it is more likely than not that all or some portion of deferred tax assets will not be realized, we are required to establish a valuation allowance for the amount of the deferred tax assets that we determine not to be realizable.  As of June 30, 2003, we recorded a deferred tax asset of $58.0 million, net of a valuation allowance of $163.9 million.  We have concluded that it is more likely than not that the net deferred tax asset of $58.0 million will be realized because we could utilize tax-planning strategies to realize this amount.  However, we believe there may be risks in realizing amounts in excess of the $58.0 million through utilization of available tax planning strategies.  Accordingly, we have established a valuation allowance for amounts in excess of $58.0 million.  Our treatment of deferred taxes and our tax planning strategies are based on certain assumptions that we believe are reasonable.  However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

               Legal and Other Contingencies.  We are subject to regulatory proceedings, lawsuits, and other claims, including proceedings under laws and government regulations related to rights-of-way, employment matters, customer agreements, and other matters.  We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of individual issues with the assistance of legal and regulatory counsel.  These determinations are often made early in the course of a proceeding when we do not know all of the relevant facts and involve difficult predictions of probable outcomes.  Since these matters are inherently unpredictable, the reserves we establish may prove to be either too high or too low.  Also, the required reserves may change in the future due to new developments in each matter or changes in regulatory rulings.

               Stock Options.  We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our employee stock options.  Under APB 25, because the exercise price of our employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting and Disclosure of Stock-

TIME WARNER TELECOM INC.

Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on estimated fair values.  We elected not to adopt SFAS 123 for expense recognition purposes.  In April 2003, the FASB announced that it would require fair value accounting for stock options in the future, likely beginning in 2005.  However, the methodology to establish fair value for this purpose has not yet been determined.  While the impact of adopting the expense provisions of SFAS 123 would be material to our results of operations, as Note 1 to the Consolidated and Condensed Financial Statements included in this report indicates, we cannot predict the impact that a new standard would have on our results of operations.  We do not anticipate that such a change would have an impact on our cash flows.

Results of Operations

               The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue.  You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts )
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$88,842	55%	92,828	50%	$175,354	53%	187,614	53%
Switched services	36,433	22%	37,184	20%	76,324	23%	73,929	21%
Data and Internet services	24,131	15%	21,924	12%	48,435	15%	42,348	12%
Intercarrier compensation	13,366	8%	32,640	18%	27,672	8%	49,404	14%

	162,772	100%	184,576	100%	327,785	100%	353,295	100%

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	65,463	40%	72,812	39%	131,830	40%	146,167	41%
Selling, general, and administrative	47,152	29%	58,686	32%	97,132	30%	115,417	33%
Depreciation, amortization, and accretion	54,358	33%	57,172	31%	108,468	33%	114,506	32%

Total costs and expenses	166,973	103%	188,670	102%	337,430	103%	376,090	106%

Operating loss	(4,201)	(3)%	(4,094)	(2)%	(9,645)	(3)%	(22,795)	(6)%
Interest expense	(26,272)	(16)%	(25,920)	(14)%	(52,612)	(16)%	(51,675)	(15)%
Interest income	1,697	1%	1,323	1%	3,322	1%	2,800	1%
Investment losses, net	—	—%	(1,957)	(1)%	—	—%	(1,957)	(1)%

Net loss before income taxes and cumulative effect of change in accounting principle	(28,776)	(18)%	(30,648)	(16)%	(58,935)	(18)%	(73,627)	(21)%
Income tax expense	225	—	150	—	450	—	300	—

Loss before cumulative effect of change in accounting principle	(29,001)	(18)%	(30,798)	(16)%	(59,385)	(18)%	(73,927)	(21)%
Cumulative effect of change in accounting principle	—	—	—	—	2,965	—	—	—

Net loss	$(29,001)	(18)	(30,798)	(16)%	$(62,350)	(19)	(73,927)	(21)%

Basic and diluted loss per share	$(0.25)		$(0.27)		$(0.54)		$(0.65)

Weighted average shares outstanding, basic and diluted:	114,930		114,753		114,929		114,744
EBITDA (1)(2)(3)	$50,157	31%	53,078	29%	$98,823	30%	91,711	26%
Net cash provided by operating activities	52,102		39,928		62,285		8,530
Net cash used in investing activities	(95,176)		(27,195)		(117,549)		(55,097)
Net cash used in financing activities	(6,808)		(1,296)		(13,250)		(1,956)

(1)

Includes revenue resulting from transactions with affiliates of $7.7 million and $7.3 million for the three months ended June 30, 2003 and 2002, respectively and $15.4 million and $15.9 million for the six months ended June 30, 2003 and 2002, respectively.

(2)

Includes expenses resulting from transactions with affiliates of $1.5 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively and $2.7 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively.

(3)	“EBITDA” is defined as operating income (loss) before depreciation, amortization, and accretion expense. The reconciliation between net loss and EBITDA is as follows:

TIME WARNER TELECOM INC.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(amounts in thousands)		(amounts in thousands)
Net loss	$(29,001)	(30,798)	$(62,350)	(73,927)
Cumulative effect of change in accounting principle	—	—	2,965	—
Income tax expense	225	150	450	300
Interest expense	26,272	25,920	52,612	51,675
Interest income	(1,697)	(1,323)	(3,322)	(2,800)
Investment losses	—	1,957	—	1,957
Depreciation, amortization, and accretion	54,358	57,172	108,468	114,506

EBITDA	$50,157	53,078	$98,823	91,711

EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles (“GAAP”) in the United States.  Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures.  Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings.  We believe EBITDA trends are a valuable indication of whether our operations are able to produce cash flows to fund working capital needs, service debt obligations, and fund capital expenditures.  We currently use the funds depicted by EBITDA for these purposes.  EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of the 9¾% Senior Notes, the 10 1/8% Senior Notes, and our secured credit facility.  The definition of EBITDA under our credit facility differs from the definition of EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains.  The actual calculated amounts of EBITDA were the same for both purposes during the periods presented in the table.  See “Liquidity and Capital Resources – Financing.”  EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

               Revenue.  Total revenue decreased $21.8 million, or 12%, to $162.8 million for the three months ended June 30, 2003, from $184.6 million for the comparable period in 2002.  Revenue from the provision of dedicated transport services decreased $4.0 million, or 4%, to $88.8 million for the three months ended June 30, 2003, from $92.8 million for the comparable period of 2002.  Switched services revenue decreased $0.8 million, or 2%, to $36.4 million for the three months ended June 30, 2003, from $37.2 million for the comparable period in 2002.  The decreases in dedicated transport revenue and switched services revenue resulted primarily from customer disconnections, including disconnection of certain services provided to WorldCom.

               Data and Internet services revenue increased $2.2 million, or 10%, to $24.1 million for the three months ended June 30, 2003, from $21.9 million for the comparable period in 2002.  The increase primarily resulted from growth in end user customers, their demand for Internet services and the availability of new IP and Ethernet based data products, partially offset by disconnections of certain services by WorldCom.

               Approximately $11.9 million of revenue in the second quarter of 2003 was from WorldCom, as compared to $14.8 million in the first quarter of 2003 and $20.9 million in the second quarter of last year.  The $9.0 million reduction in revenue from WorldCom as compared to the second quarter of last year impacted dedicated services, switched services, and data and Internet revenue by $1.8 million, $2.5 million, and $4.5 million, respectively, with a minor impact on intercarrier compensation.

TIME WARNER TELECOM INC.

               Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $19.3 million, or 59%, to $13.4 million for the three months ended June 30, 2003, from $32.6 million for the comparable period in 2002.  The largest component of the decrease resulted from a reciprocal compensation settlement of $13.9 million in the second quarter of last year and a 29% decrease in intercarrier compensation year-over-year from rate reductions and fewer minutes from ISP customers, including WorldCom.

               Operating Expenses.  Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services.  These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to the ILECs, other competitors, and long distance carriers for facility leases and interconnection.  We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs.  Operating expenses decreased $7.3 million, or 10%, to $65.5 million for the three months ended June 30, 2003, from $72.8 million for the comparable period in 2002.  The decrease in operating expenses is primarily due to a reduction in third party network costs, resulting from efforts to optimize our networks and a decrease in employee costs due to workforce reductions in April and August 2002.  These savings were somewhat offset by increased maintenance costs and lower capitalized labor and overhead expenses due to decreased capital spending.  Operating expenses represented 40% and 39% of total revenue for the three months ended June 30, 2003 and 2002, respectively.

               Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions.  Selling, general, and administrative expenses decreased $11.5 million, or 20%, to $47.2 million for the three months ended June 30, 2003, from $58.7 million for the comparable period in 2002.  Selling, general, and administrative expenses were 29% and 32% of revenue for the threemonths ended June 30, 2003 and 2002, respectively.  The decrease in selling, general, and administrative expenses includes a decrease in bad debt expense, which represented 2% and 5% of total revenue for the three months ended June 30, 2003 and 2002, respectively.  The reduction in bad debt expense reflects improved collection of receivables and a decrease in the number of customers filing for bankruptcy or experiencing other financial difficulties.  To a lesser extent, the reduction in selling, general, and administrative costs is also the result of a decrease in employee costs, due to workforce reductions in April and August 2002, and to decreases in property tax expenses due to favorable property valuation adjustments in several states.

               Depreciation, Amortization, and Accretion Expense.  Depreciation, amortization, and accretion expense decreased $2.8 million, to $54.4 million for the three months ended June 30, 2003, from $57.2 million for the comparable period in 2002.  The decrease is primarily the result of a $213 million asset impairment we recorded in the fourth quarter of 2002.  This impairment charge reduced the book value of our property, plant, and equipment, thereby reducing the level of our depreciation expense.

               Operating Loss and EBITDA.  Operating loss increased from $4.1 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003.  This change reflects a $2.8 million decrease in depreciation, amortization, and accretion expense, offset by a $2.9 million decrease in EBITDA.  EBITDA decreased 6% to $50.2 million for the three months ended June 30, 2003, from $53.1 million for the comparable period in 2002.  EBITDA was 31% of total revenue for the three months ended June 30, 2003 compared to 29% of total revenue for the comparable period in 2002.  Exclusive of the impact of $13.9 million in revenue related to the settlement of a reciprocal compensation dispute in the second quarter of 2002, EBITDA was 23% of revenue for the three months ended June 30, 2002.  We provide the calculation of EBITDA as a percent of revenue excluding the settlement to give the investor a better idea of EBITDA margins related to the Company’s ongoing operations.  This improvement in EBITDA is primarily the result of efficiencies realized as we implemented cost reduction measures during 2002, including reductions in headcount and reductions in third party network costs, and the improvement in bad debt expense.  Our EBITDA is calculated by excluding the non-cash impacts of depreciation, amortization, and accretion from operating income or loss, and is reconciled to net loss in Note 3 of the table under “Results of Operations” above.  We believe that EBITDA trends are a valuable indication of whether our operations are able to produce operating cash flows to fund working capital needs, to service debt obligations, and to fund capital expenditures.  The funds depicted by EBITDA are currently used for these purposes.  EBITDA is not a

TIME WARNER TELECOM INC.

measure of performance under GAAP and should not be considered a substitute for a measure of performance prepared in accordance with GAAP.

               Interest Expense.  Interest expense increased to $26.3 million for the three months ended June 30, 2003, from $25.9 million for the comparable period in 2002.  The increase in interest expense primarily reflects the increase in the amounts outstanding under our credit facility from $250 million at June 30, 2002 to $408 million at June 30, 2003.  Our weighted average interest rate on indebtedness was 8.1% compared to 9.6% in the previous year.

               Interest Income.  Interest income increased to $1.7 million for the three months ended June 30, 2003, from $1.3 million for the comparable period in 2002.  The increase is related to the increase in cash, cash equivalents and marketable securities resulting from the additional funding of $170 million drawn pursuant to our credit facility during the fourth quarter of 2002.

               Net Loss.  Net loss decreased $1.8 million to a loss of $29.0 million for the three months ended June 30, 2003, from a net loss of $30.8 million for the comparable period in 2002.  The change is attributable to improved receivable collections and cost containment efforts, including improved collections and lower bad debt expense, and workforce reductions from April and August 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

               Revenue.  Total revenue decreased $25.5 million, or 7%, to $327.8 million for the six months ended June 30, 2003, from $353.3 million for the comparable period in 2002.  Revenue from the provision of dedicated transport services decreased $12.3 million, or 7%, to $175.4 million for the six months ended June 30, 2003, from $187.6 million for the comparable period of 2002.  The decrease in dedicated transport revenue resulted primarily from customer disconnections, including disconnection of services provided to WorldCom.  Switched services revenue increased $2.4 million, or 3%, to $76.3 million for the six months ended June 30, 2003, from $73.9 million for the comparable period in 2002.  The increase primarily resulted from the settlement of a customer dispute and growth in services to other customers, somewhat offset by customer disconnections, predominately those by WorldCom.

               Data and Internet services revenue increased $6.1 million, or 14%, to $48.4 million for the six months ended June 30, 2003, from $42.3 million for the comparable period in 2002.  The increase primarily resulted from growth in end user customers, their demand for Internet services and the availability of new IP and Ethernet based products, partially offset by disconnection of data and Internet services provided to WorldCom.

               Approximately $26.7 million of revenue in the first six months of 2003 was from WorldCom, as compared to $41.6 million in the first six months of 2002.  The $14.9 million reduction in revenue from WorldCom as compared to the same period of last year impacted dedicated transport services, switched services, and data and Internet revenue by $2.9 million, $4.4 million, and $7.7 million, respectively, with minor impacts to intercarrier compensation.

               Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $21.7 million, or 44%, to $27.7 million for the six months ended June 30, 2003, from $49.4 million for the comparable period in 2002.  The largest component of the decrease was a reciprocal compensation settlement of $13.9 million last year and a 22% decrease in intercarrier compensation year-over-year from rate reductions and fewer minutes from ISP customers, including WorldCom.  We expect that intercarrier compensation revenue will continue to decline as mandated rate decreases are phased in through mid-2004.

               Operating Expenses. Operating expenses decreased $14.3 million, or 10%, to $131.8 million for the six months ended June 30, 2003, from $146.2 million for the comparable period in 2002.  The decrease in operating expenses is primarily due to a reduction in third party network costs resulting from efforts to optimize our networks and a decrease in employee costs resulting from workforce reductions in April and August 2002.  This was somewhat offset by a decrease in capitalized labor and overhead expenses, resulting

TIME WARNER TELECOM INC.

from a decrease in the level of capital spending.  Operating expenses represented 40% and 41% of total revenue for the six months ended June 30, 2003 and 2002, respectively.

               Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses decreased $18.3 million, or 16%, to $97.1 million for the six months ended June 30, 2003, from $115.4 million for the comparable period in 2002.  Selling, general, and administrative expenses were 30% and 33% of revenue for the six-months ended June 30, 2003 and 2002, respectively.  The decrease in selling, general, and administrative expenses primarily results from a decrease in bad debt expense and employee costs.  Bad debt expense represented 2% and 5% of total revenue for the six months ended June 30, 2003 and 2002, respectively.  The reduction in bad debt expense reflects improved collection of receivables and a decrease in the number of customers filing for bankruptcy or experiencing other financial difficulties.  The decrease in employee costs is primarily due to workforce reductions in the second and third quarters of 2002.  In addition, property taxes decreased due to favorable property valuation adjustments in several states.

               Depreciation, Amortization, and Accretion Expense.  Depreciation, amortization, and accretion expense decreased $6.0 million, to $108.5 million for the six months ended June 30, 2003, from $114.5 million for the comparable period in 2002.  The decrease is primarily the result of a $213 million asset impairment we recorded in the fourth quarter of 2002.  This impairment charge reduced the book value of our property, plant, and equipment, thereby reducing the level of our depreciation expense.

               Operating Loss and EBITDA.  Operating loss improved from $22.8 million for the six months ended June 30, 2002 to $9.6 million for the six months ended June 30, 2003.  This improvement reflects a $6.0 million decrease in depreciation, amortization, and accretion expense, and a $7.1 million improvement in EBITDA.  EBITDA increased 8% to $98.8 million for the six months ended June 30, 2003, from $91.7 million for the comparable period in 2002.  EBITDA was 30% of total revenue for the six months ended June 30, 2003 compared to 26% of total revenue for the comparable period in 2002.  The improvement in EBITDA is primarily the result of expense savings generated from efficiencies realized as we implemented cost reduction measures during 2002, including reductions in headcount and reductions in third party network costs, a decrease in bad debt expense, and lower third party costs.  Our EBITDA is calculated by excluding the non-cash impacts of depreciation, amortization, and accretion from operating income or loss and is reconciled to net loss in Note 3 of the table under “Results of Operations” above.  We believe that EBITDA trends are a valuable indication of whether our operations are able to produce operating cash flows to fund working capital needs, to service debt obligations, and to fund capital expenditures.  The funds depicted by EBITDA are currently used for these purposes.  EBITDA is not a measure of performance under GAAP and should not be considered a substitute for a measure of performance prepared in accordance with GAAP.

               Interest Expense.  Interest expense increased to $52.6 million for the six months ended June 30, 2003, from $51.7 million for the comparable period in 2002.  The increase in interest expense primarily reflects the increase in the amounts outstanding under our Credit Facility from $250 million at June 30, 2002 to $408 million at June 30, 2003.  The weighted average interest rate on indebtedness was 8.2% for the six months ended June 30, 2003 compared to 9.7% for the comparable period in 2002.

               Interest Income.  Interest income increased to $3.3 million for the six months ended June 30, 2003, from $2.8 million for the comparable period in 2002.  The increase is related to the increase in cash, cash equivalents, and marketable securities resulting from the additional funding of $170 million drawn pursuant to our Credit Facility during the fourth quarter of 2002.

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

               Net Loss.  Net loss decreased $11.6 million to a loss of $62.4 million for the six months ended June 30, 2003, from a net loss of $73.9 million for the comparable period in 2002.  The change primarily resulted from a $13.2 million decrease in operating losses attributable to improved receivables collections and cost containment efforts including improved collections and lower bad debt expense, workforce reductions from April and August 2002, and network optimization.

Liquidity and Capital Resources

               Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services, offset by payments to other telecommunications carriers, payments to employees, and payments for other operating, selling, general, and administrative costs.  We have also generated cash from debt and equity financing activities and have used funds to service our debt obligations, fund acquisitions, and make capital expenditures to expand our networks.

               Operations.  Cash provided by operating activities was $62.3 million for the six months ended June 30, 2003, compared to $8.5 million for the comparable period in 2002.  This increase in cash provided by operating activities relates to the reductions in operating and selling, general, and administrative expenses and to changes in working capital accounts, including accounts payable and accounts receivable.    The $8.5 million in cash provided from operations during the first six months of 2002 includes a $37.1 million decrease to cash from operations resulting from changes in working capital.  The change was the result of current liabilities for general operations incurred in 2001 that were paid in early 2002, which, coupled with a slowdown in spending in early 2002, resulted in a reduction in our accounts payable.  The improvement in cash from operations in 2003 compared to 2002 also reflects an improvement in cash collections of receivables and the improvements in operating loss and EBITDA discussed previously.

               Investing.  Cash used in investing activities was $117.5 million for the six months ended June 30, 2003 compared to $55.1 million for the comparable period in 2002.  The increase in cash used in investing activities primarily relates to an increase in the purchase of marketable debt securities.  In 2003, the Company has purchased securities with longer maturities to improve yields on its liquid investments.  Capital expenditures for the six months ended June 30, 2003, totaled $50.3 million, compared to $67.0 million in 2002.  In fiscal year 2002, our capital expenditures totaled $104.8 million and were limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, capital items related to infrastructure maintenance, and upgrades and enhancements to its back office systems.  In 2003, we plan to increase network investments in existing markets and presently anticipate that 2003 capital expenditures will be approximately $150 million, as compared to $200 million that we previously anticipated for 2003.  This represents a deferral into 2004 of planned spending for new building entries and network expansion.  The delay results from factors affecting the timeline for completing building entries such as identification of desirable buildings, landlord approvals, rights-of-way acquisition, and permitting and physical construction.

               We have increased our operating efficiencies by pursuing a disciplined approach to capital expenditures.  Our capital expenditure program requires that, prior to making expenditures on a project, the project must be evaluated to determine whether it meets stringent financial criteria such as minimum recurring revenue, cash flow margins, and rate of return.

               Financing.  Net cash used in financing activities for the six months ended June 30, 2003 was $13.3 million, and was primarily related to the payment of principal under our credit facility.  For the six months ended June 30, 2002, net cash used in financing activities totaled $2.0 million and was primarily related to the payment of capital lease obligations.

TIME WARNER TELECOM INC.

               In December 2000, we entered into a $1 billion amended and restated senior secured revolving credit facility (the “Credit Facility”).  In October 2002, we and our lenders further amended the Credit Facility and reduced the total commitments of the lenders from $1 billion to $800 million.  The amended Credit Facility includes the following components:

•

A $380 million senior secured revolving credit facility.  This credit facility decreases to $361 million on December 31, 2004, $304 million on December 31, 2005, and $190 million on December 31, 2006, with a final maturity of December 31, 2007.  Interest is calculated based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%.  As of June 30, 2003, no amounts were outstanding under this facility.

•

A $200 million term loan B.  Amortization of principal began March 31, 2003 and continues quarterly until March 31, 2008.  Through June 30, 2003, we made principal payments of $1.0 million related to this facility.  Interest is computed utilizing a specified Eurodollar rate plus 0%, which totaled 5.3% on June 30, 2003, and is payable at least quarterly.  As of June 30, 2003, $199 million was outstanding under this facility.

•

A $220 million senior delayed draw loan facility.  Amortization of principal began March 31, 2003 and continues quarterly until December 31, 2007.  Through June 30, 2003, we made principal payments of $11.0 million related to this facility.  Interest is computed based on a specified Eurodollar rate plus a margin, which totaled 3.3% on June 30, 2003 and is payable at least quarterly.  As of June 30, 2003, $209 million was outstanding under this facility.

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

               The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and Credit Facility as of June 30, 2003.  The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide the reader a basic overview.

TIME WARNER TELECOM INC.

               We expect that the $505 million in cash, cash equivalents, and marketable debt securities at June 30, 2003, and borrowings under the Credit Facility, along with internally generated funds, will provide us sufficient funds to meet our operating requirements.  If we fail to generate sufficient cash flow from operations, we may be required to refinance existing debt, seek additional capital funding, or both.  We agreed in the amendment to the Credit Facility not to access the revolving facility until January 2004.  For the 12 months thereafter, we agreed to limit borrowings under the revolving facility to $200 million and to limit such borrowings in that year to no more than $100 million in any three-month period.  We do not anticipate that those limitations will adversely affect our liquidity.  Our ability to draw down upon the available commitments under our Credit Facility is subject to compliance with all of the financial and other covenants contained in the credit agreement and our continued ability to make certain representations and warranties.  These representations include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us, and continued effectiveness of the documents granting security for the loans.  Although we believe that we presently meet all of the conditions to making further draws under the Credit Facility, factors beyond our control could cause us to fail to meet these conditions in the future.

               Our Credit Facility contains certain financial covenants, including the leverage and interest coverage ratios depicted in the following table.  These ratios are primarily derived from EBITDA and debt levels and are summarized in the table below.  As of June 30, 2003, we were in compliance with all of the covenants under the Credit Facility and our other debt agreements.

TIME WARNER TELECOM INC.

Credit Facility Financial Ratio Summary

Performance Requirements

Ratio (1)	Calculation (2)	Period (3)	Ratio	Actual Ratio at June 30, 2003

less than:
Senior Leverage Ratio	Consolidated total debt less senior notes and cash in excess of $50 million, divided by annualized EBITDA (4) for the most recent quarter	01/01/03 - thereafter	3.00 to 1.0	less than 0
less than:
Consolidated Leverage Ratio	Consolidated total debt less cash in excess of $50 million, divided by annualized EBITDA for the most recent quarter	04/01/03 - 09/30/03	6.75 to 1.0	3.8
		10/01/03 - 12/31/03	6.50 to 1.0
		01/01/04 - 03/31/04	6.25 to 1.0
		04/01/04 - 06/30/04	6.00 to 1.0
		07/01/04 - 09/30/04	5.75 to 1.0
		10/01/04 - 03/31/05	5.50 to 1.0
		04/01/05 - 06/30/05	5.25 to 1.0
		07/01/05 - thereafter	5.00 to 1.0
greater than:
Consolidated Interest Coverage Ratio	Consolidated EBITDA for the most recent four quarters divided by consolidated interest expense for the most recent four quarters	10/01/02 - 06/30/03	1.10 to 1.0	2.1
		07/01/03 - 03/31/04	1.25 to 1.0
		04/01/04 - 03/31/05	1.50 to 1.0
		04/01/05 - 09/30/05	1.75 to 1.0
		10/01/05 - thereafter	2.00 to 1.0
greater than:
Consolidated Debt Service Coverage Ratio

Consolidated EBITDA for the most recent four quarters divided by the sum of consolidated interest expense for the most recent four quarters plus scheduled principal payments on debt and capital leases for the following four quarters

		10/01/04 - 12/31/04	1.40 to 1.0	n/a
		01/01/05 - thereafter	1.50 to 1.0

(1)

As defined in the Credit Agreement governing our Credit Facility.  The Credit Agreement is filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2000 and the amendment is filed as Exhibit 10.1 to our current report on Form 8-K dated October 29, 2002.

(2)	The descriptions of the calculations provide general information regarding the referenced ratio. Other factors, as defined in the credit agreement, may impact the actual calculation.
(3)	As measured on the last day of a fiscal quarter.
(4)

EBITDA is defined in our amended Credit Agreement, as consolidated net income for the period plus income tax expense, interest expense, depreciation and amortization expense, and non-recurring non-cash losses and non-cash impairment charges (subject to certain limits) minus interest income and any extraordinary gains.  This definition may result in a different calculation of EBITDA during quarters where there are non-recurring gains and losses than our definition of EBITDA appearing under “Results of Operations” and discussed elsewhere in this report.

               A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause us to fail to meet the required minimum ratios.  Although we currently believe that we will continue to be in compliance with these covenants, factors outside our control, including further deterioration of the economy, an acceleration of customer disconnects, or a significant reduction in demand for, or prices of, our services without adequate reductions in capital expenditures and operating expenses, could cause us to fail to meet these covenants.  If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above without adequate reductions in capital expenditures, we would have to consider cost-cutting measures to maintain required EBITDA levels or to enhance liquidity.  These measures could include additional reductions in certain discretionary expenditures such as training, travel, and employee benefits, additional reductions in headcount, or shutting down less profitable operations.

               The Credit Facility also limits our ability to declare dividends, incur indebtedness, incur liens on property, and make capital expenditures.  In addition, the Credit Facility includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material

TIME WARNER TELECOM INC.

outstanding obligations, such as the 9¾% Senior Notes or the 10 1/8% Senior Notes.  Failure to meet these covenants would preclude us from drawing funds under the Credit Facility unless the lenders agree to further modify the covenants and could potentially cause an acceleration of the repayment schedule.  Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms.  In the event that our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions, joint ventures, or additional market expansion, we would be required to seek additional capital sooner than currently anticipated.  Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition.  Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.  Any additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements.  Our Class B stockholders are under no obligation to make any additional investments in us or to provide guaranties for debt financing by banks or other financing sources.

               We are aware that our outstanding 9¾% Senior Notes and 10 1/8% Senior Notes are currently trading at discounts to their respective face amounts.  In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase such securities for cash in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes.  We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

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

               The following table provides information at June 30, 2003 about our investments that are sensitive to changes in interest rates.  For these securities, the table presents related weighted-average interest rates expected by the maturity dates.  These investment securities will mature within one year.

2003 Maturities

(dollar amounts in thousands)
Assets
Marketable debt securities and cash equivalents:
Shares of money market mutual funds	$172,073
Weighted average interest rate	1.2%
Corporate and municipal debt securities	$316,033
Weighted average interest rate	1.0%

               At June 30, 2003, the fair values of our fixed rate 9¾% Senior Notes due 2008 and our fixed rate 10 1/8% Senior Notes due 2011 were approximately $389 million each, as compared to a carrying value of $400 million each on the same date.  These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by

TIME WARNER TELECOM INC.

investment banks.  While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

               Interest payable on amounts drawn under the Credit Facility varies based on a specific Eurodollar rate.  Based on the $408 million outstanding balance as of June 30, 2003, a one-percent change in the applicable rate would change the amount of interest paid by approximately $4 million for 2003.

Item 4.   Controls and Procedures

               As of June 30, 2003, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2003.  There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The Annual Meeting of Stockholders of Time Warner Telecom in. was held on June 8, 2003 (the “2002 Annual Meeting”).
	(b)(c)	The following matters were voted upon at the 2003 Annual Meeting:

(i) The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2004:

	Votes For	Votes Withheld

Larissa L. Herda	694,153,383	5,221,027
Glenn A. Britt	694,164,349	5,210,061
Bruce L. Claflin	696,283,973	3,090,437
Richard J. Davies	697,290,032	2,084,378
Spencer B. Hayes	697,292,911	2,081,499
Robert D. Marcus	697,291,536	2,082,874
Robert J. Miron	696,516,502	2,857,908
Anthony R. Muller	697,062,705	2,311,705
Theodore H. Schell	696,283,773	3,090,637

(ii)	Approval of amendment to 2000 Employee Stock Plan to increase 24,500,000 the total number of shares of the Company’s stock that may be issued under options and stock awards granted under the Plan:

Votes for	671,350,123
Votes against	10,877,864
Abstentions	259,868
Broker non-votes	16,886,555

(iii)	Ratification of the appointment of Ernst & Young LLP as independent auditors of Time Warner Telecom Inc. for 2003:

Votes for	696,996,732
Votes against	2,367,878
Abstentions	9,800
Broker non-votes	0

TIME WARNER TELECOM INC.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

	(b)	Reports on Form 8-K

		(i)	Form 8-K dated April 28, 2003 furnishing the Company’s first quarter 2003 press release.
		(ii)	Form 8-K dated May 8, 2003 regarding the appointment of Anthony Muller to the Company’s Board of Directors.

Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: August 13, 2003	By:	/s/ JILL R. STUART

Jill R. Stuart Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.