Form 10-K
period 2003-12-31
TIME WARNER TELECOM INC
filed 2004-03-12
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-30218

TIME WARNER TELECOM INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1500624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2003, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $297.8 million, based on the closing price of the Registrant’s Class A common stock on the Nasdaq National Market reported for such date. Shares of Class A common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of February 29, 2004 was:

Time Warner Telecom Inc. Class A common stock–49,623,139 shares

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

PART I

Item 1.    Business

Overview

Time Warner Telecom Inc. is a leading provider of managed network solutions to a wide range of business customers throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services in 44 metropolitan markets in the United States as of December 31, 2003. Our customers are principally telecommunications-intensive businesses, long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, Internet service providers (“ISPs”), educational institutions, and governmental entities. As of December 31, 2003, our fiber networks covered 18,276 route miles, with the equivalent of 898,493 fiber miles in 22 states, and offered service to 4,152 buildings served entirely by our facilities (“on-net”), and 11,934 buildings served through the use of facilities of other carriers to provide a portion of the link (“off-net”).

Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and the telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have posted and intend to disclose on our website any amendments to or waivers from our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within five business days following the date of such amendment or waiver.

Time Warner Cable (now a unit of Time Warner Inc.) began our business in 1993 with the intent to sell competitive residential and business services. Since 1997, we changed our business to focus exclusively on business customers, including carriers and governmental entities, and to expand from dedicated services into switched services, Internet and data, and geographic areas beyond the Time Warner Cable footprint.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder; into one share of Class A common stock. Currently, the Class B common stock is collectively owned directly or indirectly by Time Warner Inc., Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation (collectively, the “Class B Stockholders”).

Business Strategy

Our primary objective is to be the leading provider of high quality managed telecommunications services in each of our service areas, principally utilizing our fiber facilities to offer high value products – voice, data, Internet, and dedicated services – as the carrier of choice for medium- and large-sized business enterprises, governmental agencies, and other carriers. By delivering to our customers a suite of integrated network solutions, we can meet the specific application needs of those customers, location by location, creating efficiencies for the customer and migrating the management of their disparate networks and services to Time Warner Telecom. The key elements of our business strategy include the following:

Leverage Existing Fiber Networks.    We have built, licensed or acquired local and regional fiber networks to serve metropolitan geographic locations where management believes there are large numbers of potential customers. Our network architecture reflects a convergence of circuit switched (primarily using Time Division Multiplexing or “TDM” technology), as used in the traditional public switched telephone network (“PSTN”), and packet switched technologies (using Internet Protocol or “IP” technology) with redundancy and diversity maintained throughout the network. The network architecture is designed to remain open and capable of supporting connections with other networks, as well as to allow for utilization of “best of breed” suppliers’ components to be integrated for enhanced diversity and availability. In addition, we operate a fully managed, fiber-based nationwide IP backbone network to provide the capacity and high quality service increasingly demanded by our customers. Our IP backbone network capacity ranges from OC-3 to OC-48, depending on the specific route, and includes long haul circuits leased from other carriers. We believe that our extensive network capacity allows us to:

•	emphasize our fiber facilities-based services rather than resale of network capacity of other providers, thus realizing higher gross margins than carriers that do not operate their own fiber facilities;

•	offer value added products that add data, IP, and managed services to standard network services, enhancing the voice and data networking ability for end user customers; and

•	provide better customer service because we can exert greater control over our services than our competitors that depend heavily on reselling network connections or switched services provided by other service providers.

In 2003, we extended our fiber network into approximately an additional 600 buildings in our existing markets. While we have no immediate plans to expand our networks into additional markets beyond the 44 in which we already operate, we may do so in the future if we find attractive opportunities. We continue to extend our network in our present markets in order to reach additional commercial buildings directly with our fiber facilities. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed without the need to add additional fiber capacity.

Expand Service Offerings.    We provide a broad range of switched services throughout our service area. We utilize high-capacity digital end office switches that enable us to offer both local and toll services to our customers. We have also installed “softswitches” and related network equipment – media gateways, signaling gateways, and applications servers (collectively referred to as “converged network elements”) in certain markets, which enable the switching and routing of voice calls over IP packet networks, also referred to as “VoIP” as well as managing the related PSTN call traffic interface. The converged network elements are collectively smaller and more cost effective than traditional PSTN end office switches, enabling us to offer traditional voice telephony services across our VoIP platform and to develop future service applications that enhance end user customers’ voice and data networking ability.

We have expanded our service offerings to include high-speed, high-quality data networking services such as local area networks or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based services. In March 2003, we launched our suite of metro Ethernet services, subsequently expanded to include Extended Native LAN, which allows customers to connect distant locations throughout our national footprint.

Target Business Customers.    Our direct sales force targets medium- and large-sized enterprises, including other carriers. These businesses are potentially high-volume users of our services and are more likely to seek the greater reliability provided by an advanced network such as ours. As a result of weakness in the carrier sector, we have sought to broaden our revenue base through an increased focus on enterprise customers and government customers, while narrowing our carrier focus to those that are the most stable. To achieve revenue growth from end user customers, we target potential enterprise customers utilizing both local market and national sales groups. We have increased our sales force from 225 at December 31, 2002 to 300 at December 31, 2003. Over 80% of our sales force is in our local markets, focusing primarily on enterprise customer sales. These groups are complemented by our government and carrier sales group. In addition, in order to achieve further economies of scale and network utilization, we sometimes target smaller enterprise customers with a package of network services suited to their specific needs.

Interconnect Service Areas.    We group the service areas in which we operate into geographic clusters across the United States. We selectively interconnect certain of our existing service areas within regional clusters with owned or leased fiber facilities. We expect the interconnection of service areas to increase our revenue potential and increase margins by addressing our customers’ regional long distance, voice, data, and video requirements.

Continue Disciplined Expenditure Program.    Our strategy of primarily using our fiber facilities-based services, rather than reselling network capacity of other providers, requires that we make significant capital investments to reach new customers. We invest selectively in growth prospects such as building entries, electronics, distribution rings, and product expansion. We also increase operational efficiencies by investing selectively in back office and network management systems. We have a disciplined approach to capital and operating expenditures. The capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated against certain financial criteria such as minimum recurring revenue, cash flow margins, and rate of return. We increased capital expenditures in 2003 to $129.7 million from $104.8 million in 2002, primarily to expand our networks and connect additional buildings to our network. We expect our capital expenditures in 2004 to be approximately $150 million to $175 million.

Services

We provide our customers with a wide range of telecommunications services, including dedicated transport, local and long distance voice services, data transmission services, high-speed dedicated Internet access, and intercarrier services.

Dedicated Transport Services

We currently provide a complete range of dedicated transport services with transmission speeds up to 9.953 gigabits per second to our carrier and end user customers. These services satisfy needs for voice, data, image, and video transmission. Each uses state-of-the-art fiber optics and is available as:

•	POP-to-POP Special Access. Telecommunications lines linking the points of presence (“POPs”) of one interexchange carrier (“IXC”) or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

•	Interexchange Carrier Special Access. Telecommunications lines between customers and the local POPs of IXCs.

•	Private Line. Telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice and data traffic among customer locations.

•	Metropolitan and Regional Connectivity. Each transport service is available on our metropolitan fiber networks. Most are also available between cities on our inter-city, regional networks, now reaching 30 major markets. In addition, our IP backbone enables connections among all 44 markets.

•	Transport Arrangements. Dedicated transport between our equipment collocated within local exchange carrier (“LEC”) central offices and the IXC POP designated by end user customers. The arrangement can transport either special access or switched access, and gives end user customers competitive choice for reaching IXCs.

These services are available in a wide variety of configurations and capacities:

•	SONET Services. Full duplex transmission of digital data on Synchronous Optical Network (“SONET”) standards. Our local SONET services allow multipoint transmission of voice, data, or video over protected fiber networks. Available interfaces include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

•	Private Network Transport Services. A premium quality, fully redundant, and diversely routed SONET service that is dedicated to the private use of individual customers with multiple locations.

•	Wavelength or “Lambda” Services. High capacity, point-to-point transmission services using DWDM interfaces. Customers have access to multiple full-bandwidth channels of 2.5 gigabits per second and 10 gigabits per second.

•	Broadcast video TV-1. Dedicated transport of broadcast television quality video signals over fiber networks.

Switched Services

Our switched voice services provide business customers with local and long distance calling capabilities and connections to our IXCs. We own, house, manage, and maintain the switches used to provide the services. Our switched services include the following:

•	Business Access Line Service. This service provides voice and data customers with quality analog voice grade telephone lines for use at any time. Business access line service provides customers with flexibility in network configurations because lines can be added, deleted, and moved as needed.

•	Access Trunks. Access trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange (“PBX”) customers that own and operate a switch on their own premises. PBX customers use these trunks to provide access to the local, regional, and long distance telephone networks. PBX customers may use either our telephone numbers or their ILEC-assigned telephone numbers. Customer access to our local exchange services is accomplished by a DS-1 digital connection or DS-0 analog trunks between the customer’s PBX port and our switching centers.

•	Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to our local exchange service customers.

•	Local Telephone Service. Local telephone service can be tailored to a customer’s particular calling requirements. Local telephone service includes operator and directory assistance services, and custom calling features such as call waiting and caller ID.

•	Long Distance Service. Long distance service provides the capability for a customer to place a voice call from one local calling area to another, including international calling. We offer long distance services bundled with other services because we believe small- and medium-sized businesses may prefer to obtain long distance, local, and Internet services from a single provider instead of working with multiple carriers. We also offer usage-based rates for 1+, toll-free, and dedicated service, as well as package plans for various committed levels of usage. The target customers are small- and medium-sized business customers. Generally, large businesses tend to obtain their long distance services directly from the major long distance carriers.

•	Bundled Services. We provide bundled solutions to small- to medium-sized business users. Our bundled offerings enable customers to purchase one to three DS-1 (1.544 megabits per second or “Mbps”) facilities over which lines, trunks, long distance, and Internet services can be combined to provide an integrated service offering, which eliminates the need for multiple vendors, facilities, and bills for a customer’s local, long distance and Internet services. In addition, we offer city-to-city long distance plans as part of the bundle.

•	Other Services. Other services we offer include telephone numbers, directory listings, customized calling features, voice messaging, hunting, blocking services, and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or “ISDN.”

Data Services

We offer our customers a broad array of data services that enable them to connect their own internal computer networks and access external computer networks and the Internet at very high speeds using the Ethernet protocol.

We offer the following range of Native LAN (NLAN) services with speeds up to 1000 Mbps:

•	Point-to-Point NLAN. The Point-to-Point NLAN product provides metropolitan area optical Ethernet transport service between two locations over both SONET and DWDM platforms at speeds of 10, 100, 622, and 1000 Mbps. The SONET-based platforms allow network Ethernet connections that have high levels of network protection and reliability.

•	Point-to-Multipoint NLAN. This service is a multi-location Ethernet data service, using Ethernet ports to connect multiple customer remote locations back to a single customer Ethernet port located at the main customer site. This SONET-based service provides a high level of reliability and network protection to the customer. The available speeds are 10, 100, 622, and 1000 Mbps.

•	Multipoint NLAN. The NLAN Multipoint service provides a private metropolitan local area Ethernet network, allowing the customer to share bandwidth between their multiple Ethernet locations over a metropolitan area. The customer can access the network at speeds of 10, 100, 622, and 1000 Mbps.

•	Customer-Direct NLAN. The Customer-Direct NLAN service is a point-to-point, unmanaged, stand-alone service for both 100 Mbps and 1000 Mbps Ethernet connections that offers basic Ethernet connectivity at a lower cost to the customer. The service is referred to as “unmanaged” because the fiber between customer locations is entirely dedicated to that customer and is not monitored by our network operations center. Troubleshooting and maintenance of unmanaged NLAN circuits requires a service visit by one of our technicians.

•	Switched NLAN. The switched NLAN service incorporates data switching technology into the NLAN product suite through the use of Ethernet switches in our network. This service allows multiple customer locations to interconnect using 10, 100, and 1000 Mbps Ethernet interfaces over a shared metropolitan Ethernet infrastructure. This service provides connectivity between locations without full physical connections and allows us to compete with frame relay as well as other switched metropolitan Ethernet data services by providing higher bandwidth at a lower cost.

•	Extended NLAN. The extended NLAN service provides Ethernet connectivity between distant locations in the markets we serve through our national IP backbone.

The above services, except for Customer-Direct NLAN, are provided over a shared network, but the traffic from each customer is uniquely identified through the use of logical connections. These logical connections virtually separate one customer’s traffic from that of another, and provide security in such a way that each customer’s traffic is securely delivered only to that customer’s Ethernet ports.

•	Storage Transport Solutions. We manage circuits and monitor the links for this service which allows customers to transport their critical data to a remote storage facility for back up, mirroring, and disaster recovery purposes. Using DWDM technology, we are able to transport storage traffic in ESCON (an IBM mainframe data protocol), Fibre Channel and Gigabit Ethernet protocols without any protocol translation to a customer’s secure site miles away.

Internet Services

•	High Speed Services. We offer a wide range of dedicated high-speed Internet services to our business customers with speeds up to 1 gigabit per second. High speed Internet service allows customers to create their own internal computer networks and to access the Internet and other external networks.

•	Traditional Services. We also offer a wide range of traditional Internet services that are delivered via a TDM-based transport facility with standard offerings of DS-1, DS-3, and OC-3 connectivity. Ethernet Internet services are delivered via full duplex Ethernet connections capable of sending and receiving information at the same time with standard offerings of Ethernet (10 Mbps), Fast Ethernet (100 Mbps), and Gigabit Ethernet (1000 Mbps).

Intercarrier Services

Because we are interconnected with other telecommunications carriers, we provide traffic origination and termination services to other carriers. These services consist of the origination and termination of long distance calls and the termination of local calls.

•	Switched Access Service. The connection between a long distance carrier’s POP and an end user’s premises that is provided through our switching facilities as a local exchange carrier is referred to as switched access service. Switched access service provides long distance carriers with a switched connection to their customers for the origination and termination of long distance telephone calls or provides large end users with dedicated access to their carrier of choice. Under our tariffs or under agreements with certain long distance carriers, we receive per-minute terminating switched access compensation from the originating carrier.

•	Local Traffic Termination Services. Pursuant to interconnection agreements with other carriers, we accept traffic that originates on another LEC’s facilities and carry that traffic over our facilities to our customers in order to complete calls. Generally, under applicable regulations, we are entitled to receive compensation—referred to as “reciprocal compensation”—from the originating LECs for those services.

Limitation on Residential and Content Services

Our Restated Certificate of Incorporation prohibits us from (i) engaging in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information, or other content services, without the consent of all the Class B Stockholders. This prohibition expires in May 2004, or earlier if the Class B Stockholders no longer hold 50% of the total voting power for the Board of Directors. We are similarly restricted under Capacity License Agreements with Time Warner Cable and Bright House Networks, LLC from using facilities licensed under those agreements to provide residential or content services for the term of those agreements (until 2028). Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

Telecommunications Networks and Facilities

Overview.    We use advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data, and Internet telecommunications services. Our basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET and DWDM equipment deployed in fully redundant, self-healing rings. These SONET and DWDM rings give us the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a fiber cut. We have an advanced Internet backbone using redundant core routers to deliver Internet traffic to our customers. We have also added network-based Ethernet switches in our markets to deploy application-based services incorporated with our softswitches and media gateways to enable voice services over IP and metropolitan Ethernet switches to deliver Ethernet-based services directly to customer premises. Our networks are designed for remote automated provisioning, allowing us to meet customers’ real time service needs. We extend SONET rings or point-to-point links from rings to each customer’s premises over our own fiber when financially attractive, or use customer links obtained from other local carriers. We also install diverse building entry points if a customer’s redundancy needs require such a design. We place necessary customer-dedicated or shared electronic equipment at a location near or in the customer’s premises to terminate the link.

We serve our customers from one or more central offices or hubs strategically positioned throughout our networks. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange and Internet networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. We continuously monitor system components from our network operations center and proactively focus on avoiding problems.

We add switched and dedicated data services to our basic fiber transmission platform by installing sophisticated routers, softswitches, and digital electronics at our central offices and nodes at customer locations. Our advanced digital telephone and IP switches are connected to multiple ILECs and long distance carrier switches to provide our customers ubiquitous access to the PSTN. We also provide high-speed routers and switches for our Internet backbone, LAN multiplexers at our customers’ premises and in our central offices to supply LAN interconnection services. Our Internet backbone is connected to multiple networks around the nation through public, private, and transit connection points. Our newest offerings connect customer LANs together in a metropolitan area, and connect LANs in geographically dispersed areas across our Internet backbone.

Our strategy for adding customers is designed to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers directly to our networks. To serve a new customer initially, we may use various transitional links, such as utilizing a portion of an ILEC’s network. When a customer’s communication volumes increase, we may build our own fiber connection between the customer’s premises and our network to accommodate the customer’s needs and increase our operating margins.

Telecommunications Networks.    The following chart sets forth information regarding each of our telecommunications networks as of December 31, 2003:

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
New York (2)
Albany, New York	Jul-95	Sep-99
Binghamton, New York	Jan-95	Aug-00
Manhattan, New York	Feb-96	Feb-98
Rochester, New York	Dec-94	Feb-95
North Carolina (2)
Charlotte, North Carolina	Sep-94	Dec-97
Fayetteville, North Carolina	Apr-00	Apr-00
Greensboro, North Carolina	Jan-96	Sep-99
Raleigh, North Carolina	Oct-94	Sep-97
Florida (2)
Orlando, Florida	Jul-95	Jul-97
Tampa, Florida	Dec-97	Jan-98
Texas
Austin, Texas (2)	Sep-94	Apr-97
Dallas, Texas	Sep-99	Sep-99
Houston, Texas (2)	Jan-96	Sep-97
San Antonio, Texas (2)	May-93	Nov-97
Ohio (2)
Cincinnati, Ohio	Jul-95	Nov-97
Columbus, Ohio	Mar-91	Jul-97
Dayton, Ohio	Nov-00	Nov-00
California
Bakersfield, California (3)	Jan-01	Jan-01
Fresno, California (3)	Jan-01	Jan-01
Los Angeles, California (3)(4)	Jan-01	Jan-01
Oakland, California (3)(5)	Jan-01	Jan-01
Orange County, California	Dec-00	Dec-00

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
Sacramento, California (3)	Jan-01	—
San Diego, California (2)	Jun-95	Jul-97
San Francisco, California (3)	Jan-01	Jan-01
San Luis Obispo, California (3)	Jan-01	Jan-01
Santa Barbara, California (3)	Jan-01	Jan-01
Washington (3)
Seattle, Washington	Jan-01	Jan-01
Spokane, Washington	Jan-01	Jan-01
Arizona (3)
Phoenix, Arizona	Jan-01	Jan-01
Tucson, Arizona	Jan-01	Jan-01
Other States
Albuquerque, New Mexico (3)	Jan-01	Jan-01
Atlanta, Georgia	Oct-01	Oct-01
Boise, Idaho (3)	Jan-01	Jan-01
Chicago, Illinois	Mar-01	—
Columbia, South Carolina (2)	Jun-01	Jul-01
Denver, Colorado	Aug-01	Nov-01
Honolulu, Hawaii (2)	Jun-94	Jan-98
Indianapolis, Indiana (2)	Sep-87	Dec-97
Jersey City, New Jersey	Jul-99	Jul-99
Memphis, Tennessee (2)	May-95	May-97
Milwaukee, Wisconsin (2)	Feb-96	Sep-97
Minneapolis, Minnesota (2)	Jun-01	Nov-01
Portland, Oregon (3)	Jan-01	Jan-01

1)	Date of “Switched Services Commercially Available” is the first date on which switched services were provided to a customer for markets not acquired from GST Telecommunications Inc. (GST) in 2001.
2)	Metropolitan service areas in which we obtain fiber capacity through licensing agreements with Time Warner Cable. See “Certain Relationships and Related Transactions.”
3)	The “available” date represents the date the assets were acquired from GST.
4)	Includes Los Angeles, Riverside, Pasadena, and Ventura.
5)	Includes Oakland and Stockton.

Western Regional Network.    As part of our acquisition of substantially all of the assets of GST Telecommunications Inc. in 2001, we acquired a regional fiber optic backbone network, extending in a ring configuration from Seattle to San Diego on the west and connecting through Las Vegas and Salt Lake City on the east. This network, consisting of 4,210 route miles and 227,674 fiber miles, interconnects many service areas in our western region and is used to provide voice, Internet, data, and video transport services. As part of the GST acquisition, we assumed certain agreements to provide long-term rights (generally 20 to 30 years) to dark fiber and conduit to third parties. Dark fiber consists of fiber strands contained within a fiber optic cable that are not connected to electronic equipment. We have delivered all of the fiber and conduit required under these agreements and we retain sufficient fiber and conduit for our own uses.

Network Monitoring and Management.    We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the network at our network operations center in Greenwood Village, Colorado. With 841 technicians and customer service representatives, we are generally able to quickly correct, and often anticipate, problems that may arise in our networks. We provide 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble.

Infrastructure Migration.    We continually evaluate new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers and purchasing equipment at the best available price. We continue to expand IP capabilities throughout our network through the deployment of packet telephony systems such as media gateways and softswitches. In order to prepare to deliver the next generation voice and data services, we are using these new technologies to augment traditional circuit switched systems. We currently offer primary rate interface voice service and digital trunks over this platform. We plan to further converge TDM and IP services while utilizing Multi Protocol Label Switching (MPLS) to differentiate the multiple services traversing our IP backbone.

Information Technology Solutions.    We continue to focus on systems that provide high business value with a solid return on investment. Our strategy is to buy proven, commercially available software that can be tailored to our business processes, and conforms to our architectural framework. The strategy of buying “off-the-shelf” products and integrating them into our existing information systems infrastructure allows us to create an environment that is more cost-effective and flexible to maintain. Where such products are not available, we contract with an integrator to develop a custom application. These systems must be flexible to a rapidly changing environment, while being scalable, and easily maintained and enhanced. Through the implementation of enterprise application integration, data accuracy is improved by eliminating the need to re-key information into multiple systems. We also use customized workflow software to manage the exchange of data in a timely manner between applications. We manage our desktop technology assets centrally to ensure software compatibility between all corporate locations and field offices. Our information systems infrastructure also provides real time support of network operations and delivers data to meet customer needs. Our systems utilize open system standards and architectures, allowing interoperability with third party systems.

Network Development and Application Laboratory.    We have a laboratory located in Greenwood Village, Colorado, equipped with state of the art systems and equipment, including those we use in the operation of our local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with our digital networks, for the purposes of:

•	verifying the technical and operational integrity of new equipment prior to installation in the networks;

•	developing new services and applications;

•	providing a realistic training environment for technicians, engineers, and others; and

•	providing a network simulation environment to assist in fault isolation and recovery.

Billing Systems.    We contract with outside vendors for customer billing. We have licensed software for end user billing that operates on our own equipment and contract with an outside vendor for operations support and development. In addition, we have a service bureau arrangement with another vendor for carrier and interconnection billing.

Capacity License Agreements with Affiliates

We currently license fiber capacity from Time Warner Cable and Bright House Networks, LLC, a subsidiary of the Time Warner Entertainment/Advance Newhouse Partnership between the affiliates of our Class B Stockholders that is managed by Advance Newhouse, in 23 of our 44 markets. Each of our local operations in those markets is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable or Bright House Networks, LLC (collectively the “Cable Operations”) providing us with an exclusive right to use the capacity of specified fiber-optic cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay certain maintenance fees and fees for splicing and similar services. We may request that the Cable Operations construct and provide additional fiber-optic cable capacity to meet our needs. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. If the Cable Operations provide additional capacity, we pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities, the Cable Operations may terminate the Capacity License Agreements.

The Capacity License Agreements do not restrict us from licensing fiber-optic capacity from parties other than the Cable Operations. Although the Cable Operations have agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, we cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to us. If the Capacity License Agreements are not renewed in 2028, we will have no further interest in the fiber capacity covered by those agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the agreements. The terms of such arrangements may be materially less favorable to us than the terms of the Capacity License Agreements. We have the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days notice. The Cable Operations have the right to terminate the Capacity License Agreements prior to their expiration under certain circumstances. See “Risks Relating to Our Business—We depend on Time Warner Cable’s and Bright House Networks LLC’s permits, licenses and rights-of-way.”

Customers and Sales and Marketing

Our customers are principally telecommunications-intensive medium- and large-sized business enterprises, long distance carriers, ILECs, CLECs, ISPs, wireless communication companies, educational institutions, state and local governments, and the military.

We have substantial business relationships with a few large customers especially other carriers. For the year ended December 31, 2003, our top ten customers accounted for approximately 39% of our total revenue. Our largest customer for the year ended December 31, 2003, WorldCom Inc. and its affiliates (“WorldCom”), accounted for approximately 8% of our total revenue in 2003 including a $14.3 million settlement (2% of total revenue) of open disputes and claims during the year. A portion of that revenue and the revenue from our top ten customers includes intercarrier compensation resulting from end users that have selected those customers as their long distance carrier. No customer accounted for 10% or more of revenue in 2003.

We maintain a direct sales effort in each of our service areas along with regional and national sales support. We had 300 sales account executives at December 31, 2003. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide higher commissions for executing service contracts with terms of two years or greater and for services entirely on our network.

In addition to our direct sales channels, we have joint marketing arrangements with certain equipment vendors to develop additional sales opportunities. We market our services through advertisements, trade journals, media relations, direct mail, and participation in conferences.

Our national sales organization includes sales groups focused on three types of national customers: enterprise, carrier, and federal government.

•	Our national enterprise group targets large national companies such as those in banking and finance, manufacturing, healthcare, and distribution with a full suite of products as an alternative to the ILECs.

•

Our carrier group targets long distance carriers, CLECs, ILECs, and wireless carriers. We have master services agreements with a significant number of the carriers in those categories, including AT&T, MCI, Sprint Corporation, Qwest Communications Inc., and Verizon Wireless. By providing carriers with a local connection to their customers, we enable them to avoid complete dependence on the ILECs for access to customers. We provide a variety of transport services and arrangements that allow carriers to connect their own switches in both local areas, or intra-city, and wide areas, or inter-city. Additionally, carriers may purchase our transport services that allow them to connect their switch to an ILEC’s switch and to end user locations directly. Our networks allow us to offer high volume business customers and long distance carriers uniformity of services, quality standards, and customer service throughout our 44 market service area.

•	Our federal government sales group targets various federal government entities directly as well as carriers, systems integrators, and contractors that do business with the federal government.

Our marketing emphasizes our:

•	reliable, facilities-based networks;

•	responsive customer service orientation;

•	national IP backbone for data services, including our suite of Ethernet products;

•	integrated operations, customer support, network monitoring, and management systems; and

•	flexibly-priced, bundled services.

Our centrally managed customer support operations are designed to facilitate the processing of new orders as well as changes and upgrades in customer services. To reduce the risk in bringing new and untested telecommunications services to a dynamically changing market, we introduce our services once market demand develops, and offer them in diversified, competitively priced bundles in order to increase usage among our existing customers and to attract new customers. The traditional switched and dedicated services we offer are typically priced at a discount to the ILECs’ prices for comparable services.

Customer Service

Our 841 technicians and customer service representatives at December 31, 2003, provide customers with continuous support and service. To provide customer service, account representatives are assigned to our customers to act as liaisons. Technicians and other support personnel are available in each of our service areas to react to any network failures or problems. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain network reliability and performance. See “Telecommunications Networks and Facilities—Network Monitoring and Management.”

Competition

We believe that the principal competitive factors affecting our business are and will continue to be:

•	pricing;

•	service quality;

•	regulatory decisions and policies that impact competition;

•	ability to introduce new services and network technologies in a timely, competitive, and market acceptable manner;

•	flexible solutions; and

•	ability to continuously evolve our operating systems, processes and data in a scalable, efficient, and cost effective manner.

We believe that we compete favorably with other companies in the industry or are generally impacted favorably with respect to each of these factors, with the exception of pricing on certain products. Although we compete with other carriers primarily on service quality and customer service rather than price, intense price competition for certain products such as long distance service, inter-city point-to-point services, and POP to POP dedicated services has driven down prices for these products. Also, we typically price our traditional switched and dedicated services at a discount to the ILEC’s prices for comparable services. We believe that the ILECs have become more aggressive in pricing, especially for large enterprise customers that we also target. With several facilities-based carriers providing the same service in a given market, price competition is likely and can be severe, and is expected to continue. In addition, we believe that weakness in the CLEC sector has led to aggressive price cutting as certain competitors seek to gain or retain market share. Since 2001, due to business failures and contractions, the overall number of competitors has declined, and some competitors have slowed or stopped their build-out plans. A number of our CLEC competitors have undergone restructuring either in the context of Chapter 11 bankruptcy proceedings or as a result of serious liquidity problems. Some of these competitors have or could emerge from these restructuring transactions with little or no indebtedness but with existing network capacity for new sales, which could lead to further downward pricing pressure. In addition, industry consolidation through acquisitions and business combinations, both past and future, may result in larger competitors with greater economies of scale serving certain of our markets.

The ILECs—Verizon Corporation, BellSouth Corporation, Qwest Communications Inc., and SBC Communications Inc., among others – offer services substantially similar to those we offer. We believe that the ILECs may have competitive advantages over us, such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type we offer from service revenue in unrelated businesses. In addition, the Telecommunications Act of 1996 (the “1996 Act”) allows the regional Bell operating companies (“RBOCs”) to enter the long distance market. RBOCs in all of the states in which we do business have authority to provide in-region interLATA services enabling them to offer customers both local and long distance telephone services which is expected to make them even stronger competitors. However, we believe that our customers are increasingly interested in alternate providers for redundancy of networks, enhanced disaster recovery, and advanced services. In light of the bankruptcies in the CLEC sector, some customers are seeking financially stable providers to a greater extent than in prior years. In most of the metropolitan areas in which we currently operate, at least one, and sometimes several other CLECs offer substantially similar services at similar, and in the case of some products, substantially lower prices than we offer.

We also face competition from electric utilities, long distance carriers, wireless telephone system operators, private networks built by large end users using dark fiber providers, and cable television companies that presently, and may in the future, offer services similar to those we offer. See “Risk Factors—The Class B Stockholders or their affiliates may compete with us.”

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

To the extent we interconnect with and use ILEC networks to service our customers, we depend on the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also use ILEC special access services to reach certain customer locations that are not served by our network. Special access service is the connection between a long distance carrier’s POP or some other point and an end-user’s premises provided over the dedicated transport facilities of a LEC. Although the 1996 Act imposes interconnection obligations on ILECs, the regulation of ILEC performance standards and the imposition of non-performance remedies is still developing and there is no assurance that we will be able to obtain all of the ILEC services we need on a timely basis or that the quality of service we receive will be acceptable. In the event that we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, the attractiveness of certain of our services to our customers could be impaired.

Government Regulation

Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the FCC, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With enactment of the 1996 Act, competition in all telecommunications market segments, including local, toll, and long distance, became matters of national policy even though the states continue to have a significant role in administering policy. We believe that the national policy fostered by the 1996 Act has contributed to significant market opportunities for us. However, since 1996, various ILEC legal challenges and lobbying efforts have resulted in state and federal regulatory decisions affecting implementation of the 1996 Act that favor the ILECs and other competitors. Since federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, we believe that future regulatory activity relating to the 1996 Act will focus largely on enforcement of carrier-to-carrier requirements under the law and on consumer protection measures. Although we have described the principal regulatory factors that currently affect our business, the regulation of telecommunications services is still evolving and regulatory changes could occur in the future that we cannot presently anticipate.

Telecommunications Act of 1996.    The 1996 Act is intended to increase competition in local telecommunications services by requiring ILECs to interconnect their networks with CLECs. The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. Under the 1996 Act, ILECs are required to attempt to negotiate with CLECs that want to interconnect with their networks. We have negotiated interconnection agreements with the ILECs in each of the markets in which we offer switched services and have negotiated, or are negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to ours for intrastate intraLATA toll traffic and extended area services. To the extent agreements have expired, we have either renegotiated or are in the process of negotiating new contracts. Typically, expired agreements allow us to continue to exchange traffic with the other carrier pending execution of a new agreement.

In August 1996, the FCC promulgated rules to govern interconnection, resale, dialing parity, unbundled network elements (“UNE”), and the pricing of those facilities and services, including the Total Element Long Run Incremental Cost (“TELRIC”) standard for UNEs. Most recently, as part of its Triennial Review, the FCC has revised its rules relating to UNEs and has initiated a new rulemaking on TELRIC, as discussed below.

Reciprocal compensation revenue is an element of switched services revenue that represents compensation from LECs for local exchange traffic terminated on our facilities originated by other LECs. Historically, a portion of the reciprocal compensation revenue payable to us has resulted from the termination of calls to our ISP customers. As dial-up Internet traffic has grown, ILECs are challenging the requirement to pay reciprocal compensation for ISP-bound traffic under various legal theories.

In June 2001, the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic that phased in reductions on the maximum compensation rate for dial-up Internet-bound traffic over a three-year period beginning in 2001. The FCC’s order also imposed “bill and keep” payment arrangements for Internet-bound traffic as carriers enter new markets. “Bill and keep” means that neither carrier receives compensation from the other for Internet-bound traffic. The interim Internet-bound cost recovery rule has negatively impacted our revenue from reciprocal compensation. If the FCC imposes a bill and keep requirement on all intercarrier compensation, as discussed below, our reciprocal compensation revenue could be further reduced. CLECs successfully challenged the FCC’s stated statutory basis for the Internet-bound traffic order in federal court in May 2002. However, the FCC’s order remains in effect pending further FCC action on the court’s remand. The outcome of the remand is uncertain.

Federal Regulation.    Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs while the CLEC access rates have been less regulated. In May 2000, the FCC ordered a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. The FCC also released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, our rates were reduced and will continue to decline through June 2004 to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market its access charges may be no higher than the ILEC’s. The ILEC access reform decision, as well as the CLEC access charge regulations, have resulted in reductions in the per-minute rates we receive for switched access service beginning in 2001 and will result in further reductions through June 2004. Future FCC action could further reduce or eliminate switched access revenue. There is no assurance that we will be able to compensate for reductions in switched access revenue resulting from the FCC order with revenue from other sources. The FCC is currently considering several petitions that seek to clarify the original CLEC Access Charge Order. The resolution of these issues may have some further impact on revenue, particularly if the FCC determines that retroactive application is warranted.

There has been no further activity to date on the FCC’s 2001 rulemaking to consider whether it should replace all existing intercarrier compensation regulation with bill and keep, whereby carriers would not bill other carriers for the exchange of traffic. The FCC has signaled that it intends to release a further notice in the rulemaking in 2004. Such a proceeding will likely be highly complex and controversial, and implementation of any resulting order is unlikely to begin until mid-2005 at the earliest. Implementation of bill and keep or a unified rate across all forms of intercarrier compensation is likely to require a transition period of several years. At this time we cannot predict the likely outcome of an FCC intercarrier compensation proceeding or the impact on our revenues and costs.

During 2001, the FCC initiated a Triennial Review of UNEs to determine which of these elements the ILECs must continue to provide under sections 251 and 252 of the 1996 Act. The FCC rendered a decision in February 2003, largely delegating to the states the determination of the availability of specific UNEs. The UNE Platform is a combination of loops and switching and ancillary services that allows a carrier to deliver end-to-end services without owning any telecommunications facilities. The UNE Platform, obtained from ILECs at TELRIC prices, is used primarily by IXCs to resell ILEC local exchange service and bundle such service with their long-distance offerings. The FCC did establish limits on competitors’ access to interoffice transport as an UNE and also limited CLEC access to ILEC broadband facilities as UNEs. Several parties appealed the TRO, and in March 2004 the Fifth Circuit Court of Appeals vacated certain aspects of the TRO. Since the FCC has indicated its intent to seek review of the decision by the U.S. Supreme Court, the final outcome of the decision is likely to take over a year. Because we do not use the UNE Platform and have used UNEs very minimally, we do not expect any material impact on our revenues or costs from this proceeding. The FCC also initiated a rulemaking in September 2003 to review TELRIC rules, which determine the prices for available UNEs.

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

If any of our existing franchise or license agreements for a particular metropolitan area are terminated prior to their expiration date and we are forced to remove our fiber optic cables from the streets or abandon our network in place, even with compensation, such termination could have a material adverse effect on us.

We are party to various regulatory and administrative proceedings. Subject to the discussion above, we do not believe that any such proceedings will have a material adverse effect on our business.

Employees

As of December 31, 2003, we had 2,009 employees, compared to 1,893 employees at December 31, 2002. The increase was primarily due to an increase in our sales force. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable, our operation in New York City is party to a collective bargaining agreement that covers certain of our technicians in New York City. We believe that our success will depend in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

RISK FACTORS

Risks Relating to Our Business

We may be unable to grow our revenue and cash flow despite the implementation of several initiatives designed to do so.

We must expand our business and revenue in order to generate sufficient cash flow that, together with cash on hand and funds available under our new revolving credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. In 2003, we pursued several initiatives with the goal of increasing future sales and cash flow, including:

•	increasing our sales force;

•	increasing network investments in existing markets to expand our network reach; and

•	launching new products and services, especially products and services that support customers’ data and Internet protocol initiatives.

Our ability to realize future increased revenue and cash flow depends on many factors, including our ability to:

•	attract and retain new customers and sell new services to existing customers;

•	design, acquire, and install transmission and switching facilities;

•	employ new technologies;

•	obtain required permits and rights-of-way;

•	enhance our financial, operating, and information systems to effectively manage our growth; and

•	accurately predict and manage the cost and timing of our capital expenditure programs.

There is no assurance that these initiatives will result in an improvement in our financial position or our results of operations.

Several customers account for a significant portion of our revenue, and some of our customer agreements may not continue due to bankruptcies or other factors.

We have substantial business relationships with a few large customers, especially other carriers. For the year ended December 31, 2003, our top ten customers accounted for approximately 39% of our total revenue. WorldCom, our largest customer for 2003, accounted for approximately 8% of our total revenue. Including the impact of revenue resulting from the WorldCom Settlement of $14.3 million described below, revenue from WorldCom totaled $55.9 million for the year compared to $78.3 million in 2002, including switched access revenue. The highly competitive environment in the long haul carrier sector, including IXCs, has challenged the financial condition and growth prospects of some of our carrier customers and could lead to further reductions in our revenue in the future. Replacing this revenue with new enterprise customer revenue may be difficult because individual enterprise customers tend to place smaller service orders than some of our larger carrier customers. In addition, pricing pressure on our more mature products, specifically switch and transport products, may challenge our ability to grow revenue.

Some of our service agreements with customers are subject to termination on short notice and do not require the customer to maintain services at current levels. Customers may not continue to purchase the same services or level of services. We have experienced significant service disconnections since 2001 due to customer bankruptcies, customers contracting their operations, price competition from other carriers for certain services, and customers optimizing their existing networks in response to the economic downturn. A number of our customers are other telecommunications carriers and Internet service providers, whose businesses have been particularly depressed over the past three years.

A number of our customers have filed bankruptcy proceedings, including WorldCom. In connection with those proceedings, customers in bankruptcy may choose to assume or reject their contracts with us. If they choose to reject those contracts, our only recourse is an unsecured claim for rejection damages that is likely to result in little or no compensation to us for the lost revenue. Disconnects in 2003 totaled $13.3 million in monthly revenue, including $3.6 million related to WorldCom, as compared to disconnects of $13.7 million in monthly revenue in 2002, including $1.2 million from WorldCom.

During 2003, as part of the WorldCom bankruptcy proceedings, the bankruptcy court approved the terms of a settlement with us that resolved a number of open disputes and claims through June 30, 2003, including amounts payable to and from each party. As a result of the WorldCom Settlement, we recognized $7.4 million of previously deferred revenue and reversed $15.1 million in accrued expenses in 2003 that had been previously recorded because of uncertainties created by the bankruptcy process. The WorldCom Settlement also provided us an allowed damage claim against WorldCom for contract rejections that would have been payable after the confirmation of WorldCom’s bankruptcy plan. In the fourth quarter of 2003, we monetized and recognized as revenue this claim by selling it to a third party for $6.9 million in cash. We believe that we have incurred all of the significant service disconnections associated with WorldCom’s bankruptcy; however, changes in WorldCom’s future business operations could lead to additional disconnections and revenue losses.

While we expect that some customers will continue to disconnect services due to network optimization, cost cutting efforts, business contractions, additional customer bankruptcies or other customer financial difficulties, or competition from other providers, we cannot predict the total impact on revenue from these disconnections.

We will require substantial capital to expand our operations.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Our 2003 capital expenditures were $129.7 million, and our estimate of our 2004 capital expenditures is $150 million to $175 million. We also expect to have substantial capital expenditures thereafter.

We expect to fund our 2004 capital expenditures with cash on hand and cash generated from operations. In February 2004, we entered into a new Senior Secured Revolving Credit Facility (“Revolver”) that, subject to certain conditions, will allow us to borrow up to $150 million. Although we do not currently plan to draw on this facility in 2004, we may need to do so and may be required to seek additional financing if:

•	our business plans and cost estimates are inaccurate;

•	we are not able to generate sufficient cash flow from operations to service our debt, fund our capital expenditures and finance our business operations;

•	we decide to significantly accelerate the expansion of our business and existing networks; or

•	we consummate acquisitions or joint ventures that require incremental capital.

If we were to seek additional financing, the terms offered may place significant limits on our financial and operating flexibility, or such financing may not be acceptable to us. The failure to raise sufficient funds if needed and on reasonable terms may require us to modify or significantly curtail our business plan. This could have a material adverse impact on our growth, ability to compete, and ability to service our debt.

We may complete a significant business combination or other transaction that could increase our shares outstanding, affect our leverage, result in a change in control, or both.

We regularly evaluate potential acquisitions and joint ventures that would extend our geographic markets, expand our services, or enlarge the capacity of our networks. If we enter into a definitive agreement with respect to any acquisition or joint venture, we may require additional financing that could result in an increase in our total shares outstanding, affect our leverage, result in a change of control, or a combination of these effects. A substantial transaction may require the consent of our lenders. There can be no assurance that we will enter into any transaction or, if we do, on what terms.

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory rate reform.

The FCC has established a framework for the regulation of competitive local exchange carrier interstate access charges, which has reduced, and will continue to reduce, our interstate access rates. In addition, the FCC has established an interim carrier-to-carrier cost recovery scheme for dial-up Internet traffic that has reduced, and will continue to reduce, our reciprocal compensation revenue. The FCC could replace the current intercarrier compensation scheme with a “bill and keep” arrangement or some other arrangement that would materially change or eliminate our switched access and reciprocal compensation revenue. Switched access and reciprocal compensation each represented 4% of our total revenue for the year ended 2003. We anticipate that the contribution to revenue and EBITDA from these services will continue to decline over time due to the continued effect of rate reductions that are scheduled for June 2004, and possible reduced minutes of use terminating on our networks due to disconnects of primary rate interface services by certain Internet service provider customers. An FCC “bill and keep” order in the intercarrier compensation proceeding also would affect the contribution to revenue and EBITDA from these services. We cannot assure that we will be able to compensate for the reduction in switched access and reciprocal compensation revenue with other revenue sources or increased volume.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to VoIP traffic that originates and terminates in different local service areas. The FCC is expected to open a proceeding to resolve the uncertainty. In the interim, the uncertainty may incent carriers to treat voice traffic delivered to us as IP traffic, which some carriers believe is not subject to interstate access charges. These actions could reduce our interstate access charge revenue or increase our access charge costs if the FCC retroactively applies access charges to our customers’ IP traffic.

We may be adversely affected by changes in the regulation of special access services.

We provide special access services in competition with incumbent local exchange carriers, and we also purchase special access services from incumbent local exchange carriers to extend the reach of our network. A significant change in the regulations governing special access services could materially affect either our ability to provide competitive special access services or to purchase special access services.

In 2002, AT&T Corp. filed a petition at the FCC asserting that incumbent local exchange carrier special access prices are unreasonably high and that the FCC must prescribe lower rates in the future. This petition is pending with the FCC. If the FCC were to prescribe such lower rates, we would experience increased downward pressure on the prices we charge for special access services. With respect to special access services we purchase from incumbent local exchange carriers, proposals for the deregulation of incumbent local exchange carrier broadband service have received significant attention in both Congress and at the FCC. If such a proposal were to be enacted, it could allow incumbent local exchange carriers to increase the prices we pay for special access services or to refuse to offer us special access services. Any of these events could have a material adverse effect on our business and operations.

The market for our services is highly competitive, and many of our competitors have significant advantages that may adversely affect our ability to compete with them.

We operate in an increasingly competitive environment and some companies may have competitive advantages over us. Most ILECs offer substantially the same services as we offer, in some cases at higher prices and in some cases at lower prices. ILECs benefit from:

•	long-standing relationships with their customers;

•	greater financial and technical resources;

•	the ability to subsidize local services with revenue from unrelated businesses; and

•	recent regulatory decisions that decrease regulatory oversight of incumbent local exchange carriers.

We also face competition from other CLECs. We believe that weakness in the telecommunications sector has led to severe price competition as certain competitors seek to increase their short-term revenue. A number of our CLEC competitors have been undergoing restructuring either in the context of Chapter 11 bankruptcy proceedings or as a result of serious liquidity problems. Some of these competitors have emerged and others could emerge from these restructuring transactions with little or no indebtedness but with existing network capacity for new sales, which could lead to further downward pricing pressure.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements on acceptable terms for senior management or key employees if their services are no longer available.

We recorded an impairment charge in 2002 and may be required to record additional impairment charges in the future.

Under generally accepted accounting principles in the United States, or U.S. GAAP, we are required to review the carrying amounts of our assets to determine whether current events or circumstances warrant adjustments to those amounts. These determinations are based in part on our judgments regarding the cash flow potential of various assets, and involve projections that are inherently subject to change based on future events. If we conclude in the future that the cash flow potential of any of our assets is significantly less than we believed at the time of purchase, and that conclusion is based on a long-term rather than short-term trend, we may need to record an impairment charge. As a result of such an analysis, we recorded a non-cash impairment charge of $212.7 million in the fourth quarter of 2002 with respect to certain long haul network assets we acquired from GST Telecommunications, Inc. out of bankruptcy and certain other local network assets. Any additional impairment charges would have a negative impact on our earnings.

Terrorism or other business disruptions could affect our future operating results.

Our operating results and financial condition could be materially and adversely affected in the event of a catastrophic event such as a terrorist attack on the United States, or a major earthquake, fire, or similar event that affects our central offices, corporate headquarters, or network operations center. Although we have implemented measures that are designed to mitigate the effects of a catastrophic event, we cannot predict the impact of such events.

We depend on third party vendors for information systems.

We have entered into agreements with vendors that provide for the development and operation of information technology systems such as, provisioning and billing systems. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on our operations and our ability to monitor costs, bill customers, provision customer orders, and achieve operating efficiencies.

If we do not adapt to rapid changes in the telecommunications industry, we could lose customers or market share.

The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers. We expect that trend to continue into the foreseeable future. Additionally, we expect that these new technologies, such as VoIP, will enable new applications that will facilitate new services both in the network as well as at customers’ premises. We believe that our future success will depend in part on our ability to anticipate or adapt to these changes, integrate them into the infrastructure and operations of the business to, in turn, offer on a timely basis a service that meets customer needs and demands. Our failure to obtain and integrate new technologies and applications could impact the breadth of our product portfolio resulting in product gaps, a less differentiated product suite and a less compelling offer to customers, as well as having a material adverse impact on our business, financial condition and results of operations.

We depend on governmental and other authorizations.

The development, expansion, and maintenance of our networks depend on, among other things, our ability to obtain rights-of-way and other required governmental authorizations and permits. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect us, particularly in areas where we must compete with companies that already have the necessary permits. In order to compete effectively, we must obtain these authorizations in a timely manner, at reasonable costs, and on satisfactory terms and conditions. In certain cities or municipalities where we provide network services, we pay license or franchise fees. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risks that other cities may start imposing fees, fees will be raised, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Increases in these fees may have a negative impact on our financial condition.

In order to reach customers that lease commercial space we must also obtain building entry agreements with the owners of the buildings. Some building owners attempt to impose what we believe are unreasonable fees to grant us these rights or impose other barriers or requirements that cause delay or cause the provision of service to their buildings to be unprofitable. While we encounter these difficulties with respect to only a small number of the buildings we seek to serve, they may delay or prevent us from obtaining otherwise attractive revenue opportunities. Although some states have laws or regulations that may provide legal support for obtaining building entry agreements, most states do not and presently the FCC does not regulate building access.

We depend on Time Warner Cable’s and Bright House Network, LLC’s permits, licenses and rights-of-way.

We currently license fiber optic capacity from Time Warner Cable and Bright House Networks, LLC in 23 of our markets. (See “Business – Capacity License Agreements with Affiliates”) Municipalities that regulate these licensors may seek to impose additional franchise fees or otherwise charge them for the capacity we license. We must reimburse Time Warner Cable and Bright House Networks, LLC for any new fees. Neither we, Time Warner Cable nor Bright House Networks, LLC may be able to obtain all necessary permits, licenses, or agreements from governmental authorities or private rights-of-way providers necessary to effect future license transactions. This would hinder our ability to expand our existing networks or develop new networks successfully in locations served by Time Warner Cable or Bright House Networks, LLC.

Time Warner Cable and Bright House Networks, LLC may terminate the capacity licenses before expiration upon:

•	a material impairment of the licensor’s ability to provide the licenses by law;

•	a material breach of the capacity licenses by us; or

•	the institution of any proceedings to impose any public utility or common carrier status or obligations on the licensor, or any other proceedings challenging the licensor’s operating authority as a result of the services provided to us under the capacity licenses.

If the capacity licenses are terminated prior to their scheduled expiration in 2028 or are not renewed, we may need to build, lease or otherwise obtain fiber optic capacity. The terms of those arrangements may be materially less favorable to us than the terms of our existing capacity license agreements.

If we are required to account for the fair value of options under our employee stock plans as a compensation expense, our net income and earnings per share could be significantly reduced.

Currently, we record compensation expense only in connection with option grants that have an exercise price below fair market value at the date of grant. As permitted by U.S. GAAP, we have not elected to record compensation expense under the fair value method in our consolidated statements of operations for option grants that have an exercise price at or in excess of fair market value at the date of grant, which represents the vast majority of our options. The Financial Accounting Standards Board has announced that it plans to require fair value accounting for stock options in the future, likely beginning in 2005. However, the methodology to establish fair value for this purpose has not yet been determined. Although we expect the impact of recording expense upon the grant of stock-based compensation awards would be material to our results of operations, we cannot quantify the impact that a new standard would have at this time.

Risks Relating to Our Ownership Structure

We are controlled by the Class B Stockholders.

Subsidiaries of Time Warner Inc. and the Advance/Newhouse stockholder group, which we refer to together as the Class B Stockholders, hold all the outstanding shares of our Class B common stock. At December 31, 2003, the Time Warner Inc. stockholder group held 71% of our voting power and 44% of our outstanding common stock, and the Advance/ Newhouse stockholder group held 22% of our voting power and 13% of the our outstanding common stock. The Class B Stockholders generally have the collective ability to control all other matters requiring stockholder approval.

Our board of directors consists of nine director positions. Under a stockholders’ agreement, the Time Warner Inc. stockholder group has the right to designate four members for the board of directors, the Advance/Newhouse stockholder group has the right to designate one member, and the Class B Stockholders have the power to elect the other members of the board.

Circumstances could arise in which the interests of the Class B Stockholders, as equity holders, could conflict with the interests of our Class A Stockholders and our noteholders. In addition, the Class B Stockholders may have an interest in pursuing acquisitions, divestitures and financings that could, in their judgment, enhance their investment, even though such transactions could impose risks on our Class A Stockholders and our noteholders.

Time Warner Inc. can sell control of us at any time, and sales by the Class B Stockholders could adversely affect us.

The stockholders’ agreement among the Class B Stockholders provides that, subject to the rights of first refusal of the other holders of Class B common stock, the Class B Stockholders may transfer their Class B common stock. If a holder sells all, but not less than all, of its Class B common stock as shares of Class B common stock, such holder may transfer its right to nominate Class B nominees for election to the board of directors. In addition, Advance/Newhouse has the right to participate in certain sales by the Time Warner Inc. stockholder group of its Class B common stock and any Class A common stock Time Warner Inc. may own, or Advance/Newhouse may elect to sell its shares at any time in an unrelated transaction.

Time Warner Inc. has publicly announced its intention to engage in de-leveraging initiatives, including the sale of non-strategic assets, and has indicated to us that it does not consider its investment in us to be strategic. Time Warner Inc. has informed us that, as part of its de-leveraging initiatives, it may monetize its investment in us in the future. A sale by Time Warner Inc. of some or all of its shares of our stock could adversely affect us in a variety of ways depending on the size of the transaction and whether it is done in the form of a sale of Class B common stock to a third party or as a sale of Class A common stock. For example, if Time Warner Inc. owned less than 30% of the our equity as a result of a transaction, we would be required to change our name to one such as “TW Telecom” or some other name that does not include “Time Warner.” Such a transaction could also trigger a requirement that we repurchase certain debt obligations. The sale of common stock by the Class B Stockholders could have other adverse impacts on our business that we cannot predict at this time. We do not know when, if ever, Time Warner Inc. or Advance/Newhouse may engage in any such transaction.

Each of the Class B Stockholders has veto rights over certain actions.

Under our restated certificate of incorporation, as long as the outstanding Class B common stock represents at least 50% of the aggregate voting power of both classes of common stock outstanding, the approval of 100% of the Class B Stockholders is required:

•	to permit us to provide any residential services or content services prior to May 2004;

•	to amend the restated certificate of incorporation, other than in connection with certain ministerial actions; or

•	for any direct or indirect disposition by us of capital stock of subsidiaries or assets that in either case represents substantially all our assets on a consolidated basis.

The approval of 100% of the Class B Stockholders also is required for the issuance of any additional shares of Class B common stock or any capital stock having more than one vote per share.

The Class B Stockholders and their affiliates may compete with us.

Both Time Warner Inc. and Advance/Newhouse are diversified communications providers. They are not restricted from competing with us. We are aware that affiliates of Time Warner Inc. and Advance/Newhouse offer Internet access and data services for smaller business customers that are functionally, but not technologically, similar to services that we offer and that Time Warner Cable has competed with us to gain business customers for transport services in some of our markets. They may, now or in the future, provide these or other services in competition with our services. On the other hand, our restated certificate of incorporation precludes us from offering any residential services or providing any entertainment, information or content services without the consent of the Class B Stockholders until May 2004 or earlier if the Class B Stockholders no longer hold 50% of total voting power for the board of directors. A similar provision in the capacity license agreements continues until 2028 for the service areas in which we license capacity under those agreements. Our business may be adversely affected if the Class B Stockholders or their affiliates chose to offer additional competing services.

Some of our directors may have conflicts of interest.

Some of our directors are also directors, officers, or employees of the Class B Stockholders or their affiliates. Although these directors have fiduciary obligations to us under Delaware law, they may face conflicts of interest. For example, conflicts of interest may arise with respect to certain business opportunities available to, and certain transactions involving, us. The Class B Stockholders have not adopted any special voting procedures to deal with such conflicts of interest. The resolution of these conflicts may be unfavorable to us. Our restated certificate of incorporation provides for the allocation of corporate opportunities between the Class B Stockholders and us.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as our executive officers.

Name and Age	Principal Occupation and Other Information
Larissa L. Herda (45)

Chairman since June 2001. President and Chief Executive Officer since June 1998.

Senior Vice President Sales from March 1997 to June 1998.

1989-1997 employed by MFS Telecom, Inc., a competitive local exchange carrier, most recently as Southeast Regional Vice President and General Manager.

David J. Rayner (46)

Senior Vice President and Chief Financial Officer since June 1998.

Vice President, Finance from February 1997 to May 1998.

Controller from May 1994 to February 1997.

Financial and operational management positions at Time Warner Cable from 1982 to 1994.

Paul B. Jones (57)

Senior Vice President, General Counsel and Regulatory Policy since August 1998.

Senior Vice President, Legal and Regulatory Policy from October 1993 to August 1998.

Senior Vice President, Corporate Development of Time Warner Cable Ventures from 1992-1993.

Senior Vice President and General Counsel of Warner Cable from 1986 to 1992.

Vice President, Strategy and Development of CBS Publishing Group from 1984 to 1986.

Assistant General Counsel for the FCC from 1977 to 1979.

Name and Age	Principal Occupation and Other Information
John T. Blount (45)

Executive Vice President, Field Operations since October 2000.

Senior Vice President, Sales from June 1998 to October 2000.

Regional Vice President for the Midwest and Southwest Regions from January 1997 to June 1998.

Vice President and General Manager, Milwaukee from January 1996 to January 1997.

General Manager, Milwaukee from February 1995 to January 1996.

Employed by U S WEST Enterprise from 1988 to February 1995.

Catherine A. Hemmer (45)

Executive Vice President, Corporate Operations and Engineering since April 2002.

Executive Vice President and Chief Operating Officer of Covad Communications from October 1999 to March 2002.

Vice President, Network Services of Covad Communications from August 1998 to October 1999.

Vice President and General Manager, Network Reliability and Operations of U S WEST Communications from July 1996 to August 1998.

Michael A. Rouleau (45)

Senior Vice President, Business Development and Strategy since July 2003.

Senior Vice President, Business Development from November 1999 to July 2003.

Vice President, Marketing and Product Development of Transport Service of U S WEST, Inc. from July 1997 to November 1999.

Executive Director, Marketing and Product Development of U S WEST, Inc. from April 1995 to June 1997.

Julie A. Rich (50)

Senior Vice President, Human Resources and Business Administration since April 1999.

Vice President, Human Resources and Business Administration from March 1998 to April 1999.

Owner of an independent human resources consulting practice from June 1996 to February 1998.

Founder of XEL Communications, Inc., a telecommunications manufacturer, holding positions of Director and Vice President of Human Resources from 1984 to 1996.

Mark D. Hernandez (44)

Senior Vice President and Chief Information Officer from June 2001.

Vice President, Information Technology from January 2001 to June 2001.

Vice President of Billing and Revenue Assurance from February 2000 to January 2001.

Vice President of U S WEST Long Distance from June 1996 to February 2000.

Robert W. Gaskins (51)

Senior Vice President, Corporate Development and Strategy since January 2003.

Vice President, Corporate Development from April 2001 to December 2002.

Vice President, Operations Planning, Development, and Implementation from January 1998 to March 2001.

Vice President, New Operations from August 1993 to December 1997.

Item 2.    Properties

We lease network hub sites and other facility locations and sales and administrative offices, including some from Time Warner Cable and from Bright House Networks, LLC, in each of the cities in which we operate networks. During 2003, 2002, and 2001, rental expense for our facilities and offices totaled approximately $29.6 million, $29.7 million, and $27.5 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our business operations. We currently lease approximately 94,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, and approximately 130,000 square feet of space in Greenwood Village, Colorado, and approximately 40,000 square feet of space in Englewood, Colorado, where our national operations center and other administrative functions are located.

Item 3.    Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Class A common stock has traded on the Nasdaq National Market under the symbol “TWTC” since May 12, 1999. The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters of 2003 and 2002 as reported on the Nasdaq National Market:

Period	High	Low
2003
First Quarter	$3.95	$1.92
Second Quarter	9.45	3.20
Third Quarter	9.59	5.40
Fourth Quarter	12.34	8.90

2002
First Quarter	$19.05	$5.00
Second Quarter	6.50	1.35
Third Quarter	2.16	0.47
Fourth Quarter	2.95	0.70

Dividends

We have never paid or declared any dividends and do not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for our four series of Senior Notes and the credit agreement governing our new Revolver contain covenants that effectively prevent us from paying cash dividends on our common stock for the foreseeable future.

Number of Stockholders

As of February 29, 2004, there were 354 holders of record of our Class A common stock, and six holders of record of the Class B common stock, including four wholly owned subsidiaries of Time Warner Inc., Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. We believe that there are in excess of 22,000 beneficial owners of our Class A common stock.

Item 6.    Selected Financial Data

Selected Consolidated and Combined Financial and Other Operating Data

The following table is derived in part from our audited consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share and operating data amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$361,038	373,928	391,464	245,138	147,597
Switched services	152,789	146,304	152,022	107,290	47,907
Data and Internet services	104,576	90,293	63,439	32,089	9,658
Intercarrier compensation (2)	51,188	85,049	130,782	102,817	63,591

Total revenue	669,591	695,574	737,707	487,334	268,753

Costs and expenses (3):
Operating	264,322	279,351	315,682	184,995	117,567
Selling, general, and administrative	172,925	227,007	237,698	170,722	113,389
Depreciation, amortization, and accretion	223,904	237,310	207,571	95,295	68,785
Restructure charge (4)	—	—	6,838	—	—
Impairment of assets	—	212,667	—	—	—

Total costs and expenses	661,151	956,335	767,789	451,012	299,741

Operating income (loss)	8,440	(260,761)	(30,082)	36,322	(30,988)
Interest and other income (expense), net	(93,790)	(104,674)	(99,341)	(30,409)	(28,473)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(85,350)	(365,435)	(129,423)	5,913	(59,461)
Income tax expense (benefit) (5)	1,021	600	(48,256)	4,697	29,804

Net income (loss) before cumulative effect of change in accounting principle	(86,371)	(366,035)	(81,167)	1,216	(89,265)

Cumulative effect of change in accounting principle (6)	2,965	—	—	—	—

Net income (loss)	$(89,336)	(366,035)	(81,167)	1,216	(89,265)

Basic and diluted earnings (loss) per share	$(0.78)	(3.19)	(0.71)	0.01	(0.93)

Other Operating Data:
EBITDA (2)(7)(8)	$232,344	189,216	177,489	131,617	37,797
EBITDA margin (2)(7)(9)	35%	27%	24%	27%	14%
Net cash provided by operating activities	$123,621	61,566	197,925	165,784	54,235
Capital expenditures	129,697	104,831	425,452	320,703	221,224

Operating Data (as of the end of each period presented):
Operating networks	44	44	44	24	21
Route miles	18,276	17,390	16,806	9,799	8,872
Fiber miles	898,493	823,977	758,060	366,990	332,263
DS-0 equivalents (10)	18,726,000	18,225,000	16,736,000	11,375,000	5,523,000
Digital telephone switches	41	41	41	26	19
Softswitches	12	12	9	—	—
Employees	2,009	1,893	2,661	1,834	1,259

Balance Sheet Data (as of the end of each period presented):
Cash, cash equivalents, and cash held in escrow	$353,032	506,460	365,600	250,739	90,586
Marketable debt securities	125,561	—	18,454	3,496	173,985
Property, plant, and equipment, net	1,363,247	1,455,891	1,811,096	912,172	677,106
Total assets	2,005,883	2,149,256	2,398,954	1,387,754	1,043,012
Long-term debt and capital lease obligations	1,203,383	1,206,030	1,063,368	585,107	403,627
Total stockholders’ equity	$497,799	585,235	948,713	471,767	422,916

(1)	Includes revenue resulting from transactions with affiliates of $33.4 million, $31.8 million, $25.5 million, $11.2 million, and $3.6 million in 2003, 2002, 2001, 2000, and 1999, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements that totaled $3.9 million, $19.1 million, $37.0 million, and $27.3 million, and $7.6 million in 2003, 2002, 2001, 2000, and 1999, respectively.

(3)	Includes expenses resulting from transactions with affiliates of $5.6 million, $3.7 million, $4.4 million, $4.3 million, and $9.2 million in 2003, 2002, 2001, 2000, and 1999, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these expenses.
(4)	Includes $2.4 million for a non-cash facilities impairment charge.
(5)	During 1999, we recorded a $39.4 million charge to earnings to establish a net deferred tax liability associated with the change from a limited liability company to a corporation. This change occurred immediately prior to our initial public offering.
(6)	During 2003 we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements.
(7)	“EBITDA” means net income (loss) before depreciation, amortization, and accretion, interest and other income (expense), net non-cash asset impairment charges, income tax expense (benefit), and cumulative effect of change in accounting principle. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is a measure of operating performance that investors may consider in addition to such measures. Our management believes that EBITDA is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe EBITDA trends are a valuable indication of whether our operations are able to produce cash flows to fund working capital needs, service debt obligations, and fund capital expenditures. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes, and our new Revolver. The definition of EBITDA under our new Revolver, and our four series of senior notes differs from the definition of EBITDA used in this table. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(8)	The reconciliation between net income (loss) and EBITDA is as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Net income (loss)	$(89,336)	(366,035)	(81,167)	1,216	(89,265)
Cumulative effect of change in accounting principle	2,965	—	—	—	—
Income tax expense (benefit)	1,021	600	(48,256)	4,697	29,804
Interest expense, net and other income	93,790	104,674	99,341	30,409	28,473
Impairment of assets	—	212,667	—	—	—
Depreciation, amortization and accretion	223,904	237,310	207,571	95,295	68,785

EBITDA	$232,344	189,216	177,489	131,617	37,797

(9)	EBITDA margin represents EBITDA as a percentage of revenue.
(10)	Each DS-0 equivalent provides 64 kilobits per second of bandwidth.
(11)	A reconciliation between revenue as reported and adjusted revenue is as follows (dollars in thousands):

	Year Ended December 31, 2003					Year Ended December 31, 2002
	Enterprise / End User	Carrier / ISP	Affiliates	Intercarrier Compensation	Total	Enterprise / End User	Carrier / ISP	Affiliates	Intercarrier Compensation	Total
Revenue, as reported	$289,707	$295,318	$33,378	$51,188	$669,591	$237,063	$341,705	$31,757	$85,049	$695,574
% of revenue	43%	44%	5%	8%	100%	34%	49%	5%	12%	100%
Reciprocal compensation					—					—
settlements				(3,863)	(3,863)				(19,131)	(19,131)
WorldCom settlements	—	(14,337)			(14,337)					—

					—					—
Adjusted revenue (a)	$289,707	$280,981	$33,378	$47,325	$651,391	$237,063	$341,705	$31,757	$65,918	$676,443

% of revenue	45%	43%	5%	7%	100%	35%	50%	5%	10%	100%
(a)	Adjusted revenue excludes the reciprocal compensation and WorldCom settlements because these types of settlements tend to vary in frequency and amount. Adjusted Revenue is not intended to replace reported revenue in accordance with generally accepted accounting principles in the United States.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a leading provider of managed network solutions to a wide array of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, telecommunications-intensive businesses, long distance carriers, Internet service providers, wireless communications companies, incumbent local exchange carriers, competitive local exchange carriers, and enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, state and local government and military. We operate in 44 metropolitan markets that have high concentrations of medium- and large-sized businesses.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2003, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix for fiscal years ended 2003 and 2002 breaks down as follows:

	Revenue as Reported		Adjusted Revenue (1)
	12/31/03	12/31/02	12/31/03	12/31/02
Enterprise/End Users	43%	34%	45%	35%
Carrier/ISP	44%	49%	43%	50%
Affiliates	5%	5%	5%	5%
Intercarrier Compensation	8%	12%	7%	10%

	100%	100%	100%	100%

(1)	A reconciliation between revenue as reported and adjusted revenue appears in note 11 to Item 6, “Selected Financial Data.”

As of December 31, 2003, our fiber networks spanned 18,276 route miles and contained 898,493 fiber miles. We offered service to 4,152 buildings served entirely by our facilities (on-net) and 11,934 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net) in 22 states. We continue to expand our footprint within our existing markets by expanding our network into new buildings. We have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease and we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber networks to increase customer penetration in our existing markets. We plan to expand our revenue base by increasing customer and building penetration and using available network capacity in our existing markets. Approximately two-thirds of our capital spending during 2003 was used to expand existing markets and add new buildings to provide an expanded base of potential customers;

•	Expanding our service offerings including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based services, and installing “soft switches” and other converged network elements that are smaller and more cost effective than traditional end-office switches to provide traditional voice services and to develop future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for 2003 grew 16% compared to the same period in 2002. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Targeting enterprise customers, including business and governmental customers, while still focusing on more stable carrier customers;

•	Selectively interconnecting our service areas within regional clusters with owned or leased fiber facilities in order to increase our revenue potential by addressing our customers’ regional long distance, voice, data, and video requirements; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity.

Our annual revenue increased from $55.4 million in 1997 to $737.7 million in 2001. In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue. Our revenue decreased 6% in 2002, to $695.6 million from 2001 and declined 4% in 2003, to $669.6 million. The decline in revenue resulted from customer disconnects, including service disconnections by our largest customer, WorldCom, and from a decrease in intercarrier compensation, as more fully explained later in this section.

Revenue from WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002, totaled $55.9 million in 2003, including $14.3 million resulting from the settlement with WorldCom that is discussed below, as compared to $78.3 million in 2002. We believe that we have already received all significant service disconnections relating to WorldCom’s bankruptcy proceedings; however, future changes in business operations may result in further loss of revenue to us. In September 2003, as part of the WorldCom bankruptcy proceedings, we completed a settlement with WorldCom that resolved a number of open disputes and claims (the “WorldCom Settlement”), including amounts payable to and from each party. The WorldCom Settlement provides for the continued effectiveness of the Master Capacity Agreement under which WorldCom purchases services from us. As a result of the WorldCom Settlement, we recognized $7.4 million in previously deferred revenue and reversed $15.1 million in expenses in 2003 that had previously been recorded because of uncertainties created by the bankruptcy process. The WorldCom Settlement also provided us an allowed damage claim against WorldCom for contract rejections that would have been payable after the confirmation of WorldCom’s bankruptcy plan. In 2003, we monetized and recognized as revenue this claim by selling it to a third party for $6.9 million in cash.

We continue to experience customer disconnects primarily associated with the overall economic environment and continued customer network optimization. Throughout 2002, we lost monthly revenue of $13.7 million due to customer disconnects and bankruptcies, including $1.2 million related to WorldCom. Disconnects in 2003 resulted in the loss of $13.3 million in monthly revenue, of which $3.6 million related to WorldCom. While we expect that some customers will continue to disconnect services due to network optimization, cost cutting, business contractions, bankruptcies or other customer financial difficulties, or price competition from other providers, we cannot predict the total impact on revenue from these disconnects.

Our revenue and margins may also be reduced as a result of price-cutting by other CLECs and telecommunications service providers. In particular, CLECs that are in bankruptcy or are emerging from Chapter 11 bankruptcy under a plan of reorganization have reduced debt levels and may reduce prices in order to increase their revenue. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, specifically switch and transport products, especially as existing contracts expire and we negotiate renewals.

Customers that have filed for bankruptcy or have experienced other financial difficulties have impacted our bad debt expense over the last few years. Bad debt expense as a percentage of revenue increased from 3% in 2000 to 5% in 2002. The Company had essentially no bad debt expense for 2003 due to the recovery of expenses previously recorded from the WorldCom bankruptcy that were reversed as a result of the WorldCom settlement. Excluding the impact of the WorldCom settlement of $15.1 million, bad debt expense decreased to 2% of revenue for 2003 due to successful collection efforts and a reduction of write-offs related to customer bankruptcies. The improved collections experienced in 2003 were the result of added controls, including more stringent credit reviews on new and existing customers collecting deposits on higher risk accounts, and more aggressive collection efforts. Although we have experienced an improvement in bad debt expense in 2003, there is no assurance that this trend will continue.

In response to the impact of the downturn in the telecommunications sector and revenue performance that began in 2001, we have undertaken several cost reduction measures. These measures include increased focus on collection of receivables, as discussed above, network grooming activities to reduce costs paid to other carriers, and workforce reductions in 2001 and 2002 that eliminated approximately 560 positions. Our combined operating and selling, general, and administrative costs, including the impact of the WorldCom Settlement of $15.1 million, decreased $69.1 million for the year ended December 31, 2003, as compared to 2002.

Intercarrier Compensation Revenue and Expense

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling reduced rates and capped the number of minutes for which ISP-bound traffic can be compensated. This ruling further reduced rates in late June 2003. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 4% and 7% of revenue for the years ended December 31, 2003 and 2002, respectively. The FCC indicated that it intends to commence further rulemaking on reciprocal compensation in 2004. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. In June 2001, the FCC began regulating CLECs’ interstate switched access charges. Our rates were reduced pursuant to that order and will continue to decline through June 2004 to parity with the rates of the ILEC in each of our service areas. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. The order does not affect the rates stipulated in our contracts with certain long distance carriers, although certain contracts provide for access rate reductions in relation to volume commitments. We experienced mandatory rate decreases in June 2003 and expect that switched access revenue will continue to decline as a percentage of revenue due to future mandated and contractual rate reductions. Switched access revenue represented 4% and 5% of total revenue for the years ended December 31, 2003 and 2002, respectively.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to VoIP traffic that originates and terminates in different local service areas is subject to local access charges, which are significantly higher than the reciprocal compensation rates currently charged. The FCC is expected to open a proceeding to resolve the uncertainty in 2004. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic which could contribute to incrementally higher intercarrier compensation expense to us.

Related Parties

In the normal course of business, we engage in various transactions with affiliates of our Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. We benefit from our relationship with Time Warner Cable both through access to local rights-of-way and construction cost sharing. We have similar arrangements with a partnership owned by affiliates of our Class B Stockholders that is currently managed by Bright House Networks, LLC, an affiliate of Advance Telecom Holdings Corporation and Newhouse Telecom Holding Corporation. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable or Bright House Networks, LLC. As of December 31, 2003, our property, plant, and equipment included $185.8 million in licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House Networks, LLC negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of Time Warner Inc. and from Bright House Networks, LLC for office rent, utilities, and other administrative costs. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. We provide dedicated transport services, switched services and data and Internet services to affiliates of Time Warner Inc. and to Bright House Networks, LLC. Revenue for services we provide to Time Warner Inc. affiliates and Bright House Networks, LLC was $33.2 million and $0.2 million for the year ended December 31, 2003, respectively. Revenue from affiliates represented approximately 5% of our total revenue in 2003. We expect that revenue from the ISP portion of Time Warner’s business will decline in the future as Time Warner’s affiliates use more of their own facilities. Operating and selling, general, and administrative expenses for expenses paid to Time Warner Cable and Bright House Networks, LLC totaled $5.0 million and $0.5 million for the year ended December 2003, respectively.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

a.	it requires assumptions to be made that were uncertain at the time the estimate was made; and

b.	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Impairment of Long-lived Assets

We periodically assess our ability to recover the carrying amount of property, plant and equipment and intangible assets which requires an assessment of risk associated with our ability to generate sufficient future cash flows from these assets. If we determine that the future cash flows expected to be generated by a particular asset do not exceed the carrying value of that asset, we recognize a charge to write down the value of the asset to its fair value.

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of the 44 markets and our western long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary.

If we were to change assumptions in such a way as to reduce the amount of future cash flows expected from any particular asset, in some cases we would be required to recognize asset impairment losses in our results of operations. For example, a hypothetical 20% reduction in the projected cash flows for each market would result in an asset impairment of approximately $6 million, and a 30% reduction would result in an impairment of approximately $80 million as of December 31, 2003.

Regulatory and other Contingencies

We are subject to significant government regulation, some of which is in a state of flux due to challenges of existing rules. Such regulation is subject to different interpretations, inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights of way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. A 10% unfavorable change in the estimates used for such reserves would result in an increase in net loss of approximately $10 million.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At December 31, 2003, our net deferred tax asset after a valuation allowance of $172.8 million is $58.5 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions represent our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. Recording an additional valuation allowance of $58.5 million would result in additional tax expense of $15.9 million and a charge to additional paid in capital of $42.6 million. The charge to additional paid in capital represents previously recognized tax benefits associated with stock option exercises that were recorded to additional paid in capital.

Revenue and Receivables

Our services are complex and our tariffs and contracts may be correspondingly complex and subject to interpretations causing disputes over billing. In addition, changes in and interpretations of regulatory rulings creates uncertainty and may cause disputes over minutes of use, rates or other provisions of our service. As such, we defer recognition of revenue until cash is collected on certain of our components of revenue, including reciprocal compensation, contract termination charges and portions of our late fees. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis.

Other Estimates

In addition, there are other accounting estimates reflected in our consolidated financial statements, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

We believe the current assumptions and other considerations used to estimate amounts reflected in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, on our financial condition.

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2003		2002		2001
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$361,038	54%	$373,928	54%	$391,464	53%
Switched services	152,789	23	146,304	21	152,022	21
Data and Internet services	104,576	16	90,293	13	63,439	8
Intercarrier compensation (2)	51,188	7	85,049	12	130,782	18

Total revenue	669,591	100	695,574	100	737,707	100

Costs and expenses (3):
Operating	264,322	39	279,351	40	315,682	43
Selling, general, and administrative	172,925	26	227,007	33	237,698	32
Depreciation, amortization, and accretion	223,904	34	237,310	34	207,571	28
Restructure charge (4)	—	—	—	—	6,838	1
Impairment of assets	—	—	212,667	31	—	—

Total costs and expenses	661,151	99	956,335	138	767,789	104

Operating income (loss)	8,440	1	(260,761)	-38	(30,082)	-4
Interest expense	(103,642)	-15	(107,279)	-15	(115,080)	-16
Interest income	5,858	1	5,845	1	18,703	2
Investment gains, (losses), net	3,994	—	(3,240)	—	(2,964)	—

Loss before income taxes and cumulative effect of change in accounting principle	(85,350)	-13	(365,435)	-52	(129,423)	-18
Income tax expense (benefit)	1,021	—	600	—	(48,256)	-7

Net loss before cumulative effect of change in accounting principle	(86,371)	-13	(366,035)	-52	(81,167)	-11
Cumulative effect of change in accounting principle (5)	2,965		—		—

Net loss	$(89,336)	-13%	$(366,035)	-52%	$(81,167)	-11%

Basic and diluted loss per common share	$(0.78)		$(3.19)		$(0.71)
Weighted average shares outstanding, basic and diluted	114,998		114,786		113,730
EBITDA (2)(7)(8)	$232,344	35%	$189,216	27%	$177,489	24%
Net cash provided by operating activities	123,621		61,566		197,925
Net cash used in investing activities	(250,685)		(83,965)		(1,087,806)
Net cash (used in) provided by financing activities	$(26,364)		$163,259		$1,004,742

(1)	Includes revenue resulting from transactions with affiliates of $33.4 million, $31.8 million, and $25.5 million in 2003, 2002 and 2001, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements that totaled $3.9 million, $19.1 million, and $37.0 million in 2003, 2002 and 2001, respectively.

(3)	Includes expenses resulting from transactions with affiliates of $5.6 million, $3.7 million, and $4.4 million in 2003, 2002 and 2001, respectively.
(4)	Includes a $2.4 million non-cash facilities impairment charge.
(5)	During 2003 we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements for an explanation of the transaction.
(6)	“EBITDA” is defined as net loss before depreciation, amortization and accretion, interest expense, interest income, investment gains (losses), non-cash impairment of assets, and income tax expense (benefit). EBITDA is not intended to replace operating income (loss), net loss, cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes, and our Revolver. The definition of EBITDA under our credit facility differs from the definition of EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between net income (loss) and EBITDA appears in note 8 to Item 6, “Selected Financial Data.”.
(7)	EBITDA margin represents EBITDA as a percentage of revenue.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

During 2003, we recognized the benefits of the WorldCom Settlement that is discussed above under “Overview.” We are separately presenting certain data in the table below to aid investors in understanding the impact of the WorldCom Settlement on our results, to give investors a better understanding of our ongoing operations, and to enhance comparability between periods.

	Year Ended December 31, 2003
	As Reported	WorldCom Settlement	Net of Settlement
Dedicated transport services	$361,038	$6,949	$354,089
Switched services	152,789	95	152,694
Data and Internet services	104,576	7,293	97,283
Intercarrier compensation	51,188	—	51,188

Total revenue	669,591	14,337	655,254
Operating costs	264,322	—	264,322
Selling, general, and administrative	172,925	15,128	188,053
Depreciation, amortization, and accretion	223,904	—	223,904

Operating income (loss)	$8,440	$(29,465)	$(21,025)

Net loss	$(89,336)	$(29,465)	$(118,801)

Revenue.    Revenue decreased $26.0 million, or 4%, to $669.6 million for 2003 from $695.6 million for 2002. Revenue from the provision of dedicated transport services decreased $12.9 million, or 3%, to $361.0 million for 2003 from $373.9 million for 2002. The decrease in dedicated transport revenue resulted primarily from service disconnections.

Switched service revenue increased $6.5 million, or 4%, to $152.8 million for 2003 from $146.3 million for 2002. The increase primarily resulted from an increase in contract termination revenue and growth in long distance, somewhat offset by customer disconnections, predominately those by WorldCom.

Data and Internet services revenue increased $14.3 million, or 16%, to $104.6 million for 2003 from $90.3 million for 2002. The increase primarily resulted from growth in enterprise customers, their demand for Internet services and new IP and Ethernet based products. The increase was diminished by the reduction in revenue from WorldCom, of $13.3 million, net of $7.3 million related to the WorldCom Settlement.

Revenue from our largest customer, WorldCom, which filed for Chapter 11 bankruptcy protection in July 2002, was $55.9 million in 2003, including $14.3 million resulting from the WorldCom Settlement. Excluding the favorable settlement revenue, we lost $36.7 million in revenue from WorldCom in 2003.

Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $33.9 million, or 40%, to $51.2 million for 2003 from $85.0 million for 2002. The decrease includes a reduction in reciprocal compensation settlements from $19.1 million in 2002 to $3.9 million in 2003, and a 28% decrease related to a reduction in rates resulting from FCC orders and customer agreements and reduced minutes of use terminating on our network primarily related to disconnects from ISPs. We anticipate that intercarrier compensation will continue to decline due to mandated rate reductions through June 2004.

Operating Expenses.    Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs incurred from the ILECs, other carriers, and long distance providers for facility leases and interconnection. Operating expenses decreased $15.0 million, or 5%, to $264.3 million for 2003 from $279.4 million for 2002. As a percentage of total revenue, operating expenses decreased to 39% for 2003 from 40% for 2002. The decrease in operating expenses is primarily due to a decrease in costs incurred from other telecommunication providers of $8.4 million, and cost savings from the workforce reductions in 2002 and other employee related costs of $6.6 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering, and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses decreased $54.1 million, or 24%, to $172.9 million for 2003 from $227.0 million for 2002. Selling, general, and administrative expenses were 26% and 33% of revenue for 2003 and 2002, respectively. Bad debt expense decreased $36.2 million in 2003 compared to 2002, which included effects of the WorldCom Settlement of $15.1 million and the success of our credit and collections efforts. Bad debt expense exclusive of the WorldCom Settlement represented 2% and 5% of total revenue for 2003 and 2002, respectively. The remaining decrease of $17.9 million related to reduced property taxes in 2003, tax refunds received and lower personnel costs due to the reduction in workforce in 2002.

Depreciation, Amortization, and Accretion.    Depreciation, amortization, and accretion decreased $13.4 million, or 6%, to $223.9 million for 2003 from $237.3 million for 2002. The decrease was primarily attributable to lower property, plant, and equipment as a result of the asset impairment charge recognized in 2002 partially offset by the property, plant and equipment purchases made throughout 2002 and 2003.

Interest Expense.    Interest expense decreased $3.6 million to $103.6 million in 2003 from $107.3 million for 2002. The decrease in interest expense reflects a decline in the variable interest rates applicable to amounts outstanding under our senior secured credit facility. The variable rate based on a specific Eurodollar rate was 5.1% for the outstanding term loan B and 2.9% for the senior delayed draw facility, at December 31, 2003, as compared to 5.4% for the term loan B and 3.6% for the senior delayed draw facility at December 31, 2002. The interest rate decrease was partially offset by an additional $170 million draw on the credit facility during 2002.

Investment Gains (Losses).    During 2003, we sold certain investments and recognized a gain of $4.0 million. During 2002, we recognized investment losses of $3.2 million when we determined that losses on certain investments were not temporary in nature.

Income Taxes.    Income tax expense increased to $1.0 million for 2003 compared to $0.6 million for 2002. During 2002, we established a valuation allowance for deferred taxes and as of December 31, 2003 our valuation allowance was $172.8 million that reduces our net deferred tax asset. As of December 31, 2003, net deferred tax assets totaled $58.5 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.5 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Cumulative Effect of Change in Accounting Principle.    Effective January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation at December 31, 2003 was $6.5 million due to the accretion of the liability.

Net Loss and EBITDA.    Net loss decreased $276.7 million to $89.3 million for 2003 from $366.0 million for 2002. The change primarily resulted from $212.7 million in impairment charges in 2002, the $29.5 million favorable settlement with WorldCom, and cost reductions, partially offset by a decrease in revenue noted above. EBITDA increased $43.1 million, or 23%, to $232.3 million for 2003 from $189.2 million for 2002. This improvement was primarily the result of the favorable settlement with WorldCom of $29.5 million, and cost reductions partially offset by a decrease in revenue noted above.

EBITDA is calculated by excluding the non-cash impacts of depreciation, accretion, amortization, and asset impairment from operating income or loss. We believe that EBITDA trends are a valuable indicator of whether our operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by EBITDA for these purposes. Although we expect to continue to generate positive EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements, comply with our debt covenants, and service our indebtedness.

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

The components of the restructure charge and the amounts paid and accrued as of December 31, 2002 are as follows:

	Total Charge	Paid in 2001	Non-Cash	Accrued at 12/31/01	Paid in 2002	Adjustments	Accrued at 12/31/02	Paid in 2003	Accrued at 12/31/03
	(amounts in thousands)
Employee severance	$2,670	(1,138)	—	1,532	(1,512)	(20)	—	—	—
Facilities impairment	2,359	—	(2,359)	—	—	691 *	—	—	—
Facility operating costs	601	(68)	—	533	(393)	(132)	8	(8)	—
Contractual lease commitments	628	—	—	628	(409)	(31)	188	(188)	—
Other restructure expenses	580	(142)	—	438	(24)	(414)	—	—	—

	$6,838	(1,348)	(2,359)	3,131	(2,338)	94	196	(196)	—

*	Non-cash adjustment

The building and related facilities were sold in December 2002 for net proceeds of approximately $2.2 million, approximately $0.7 million less than initially anticipated. Actual expenses related to facility operating costs and other restructure expenses were less than initially anticipated by $0.6 million. The $0.1 million net amount of 2002 expenses, consisting of $0.7 million in additional losses on the sale of facilities and the reversal of $0.6 million in accruals for other restructure expenses, was classified as selling, general, and administrative expense in the 2002 statement of operations. All amounts accrued at December 31, 2002 were paid in 2003.

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

Depreciation and Amortization.    Depreciation and amortization increased $29.7 million, or 14%, to $237.3 million for 2002 from $207.6 million for 2001. The increase in depreciation and amortization was primarily attributable to property, plant, and equipment purchases made throughout 2001 and 2002.

Impairment of Assets.    In the fourth quarter of 2002, we recorded a $212.7 million impairment charge pursuant to Statement of Accounting Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The non-cash impairment charge primarily relates to the long haul network acquired from GST in January 2001, and, to a lesser degree, certain other local network assets. We acquired the assets from GST to increase our market presence in the western United States. The acquisition included networks in 15 local markets and a 4,210-mile regional network. Since the time of the acquisition, over-capacity in the long haul sector and a weaker economy led to decreased demand and significant price erosion surrounding inter-city transport services. We generate revenue from these networks and will continue to do so in the future. The impairment reflects slower than expected growth in cash flows. The $212.7 million charge represents the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying values. Significant estimates and assumptions used to value these assets include estimates of future revenue growth, margins, and future investment in property, plant, and equipment.

Interest Expense.    Interest expense decreased $7.8 million to $107.3 million in 2002 from $115.1 million for 2001. In the first quarter of 2001, we incurred a $5.8 million charge to write off costs related to a $700 million senior unsecured bridge facility used to initially finance the acquisition of the GST assets. The decrease in interest expense also reflects a decline in the variable interest rates applicable to amounts outstanding under our credit facility. The variable rate based on a specific Eurodollar rate, was 5.38% for the outstanding term loan B and 3.63% for the senior delayed draw facility that we drew down in October 2002, at December 31,

2002, as compared to 6.1% for the term loan B at December 31, 2001. The interest rate decrease was partially offset by a decrease in the amount of interest capitalized due to a reduction in capital spending in 2002 and an additional $170 million draw on the credit facility.

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

Net Loss.    Net loss increased $284.9 million to $366.0 million for 2002 from $81.2 million for 2001. The change primarily resulted from $212.7 million in impairment charges, the $48.9 million change in income taxes, and the $42.1 million decrease in revenue, including a $17.9 million decrease in reciprocal compensation settlements.

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

Operations.    Cash provided by operating activities increased $62.1 million for 2003 compared to 2002 primarily related to a reduction in bad debt expense from the success of our credit and collections efforts, cost savings initiatives, and the sale of the WorldCom claim.

Cash provided by operating activities decreased $136.4 million for 2002 compared to 2001 primarily related to changes in working capital. The change in working capital was the result of the timing of payments for current liabilities in 2001 that were paid in 2002 partly related to the growth in spending from the GST acquisition.

Investing.    Cash used in investing activities was $250.7 million in 2003 compared to $84.0 million for 2002. The increase of $166.7 million primarily relates to capital expenditures and net purchases of marketable debt securities. Our marketable debt securities increased to $125.6 million as of December 31, 2003 compared to no marketable debt securities as of December 31, 2002 as we sought the enhanced rate of return on securities not classified as cash equivalents. Capital expenditures in 2003 were $129.7 million of which approximately two-thirds was spent to expand networks in existing markets and add new buildings to our network, compared to $104.8 million in 2002.

Cash used in investing activities was $84.0 million for 2002 compared to $1.1 billion for 2001. During 2001, we used the proceeds from the issuance of common stock and a portion of the proceeds from the issuance of debt to fund the GST asset acquisition, capital expenditures, and net purchases of marketable debt securities. Capital expenditures for 2001 were $425.5 million and included expansion into five new markets, capital expansion for the markets acquired from GST, and investment in additional existing operations. Capital expenditures in 2002 were $104.8 million and were limited to building entries, electronics, and distribution rings based on specific revenue opportunities in existing markets, capital items related to infrastructure maintenance, and upgrades and enhancements to our back office systems.

Financing.    Financing activities used $26.4 million in cash in 2003, primarily related to the payment of principal on the indebtedness outstanding under our senior secured credit facility. Financing activities provided $163.3 million and $1.0 billion in net cash in 2002 and 2001, respectively. During 2002, we increased our borrowings under the credit facility to $420 million by drawing down $220 million on the senior delayed draw loan facilities available that would have expired on January 10, 2003, and repaid $50 million of the $250 million term loan B.

During 2001, we issued $400 million principal amount of 10 1/8% Senior Notes due 2011 and 7,475,000 shares of Class A common stock in a public offering at an offering price of $74 7/16 per share. We used the proceeds from the issuance of the 10 1/8% Senior Notes and a portion of the proceeds from the issuance of the Class A common stock to repay a senior unsecured bridge loan facility under which we borrowed $700 million to initially finance the purchase of the GST assets and pay related fees and expenses.

As of December 31, 2003, we maintained a senior secured credit facility with lender commitments of $800 million of which $420 million had been drawn and $396 million was outstanding. On February 20, 2004, the Company’s wholly owned subsidiary, Time Warner Telecom Holdings, Inc. (“Holdings”) issued $440 million in Senior Notes and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”) that is currently undrawn to replace the existing Senior Secured Credit Facility. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Time Warner Telecom Holdings, a subsidiary of the Company. The 2011 Notes are guaranteed by the Company and certain of its and Holdings’ subsidiaries subject to certain limits. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate set at February 20, 2004, the rate was 5.12% and interest payments would be approximately $10.6 million for 2004.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014” Notes”) are unsecured, unsubordinated obligations of Time Warner Telecom Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes. Interest is payable semiannually on February 15 and August 15. The 9 1/4% Senior Notes are due on February 15, 2014. The notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply.

The Company used a portion of the proceeds to prepay the outstanding indebtedness under its existing Senior Secured Credit Facility. Due to the subsequent financing and the repayment of the Senior Secured Credit Facility, debt that would have been classified as current under the existing Senior Secured Credit Facility has been classified as long term in the accompanying Consolidated Financial Statements.

The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 are our unsecured, unsubordinated obligations. Interest on the 9 3/4% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the 9 3/4% Senior Notes are approximately $39 million. The 9 3/4% Senior Notes are due on July 15, 2008.

The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are our unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on

February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011.

Our four series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase our outstanding four series of Senior Notes for cash or equity securities in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of February 29, 2004. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

In 2003, we used cash of $153.4 million, of which $125.6 million was used to purchase marketable debt securities, net of proceeds of maturities. In 2004, we similarly expect that cash from operations, along with cash, cash equivalents and marketable debt securities will provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, marketable debt securities, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the financial and other covenants contained in the credit agreement and our continued ability to make certain representations and warranties. These representations include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we believe that we presently meet all of the conditions to making draws under the Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

Our Revolver contains certain financial covenants, including leverage and interest coverage ratios and limitations on capital expenditures. These ratios are primarily derived from EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding.

A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including further deterioration of the economy, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting measures to maintain required EBITDA levels or to enhance liquidity.

The Revolver also limits our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver also includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as our four series of Senior Notes. In addition, the lenders may declare a default if a change of voting control occurs as defined in the Revolver agreement. If we do not meet these covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants and we could potentially be subject to an acceleration of the repayment date if we have borrowed under the facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guaranties for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments.    The following table summarizes our long-term commitments as of December 31, 2003, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations, as adjusted for the impact of the issue of the 2011 Notes, and 9¼% Senior Notes and the repayment of the credit facility that occurred in February 2004.

Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$400 million 9¾% Senior Notes	$400,000	—	—	—	—	400,000	—
$400 million 10?% Senior Notes	400,000	—	—	—	—	—	400,000
$240 million Floating Rate Senior Notes	240,000	—	—	—	—	—	240,000
$200 million 9¼% Senior Notes	200,000	—	—	—	—	—	200,000

Total Principal payments	1,240,000	—	—	—	—	400,000	840,000
Capital lease obligations including interest (1)	15,237	1,546	1,392	1,328	1,000	1,007	8,964
Operating lease obligations	177,072	30,124	24,597	20,623	15,721	13,674	72,333
Fixed maintenance obligations	68,865	3,353	3,272	3,272	3,272	3,272	52,424
Purchase obligations
Purchase orders (2)	15,020	15,020	—	—	—	—	—
Network costs (3)	106,008	51,272	25,326	15,793	9,612	3,940	65

Total	1,622,202	101,315	54,587	41,016	29,605	421,893	973,786

(1)	Includes amount representing interest of $7.3 million.
(2)	Includes outstanding purchase orders initiated in the normal course of business for operating and capital expenditures.
(3)	Includes services purchased from other carriers to transport a portion of our traffic to the end user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require we maintain certain commitment levels to obtain favorable pricing. Some services may be purchased under contracts that are subject to contract termination costs, or penalties, if services are disconnected before the end of the term.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and marketable debt securities. To mitigate the impact of fluctuations in interest rates, we seek to enter into fixed rate investing arrangements to the extent possible.

The following table provides information at December 31, 2003 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2003 Maturities
(dollar amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$8,712
Weighted average interest rate	1%
Debt securities	$452,245
Weighted average interest rate	1%

At December 31, 2003, the fair value of our fixed rate 9 3/4% Senior Notes due 2008 and our fixed rate 10 1/8% Senior Notes due 2011 were $412 and $426 million, respectively as compared to a carrying value of $400 million each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Interest on the 2011 notes varies based on a specified LIBOR rate. Based on the $240 million outstanding balance as of February 29, 2004, a one-percent change in the applicable rate would change the amount of interest paid by $2.4 million for 2004.

Item 8.    Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

As of December 31, 2003, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2003. There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Code of Ethics

We have adopted a Code of Ethics for directors and officers (including our principal executive officer principal financial officer, chief accounting officer, controller and treasurer) which is available at our website at www.twtelecom.com under “Investors.” Stockholders may request a free copy of the Code of Ethics from:

Time Warner Telecom Inc.

Attn: Investor Relations

10475 Park Meadows Drive

Littleton, CO 80124

Item 10.    Directors of the Registrant

The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2004 (“the Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance will appear under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This portion of the Proxy Statement is incorporated by reference.

Item 11.    Executive Compensation and Other Information

The information required by this item appears under the heading “Summary of Compensation” in our proxy statement. This portion of the Proxy Statement is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item appears under the heading “Time Warner Telecom Share Ownership” in our Proxy Statement. This portion of the Proxy Statement is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, and is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding our principal auditor fees and services is set forth under “Proposal 3: Ratification of Appointment of Independent Auditors” in our Proxy Statement and is incorporated by reference.

GLOSSARY

Access Charges.    The fees paid by long distance carriers for the local connections between the long distance carriers’ networks and the long distance carriers’ customers.

Broadcast Video TV-1.    This service provides dedicated transport of broadcast quality video signals.

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

NLAN.    Native Local Area Network-an interconnection of computers for the purpose of sharing files that does not require protocol conversion between the networks.

Node.    A point of connection into a fiber optic network.

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

VoIP (Voice over Internet Protocol).    The technology used to transmit voice conversations over a data network using the Internet protocol.

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
2.1

—Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

2.2	—Merger Agreement among the Company, Time Warner Telecom LLC and Time Warner Telecom Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
2.3

—Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *

3.1	—Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
3.2	—Restated By-laws of the Company (filed as Exhibit 3.2 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
4.1

—Stockholders’ Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

4.2

—Amendment No. 1 to Stockholders’ Agreement among Time Warner Telecom Inc., Time Warner Companies Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAI Inc., FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and Advance/Newhouse Partnerships *

4.3

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for Second Priority Senior Secured Floating Rate Notes due 2011.

4.4

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014.

4.5

—Indenture between Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-49818)) *

4.6

—Indenture between Time Warner Telecom LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner Telecom LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

4.7

—Registration Rights Agreement dated February 20, 2004 among Time Warner Telecom Holdings Inc. and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc and Wachovia Capital Markets Inc.

Exhibit Number	Description of Exhibit
10.1

—Lease between Quebec Court Joint Venture No. 2, Landlord, and Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994 (filed as Exhibit 10.1 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.2

—Agreement for Assignment of Lease, dated September 12, 1997, between Ingram Micro Inc. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.2 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.3

—First Amendment to Lease, dated October 15, 1997, by CarrAmerica Realty, L.P. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.3 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.4	—Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
10.5	—Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)*
10.6	—Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.7	—Employment Agreement between the Company and Mark D. Hernandez (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)*
10.8	—Employment Agreement between the Company and David J. Rayner (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.9	—Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.9 to the Company’s Annual report on Form 10-K for the year ended December 31, 2002)*
10.10	—Employment Agreement between the Company and Michael A. Rouleau (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.11	—Employment Agreement between the Company and Julie A. Rich (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12	—Employment Agreement between the Company and Catherine A. Hemmer (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.13	—Employment Agreement between the Company and Robert W. Gaskins (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.14	—Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.15	—Trade Name License Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.16	—Amendment No. 2 to Trade Name License Agreement with Time Warner Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.17

—Master Capacity Agreement between MCImetro Access Transmission Services, Inc. and Time Warner Communications dated September 9, 1994, as amended on September 9, 1999 and August 28, 1997 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

10.18	—Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*
10.19

—Revolving Credit Agreement dated as of February 20, 2004 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding Inc., Wachovia Bank, National Association and Bear Stearnes Corporate Lending Inc.

21	—Subsidiaries of the Company
23	—Consent of Ernst & Young LLP, Independent Auditors
31.1	—Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

(b)	Reports on Form 8-K.

(i)	Form 8-K dated October 28, 2003 furnishing our third quarter 2003 press release.

(ii)	Form 8-K dated November 18, 2003 furnishing our presentation for Credit Suisse First Boston High Yield Media and Telecom conference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

TIME WARNER TELECOM INC.

By:	/s/ DAVID J. RAYNER

David J. Rayner Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President, and Chief Executive Officer	March 12, 2004

(ii) Principal Financial Officer

/s/ DAVID J. RAYNER David J. Rayner	Senior Vice President and Chief Financial Officer	March 12, 2004

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Vice President, Accounting and Finance and Chief Accounting Officer	March 12, 2004

(iv) Directors

/s/ GLENN A. BRITT Glenn A. Britt	Director	March 12, 2004

/s/ RICHARD J. DAVIES Richard J. Davies	Director	March 12, 2004

/s/ SPENCER B. HAYS Spencer B. Hays	Director	March 12, 2004

/s/ LARISSA L. HERDA Larissa L. Herda	Director	March 12, 2004

/s/ ROBERT D. MARCUS Robert D. Marcus	Director	March 12, 2004

/s/ ROBERT J. MIRON Robert J. Miron	Director	March 12, 2004

/s/ ANTHONY R. MULLER Anthony R. Muller	Director	March 12, 2004

/s/ THEODORE H. SCHELL Theodore H. Schell	Director	March 12, 2004

/s/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director	March 12, 2004

Time Warner Telecom Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Time Warner Telecom Inc:

We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed on the index at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Denver, Colorado

January 27, 2004,

except for Note 12, as to which the date is

February 20, 2004

TIME WARNER TELECOM INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(amounts in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$353,032	506,460
Marketable debt securities (note 4)	125,561	—
Receivables, less allowances of $15,011 and $21,946, respectively (a)	42,969	59,989
Prepaid expenses and other current assets	10,511	11,056
Deferred income taxes (note 7)	22,414	21,961

Total current assets	554,487	599,466

Property, plant and equipment	2,215,523	2,103,717
Less accumulated depreciation	(852,276)	(647,826)

	1,363,247	1,455,891

Deferred income taxes (note 7)	36,060	36,880
Goodwill, net of accumulated amortization	26,773	26,773
Other assets, net of accumulated amortization (note 1)	25,316	30,246

Total assets	$2,005,883	2,149,256

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (b)	$40,096	39,194
Deferred revenue	29,053	42,659
Accrued taxes, franchise and other fees	72,951	72,018
Accrued interest	35,078	36,141
Accrued payroll and benefits	28,402	31,041
Accrued restructure costs (note 3)	—	196
Accrued carrier costs	61,459	74,949
Current portion debt and capital lease obligations (notes 5 and 9)	525	26,005
Other current liabilities	30,650	35,788

Total current liabilities	298,214	357,991

Long-term debt and capital lease obligations (notes 5 and 9)	1,203,383	1,206,030
Other long-term liabilities	6,487	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 49,355,252 and 48,990,768 shares issued and outstanding in 2003 and 2002, respectively	493	489
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2003 and 2002	659	659
Additional paid-in capital	1,169,633	1,167,765
Accumulated other comprehensive income, net of taxes	417	389
Accumulated deficit	(673,403)	(584,067)

Total stockholders’ equity	497,799	585,235

Total liabilities and stockholders’ equity	$2,005,883	2,149,256

(a) Includes receivables resulting from transactions with affiliates (note 6)	$4,332	5,840

(b) Includes payables resulting from transactions with affiliates (note 6)	$6,092	5,599

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$361,038	373,928	391,464
Switched services	152,789	146,304	152,022
Data and Internet services	104,576	90,293	63,439
Intercarrier compensation	51,188	85,049	130,782

Total revenue	669,591	695,574	737,707

Costs and expenses (b):
Operating	264,322	279,351	315,682
Selling, general and administrative	172,925	227,007	237,698
Depreciation, amortization, and accretion	223,904	237,310	207,571
Restructure charge (note 3)	—	—	6,838
Impairment of assets	—	212,667	—

Total costs and expenses	661,151	956,335	767,789

Operating income (loss)	8,440	(260,761)	(30,082)
Interest expense	(103,642)	(107,279)	(115,080)
Interest income	5,858	5,845	18,703
Investment gains(losses), net	3,994	(3,240)	(2,964)

Loss before income taxes and cumulative effect of change in accounting principle	(85,350)	(365,435)	(129,423)
Income tax expense(benefit) (note 7)	1,021	600	(48,256)

Net loss before cumulative effect of change in accounting principle	(86,371)	(366,035)	(81,167)
Cumulative effect of change in accounting principle (note 1)	2,965	—	—

Net loss	$(89,336)	(366,035)	(81,167)

Amounts per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.75)	(3.19)	(0.71)
Cumulative effect of change in accounting principle (note 1)	(0.03)	—	—

Net loss	$(0.78)	(3.19)	(0.71)

Weighted average shares outstanding, Basic and Diluted	114,998	114,786	113,730

(a) Includes revenue resulting from transactions with affiliates (note 6)	$33,378	31,757	25,544

(b) Includes expenses resulting from transactions with affiliates (note 6):
Operating	$3,685	2,630	2,751

Selling, general and administrative	$1,894	1,041	1,644

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(89,336)	(366,035)	(81,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	223,904	237,310	207,571
Cumulative effect of change in accounting principle	2,965	—	—
Amortization of deferred debt issue costs	4,514	4,575	4,484
Impairment of assets related to restructure charge	—	(694)	2,359
Impairment of deferred debt issue costs	—	1,951	5,814
Investment (gains) losses, net	(3,994)	3,240	2,964
Deferred income tax benefit	—	—	(49,314)
Stock based compensation	1,481	1,595	694
Impairment of assets	—	212,667	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	17,490	18,662	31,701
Accounts payable	1,177	(45,072)	11,969
Accrued interest	(591)	(1,961)	17,994
Accrued payroll and benefits	(2,639)	3,033	4,357
Other current liabilities	(31,154)	(5,464)	35,371
Accrued restructure costs	(196)	(2,241)	3,128

Net cash provided by operating activities	123,621	61,566	197,925

Cash flows from investing activities:
Capital expenditures	(129,697)	(104,831)	(425,452)
Cash paid for acquisitions, net of cash acquired	—	—	(651,689)
Purchases of marketable debt securities	(260,508)	(8,546)	(89,582)
Proceeds from maturities of marketable debt securities	134,947	27,000	74,624
Proceeds from sale of assets	176	2,412	—
Proceeds from sale of investments	4,397	—	—
Other investing activities	—	—	4,293

Net cash used in investing activities	(250,685)	(83,965)	(1,087,806)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	532,178
Net proceeds from issuance of debt	—	216,770	1,160,667
Repayment of debt	(24,000)	(50,000)	(700,000)
Net proceeds from issuance of common stock upon exercise of stock options	806	145	12,766
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	285	222	1,968
Payment of capital lease obligations	(3,455)	(3,878)	(2,837)

Net cash (used in) provided by financing activities	(26,364)	163,259	1,004,742

(Decrease) Increase in cash, cash equivalents, and cash held in escrow	(153,428)	140,860	114,861
Cash, cash equivalents, and cash held in escrow at beginning of year	506,460	365,600	250,739

Cash, cash equivalents, and cash held in escrow at end of year	$353,032	506,460	365,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$101,393	105,141	93,720

Tax benefit related to exercise of non-qualified stock options	$(700)	—	17,205

Cash paid for income taxes	$1,332	967	992

Cancellation of capital lease obligation	$3,194	1,507	—

Addition of capital lease obligation	$2,152	—	—

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income (loss), net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2001	33,702	$337	72,227	$722	601,081	6,492	(136,865)	471,767
Change in unrealized holding loss for available-for-sale security, net of taxes	—	—	—	—	—	(5,108)	—	(5,108)
Net loss	—	—	—	—	—	—	(81,167)	(81,167)

Comprehensive loss	—	—	—	—	—	—	—	(86,275)

Realized holding gain on available-for sale security, net of tax	—	—	—	—	—	(1,590)	—	(1,590)
Issuance of common stock, net of offering expenses of $24,243	7,475	75	—	—	532,103	—	—	532,178
Shares issued for cash in connection with the exercise of stock options	947	9	—	—	29,962	—	—	29,971
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	1,967	—	—	1,968
Conversion of shares by related party	6,290	63	(6,290)	(63)	—	—	—	—
Stock based compensation	275	3	—	—	691	—	—	694

Balance at December 31, 2001	48,789	$488	65,937	$659	1,165,804	(206)	(218,032)	948,713
Change in unrealized holding gain for available-for-sale securities, net of taxes	—	—	—	—	—	595	—	595
Net loss	—	—	—	—	—		(366,035)	(366,035)

Comprehensive loss	—	—	—	—	—	—	—	(365,440)

Shares issued for cash in connection with the exercise of stock options	10	—	—	—	145	—	—	145
Shares issued for cash in connection with the employee stock purchase plan	167	1	—	—	221	—	—	222
Stock-based compensation	25	—	—	—	1,595	—	—	1,595

Balance at December 31, 2002	48,991	$489	65,937	$659	1,167,765	389	(584,067)	585,235
Change in unrealized holding gain for available for-sale securities, net of taxes	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(89,336)	(89,336)

Comprehensive loss	—	—	—	—	—	—	—	(89,308)

Shares issued for cash in connection with the exercise of stock options	214	2	—	—	104	—	—	106
Shares issued for cash in connection with the employee stock purchase plan	150	2	—	—	283	—	—	285
Stock-based compensation	—	—	—	—	1,481	—	—	1,481

Balance at December 31, 2003	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799

See accompanying notes

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a leading provider of managed network solutions to business customers in 44 metropolitan markets in the United States. The Company delivers data, dedicated Internet access, and local and long distance voice services.

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently the Class B common stock is collectively owned directly or indirectly by Time Warner, Advance Telecom Holdings Corporation, and Newhouse Telecom Holdings Corporation (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2003, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 2003.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Time Warner, Advance/Newhouse and their affiliates are disclosed as related party transactions.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

Investments

Marketable equity securities held by the Company are included in other assets at fair value. Unrealized holding gains and losses are carried, net of taxes, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Other equity investments which are not considered marketable securities and in which the Company’s ownership interest is less than 20% are generally carried at the lower of cost or fair value. Realized gains and losses are determined on a specific identification basis.

At December 31, 2003, the fair value of marketable equity securities held by the Company totaled $835,000, and the aggregate unrealized holding gain, net of tax, on these securities was $417,000. During 2003, the Company recognized a gain on the sale of securities of $4.0 million.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company recognized a net loss of $3.2 million on investments. The net loss included $2.7 million in losses related to marketable securities whose decline in value was not temporary in nature and a $1.0 million impairment on an equity investment in a non-public company that is not considered a marketable security. These losses were partially offset by a $400,000 gain on the exchange of shares in a privately help company for shares in a publicly held company.

During 2002 and 2001, the Company recognized an aggregate $6.6 million impairment on equity investments. The impairment charges represent the difference between historical prices of the investments and their estimated fair value as of the date of financial statements. The Company recorded these charges based on its conclusion that the decline in value of these investments was not temporary in nature. The Company reached its conclusion because the investee companies had not executed their business plans as originally anticipated, in part due to the adverse economic conditions surrounding the telecommunications and technology sectors during 2001 and 2002, and had conducted further financing activities that diluted the value of the Company’s investments. The subsequent financing activities at these companies served as independent indicators that the impairment was not temporary. The estimates of net realizable value were primarily derived from the financing activities at these companies.

Receivables

The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $15.0 million, or 26% of gross receivables at December 31, 2003, and $21.9 million, or 27% of gross receivables at December 31, 2002.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $21.7 million, $25.4 million, and $35.4 million for 2003, 2002, and 2001, respectively. Capitalized interest was $1.3 million, $2.7 million, and $7.1 million for 2003, 2002, and 2001, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets which are no longer in use, losses on such disposals are included as a component of depreciation expense and totaled $5.6 million, $3.5 million and $9.6 million in 2003, 2002, and 2001, respectively.

The Company licenses the right to use fiber optic capacity in 23 of its 44 markets from Time Warner Cable. The cost of these rights, which are prepaid by the Company, is capitalized and reflects an allocable share of Time Warner Cable’s costs, which prior to July 1998, generally reflected the incremental costs incurred by Time Warner Cable to construct the fiber for the Company. Subsequent to July 1998, the Company pays its allocable share of the cost of fiber and construction incurred by Time Warner Cable in routes where the parties are in joint construction.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	5-20 years
Communications networks	5-15 years
Vehicles and other equipment	3-10 years
Fiber optics and right to use	15 years

Depreciation expense totaled $222.9 million, $237.2 million, and $195.0 million in 2003, 2002, and 2001, respectively.

Property, plant, and equipment consist of:

	December 31,
	2003	2002
	(amounts in thousands)
Land, buildings and improvements	$63,513	70,151
Communications networks	1,421,035	1,304,198
Vehicles and other equipment	151,939	160,673
Fiber and right to use (Note 6)	579,036	568,695

	2,215,523	2,103,717
Less accumulated depreciation	(852,276)	(647,826)

Total	$1,363,247	1,455,891

Goodwill

The Company’s goodwill was primarily generated from acquisitions completed in 1999. Amortization related to goodwill totaled $3.1 million in 2001. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002 and, as required, the Company completed its transitional impairment test as of January 1, 2002 and its annual impairment test are completed in the fourth quarter of each year. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows. If these statements were in effect on January 1, 2001, the Company would not have recorded approximately $3.1 million in amortization expense in 2001, and net loss and basic and diluted loss per share would have been $78.1 million and $0.69, respectively.

Other Assets

Other assets primarily include deferred debt issuance costs which are amortized to interest expense over the life of their respective debt agreements.

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

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In the fourth quarter of 2002, the Company recorded a $212.7 million impairment charge pursuant to SFAS 144. The non-cash impairment charge primarily relates to the long haul network acquired from GST in January 2001, and, to a lesser degree, certain other local network assets. The Company acquired the assets from GST to increase its market presence in the western United States. The acquisition included networks in 15 local markets and 4,210-mile regional network. Since the time of the acquisition, over capacity in the long haul sector and a weaker economy led to decreased demand and significant price erosion surrounding inter-city transport services. The Company generates revenue from these networks and will continue to do so in the future. The impairment reflects slower than expected growth in cash flows. The $212.7 million charge represents the difference between the estimated fair value of the assets on a discounted cash flow basis and their current carrying values. Significant estimates and assumptions used to value these assets include estimates of future revenue growth, margin, and future investment in property, plant, and equipment.

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

Revenue

The Company’s revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services. The Company’s customers are principally telecommunications-intensive businesses, long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), and governmental entities.

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

The company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a dispute is likely, revenue is not recognized until cash is collected.

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 4%, 7%, and 11% of revenue during the years ended December 31, 2003, 2002, and 2001, respectively. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Reciprocal compensation rates were further reduced in 2003. Upon settlement of disputes with other LECs the Company records reciprocal compensation revenue that was previously deferred pursuant to the Company’s revenue recognition policy. As of December 31, 2003, the Company had deferred recognition of $9.3 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. In 2003, 2002, and 2001, the Company recognized $3.9 million, $19.1 million, and $37.0 million, respectively, in settlements of these disputes. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, the Company’s rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in the Company’s contracts with certain long distance carriers. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service and will result in further reductions through June 2004. In addition, the Company’s contracts with certain carriers have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to mandated and contractual rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 4%, 5%, and 7% of total revenue in 2003, 2002, and 2001, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 39%, 45%, and 47% of the Company’s consolidated revenue for the years ended December 31, 2003, 2002, and 2001, respectively. WorldCom, Inc. (“WorldCom”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 8%, 11%, and 12% of the Company’s total revenue during 2003, 2002, and 2001, respectively. In September 2003, as part of the WorldCom bankruptcy proceedings, WorldCom and the Company entered into a settlement that resolved a number of open disputes and claims through June 30, 2003, including amounts payable to and from each party. As a result of the settlement, the Company recognized $7.4 million of previously deferred revenue and reversed $15.1 million in expenses in 2003 that had been previously recorded because of uncertainties created by the bankruptcy process. In addition, both parties agreed on a claim related to WorldCom’s rejection of certain contracts. In 2003, the Company monetized and recognized as revenue this claim by selling it to a third party for $6.9 million in cash. No other customer, including customers that direct their business through long distance carriers, accounted for 10% or more of total revenue in 2003, 2002, or 2001.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

As of December 31, 2003, the Company has recorded a deferred tax asset of $58.5 million, net of a valuation allowance of $172.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.5 million will be realized because the Company could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.5 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.5 million.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased from $5.9 million as of January 1, 2003 to $6.5 million as of December 31, 2003 due to the accretion of the liability. The pro forma effects of the application of SFAS 143 as if the statement had been in effect in earlier periods are presented below:

	Year Ended December 31,
	2003	2002	2001
	(amounts in thousands)
Actual loss, as reported	$(89,336)	(366,035)	(81,167)
Add back cumulative effect of change in accounting principle	2,965	—	—
Less depreciation and accretion expense	—	(904)	(859)

Pro forma loss	$(86,371)	(366,939)	(82,026)

Pro forma loss per share	$(0.75)	(3.20)	(0.72)

The pro forma asset retirement obligation as if SFAS 143 had been in effect in earlier periods is $5.9 million as of December 31, 2002, and $5.4 million as of December 31, 2001.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss Per Common Share and Potential Common Share

The Company computes loss per common share in accordance with the provisions of FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Basic loss per share for all periods presented herein was computed by dividing the net loss by the weighted average shares outstanding for the period.

The diluted loss per common share for the years ended December 31, 2003, 2002 and 2001, was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Options to purchase 18,635,000, 17,370,000, and 14,370,000 shares of the Company’s Class A common stock outstanding at December 31, 2003, 2002, and 2001, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1%, 3.0%, and 4.6% in 2003, 2002, and 2001, respectively; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.20, 1.26, and 0.93, for 2003, 2002, and 2001, respectively; and a weighted-average expected life of the option of five years during each period.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of options granted during 2003, 2002, and 2001 was $6.06, $2.14, and $20.41, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Years ended December 31,
	2003	2002	2001
	(amounts in thousands, except per share amounts)
Net loss	$(89,336)	(366,035)	(81,167)
Expense calculated under APB 25	438	525	525
Expense calculated under SFAS 123	(58,390)	(68,490)	(74,764)

Pro forma net loss	$(147,288)	(434,000)	(155,406)

Pro forma basic and diluted loss per share	$(1.28)	(3.78)	(1.37)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas that require significant management judgments include taxes, revenue and receivables, impairment of long-term assets, regulatory fees, and carrier liabilities. Changes were made to these estimates during the year, however, the impact to the financial statements was immaterial.

Reclassifications

Certain prior year amounts have been reclassified for comparability with the 2003 presentation.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This acquisition was accounted for as a purchase, and the results of operations have been consolidated with the Company’s results of operations since the acquisition date. As described in Note 1, in 2002, the Company recorded an impairment charge relating to certain assets acquired from GST.

3.    Restructure charge

In the fourth quarter of 2001, the Company recorded a restructure charge of $6.8 million as a result of a decision to consolidate its network operations centers by closing a facility in Vancouver, Washington, eliminating approximately 200 positions. In addition, the Company consolidated its offices in Houston, Texas, into one facility. These decisions were made to create efficiencies in the Company’s sales, billing, customer care, and network surveillance and maintenance processes and to reduce overhead by centralizing offices. The $6.8 million charge included the following:

•	$2.7 million in severance-related costs. As of December 31, 2002, all of the 200 positions were eliminated.

•	A $2.4 million non-cash impairment charge to write-down the value of facilities in Vancouver, Washington. This charge represented the difference between the expected sales value of the facilities, which included a building, improvements, land, and furniture and fixtures, and their book value.

•	$600,000 in operating costs related to the Vancouver facility to be sold. These costs represented the costs to operate and maintain the facility from the time it is vacated through the estimated sale date of December 31, 2002.

•	$600,000 in contractual lease expenses primarily related to the cost to terminate a facility lease in Houston, Texas.

•	$600,000 in other costs related to the restructuring activities.

The components of the restructure charge and the amounts paid and accrued as of December 31, 2003 are as follows:

	Total Charge	Paid in 2001	Non-Cash	Accrued at 12/31/01	Paid in 2002	Adjustments	Accrued at 12/31/02	Paid in 2003	Accrued at 12/31/03
	(amounts in thousands)
Employee severance	$2,670	(1,138)	—	1,532	(1,512)	(20)	—	—	—
Facilities impairment	2,359	—	(2,359)	—	—	691 *	—	—	—
Facility operating costs	601	(68)	—	533	(393)	(132)	8	(8)	—
Contractual lease commitments	628	—	—	628	(409)	(31)	188	(188)	—
Other restructure expenses	580	(142)	—	438	(24)	(414)	—	—	—

	$6,838	(1,348)	(2,359)	3,131	(2,338)	94	196	(196)	—

*	Non-cash adjustment

The building and related facilities were sold in December 2002 for net proceeds of approximately $2.2 million, approximately $700,000 less than initially anticipated. Actual expenses related to facility operating costs and other restructure expenses were less than initially anticipated by $600,000. The $100,000 net amount of 2002 expenses, consisting of $700,000 in additional losses on the sale of facilities and the reversal of $600,000 in accruals for other restructure expenses, was classified as selling, general, and administrative expense in the 2002 statement of operations.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Marketable debt securities

The Company’s marketable debt securities portfolio includes shares of money market mutual funds and corporate and municipal debt securities. All of the Company’s marketable debt securities are categorized as “held-to-maturity” and carried at amortized cost.

Marketable debt securities are summarized as follows:

	December 31,
	2003	2002
	(amounts in thousands)
Cash equivalents:
Shares of money market mutual funds	$8,712	154,354
Corporate and municipal debt securities	326,684	290,463

Total cash equivalents	335,396	444,817
Marketable debt securities – corporate and municipal debt and treasury notes	125,561	—

Total marketable debt securities	$460,957	444,817

The estimated fair value of the marketable debt securities is not materially different from the amortized cost.

5.    Long-Term Debt

See Note 12 for a discussion of subsequent financing activities. The information presented below is as of December 31, 2003.

	December 31,
	2003	2002
	(amounts in thousands)
9 3/4% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Credit facility	396,000	420,000

Total obligations	$1,196,000	1,220,000

The schedule of principal payments on long-term debt as of December 31, 2003 is as follows (amounts in thousands):

2004	$35,000
2005	46,000
2006	57,000
2007	68,000
2008	590,000
Thereafter	400,000

Total payments	$1,196,000

The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes totaled approximately $40.2 million for each of the years ended December 31, 2003,

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, and 2001. At December 31, 2003, the fair market value of the $400 million of 9 3/4% Senior Notes was $412 million. These Notes have not been listed on any securities exchange or inter-dealer automated quotation systems, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

The $400 million principal amount 10 1/8% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $41.1 million, $41.7 million, and $39.0 million for 2003, 2002, and 2001, respectively. At December 31, 2003, the fair market value of the $400 million of 10 1/8% Senior Notes was $426 million. These Notes have not been listed on any securities exchange or inter-dealer automated quotation systems, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

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

In December 2000, the Company entered into an amended and restated credit facility (the “Credit Facility”) providing for an aggregate $1 billion in borrowings that was further amended in October 2002 to reduce the total commitments of the lenders from $1 billion to $800 million. The amended Credit Facility consisted of the following components:

•	A $380 million Senior Secured Revolving Credit Facility that was undrawn as of December 31, 2003.

•	A $200 million term loan. Amortization of principal began March 31, 2003 and continues quarterly until March 31, 2008. Through December 31, 2003, principal payments on this facility totaled $2.0 million. Interest is computed utilizing a specified Eurodollar rate plus 4.0% which totaled 5.14% on December 31, 2003, and is payable at least quarterly. As of December 31, 2003, $198.0 million was outstanding under this facility.

•	A $220 million senior delayed draw loan facility. Amortization of principal began March 31, 2003 and continues quarterly until December 31, 2007. Through December 31, 2003, principal payments on this facility totaled $22.0 million. Interest is computed based on a specified Eurodollar rate plus a margin of 1.75 to 2.75%, which totaled 2.89% on December 31, 2003 and is payable at least quarterly. As of December 31, 2003, $198.0 million was outstanding under this facility.

In conjunction with the amendment in 2002, the Company increased its borrowings under the Credit Facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003, and repaying $50 million of the $250 million term loan B. In connection with the reduction in total amount of borrowings available under the Credit Facility, the Company recorded a $2.0 million impairment of deferred financing costs as a component of interest expense.

The Company is required to pay commitment fees on a quarterly basis ranging from 0.5% to 1.0% per annum on the undrawn available commitment of the Credit Facility. Commitment fee expense was $3.0 million for 2003 and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Credit Facility also contains financial covenants, including a leverage ratio, an interest coverage ratio, and a debt service coverage ratio, as well as cross default provisions. Under the cross default provisions, the Company is deemed to be in default under the Credit Facility if the Company has defaulted under any of the other material outstanding obligations, including the 9 3/4% Senior Notes or the 10 1/8% Senior Notes. As of December 31, 2003, the Company was in compliance with all of its debt covenants.

6.    Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks LLC, a subsidiary of the Time Warner Entertainment-Advance/Newhouse partnership (“TWE-A/N”), a partnership owned by affiliates of the Company’s Class B Stockholders. Bright House Networks, LLC owns certain cable systems in Florida and Indiana that were previously owned by TWE-A/N and is managed by affiliates of Advance/Newhouse. Twenty-three of the Company’s 44 markets use fiber optic capacity licensed from Time Warner Cable or Bright House Networks, LLC. Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay Time Warner Cable or Bright House Networks, LLC an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid Time Warner Cable $3.9 million, $3.1 million, and $1.1 million in 2003, 2002, and 2001, respectively, and Bright House Networks, LLC $110,000 in 2003. The Company pays the license fee at the time the network is constructed. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of December 31, 2003, the Company’s property, plant, and equipment included $185.8 million in licenses of fiber optic capacity pursuant to the agreements.

Under the licensing arrangement, the Company reimburses Time Warner Cable and Bright House Networks, LLC for facility maintenance and pole and conduit rental costs. The reimbursements to Time Warner Cable aggregated $3.1 million, $3.0 million, and $2.8 million in 2003, 2002, and 2001, respectively, and to Bright House Networks, LLC aggregated $537,000 in 2003, and are a component of operating expenses in the consolidated statements of operations. In certain cases the Company’s operations are co-located with Time Warner Cable’s or Bright House Networks, LLC’s facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and Time Warner Cable or Bright House Networks, LLC, allocations for rent from Time Warner Cable or Bright House Networks, LLC are

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $1.9 million, $1.6 million and $1.6 million in 2003, 2002, and 2001 respectively, from Time Warner Cable and from Bright House Networks, LLC aggregated $9,000 in 2003, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company is not co-located with Time Warner Cable or Bright House Networks, LLC.

In 2002, the Company provided technical expertise to Time Warner Cable in conjunction with certain product development and trial efforts conducted by Time Warner Cable, and received $1.0 million in cost reimbursement from Time Warner Cable for such services. The reimbursement was accounted for as an offset to operating and selling, general, and administrative expenses in 2002.

Time Warner and its affiliates and Bright House Networks, LLC also purchase services from the Company. Revenue from Time Warner and its affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $33.2 million, $31.8 million, and $25.5 million for 2003, 2002, and 2001, respectively. Revenue from Bright House Networks, LLC totaled $227,000 for 2003.

7.    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
	(amounts in thousands)
Current:
Federal	$—	—	—
State	1,021	600	1,058

	1,021	600	1,058
Deferred:
Federal	—	—	(41,509)
State	—	—	(7,805)

	—	—	(49,314)

	$1,021	600	(48,256)

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Federal statutory income tax expense (benefit)	(35.0)%	(35.0)%	(35.0)%
State income tax expense (benefit), net of federal income tax expense (benefit)	0.7	(3.4)	(3.4)
Goodwill amortization	0.0	0.0	0.8
Change in valuation allowance	35.1	38.4	0.0
Other	0.4	0.1	0.3

Income tax expense (benefit)	1.2%	0.1%	(37.3)%

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
	(amounts in thousands)
Current deferred tax assets (liabilities):
Accrued liabilities	$27,887	$30,717
Allowance for doubtful accounts	9,809	7,346
Deferred revenue	11,439	15,808
Other	(823)	(175)
Valuation allowance	(25,898)	(31,735)

Current deferred tax asset net	22,414	21,961

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(95,497)	(38,716)
Unrealized gains	(267)	(249)
Net operating loss carryforwards	278,752	184,580
Valuation allowance	(146,928)	(108,735)

Non-current deferred tax asset net	36,060	36,880

Net deferred tax asset	$58,474	$58,841

At December 31, 2003, the Company had net operating loss carryforwards, for federal income tax purposes of approximately $732.5 million. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2023.

In 2002, the Company began to establish a valuation allowance for deferred taxes that reduced its net deferred tax asset. The allowance recorded was $32.3 million and $140.5 million for 2003 and 2002 respectively. As of December 31, 2003, net deferred tax assets totaled $58.5 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.5 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.5 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.5 million. The Company’s treatment of deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

8.    Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Employee Stock Option Plan

The Company maintains an employee stock option plan that reserved 9,027,000 shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2003, approximately 5.9 million shares are reserved for issuance upon exercise of outstanding options and approximately 882,000 shares are available for grant under the Time Warner Telecom 1998 Employee Stock Option Plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to this option plan.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains an employee stock plan that reserved 24,500,000 shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2003, approximately 12.7 million shares are reserved for issuance upon exercise of outstanding options and approximately 11.2 million shares are available for grant under the Time Warner Telecom 2000 Employee Stock Plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options.

During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded and was amortized on a straight-line basis over the four-year vesting period. In each of the years ending 2003, 2002, and 2001, stock compensation expense of approximately $438,000, $525,000, and $525,000, respectively, was recorded for such options and has been reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

During 2001, the Company granted restricted stock awards aggregating 275,000 shares to certain officers of the Company. Deferred compensation of $4.0 million was recorded and is being amortized on a straight-line basis over the four-year vesting period. In 2003, 2002 and 2001, stock compensation expense of approximately $1.0 million, $1.0 million and $200,000, respectively, was recorded for such stock awards and is reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

During 2002, the Company granted a restricted stock award for 25,000 shares to an officer of the Company. Deferred compensation of $128,000 was recorded and is being amortized on a straight line basis over the four-year vesting period. In 2003 and 2002, stock compensation expense of approximately $32,000, and $18,000, respectively, was recorded for such stock awards and is reported as a component of selling, general, and administrative expense in the accompanying consolidated statements of operations.

The table below summarizes the Company’s stock option activity and related information for the years ended December 31, 2003, 2002, and 2001.

	2003		2002		2001
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Options outstanding at beginning of year	17,368,223	$22.91	14,369,786	$32.16	10,445,404	$34.03
Granted	2,658,154	7.30	5,069,566	2.51	5,670,525	27.77
Exercised	(214,489)	3.76	(9,940)	11.93	(946,723)	12.79
Forfeited	(1,177,327)	31.92	(2,061,189)	37.21	(799,420)	48.06

Options outstanding at end of year	18,634,561	20.34	17,368,223	22.91	14,369,786	32.16

Exercisable at end of year	10,462,684	27.66	7,160,686	29.46	4,409,544	27.38

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exercise prices for options outstanding and exercisable as of December 31, 2003, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$ 0.76—1.99	3,805,916	8.87	$1.83	916,829	$1.80
2.00—10.16	4,018,190	8.51	6.79	666,003	6.23
10.25—14.72	4,894,884	6.02	13.12	3,861,672	12.73
15.36—34.50	2,645,896	6.18	32.28	2,448,970	32.91
35.75—87.00	3,269,675	6.72	59.66	2,569,210	59.86

	18,634,561	7.28	20.34	10,462,684	27.66

9.    Commitments and Contingencies

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

At December 31, 2003, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2004	$1,546	30,124	3,353
2005	1,392	24,597	3,272
2006	1,328	20,623	3,272
2007	1,000	15,721	3,272
2008	1,007	13,674	3,272
Thereafter	$8,964	72,333	52,424

Total minimum lease payments	$15,237	177,072	68,865

Less amount representing interest	7,257

Present value of obligations under capital leases	7,980

Less current portion of obligations under capital leases	525

Obligations under capital leases, excluding current portion	$7,455

As of December 31, 2003 and 2002, assets under capital lease obligations, which primarily consist of fiber optic network components, totaled $16.6 million and $18.3 million, respectively, with related accumulated depreciation of $9.4 million and $10.7 million, respectively. Depreciation expense related to assets under capital lease obligations totaled $2.0 million, $4.4 million, and $4.4 million in 2003, 2002, and 2001, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 10.8%. Rental expense under operating leases aggregated $34.1 million, $33.6 million, and $32.5 million for 2003, 2002, and 2001, respectively.

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Employee Benefit Plans

Effective January 1, 1999, the Company adopted the Time Warner Telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. Contributions to the 401(k) Plan aggregated $5.8 million, $6.5 million, and $7.4 million for 2003, 2002, and 2001, respectively.

Effective January 1, 2000, the Company adopted the Time Warner Telecom 2000 Qualified Stock Purchase Plan (the “Stock Purchase Plan”). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s Class A common stock at a 15% discount to fair market value. Stock purchases occur semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 750,000 shares of the Company’s Class A common stock to participants in the Stock Purchase Plan. For the years ended December 31, 2003, 2002, and 2001, the Company issued 150,000, 166,576, and 100,085 shares of Class A common stock under the Stock Purchase Plan for net proceeds of $300,000, $200,000 and $2.0 million, respectively. As of December 31, 2003, 242,273 shares were available for issuance under the Stock Purchase Plan.

11.    Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2003 and 2002:

	Three Months Ended
	(amounts in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
Year Ended December 31, 2003
Total revenue	$165,013	162,772	172,428	169,378
Operating income (loss)	(5,444)	(4,201)	18,227	(142)
Net loss before cumulative effect of change in accounting principle	(30,384)	(29,001)	(5,658)	(21,328)
Basic and diluted loss per common share before cumulative effect of change in accounting principle	(0.26)	(0.25)	(0.05)	(0.19)
Net loss	(33,349)	(29,001)	(5,658)	(21,328)

Year Ended December 31, 2002
Total revenue	$168,719	184,576	167,165	175,114
Operating loss	(18,701)	(4,094)	(21,690)	(216,276	)(1)
Net loss	(43,129)	(30,798)	(48,366)	(243,742	)(1)
Basic and diluted loss per common share	(0.38)	(0.27)	(0.42)	(2.12	)(1)

(1)	Includes asset impairment charge of $212.7 million.

The total net loss per share for the 2003 and 2002 quarters do not equal net loss per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Event

On February 20, 2004, the Company’s wholly owned subsidiary, Time Warner Telecom Holdings, Inc. (“Holdings”) issued $440 million in Senior Notes and executed a $150 million Senior Secured Revolving Credit Facility to replace the existing Senior Secured Credit Facility. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Time Warner Telecom Holdings, a subsidiary of the Company. The 2011 Notes are guaranteed by the Company and certain of its and Holdings’ subsidiaries and the amount of guarantee attributable to any one subsidiary is subject to certain limits. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate at February 27, 2004, the rate was 5.12% and payments would be approximately $10.6 million for 2004.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014” Notes”) are unsecured, unsubordinated obligations of Time Warner Telecom Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes. Interest is payable semiannually on February 15 and August 15. The notes are guaranteed by the Company and substantially all of its and Holdings’ subsidiaries.

•	The $150 million Senior Secured Revolving Credit Facility is fully available on a revolving basis and expires on February 20, 2009. Holdings is the borrower under the facility and the Company and its and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply.

The Company used a portion of the proceeds to prepay the outstanding indebtedness under its existing Senior Secured Credit Facility of $396 million and accrued interest of $2.3 million. The remaining proceeds of $28.7 million net of fees and expenses contributed to cash. Due to the subsequent financing and the repayment of the Senior Secured Credit Facility, debt that would have been classified as current under the existing Senior Secured Credit Facility has been classified as long term in the accompanying Consolidated Financial Statements.

TIME WARNER TELECOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$21,946	20,605	(27,540)	15,011

For the Year ended December 31, 2002:
Allowance for doubtful accounts receivable	29,778	32,469	(40,301)	21,946

For the Year ended December 31, 2001:
Allowance for doubtful accounts receivable	17,610	26,744	(14,576)	29,778

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

—Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

2.2	—Merger Agreement among the Company, Time Warner Telecom LLC and Time Warner Telecom Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
2.3

—Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated September 18, 2000 and dated September 11, 2000). *

3.1	—Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
3.2	—Restated By-laws of the Company (filed as Exhibit 3.2 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
4.1

—Stockholders’ Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

4.2

—Amendment No. 1 to Stockholders’ Agreement among Time Warner Telecom Inc., Time Warner Companies Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAI Inc., FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and Advance/Newhouse Partnerships *

4.3

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for Second Priority Senior Secured Floating Rate Notes due 2011.

4.4

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014.

4.5

—Indenture between Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-49818)) *

4.6

—Indenture between Time Warner Telecom LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner Telecom LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

4.7

—Registration Rights Agreement dated February 20, 2004 among Time Warner Telecom Holdings Inc. and Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc and Wachovia Capital Markets Inc.

10.1

—Lease between Quebec Court Joint Venture No. 2, Landlord, and Intelligent Advanced Systems, Inc., Tenant, dated June 3, 1994 (filed as Exhibit 10.1 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.2

—Agreement for Assignment of Lease, dated September 12, 1997, between Ingram Micro Inc. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.2 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

10.3

—First Amendment to Lease, dated October 15, 1997, by CarrAmerica Realty, L.P. and Time Warner Communications Holdings Inc. (filed as Exhibit 10.3 to Time Warner Telecom LLC’s Registration Statement on Form S-1 (Registration No. 333-53553))*

Exhibit Number	Description of Exhibit
10.4	—Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
10.5	—Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)*
10.6	—Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.7	—Employment Agreement between the Company and Mark D. Hernandez (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)*
10.8	—Employment Agreement between the Company and David J. Rayner (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.9	—Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.9 to the Company’s Annual report on Form 10-K for the year ended December 31, 2002)*
10.10	—Employment Agreement between the Company and Michael A. Rouleau (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.11	—Employment Agreement between the Company and Julie A. Rich (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.12	—Employment Agreement between the Company and Catherine A. Hemmer (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.13	—Employment Agreement between the Company and Robert W. Gaskins (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.14	—Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.15	—Trade Name License Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.16	—Amendment No. 2 to Trade Name License Agreement with Time Warner Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.17

—Master Capacity Agreement between MCImetro Access Transmission Services, Inc. and Time Warner Communications dated September 9, 1994, as amended on September 9, 1999 and August 28, 1997 (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

10.18	—Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*
10.19

—Revolving Credit Agreement dated as of February 20, 2004 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding Inc., Wachovia Bank, National Association and Bear Stearnes Corporate Lending Inc.

21	—Subsidiaries of the Company
23	—Consent of Ernst & Young LLP, Independent Auditors
31.1	—Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.