Form 10-Q
period 2004-03-31
TIME WARNER TELECOM INC
filed 2004-05-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of March 31, 2004 was:

Time Warner Telecom Inc. Class A common stock — 49,733,138 shares

Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$330,589	353,032
Marketable debt securities	139,570	125,561
Receivables, less allowances of $14,850 and $15,011, respectively (a)	39,750	42,969
Prepaid expenses	12,101	10,511
Deferred income taxes	19,773	22,414

Total current assets	541,783	554,487

Marketable debt securities, long term	3,895	—
Property, plant, and equipment	2,245,131	2,215,523
Less accumulated depreciation	(907,506)	(852,276)

	1,337,625	1,363,247

Deferred income taxes	38,886	36,060
Goodwill	26,773	26,773
Other assets, net of accumulated amortization (note 1)	28,885	25,316

Total assets	$1,977,847	2,005,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$34,922	40,096
Deferred revenue	25,912	29,053
Accrued interest	18,995	35,078
Accrued payroll and benefits	19,008	28,402
Other current liabilities	163,547	165,585

Total current liabilities	262,384	298,214

Long-term debt and capital lease obligations (note 2)	1,248,713	1,203,383
Other long-term liabilities	6,627	6,487
Stockholders' equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 49,733,138 and 49,355,252 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	497	493
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding as of March 31, 2004 and December 31, 2003	659	659
Additional paid-in capital	1,171,071	1,169,633
Accumulated other comprehensive income, net of taxes	130	417
Accumulated deficit	(712,234)	(673,403)

Total stockholders’ equity	460,123	497,799

Total liabilities and stockholders’ equity	$1,977,847	2,005,883

(a) Includes receivables resulting from transactions with affiliates (note 3)	$2,174	4,332

(b) Includes payables resulting from transactions with affiliates (note 3)	$6,124	6,092

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$84,160	86,512
Switched services	38,113	39,891
Data and Internet services	28,424	24,304
Intercarrier compensation	10,952	14,306

Total revenue	161,649	165,013

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	64,317	66,367
Selling, general, and administrative	45,312	49,980
Depreciation, amortization, and accretion	56,813	54,110

Total costs and expenses	166,442	170,457

Operating loss	(4,793)	(5,444)
Interest expense	(35,822)	(26,340)
Interest income	1,319	1,625
Investment gain	690	—

Loss before income taxes and cumulative effect of change in accounting principle	(38,606)	(30,159)
Income tax expense	225	225

Net loss before cumulative effect of change in accounting principle	(38,831)	(30,384)
Cumulative effect of change in accounting principle	—	2,965

Net loss	$(38,831)	(33,349)

Amounts per common share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.34)	(0.26)
Cumulative effect of change in accounting principle	—	(0.03)

Net loss	$(0.34)	(0.29)

Weighted average shares outstanding, basic and diluted	115,515	114,928

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):

Revenue	$5,613	7,686

Operating expenses	$1,050	830

Selling, general, and administrative	$590	404

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(38,831)	(33,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	56,813	54,110
Cumulative effect of change in accounting principle	—	2,965
Stock-based compensation	293	392
Deferred debt issue costs	9,437	1,129
Gain on investments	(690)	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and prepaid expenses	1,545	9,921
Accounts payable, deferred revenue, and other current liabilities	(36,525)	(24,985)

Net cash provided by (used in) operating activities	(7,958)	10,183

Cash flows from investing activities:
Capital expenditures	(29,050)	(22,373)
Purchases of marketable securities	(84,889)	—
Proceeds from maturities of marketable securities	66,985	—
Other investing activities	1,385	—

Net cash used in investing activities	(45,569)	(22,373)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	594	6
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	555	—
Net proceeds from issuance of debt	426,443	—
Payment of capital lease obligations	(508)	(448)
Payment of debt obligations	(396,000)	(6,000)

Net cash provided by (used in) financing activities	31,084	(6,442)

Decrease in cash and cash equivalents	(22,443)	(18,632)
Cash and cash equivalents at beginning of period	353,032	506,460

Cash and cash equivalents at end of period	$330,589	487,828

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,506	46,023

Cash paid for income taxes	$320	541

Cancellation of a capital lease obligation	$—	3,213

Addition of capital lease obligation	$2,498	—

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income, net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2004	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799
Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(38,831)	(38,831)

Comprehensive loss								(39,118)

Shares issued for cash in connection with the exercise of stock options	183	2	—	—	592	—	—	594
Shares issued for cash in connection with the employee stock purchase plan	100	1			554			555
Stock based compensation	95	1	—	—	292	—	—	293

Balance at March 31, 2004	49,733	$497	65,937	$659	1,171,071	130	(712,234)	460,123

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

March 31, 2004

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Time Warner and Advance/Newhouse are referred to as the “Class B Stockholders.” Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2004, the Class B stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of March 31, 2004.

Basis of Presentation

The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

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

Basis of Consolidation

The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Class B stockholders and its affiliates are disclosed as related party transactions.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Investments

Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, marketable equity securities are included in other assets at fair value. Unrealized holding gains and losses on equity securities classified as available-for-sale are carried, net of taxes, as a component of accumulated other comprehensive income in stockholders’ equity. Other equity investments which are not considered marketable securities and in which the Company’s ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

At March 31, 2004, the fair value of marketable equity securities held by the Company was $217,000, and the aggregate unrealized holding gain, net of tax, on these securities was $130,000. The unrealized holding gain for available-for-sale securities for the three months ended March 31, 2004 decreased $287,000, as a result of the sale of securities which yielded a gain of $690,000 and proceeds of $726,000.

Marketable debt securities are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, and the balance was $457 million at March 31, 2004. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $14.9 million or 27% of gross receivables at March 31, 2004, and $15.0 million or 26% of gross receivables at December 31, 2003.

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 3% and 4% of revenue during the three months ended March 31, 2004 and 2003, respectively. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Reciprocal compensation rates were further reduced in 2003. Upon settlement of disputes with other LECs, the Company records reciprocal compensation revenue that was previously deferred pursuant to the Company’s revenue recognition policy. As of March 31, 2004, the Company had deferred recognition of $8.1 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, the Company’s rates were reduced and will continue to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. This order does not affect the rates stipulated in the Company’s contracts with certain long distance carriers. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service and will result in further reductions through June 2004. The Company’s contracts with certain carriers also have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to mandated and contractual rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 4% of total revenue in each of the three months ended March 31, 2004 and 2003.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 34% and 41% of the Company’s consolidated revenue for the three months ended March 31, 2004 and 2003, respectively. MCI, Inc. (formerly WorldCom Inc.), the Company’s largest customer in 2003, discontinued a significant amount of services they purchased from the Company as a result of its bankruptcy proceedings. A settlement was negotiated in 2003 to resolve a number of open disputes and claims between the parties. The balance of these disputes and claims were resolved in the first quarter of 2004, resulting in recognition of $2.3 million in previously deferred revenue and a reduction of $400,000 of expense. MCI accounted for 6% and 9% of the Company’s total revenue for the three

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

months ended March 31, 2004 and 2003, respectively, including the dispute resolution. No customers accounted for 10% or more of total revenue in the three months ended March 31, 2004 or 2003.

Income Taxes

As of March 31, 2004, the Company has recorded a deferred tax asset of $58.7 million, net of a valuation allowance of $188.7 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.7 million will be realized because the Company could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.7 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.7 million.

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

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased due to the accretion of the liability, and was $6.6 million and $6.1 million as of March 31, 2004 and 2003, respectively.

Segment Reporting

As of March 31, 2004, the Company operated in 44 service areas, and the Company’s management makes decisions on resource allocation and assesses performance based on total revenue, EBITDA, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one line of business.

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

Options to purchase 19,417,000 and 17,807,000 shares of the Company’s Class A common stock outstanding at March 31, 2004 and 2003, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.8% and 3.0% in the three months ended March 31, 2004 and 2003, respectively; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.16 and 1.24 as of March 31, 2004 and 2003, respectively; and a weighted-average expected life of the option of five years during each period.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The weighted-average fair value of options granted was $5.81 and $2.55 for the three months ended March 31, 2004 and 2003, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Three months ended March 31,
	2004	2003
	(amounts in thousands, except per share amounts)
Net loss	$(38,831)	(33,349)
Expense calculated under APB 25	—	131
Expense calculated under SFAS 123	(11,430)	(15,290)

Pro-forma net loss	$(50,261)	(48,508)

Pro-forma basic and diluted loss per share	$(0.44)	(0.42)

The FASB released an exposure draft of Proposed Statement of Financial Accounting Standards Share-Based Payment, an amendment of FASB Statements No. 123 and 95. If adopted, the proposed statement would be effective for the Company on January 1, 2005 and would require the Company to record expense for the fair value of stock options. The Company is currently evaluating any impact this proposal will have on stock-based compensation expense and how the expense under the proposal may differ from amounts currently disclosed under SFAS 123.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2004 presentation.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	March 31, 2004	December 31, 2003
	(amounts in thousands)
9¾% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Floating Rate Senior Notes	240,000	—
9¼% Senior Notes	200,000	—
Credit Facility	—	396,000
Capital lease obligations	10,189	7,908

Total obligations	1,250,189	1,203,908
Less current portion of capital lease obligations	1,476	525

Total long-term obligations	$1,248,713	1,203,383

The $400 million principal amount 9¾% Senior Notes due July 2008 (the “9¾% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9¾% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs relating to the 9¾% Senior Notes, totaled approximately $10.1 million in each of the three month periods ended March 31, 2004 and 2003. At March 31, 2004, the fair market value of the $400 million of 9¾% Senior Notes was approximately $373 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $10.4 million and $10.2 million for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $368 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2003, the Company’s wholly owned subsidiary Time Warner Telecom Holdings, Inc. (“Holdings”) maintained a senior secured credit facility with lender commitments of $800 million, of which $420 million had been drawn and $396 million was outstanding. On February 20, 2004, Holdings issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under the credit facility, terminated the facility, and entered into a new $150 million

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by the Company and most of its and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of March 31, 2004, the rate was 5.12% and interest expense would be approximately $10.8 million for 2004. Interest expense, including amortization of deferred debt issuance costs relating to the 2011 Notes, was $1.5 million for the three months ended March 31, 2004. At March 31, 2004, the fair market value of the $240 million of 2011 Notes was approximately $238 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $200 million principal amount of 9¼% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes. Interest is payable semi-annually on February 15 and August 15. The notes are guaranteed by the Company and most of its and Holdings’ subsidiaries. Interest expense including amortization of deferred debt issuance costs relating to the 2014 Notes was $2.2 million for the three months ended March 31, 2004. At March 31, 2004, the fair market value of the $200 million of 2014 Notes was approximately $200 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2¼% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $498,000 for the three months ended March 31, 2004, which includes $415,000 of expense related to the terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

The Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. As of March 31, 2004 the Company is in compliance with all of its covenants.

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks, LLC, an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House Networks, LLC (the “Cable Operations”.) Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $1.1 million and $595,000, for the three months ended March 31, 2004 and 2003, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of March 31, 2004, the Company’s property, plant, and equipment included $187.0 million in licenses of fiber capacity pursuant to the capacity license agreements.

Under the licensing arrangement, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $1.1 million and $830,000, for the three months ended March 31, 2004 and 2003, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $590,000 and $404,000 from the Cable Operations for the three months ended March 31, 2004 and 2003, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases spaces from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $5.6 million and $7.7 million for the three months ended March 31, 2004 and 2003, respectively.

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

TIME WARNER TELECOM INC.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003 and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2004, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

TIME WARNER TELECOM INC.

As of March 31, 2004, our networks spanned 18,692 route miles and contained 900,836 fiber miles. We offered service to 4,350 buildings served entirely by our facilities (on-net) and 12,502 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net) in 22 states. We continue to expand our footprint within our existing markets by expanding our network into new buildings. We have also selectively interconnected existing service areas within regional clusters with fiber facilities that we own or lease and we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber networks to increase customer penetration in our existing markets. We plan to expand our revenue base by increasing customer and building penetration and using available network capacity in our existing markets. Approximately two thirds of our capital expenditures during the three months ended March 31, 2004 was used to expand our fiber network in existing markets and connect additional buildings to our network. We may also expand our service reach by acquiring networks or operations in our existing markets, or in markets we do not currently serve.

•	Expanding our service offerings including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and Internet protocol or IP-based services, security and virtual private network or VPN services, and installing “soft switches” and other converged network elements that are smaller and more cost effective than traditional end-office switches to provide traditional voice services and to develop future service applications to enhance our customers’ voice and data networking ability. We may also expand our product line by partnering or purchasing technologies or operations from others, rather than developing the capabilities internally. Revenue from data and Internet services for the three months ended March 31, 2004 grew 17% compared to the same period in 2003. We expect an increasing portion of our future revenue to be contributed by data and Internet services.

•	Targeting enterprise customers, including business and governmental customers, while still focusing on carrier customers that are more financially stable.

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity and drive toward profitability.

Revenue and Expense Trends

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Annual revenue increased significantly from 1997 to 2001. In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue. The decline resulted from customer and service disconnections, including service disconnections by MCI, Inc. (formerly WorldCom, Inc.), our largest customer in 2003, and from a decrease in intercarrier compensation, as more fully explained below.

Our customer revenue mix for the three months ended March 31, 2004 and 2003 breaks down as follows:

	Revenue as Reported Three months ended March 31,		Adjusted Revenue (1) Three months ended March 31,
	2004	2003	2004	2003
Enterprise / End Users	49%	41%	50%	41%
Carrier / ISP	41%	46%	40%	46%
Related Parties	3%	4%	3%	4%
Intercarrier Compensation	7%	9%	7%	9%

	100%	100%	100%	100%

(1)	A reconciliation between revenue as reported and adjusted revenue appears in Note 6 to “Statements of Operations Data” in Results of Operations.

TIME WARNER TELECOM INC.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing over the past two years. This growth has come primarily through our data and Internet products such as Ethernet and IP-based product bundling as well as network expansion. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. While historically we have partially offset large revenue decreases from carriers and ISPs, and intercarrier compensation revenue through increases in enterprise customer revenue, there is no assurance this trend will continue.

Carrier / ISP Customer Revenue

Revenue from carrier / ISP customers has been declining over the past two years primarily from service disconnections. MCI discontinued a significant amount of services it purchased from us as a result of its bankruptcy proceedings. MCI and the Company negotiated a settlement in 2003 to resolve a number of open disputes and claims relating to the bankruptcy. The balance of these disputes and claims was resolved in the first quarter of 2004, resulting in the recognition of $2.3 million of previously deferred revenue and a reduction of $400,000 of previously recorded expense. In addition to revenue decreases related to MCI, we also have experienced service disconnections from other carriers and ISP’s, as described below, and in some cases we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide dedicated transport services, switched services and data and Internet services to affiliates of our Class B stockholders including Time Warner Cable, Time Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and, are negotiated between us and the operating units of our affiliates on a basis that, in management’s view, result in reasonable arm’s-length terms. Related party revenue declined in the first quarter of 2004 as compared to the same quarter last year, resulting from the transfer of services from our transport network to networks owned by certain affiliates of Time Warner Inc. as they continue to build out their facilities. Revenue from related parties represents approximately 3% of our total revenue in the first three months of 2004, down 27% from the first three months of 2003. We expect that revenue from some affiliates of Time Warner Inc. will decline in the future as they use more of their own facilities.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling reduced rates and capped the number of minutes for which ISP-bound traffic can be compensated. This ruling further reduced rates in late June 2003. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue over the past several years. Reciprocal compensation represented 3% and 4% of revenue for the three months ended March 31, 2004 and 2003, respectively. The FCC has commenced a rulemaking on intercarrier compensation and is also reviewing the basis for the distinction between ISP-bound and other local traffic in its 2001 ruling pursuant to a federal court order. These proceedings may result in changes to the present intercarrier compensation regime that we cannot predict at this time. Nor can we predict the potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. In June 2001, the

TIME WARNER TELECOM INC.

FCC began regulating CLECs’ interstate switched access charges. Our rates were reduced pursuant to that order and will continue to decline through June 2004 to parity with the rates of the ILEC in each of our service areas. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. The order does not affect the rates stipulated in our contracts with certain long distance carriers, although certain contracts provide for access rate reductions in relation to volume commitments. We experienced mandatory rate decreases in June 2003 and expect that switched access revenue will continue to decline as a percentage of revenue due to future mandated and contractual rate reductions. Switched access revenue represented 4% of total revenue for each of the three months ended March 31, 2004 and 2003.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to Voice over IP, or VoIP, traffic that originates and terminates in different local service areas. This traffic is subject to local access charges, which are significantly higher than the reciprocal compensation rates currently charged. The FCC has opened a proceeding to resolve the uncertainty but we cannot presently predict when the proceeding will be concluded or the impact of any new rules that may result from the proceeding. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic and the terminating carrier may attempt to assess switched access charges against us to terminate the traffic, resulting in higher intercarrier compensation expense to us. In response to a 2002 petition filed by AT&T Corp., the FCC recently ruled that telephony services that both originate on the traditional public switched telephone network, but use long-haul IP transport facilities are telecommunications services subject to access charges, but clarified that the charges should be assessed against long distance carriers and not against intermediate local carriers like us. Notwithstanding this ruling, terminating carriers may attempt to assess switched access charges against us and we cannot predict the outcome of such disputes. The FCC reserved the right to reach a different conclusion in its rule-making proceeding and did not address whether its ruling applies retroactively to access charges imposed on this type of traffic for prior periods.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects in the first three months of 2004 resulted in the loss of $2.4 million of monthly revenue versus $3.7 million, of which $1.7 million was related to MCI, in the first three months of 2003. While we expect that some customers will continue to disconnect services due to the aforementioned reasons, we cannot predict the total impact on revenue from these disconnects.

Our revenue and margins may also be reduced as a result of price-cutting by other CLECs and telecommunications service providers. In particular, CLECs that are in bankruptcy or are have emerged from Chapter 11 bankruptcy under a plan of reorganization have reduced debt levels and may reduce prices in order to increase their revenue. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, such as switched and transport products, especially as existing contracts expire and we negotiate renewals.

Other Expense Trends

In response to the impact of the downturn in the telecommunications sector and revenue performance that began in 2001, we have undertaken several cost reduction measures. These measures include increased focus on collection of receivables, as discussed below, network grooming activities to reduce costs paid to other carriers, and workforce reductions in 2001 and 2002 that eliminated approximately 560 positions. We will continue to manage our costs but we cannot predict whether cost reductions will offset further revenue declines.

Customers that have filed for bankruptcy or have experienced other financial difficulties have impacted our bad debt expense over the last few years. Bad debt expense as a percentage of revenue increased from 3% in 2000 to 5% in 2002. Due to successful collection efforts and a reduction in receivable write-offs related to customer bankruptcies, our bad debt expense decreased to 2% of revenue for 2003 and was less than 1% for the first three months of 2004. The improved collections we experienced in 2003 and continuing into 2004 were the result of added controls and more aggressive collection efforts. We believe

TIME WARNER TELECOM INC.

that the continued improvement in 2004 also reflects a higher quality customer base as our carrier customers become more stable and as more of our revenue is derived from enterprise customers. Although we have experienced an improvement in bad debt expense in the first three months of 2004, there is no assurance that this trend will continue.

Related Party Transactions

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House Networks, LLC, also an affiliate of a Class B stockholder. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of March 31, 2004, our property, plant, and equipment included $187.0 million in licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House Networks, LLC negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that, in management’s view, result in reasonable arm’s-length terms. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party amounts are disclosed in Notes 1 and 2 to “Statements of Operations Data” in Results of Operations.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Impairment of Long-lived Assets

Accounting rules require that we periodically assess our ability to recover the carrying amount of property, plant and equipment and intangible assets which requires an assessment of risk associated with our ability to generate sufficient future cash flows from these assets. If we determine that the future cash flows expected to be generated by a particular asset do not exceed the carrying value of that asset, we must recognize a charge to write down the value of the asset to its fair value.

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of the 44 markets and our western long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates of market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary. No significant changes have been made to our estimates since December 31, 2003.

Regulatory and other Contingencies

We are subject to significant government regulation, some of which is in a state of flux due to challenges of existing rules. Such regulation is subject to different interpretations, inconsistent application

TIME WARNER TELECOM INC.

and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights of way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. No significant changes have been made to our estimates since December 31, 2003.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result our balance sheet reflects a net deferred tax asset that represents the tax benefit of NOLs and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we are required to establish a valuation allowance for the amount that may not be realized. At March 31, 2004, our net deferred tax asset after a valuation allowance of $188.7 million was $58.7 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions represent our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. No significant changes have been made to our estimates since December 31, 2003.

Revenue and Receivables

Our services are complex and our tariffs and contracts may be correspondingly complex and subject to interpretations causing disputes over billing. In addition, changes in and interpretations of regulatory rulings create uncertainty and may cause disputes over minutes of use, rates or other provisions of our service. As such, we defer recognition of revenue until cash is collected on certain of our components of revenue, including reciprocal compensation, contract termination charges and portions of our late fees. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. No significant changes have been made to our estimates since December 31, 2003.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2004			2003
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport	$84,160	52%		86,512	52%
Switched services	38,113	23		39,891	24
Data and Internet services	28,424	18		24,304	15
Intercarrier compensation	10,952	7		14,306	9

Total revenue	161,649	100		165,013	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	64,317	40		66,367	40
Selling, general, and administrative	45,312	28		49,980	30
Depreciation, amortization, and accretion	56,813	35		54,110	33

Total costs and expenses	166,442	103		170,457	103

Operating loss	(4,793)	(3)		(5,444)	(3)
Interest expense	(35,822)	(22)		(26,340)	(16)
Interest income	1,319	1		1,625	1
Investment gain, net	690	—		—	—

Loss before income taxes and cumulative effect of change in accounting principle	(38,606)	(24)		(30,159)	(18)
Income tax expense	225	—		225	—

Net loss before cumulative effect of change in accounting principle	(38,831)	(24)		(30,384)	(18)
Cumulative effect of change in accounting principle	—	—		2,965	2

Net loss	$(38,831)	(24)%		(33,349)	(20)%

Basic and diluted loss per share	$(0.34)			(0.29)

Weighted average shares outstanding, basic and diluted	115,515			114,928
EBITDA (3)(4)	$52,020	32	%(5)	48,666	29	%(5)
Net cash (used in) provided by operating activities	(7,958)			10,183
Net cash used in investing activities	(45,569)			(22,373)
Net cash provided by (used in) financing activities	31,084			(6,442)

(1)	Includes revenue resulting from transactions with affiliates of $5.6 million and $7.7 million for the three months ended March 31, 2004 and 2003, respectively.

(2)	Includes expenses resulting from transactions with affiliates of $1.6 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively.

(3)

“EBITDA” is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense, and cumulative effect of change in accounting principle. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as

TIME WARNER TELECOM INC.

well as non-cash and non-operating charges to earnings. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes, and our new Revolver. The definition of EBITDA under our new Revolver, and our four series of senior notes differs from the definition of EBITDA used in this table because the Revolver definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(4)	The reconciliation between net loss and EBITDA is as follows:

	Three Months Ended March 31,
	2004	2003
	(amounts in thousands)
Net loss	$(38,831)	(33,349)
Cumulative effect of change in accounting principle	—	2,965
Income tax expense	225	225
Investment gain, net	(690)	—
Interest income	(1,319)	(1,625)
Interest expense	35,822	26,340
Depreciation, amortization, and accretion	56,813	54,110

EBITDA	$52,020	48,666

(5)	EBITDA margin represents EBITDA as a percentage of revenue.

(6)	A reconciliation between revenue as reported and adjusted revenue is as follows (dollars in thousands):

	Three Months Ended March 31, 2004					Three Months Ended March 31, 2003
	Enterprise / End User	Carrier / ISP	Related Parties	Intercarrier Compensation	Total	Enterprise / End User	Carrier / ISP	Related Parties	Intercarrier Compensation	Total
Revenue, as reported	$78,885	$66,199	$5,613	$10,952	$161,649	$66,902	$76,119	$7,686	$14,306	$165,013
% of revenue	49%	41%	3%	7%	100%	41%	46%	4%	9%	100%
MCI settlements		(2,311)			(2,311)					—

Adjusted revenue	$78,885	$63,888	$5,613	$10,952	$159,338	$66,902	$76,119	$7,686	$14,306	$165,013
% of revenue	50%	40%	3%	7%	100%	41%	46%	4%	9%	100%

TIME WARNER TELECOM INC.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. Total revenue decreased $3.4 million, or 2%, to $161.6 million for the three months ended March 31, 2004, from $165.0 million for the comparable period in 2003. Revenue by product line for the first three months of 2004 compared to the same period of 2003 included a 3%, or $2.4 million, decrease in transport revenue and a 4%, or $1.8 million, decrease in switched service revenue related to customer disconnects and a decrease in contract termination revenue. Data and Internet revenue increased 17%, or $4.1 million, as we continue to grow our enterprise customer base, and our Ethernet and IP product sales. Inter-carrier compensation decreased 23%, or $3.4 million, related to mandated and contractual rate reductions and fewer minutes of use.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to the ILECs, other competitors, and long distance carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $2.1 million, or 3%, to $64.3 million for the three months ended March 31, 2004 as compared to the same period last year. The decrease is primarily due to cost containment efforts including cost reduction in our leased IP backbone network as prices that we pay for these services decline, and an increase in capitalized labor costs as more of our technicians’ time is being spent installing equipment and services as compared to a year ago.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $4.7 million, or 9%, to $45.3 million for the three months ended March 31, 2004, from $50.0 million for the comparable period in 2003. Selling, general, and administrative expenses were 28% and 30% of revenue for the three months ended March 31, 2004 and 2003, respectively. The decrease in selling, general, and administrative expenses primarily resulted from a decrease in bad debt expense due to the continued improvement in the collection of receivables. Bad debt expense represented less than 1% and 3% of recurring revenue for the three months ended March 31, 2004 and 2003, respectively. Other changes include a reduction in property tax expense offset by increased personnel costs, particularly from an increase in sales personnel as compared to the same period last year.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $2.7 million, to $56.8 million for the three months ended March 31, 2004, from $54.1 million for the comparable period in 2003. The increase is related to the retirement of assets and additions to property, plant and equipment during 2003 and 2004.

Interest Expense. Interest expense increased $9.5 million to $35.8 million for the three months ended March 31, 2004, from $26.3 million for the comparable period in 2003. The increase in interest expense is primarily due to $8.9 million of deferred loan costs and other fees that were expensed related to the credit facility that was repaid and terminated in February 2004.

Interest Income. Interest income decreased $300,000 to $1.3 million for the three months ended March 31, 2004, from $1.6 million for the comparable period in 2003. The decrease is related to the decline in interest rates earned on cash, cash equivalents and marketable debt securities.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. We have asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Estimating these obligations requires considerable management judgment to estimate retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes

TIME WARNER TELECOM INC.

in the assumptions underlying these estimates based on future information could result in adjustments to estimated liabilities. In conjunction with SFAS 143, we recorded a $3.0 million charge to earnings for the three months ended March 31, 2003, to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods.

Net Loss and EBITDA. Net loss increased $5.5 million to a loss of $38.8 million for the three months ended March 31, 2004, from a net loss of $33.3 million for the comparable period in 2003. The change primarily resulted from increased interest expense of $9.5 million related to the debt repayment offset by a $2.9 million charge for change in accounting principle during 2003.

EBITDA is calculated by excluding the impacts of depreciation, amortization, accretion, interest expense, interest income, investment gains, income tax expense and cumulative effect of change in accounting principle from net loss. We believe that EBITDA trends are a valuable indicator of whether our operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by EBITDA for these purposes. EBITDA increased $3.4 million to $52.0 million for the three months ended March 31, 2004, from $48.7 for the comparable period in 2003. EBITDA margin was 32% for the three months ended March 31, 2004 as compared to 29% for the same period last year. The improvement resulted from lower operating and selling, general and administrative costs. Although we expect to continue to generate positive EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements, and service our indebtedness.

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

Operations. Cash used in operating activities was $8.0 million for the three months ended March 31, 2004 compared to cash provided by operations of $10.2 million for the same period in 2003. The decrease primarily related to a reduction of accounts payable and other current liabilities.

Investing. Cash used in investing activities was $45.6 million in the three months ended March 31, 2004 compared to $22.4 million for the same period in 2003. The increase of $23.2 million primarily relates to capital expenditures and net purchases of marketable debt securities. Our total marketable debt securities increased $17.9 million from December 31, 2003 to $143.5 million as of March 31, 2004 as we sought the enhanced rate of return on securities not classified as cash equivalents. Capital expenditures in the first quarter 2004 were $31.5 million, of which approximately two thirds was spent to expand networks in existing markets and add new buildings to our network, compared to $22.4 million in total capital expenditures in the first quarter of 2003.

Financing. Financing activities provided $31.1 million in cash for the three months ended March 31, 2004 and was primarily related to the net proceeds from the issuance of debt and repayment of our existing credit facility.

On February 20, 2004, our wholly owned subsidiary, Time Warner Telecom Holdings, Inc. (“Holdings”) issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under Holdings’ Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn, to replace the existing Senior Secured Credit Facility. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries and the amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of March 31, 2004, the rate was 5.12% and aggregate annual interest payments would be approximately $12.5 million.

TIME WARNER TELECOM INC.

•	The $200 million principal amount of 9¼% Senior Notes due February 15, 2014 (the “2014” Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9¼% Senior Notes are approximately $19 million. The 9¼% Senior Notes are due on February 15, 2014.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2¼% to 3%. If the facility were drawn, certain restrictive financial covenants would apply.

We used $396 million of the proceeds of the 2011 and 2014 Notes to prepay the outstanding indebtedness under our existing Senior Secured Credit Facility.

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

Our four series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at March 31, 2004.

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

TIME WARNER TELECOM INC.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of March 31, 2004. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

In 2004, we expect that cash from operations, along with cash, cash equivalents and marketable debt securities will provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, marketable debt securities, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our debt at least through 2008. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the financial and other covenants contained in the credit agreement and our continued ability to make certain representations and warranties. Financial covenants, including leverage and interest coverage ratios and limitations on capital expenditures, are primarily derived from EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

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

TIME WARNER TELECOM INC.

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

The Revolver also limits our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver also includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as our four series of Senior Notes. In addition, the lenders may declare a default if a change of voting control occurs as defined in the Revolver agreement. If we do not meet these covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants and we could potentially be subject to an acceleration of the repayment date if we have borrowed under the facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B stockholders are under no obligation to make any additional investments in us or to provide guarantees for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments. Our long-term commitments have not materially changed from those disclosed in our filing on Form 10-K for the year ended December 31, 2003.

Effects of Inflation

Historically, inflation has not had a material effect on us.

TIME WARNER TELECOM INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents, marketable debt securities and other investments. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing arrangements.

The following table provides information at March 31, 2004 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates.

	Expected Maturity Date
	2004	2005	Total
	(amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$160,306	—	160,306
Weighted average interest rate	1%	—	1%
Commercial paper, corporate and municipal debt securities	$292,853	3,895	296,748
Weighted average interest rate	0.8%	4.3%	0.9%

At March 31, 2004, the fair values of our fixed rate 9¾% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our Second Priority Floating Rate Senior Notes due 2011, and our fixed rate 9¼% Senior Notes due 2014 were approximately $373 million, $368 million, $238 million, and $200 million, respectively, as compared to a carrying values of $400 million, $400 million, $240 million, and $200 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Based on the $240 million outstanding balance as of March 31, 2004 of our floating rate debt, a one-percent change in the applicable LIBOR rate would change the amount of annual interest paid by $24 million.

Item 4.	Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

(i)	Form 8-K dated February 2, 2004 furnishing the Company’s fourth quarter 2003 press release.

(ii)	Form 8-K dated February 3, 2004 furnishing press release announcing offering of Senior Notes.

(iii)	Form 8-K dated February 3, 2004 updating the Company’s risk factors.

(iv)	Form 8-K dated February 11, 2004 furnishing press release announcing pricing of Senior Notes.

(v)	Form 8-K dated February 23, 2004 furnishing a press release announcing the completion of Senior Notes offering.

(vi)	Form 8-K dated March 2, 2004 furnishing investor presentation for investor conference in Orlando, Florida.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: May 10, 2004	By:	/s/ Jill R. Stuart

Jill R. Stuart Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1 -	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.