Form 10-Q
period 2004-06-30
TIME WARNER TELECOM INC
filed 2004-08-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of June 30, 2004 was:

Time Warner Telecom Inc. Class A common stock — 49,734,718 shares

Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$208,336	353,032
Short-term investments	254,830	125,561
Receivables, less allowances of $13,834 and $15,011, respectively (a)	41,119	42,969
Prepaid expenses	15,659	10,511
Deferred income taxes	15,795	22,414

Total current assets	535,739	554,487

Long-term investments	13,494	—
Property, plant, and equipment	2,288,000	2,215,523
Less accumulated depreciation	(961,586)	(852,276)

	1,326,414	1,363,247

Deferred income taxes	42,594	36,060
Goodwill	26,773	26,773
Other assets, net of accumulated amortization (note 1)	28,525	25,316

Total assets	$1,973,539	2,005,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$39,535	40,096
Deferred revenue	23,678	29,053
Accrued interest	43,919	35,078
Accrued payroll and benefits	24,112	28,402
Other current liabilities	152,680	165,585

Total current liabilities	283,924	298,214

Long-term debt and capital lease obligations (note 2)	1,249,689	1,203,383
Other long-term liabilities	6,768	6,487
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 49,734,718 shares issued and outstanding as of June 30, 2004 and 49,355,252 shares issued and outstanding as of December 31, 2003	497	493
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding as of June 30, 2004 and December 31, 2003	659	659
Additional paid-in capital	1,171,394	1,169,633
Accumulated other comprehensive income, net of taxes	—	417
Accumulated deficit	(739,392)	(673,403)

Total stockholders’ equity	433,158	497,799

Total liabilities and stockholders’ equity	$1,973,539	2,005,883

(a) Includes receivables resulting from transactions with affiliates (note 3)	$2,514	4,332

(b) Includes payables resulting from transactions with affiliates (note 3)	$6,391	6,092

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$83,552	88,842	$167,712	175,354
Switched services	39,321	36,433	77,434	76,324
Data and Internet services	29,908	24,131	58,332	48,435
Intercarrier compensation	10,045	13,366	20,997	27,672

Total revenue	162,826	162,772	324,475	327,785

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	64,221	65,463	128,538	131,830
Selling, general, and administrative	43,381	47,152	88,693	97,132
Depreciation, amortization, and accretion	54,590	54,358	111,403	108,468

Total costs and expenses	162,192	166,973	328,634	337,430

Operating income (loss)	634	(4,201)	(4,159)	(9,645)
Interest expense	(28,811)	(26,272)	(64,633)	(52,612)
Interest income	1,224	1,697	2,543	3,322
Investment gain	20	—	710	—

Loss before income taxes and cumulative effect of change in accounting principle	(26,933)	(28,776)	(65,539)	(58,935)
Income tax expense	225	225	450	450

Net loss before cumulative effect of change in accounting principle	(27,158)	(29,001)	(65,989)	(59,385)
Cumulative effect of change in accounting principle	—	—	—	2,965

Net loss	$(27,158)	(29,001)	$(65,989)	(62,350)

Amounts per common share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.23)	(0.25)	$(0.57)	(0.52)
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net loss	$(0.23)	(0.25)	$(0.57)	(0.54)

Weighted average shares outstanding, basic and diluted	115,673	114,930	115,594	114,929

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$5,090	7,668	$10,703	15,354

Operating expenses	$1,224	950	$2,274	1,780

Selling, general, and administrative	$552	514	$1,142	915

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(65,989)	(62,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	111,403	108,468
Cumulative effect of change in accounting principle	—	2,965
Stock-based compensation	588	784
Deferred debt issue costs	10,486	2,258
Gain on investments	(710)	—
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(3,298)	15,381
Accrued reorganization	—	(135)
Accounts payable, deferred revenue, and other current liabilities	(14,573)	(5,086)

Net cash provided by operating activities	37,907	62,285

Cash flows from investing activities:
Capital expenditures	(71,567)	(50,258)
Purchases of investments	(292,628)	(113,461)
Proceeds from maturities of investments	149,865	46,170
Other investing activities	1,488	—

Net cash used in investing activities	(212,842)	(117,549)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	622	8
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	555	—
Net proceeds from issuance of debt	426,029	—
Payment of capital lease obligations	(967)	(1,258)
Payment of debt obligations	(396,000)	(12,000)

Net cash provided by (used in) financing activities	30,239	(13,250)

Decrease in cash and cash equivalents	(144,696)	(68,514)
Cash and cash equivalents at beginning of period	353,032	506,460

Cash and cash equivalents at end of period	$208,336	437,946

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,344	51,667

Cash paid for income taxes	$388	961

Cancellation of a capital lease obligation	$—	3,669

Addition of capital lease obligation	$4,004	—

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income, net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2004	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799
Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	(417)	—	(417)
Net loss	—	—	—	—	—	—	(65,989)	(65,989)

Comprehensive loss								(66,406)
Shares issued for cash in connection with the exercise of stock options	196	2	—	—	620	—	—	622
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	554	—	—	555
Forfeiture of restricted stock	(11)	—	—	—	—	—	—	—
Stock based compensation	95	1	—	—	587	—	—	588

Balance at June 30, 2004	49,735	$497	65,937	$659	1,171,394	—	(739,392)	433,158

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

June 30, 2004

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Time Warner and Advance/Newhouse are referred to as the “Class B Stockholders.” Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of June 30, 2004, the Class B stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of June 30, 2004.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Class B stockholders and their affiliates are disclosed as related party transactions.

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

As of June 30, 2004, the Company had sold its remaining shares of marketable equity securities. For the six months ended June 30, 2004, the sale of securities yielded a gain of $710,000 and proceeds of $752,000.

Marketable debt securities are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, and the balance was $470.6 million at June 30, 2004. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $13.8 million or 25% of gross receivables at June 30, 2004, and $15.0 million or 26% of gross receivables at December 31, 2003.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 3% and 4% of revenue during the six months ended June 30, 2004 and 2003, respectively. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Reciprocal compensation rates were further reduced in 2003. As of June 30, 2004, the Company had deferred recognition of $6.6 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service and there were further reductions in June 2004. The FCC’s regulation of CLEC access charge rates does not affect the rates stipulated in the Company’s contracts with certain long distance carriers. The Company’s contracts with certain carriers also have access rate reductions in relationship to volume commitments. The Company expects that switched access revenue will decline as a percentage of revenue in the third quarter of 2004 due to the June 2004 contractual rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 4% of total revenue in each of the six months ended June 30, 2004 and 2003.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 33% and 39% of the Company’s consolidated revenue for the six months ended June 30, 2004 and 2003, respectively. MCI Inc. (formerly WorldCom Inc.), the Company’s largest customer in 2003, discontinued a significant amount of services it purchased from the Company as a result of its bankruptcy proceedings. A settlement was negotiated in 2003 to resolve a number of open disputes and claims between the parties. The balance of these disputes and claims were resolved in the first quarter of 2004, resulting in recognition of $2.3 million in previously deferred revenue and a reduction of $400,000 of expense. MCI accounted for 5% and 8% of the Company’s total revenue for the six months ended June 30, 2004 and 2003, respectively, including the dispute resolution. No customers accounted for 10% or more of total revenue in the six months ended June 30, 2004 or 2003.

Income Taxes

As of June 30, 2004, the Company has recorded a deferred tax asset of $58.5 million, net of a valuation allowance of $196.7 million. The Company has concluded that it is more likely than not that the net deferred tax asset will be realized because the Company could utilize tax-planning

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.5 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for the excess amount.

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

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased due to the accretion of the liability, and was $6.8 million and $6.2 million as of June 30, 2004 and 2003, respectively.

Segment Reporting

As of June 30, 2004, the Company operated in 44 service areas, and the Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, are regulated by the same type of authorities, and are managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one line of business.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

Options to purchase 19,249,000 and 17,727,000 shares of the Company’s Class A common stock outstanding at June 30, 2004 and 2003, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. FASB Statement No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.6% in each of the six month periods ended June 30, 2004 and 2003; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.16 and 1.23 as of June 30, 2004 and 2003, respectively; and a weighted-average expected life of the option of five years during each period.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

The weighted-average fair value of options granted was $5.47 and $3.05 for the six months ended June 30, 2004 and 2003, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(amounts in thousands, except per share amounts)
Net loss	$(27,158)	(29,001)	$(65,989)	(62,350)
Expense calculated under APB 25	—	132	—	263
Expense calculated under SFAS 123	(10,791)	(15,157)	(22,221)	(30,447)

Pro-forma net loss	$(37,949)	(44,026)	$(88,210)	(92,534)

Pro-forma basic and diluted loss per share	$(0.33)	(0.38)	$(0.76)	(0.81)

The FASB released an exposure draft of Proposed Statement of Financial Accounting Standards Share-Based Payment, an amendment of FASB Statements No. 123 and 95. If adopted, the proposed statement could be effective for the Company on January 1, 2005 and would require the Company to record expense for the fair value of stock options, unless effectiveness is delayed. The Company is currently evaluating any impact this proposal will have on stock-based compensation expense and how the expense under the proposal may differ from amounts currently disclosed under SFAS 123.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2004 presentation.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	June 30, 2004	December 31, 2003
	(amounts in thousands)
9 3/4% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Floating Rate Senior Notes	240,000	—
9 1/4% Senior Notes	200,000	—
Credit Facility	—	396,000
Capital lease obligations	11,345	7,908

Total obligations	1,251,345	1,203,908
Less current portion of capital lease obligations	1,656	525

Total long-term obligations	$1,249,689	1,203,383

The $400 million principal amount 9¾% Senior Notes due July 2008 (the “9¾% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9¾% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs relating to the 9¾% Senior Notes, totaled approximately $20.1 million in each of the six month periods ended June 30, 2004 and 2003. At June 30, 2004, the fair market value of the $400 million of 9¾% Senior Notes was approximately $374 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $20.8 million and $20.5 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $364 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2003, the Company’s wholly owned subsidiary Time Warner Telecom Holdings, Inc. (“Holdings”) maintained a senior secured credit facility with lender commitments of $800 million, of which $420 million had been drawn and $396 million was outstanding. Interest expense, including commitment fees and amortization and write-off of deferred debt issue costs, relating to the credit facility totaled approximately $11.8 million and $11.6 million for the six months ended June 30, 2004 and 2003, respectively. On February 20, 2004, Holdings issued $440 million in

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

Senior Notes, repaid the outstanding indebtedness of $396 million under the credit facility, terminated the facility, and entered into a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by the Company and its and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of June 30, 2004, the rate was 5.25% and interest expense would be approximately $11.0 million for 2004. Interest expense, including amortization of deferred debt issuance costs relating to the 2011 Notes, was $4.8 million for the six months ended June 30, 2004. At June 30, 2004, the fair market value of the $240 million of 2011 Notes was approximately $238 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $200 million principal amount of 9¼% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes. Interest is payable semi-annually on February 15 and August 15. The notes are guaranteed by the Company and its and Holdings’ subsidiaries. Interest expense including amortization of deferred debt issuance costs relating to the 2014 Notes was $6.9 million for the six months ended June 30, 2004. At June 30, 2004, the fair market value of the $200 million of 2014 Notes was approximately $192 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or April 14, 2008 if the 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2¼% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $688,000 for the six months ended June 30, 2004, which includes $415,000 of expense related to the terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

As of June 30, 2004, the Company was in compliance with all of its covenants.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks, LLC, an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House Networks, LLC (the “Cable Operations”.) Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $1.7 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively, and entered into a capital lease agreement of $1.5 million during the second quarter of 2004. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of June 30, 2004, the Company’s property, plant, and equipment included $187.7 million in licenses of fiber capacity pursuant to the capacity license agreements.

Under the licensing arrangement, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $2.3 million and $1.8 million, for the six months ended June 30, 2004 and 2003, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $1.1 million and $915,000 from the Cable Operations for the six months ended June 30, 2004 and 2003, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases spaces from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $10.7 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively.

4.	Commitments and Contingencies

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Management routinely reviews the Company’s exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount of loss can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities, and actual results could vary from the estimates.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

5.	Supplemental Guarantor Information

On February 20, 2004, Holdings (Issuer) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2011, and $200 million principal amount of 9 ¼% Senior Notes due 2014. These notes are guaranteed by the Company (Parent Guarantor) and its subsidiaries and Holdings’ subsidiaries (Combined Subsidiary Guarantors). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2004 and December 31, 2003, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2004 and 2003, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2004 and 2003.

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,316	203,385	(6,365)	—	208,336
Short-term investments	13,962	240,868	—	—	254,830
Receivables, net	67	394	40,658	—	41,119
Prepaid expenses and other current assets	1,300	8,691	5,668	—	15,659
Deferred income taxes	21,227	—	—	(5,432)	15,795

Total current assets	47,872	453,338	39,961	(5,432)	535,739

Long-term investments	—	13,494			13,494
Property, plant and equipment, net	—	55,078	1,271,336	—	1,326,414
Deferred income taxes	—	43,646	—	(1,052)	42,594
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	12,674	14,684	1,167	—	28,525

Total assets	$60,546	580,240	1,339,237	(6,484)	1,973,539

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	(890)	40,425	—	39,535
Other current liabilities	34,917	48,575	166,329	(5,432)	244,389
Intercompany payable (receivable)	(1,885,152)	93,574	1,791,578	—	—

Total current liabilities	(1,850,235)	141,259	1,998,332	(5,432)	283,924

Losses in subsidiary in excess of investment	676,571	313,901	—	(990,472)	—
Long-term debt and capital lease obligations	800,000	441,340	8,349	—	1,249,689
Deferred income taxes	1,052			(1,052)	—
Other long-term liabilities	—	—	6,768	—	6,768
Stockholders’ equity (deficit)	433,158	(316,260)	(674,212)	990,472	433,158

Total liabilities and stockholders’ equity (deficit)	$60,546	580,240	1,339,237	(6,484)	1,973,539

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,959	342,216	(143)	—	353,032
Short-term investments	14,172	111,389	—	—	125,561
Receivables, net	49	123	42,797	—	42,969
Prepaid expenses and other current assets	1,300	6,312	2,899	—	10,511
Deferred income taxes	17,322	5,092	—	—	22,414

Total current assets	43,802	465,132	45,553	—	554,487

Property, plant and equipment, net	—	64,323	1,298,924	—	1,363,247
Deferred income taxes	2,845	33,215	—	—	36,060
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	14,705	9,470	1,141	—	25,316

Total assets	$61,352	572,140	1,372,391	—	2,005,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	1,137	38,959	—	40,096
Other current liabilities	34,916	41,885	180,792	—	257,593
Intercompany payable (receivable)	(1,882,049)	134,509	1,747,540	—	—
Accrued restructure costs	—	—	—	—	—
Current portion debt and capital lease obligations	—	58	467	—	525

Total current liabilities	(1,847,133)	177,589	1,967,758	—	298,214

Losses in subsidiary in excess of investment	610,686	280,524		(891,210)	—
Long-term debt and capital lease obligations	800,000	396,563	6,820	—	1,203,383
Other long-term liabilities	—	—	6,487	—	6,487
Stockholders’ equity (deficit)	497,799	(282,536)	(608,674)	891,210	497,799

Total liabilities and stockholders’ equity (deficit)	$61,352	572,140	1,372,391	—	2,005,883

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	162,826	—	162,826
Costs and expenses:
Operating, selling, general and administrative	—	30,799	76,803	—	107,602
Depreciation, amortization and accretion	—	7,088	47,502	—	54,590
Corporate expense allocation	—	(37,887)	37,887	—

Total costs and expenses	—	—	162,192	—	162,192

Operating income	—	—	634	—	634
Interest expense, net	(20,396)	(4,859)	(2,332)	—	(27,587)
Interest expense allocation	20,376	4,859	(25,235)	—	—
Investment gain	20	—	—	—	20

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(26,933)	—	(26,933)
Income tax expense	—	225	—	—	225

Net loss before equity in undistributed losses of subsidiaries	—	(225)	(26,933)	—	(27,158)
Equity in undistributed losses of subsidiaries	(27,158)	(16,400)	—	43,558	—

Net loss	$(27,158)	(16,625)	(26,933)	43,558	(27,158)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	162,772	—	162,772
Costs and expenses:
Operating, selling, general and administrative	—	31,440	81,175	—	112,615
Depreciation, amortization and accretion	—	8,720	45,638	—	54,358
Corporate expense allocation	—	(40,160)	40,160	—	—

Total costs and expenses	—	—	166,973	—	166,973

Operating loss	—	—	(4,201)	—	(4,201)
Interest expense, net	(20,237)	(2,917)	(1,421)	—	(24,575)
Interest allocation	20,237	2,917	(23,154)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(28,776)	—	(28,776)
Income tax expense	—	225	—	—	225

Net loss before equity in undistributed losses of subsidiaries and cumulative effect of change in accounting principle	—	(225)	(28,776)	—	(29,001)
Equity in undistributed losses of subsidiaries	(29,001)	(15,275)	—	44,276	—

Net loss before cumulative effect of change in accounting principle	(29,001)	(15,500)	(28,776)	44,276	(29,001)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net loss	$(29,001)	(15,500)	(28,776)	44,276	(29,001)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	324,475	—	324,475
Costs and expenses:
Operating, selling, general and administrative	—	63,142	154,089	—	217,231
Depreciation, amortization and accretion	—	14,582	96,821	—	111,403
Corporate expense allocation	—	(77,724)	77,724	—	—

Total costs and expenses	—	—	328,634	—	328,634

Operating loss	—	—	(4,159)	—	(4,159)
Interest expense, net	(40,788)	(17,504)	(3,798)	—	(62,090)
Interest expense allocation	40,078	17,504	(57,582)	—	—
Investment gain	710	—	—	—	710

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(65,539)	—	(65,539)
Income tax expense	—	450	—	—	450

Net loss before equity in undistributed losses of subsidiaries	—	(450)	(65,539)	—	(65,989)
Equity in undistributed losses of subsidiaries	(65,989)	(33,274)	—	99,263	—

Net loss	$(65,989)	(33,724)	(65,539)	99,263	(65,989)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	327,785	—	327,785
Costs and expenses:
Operating, selling, general and administrative	—	65,101	163,861	—	228,962
Depreciation, amortization and accretion	—	14,323	94,145	—	108,468
Corporate expense allocation	—	(79,424)	79,424	—	—

Total costs and expenses	—	—	337,430	—	337,430

Operating loss	—	—	(9,645)	—	(9,645)
Interest expense, net	(40,392)	(7,369)	(1,529)	—	(49,290)
Interest allocation	40,392	7,369	(47,761)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(58,935)	—	(58,935)
Income tax expense	—	450	—	—	450

Net loss before equity in undistributed losses of subsidiaries and cumulative effect of change in accounting principle	—	(450)	(58,935)	—	(59,385)
Equity in undistributed losses of subsidiaries	(62,350)	(12,998)	—	75,348	—

Net loss before cumulative effect of change in accounting principle	(62,350)	(13,448)	(58,935)	75,348	(59,385)
Cumulative effect of change in accounting principle	—	—	2,965	—	2,965

Net loss	$(62,350)	(13,448)	(61,900)	75,348	(62,350)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(65,989)	(33,724)	$(65,989)	$99,713	(65,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	14,582	96,821	—	111,403
Intercompany change	63,371	(7,558)	43,900	(99,713)	—
Amortization of deferred debt issue costs	1,195	9,291	—	—	10,486
Investment gains, net	(710)	—	—	—	(710)
Stock based compensation	—	—	588	—	588
Changes in operating assets and liabilities	351	(5,112)	(13,110)	—	(17,871)

Net cash (used in) provided by operating activities	(1,782)	(22,521)	62,210	—	37,907

Cash flows from investing activities:
Capital expenditures	—	(2,839)	(68,728)	—	(71,567)
Purchases of investments	(13,990)	(278,638)	—	—	(292,628)
Proceeds from maturities of investments	14,200	135,665	—	—	149,865
Other investing activities	752	—	736	—	1,488

Net cash provided by (used in) investing activities	962	(145,812)	(67,992)	—	(212,842)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	426,029	—	—	426,029
Repayment of debt	—	(396,000)	—	—	(396,000)
Net proceeds from issuance of common stock upon exercise of stock options	622	—	—	—	622
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	555	—	—	—	555
Payment of capital lease obligations	—	(527)	(440)	—	(967)

Net cash provided by (used in) financing activities	1,177	29,502	(440)	—	30,239

Increase (decrease) in cash and cash equivalents	357	(138,831)	(6,222)	—	(144,696)
Cash and cash equivalents at beginning of period	10,959	342,216	(143)	—	353,032

Cash and cash equivalents at end of period	$11,316	203,385	(6,365)	—	208,336

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,350)	(13,448)	$(61,900)	$75,348	(62,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	14,178	94,290	—	108,468
Intercompany change	76,680	6,844	(8,176)	(75,348)	—
Amortization of deferred debt issue costs	1,196	1,062	—	—	2,258
Cumulative effect of change in accounting principle	—	—	2,965	—	2,965
Stock based compensation	—	—	784	—	784
Changes in operating assets and liabilities	(15,360)	7,732	17,788	—	10,160

Net cash provided by operating activities	166	16,368	45,751	—	62,285

Cash flows from investing activities:
Capital expenditures	—	(4,417)	(45,841)	—	(50,258)
Purchases of investments	(9,102)	(104,359)	—	—	(113,461)
Proceeds from maturities of investments	27	46,143	—	—	46,170

Net cash used in investing activities	(9,075)	(62,633)	(45,841)	—	(117,549)

Cash flows from financing activities:
Repayment of debt	—	(12,000)	—	—	(12,000)
Net proceeds from issuance of common stock upon exercise of stock options	8	—	—	—	8
Payment of capital lease obligations	—	(791)	(467)	—	(1,258)

Net cash provided by (used in) financing activities	8	(12,791)	(467)	—	(13,250)

Decrease in cash and cash equivalents	(8,901)	(59,056)	(557)	—	(68,514)
Cash and cash equivalents at beginning of year	24,832	482,257	(629)	—	506,460

Cash and cash equivalents at end of year	$15,931	423,201	(1,186)	—	437,946

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

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of June 30, 2004, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

TIME WARNER TELECOM INC.

As of June 30, 2004, our networks spanned 18,941 route miles and contained 911,044 fiber miles. We offered service to 4,576 buildings served entirely by our facilities (on-net) and 13,114 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net) in 22 states.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber networks to increase customer penetration in our existing markets. We plan to expand our revenue base by increasing customer and building penetration and using available network capacity in our existing markets. Approximately two-thirds of our capital expenditures during the six months ended June 30, 2004 was used to expand our fiber network in existing markets and connect additional buildings to our network. We may also expand our service reach by acquiring networks or operations in our existing markets, or in markets we do not currently serve.

•	Expanding our service offerings including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and Internet protocol or IP-based services, security and virtual private network or VPN services, and installing “soft switches” and other converged network elements that are smaller and more cost effective than traditional end-office switches to provide traditional voice services and to develop future service applications to enhance our customers’ voice and data networking ability. We may also expand our product line by partnering or by purchasing technologies or operations from others, rather than developing the capabilities internally. Revenue from data and Internet services for the six months ended June 30, 2004 grew 20% compared to the same period in 2003. We expect an increasing portion of our future revenue to be contributed by data and Internet services.

•	Targeting enterprise customers, including business and governmental customers, while still focusing on carrier customers that we believe are more financially stable.

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity and drive toward profitability.

Revenue and Expense Trends

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix for each of the quarters of 2004 and 2003 breaks down as follows:

	For the Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	(dollars in millions)
Enterprise / End Users	$66.9	72.3	74.3	76.2	78.9	81.6
Carrier and ISP	76.1	69.4	69.8	65.6	63.9	66.1
Related Parties	7.7	7.7	9.4	8.6	5.6	5.1
Intercarrier Compensation	14.3	13.4	9.9	9.8	10.9	10.0

	165.0	162.8	163.4	160.2	159.3	162.8
Reciprocal Compensation Settlements	—	—	3.8	—	—	—
MCI Settlements	—	—	5.2	9.2	2.3	—

Total Revenue	$165.0	162.8	172.4	169.4	161.6	162.8

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet and IP-based product bundling as well as network expansion. Enterprise revenue represented 50% of our revenue in the second quarter of 2004 as compared to 44% for the same period in 2003. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. While historically we have partially offset revenue decreases from carriers and Internet Service

TIME WARNER TELECOM INC.

Providers, or ISPs, and intercarrier compensation revenue through increases in enterprise customer revenue, there is no assurance this trend will continue.

Carrier and ISP Customer Revenue

Revenue from carrier and ISP customers has been declining primarily from service disconnections resulting from bankruptcies and contractions in their businesses. Carrier and ISP revenue represented 41% of our revenue in the second quarter of 2004 as compared to 43% for the same period in 2003. In 2002 and 2003, MCI discontinued a significant amount of services it purchased from us as a result of its bankruptcy proceedings. As a result of a settlement between MCI and the Company to resolve a number of open disputes and claims relating to the bankruptcy, we recognized settlement revenue in the third and fourth quarters of 2003 and in the first quarter of 2004. In addition to revenue decreases related to MCI, we also have experienced service disconnections from other carriers and ISPs, as described below, and in some cases we are re-pricing our existing carrier services in response to competitive pressures in order to obtain extensions of existing contracts. This has created downward pressure on revenue from this customer base.

Related Party Revenue

We provide dedicated transport services, switched services and data and Internet services to affiliates of our Class B stockholders including Time Warner Cable, Time Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that, in management’s view, result in reasonable arm’s-length terms. Related party revenue has been declining in 2004 primarily as a result of the transfer of services from our transport network to networks owned by America Online and Roadrunner, affiliates of Time Warner Inc., as they continue to build out their network facilities. Revenue from related parties represented approximately 3% of our total revenue in the second quarter of 2004 as compared to 5% in the second quarter of 2003. We expect that revenue from some affiliates of Time Warner Inc. will decline in the near future as they use more of their own network facilities.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission, or FCC, ruling reduced rates and capped the number of minutes for which ISP-bound traffic can be compensated. Rates have been declining since the ruling, with a further decline in June 2003. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue over the past several years. Reciprocal compensation represented 3% of revenue for the quarter ended June 30, 2004 as compared to 4% of revenue for the quarter ended June 30, 2003. The FCC has commenced a rulemaking on intercarrier compensation and is also reviewing the basis for the distinction between ISP-bound and other local traffic in its 2001 ruling pursuant to a federal court order. These proceedings may result in changes to the present intercarrier compensation regime that we cannot predict at this time. We also cannot predict the potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is likely.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the Incumbent Local Exchange Carriers, or ILECs, while the access rates of Competitive Local Exchange Carriers, or CLECs, have been less regulated. In June 2001, the FCC began regulating CLEC’s interstate switched access charges. Our rates were reduced pursuant to that order and were further reduced in June 2004 to parity with the rates of the ILEC in each of our service areas, which we expect will result in a quarterly decrease of $2 million in switched access revenue, subject to fluctuations in usage. The order does not affect the rates stipulated in our contracts with certain long distance carriers, although certain contracts provide for access rate reductions in relation to volume commitments. The FCC is considering further change to the access rate regime that could result in a further reduction or elimination of access charges. As a result, we expect that switched access revenue

TIME WARNER TELECOM INC.

will continue to decline as a percentage of revenue; however, we are unable to predict the extent of any such decline due to regulatory uncertainty. Switched access revenue represented 4% of revenue for each of the six months ended June 30, 2004 and 2003.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to Voice over IP, or VoIP, traffic that originates over the internet and terminates in different local service areas on the Public Switched Telephone Network. This traffic is currently subject to local reciprocal compensation rates. The FCC has opened a proceeding to resolve the uncertainty but we cannot presently predict when the proceeding will be concluded or the impact of any new rules that may result from the proceeding. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic and the terminating carrier may attempt to assess switched access charges against us to terminate the traffic, resulting in higher intercarrier compensation expense to us. In response to a 2002 petition filed by AT&T Corp., the FCC recently ruled that telephony services that both originate on the traditional public switched telephone network, but use long-haul IP transport facilities are telecommunications services subject to access charges, but clarified that the charges should be assessed against long distance carriers and not against intermediate local carriers like us. Notwithstanding this ruling, terminating carriers may attempt to assess switched access charges against us and we cannot predict the outcome of such disputes. The FCC reserved the right to reach a different conclusion in its rule-making proceeding and did not address whether its ruling applies retroactively to access charges imposed on this type of traffic for prior periods.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or service migration as a result of price competition from other providers. Disconnects in the first six months of 2004 resulted in the loss of $5.3 million of monthly revenue versus $6.8 million, of which $2.6 million was related to MCI, in the first six months of 2003. While we expect that some customers will continue to disconnect services due to the aforementioned reasons, we cannot predict the total impact on revenue from these disconnects.

Our revenue and margins may also be reduced from price-cutting by other telecommunications service providers that may require us to adjust prices for existing services upon contract renewals. In particular, we believe that in some of the markets in which we operate, the ILECs are pricing their business services more aggressively than in the past which could adversely affect our future revenues and margins.

TIME WARNER TELECOM INC.

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

Bad debt expense has trended downward from 2% of revenue in 2003 to a net recovery of 0.4% for the first six months of 2004 due to successful collection efforts, including a $2.3 million recovery from a single customer. The improvement in collections was the result of added controls and more aggressive collection efforts. We believe that the continued improvement in 2004 also reflects a higher quality customer base as our carrier customer base becomes more stable and as more of our revenue is derived from enterprise customers. Although we have experienced an improvement in bad debt expense in the first six months of 2004, there is no assurance that this trend will continue.

Related Party Transactions

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House Networks, LLC, also an affiliate of a Class B stockholder. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of June 30, 2004, our property, plant, and equipment included $187.7 million in licenses of fiber capacity pursuant to these capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House Networks, LLC negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that, in management’s view, result in reasonable arm’s- length terms. We have also benefited from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party amounts are disclosed in Notes 1 and 2 to “Statements of Operations Data” in Results of Operations.

Critical Accounting Policies and Significant Estimates

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

TIME WARNER TELECOM INC.

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

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result our balance sheet reflects a net deferred tax asset that represents the tax benefit of NOLs and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we are required to establish a valuation allowance for the amount that may not be realized. At June 30, 2004, our net deferred tax asset after a valuation allowance of $196.7 million was $58.5 million.

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

Revenue and Receivables

Our services are complex and our tariffs and contracts may be correspondingly complex and subject to interpretations causing disputes over billing. In addition, changes in and interpretations of regulatory rulings create uncertainty and may cause disputes over minutes of use, rates or other provisions of our service. As such, we defer recognition of revenue until cash is collected on certain of our components of revenue, including reciprocal compensation and contract termination charges. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

TIME WARNER TELECOM INC.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide a valuation allowance based on expected collection of our receivables through a charge to selling, general and administrative expense. Our estimates are based on assumptions and other considerations, including historical collection experience, credit worthiness and financial performance of our customers, industry financial performance and aging analysis. No significant changes have been made to our estimates since December 31, 2003.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,						Six Months Ended June 30,
	2004			2003			2004			2003
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport	$83,552	51%		88,842	55%		167,712	52%		175,354	54%
Switched services	39,321	24		36,433	22		77,434	24		76,324	23
Data and Internet services	29,908	18		24,131	15		58,332	18		48,435	15
Intercarrier compensation	10,045	7		13,366	8		20,997	6		27,672	8

Total revenue	162,826	100		162,772	100		324,475	100		327,785	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	64,221	39		65,463	40		128,538	40		131,830	40
Selling, general, and administrative	43,381	27		47,152	29		88,693	27		97,132	30
Depreciation, amortization, and accretion	54,590	34		54,358	33		111,403	34		108,468	33

Total costs and expenses	162,192	100		166,973	102		328,634	101		337,430	103

Operating income (loss)	634	—		(4,201)	(2)		(4,159)	(1)		(9,645)	(3)
Interest expense	(28,811)	(18)		(26,272)	(16)		(64,633)	(20)		(52,612)	(16)
Interest income	1,224	1		1,697	1		2,543	1		3,322	1
Investment gain	20	—		—	—		710	—		—	—

Loss before income taxes and cumulative effect of change in accounting principle	(26,933)	(17)		(28,776)	(17)		(65,539)	(20)		(58,935)	(18)
Income tax expense	225	—		225	—		450	—		450	—

Net loss before cumulative effect of change in accounting principle	(27,158)	(17)		(29,001)	(17)		(65,989)	(20)		(59,385)	(18)
Cumulative effect of change in accounting principle	—	—		—	—		—	—		2,965	1

Net loss	$(27,158)	(17)%		(29,001)	(17)%		(65,989)	(20)%		(62,350)	(19)%

Basic and diluted loss per share	$(0.23)			$(0.25)			$(0.57)			$(0.54)

Weighted average shares outstanding, basic and diluted	115,673			114,930			115,594			114,929
EBITDA (3)(4)	$55,224	34	%(5)	50,157	31	%(5)	107,244	33	%(5)	98,823	30	%(5)
Net cash provided by operating activities	45,865			52,102			37,907			62,285
Net cash used in investing activities	(167,275)			(95,176)			(212,842)			(117,549)
Net cash provided by (used in) financing activities	(508)			(6,808)			30,239			(13,250)

(1)	Includes revenue resulting from transactions with affiliates of $5.1 million and $7.7 million for the three months ended June 30, 2004 and 2003, respectively, and $10.7 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively.
(2)	Includes expenses resulting from transactions with affiliates of $1.8 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively.
(3)	“EBITDA” is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense, and cumulative effect of change in accounting principle. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes, and our new Revolver. The definition of EBITDA under our new Revolver, and our four series of senior notes differs from the definition of EBITDA used in this table because the Revolver definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(4)	The reconciliation between net loss and EBITDA is as follows:

TIME WARNER TELECOM INC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(amounts in thousands)
Net loss	$(27,158)	(29,001)	$(65,989)	(62,350)
Cumulative effect of change in
accounting principle	—	—	—	2,965
Income tax expense	225	225	450	450
Investment gain	(20)	—	(710)	—
Interest income	(1,224)	(1,697)	(2,543)	(3,322)
Interest expense	28,811	26,272	64,633	52,612
Depreciation, amortization, and accretion	54,590	54,358	111,403	108,468

EBITDA	$55,224	50,157	$107,244	98,823

(5)	EBITDA margin represents EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue. Total revenue remained relatively flat at $162.8 million for the three months ended June 30, 2004, as compared to the same period in 2003. Revenue by product line for the second quarter of 2004 compared to the same period of 2003 included a 6%, or $5.3 million, decrease in transport revenue related to customer disconnects and price adjustments for existing services upon contract renewals. This decrease was partially offset by an increase in contract settlements of $2.5 million in the second quarter of 2004 as compared to the same quarter of 2003. Switched services revenue increased 8%, or $2.9 million, primarily due to increased usage. Data and Internet revenue increased 24%, or $5.8 million, as we continue to grow our enterprise customer base, and our Ethernet and IP product sales. Intercarrier compensation decreased 25%, or $3.3 million, related to mandated and contractual rate reductions and fewer minutes of use due to the loss of certain ISP customers.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $1.2 million, or 2%, to $64.2 million for the three months ended June 30, 2004 as compared to the same period last year. The decrease is primarily due to an increase in capitalized labor costs resulting from increased capital spending as compared to a year ago, partially offset by an increase in network facility costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $3.8 million, or 8%, to $43.4 million for the three months ended June 30, 2004, from $47.2 million for the comparable period in 2003. Selling, general, and administrative expenses were 27% and 29% of revenue for the three months ended June 30, 2004 and 2003, respectively. The decrease in selling, general, and administrative expenses primarily resulted from a decrease in bad debt expense due to the continued improvement in the collection of receivables, including $2.3 million in recoveries. Other changes include a reduction in property tax expense offset by increased personnel costs, primarily due to an increase in sales personnel as compared to the same period last year.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $232,000 to $54.6 million for the three months ended June 30, 2004, from $54.4 million for the comparable period in 2003. The increase is related to the retirement of assets and additions to property, plant and equipment during 2003 and 2004.

Interest Expense. Interest expense increased $2.5 million to $28.8 million for the three months ended June 30, 2004, from $26.3 million for the comparable period in 2003. The increase in interest expense is primarily due to the rate differential related to our debt refinancing in February 2004.

Interest Income. Interest income decreased $473,000 to $1.2 million for the three months ended June 30, 2004, from $1.7 million for the comparable period in 2003. The decrease is related to lower cash and investment balances and a decline in the effective interest rates earned.

Net Loss and EBITDA. Net loss decreased $1.8 million to a loss of $27.2 million for the three months ended June 30, 2004, from a net loss of $29.0 million for the comparable period in 2003. The change primarily resulted from reduced operating costs as described above, offset by an increase in interest expense associated with the rate differential related to our debt refinancing in February 2004.

EBITDA is calculated by excluding the impacts of depreciation, amortization, accretion, interest expense, interest income, investment gains, income tax expense and cumulative effect of change in accounting principle from net loss. We believe that EBITDA trends are a valuable indicator of whether our operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund

TIME WARNER TELECOM INC.

capital expenditures. We currently use the results depicted by EBITDA for these purposes. EBITDA increased $5.0 million to $55.2 million for the three months ended June 30, 2004, from $50.2 for the comparable period in 2003. EBITDA margin was 34% for the three months ended June 30, 2004 as compared to 31% for the same period last year. The improvement resulted from lower operating and selling, general and administrative costs as described above. Although we expect to continue to generate positive EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements, and service our indebtedness.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue. Total revenue decreased $3.3 million, or 1%, to $324.5 million for the six months ended June 30, 2004, from $327.8 million for the comparable period in 2003. Revenue by product line for the first six months of 2004 compared to the same period of 2003 included a 4%, or $7.6 million, decrease in transport revenue related to customer disconnects and price adjustments for existing services upon contract renewals. This decrease was partially offset by MCI and other contract settlements of $5.5 million in 2004. Switched services revenue increased 1%, or $1.1 million primarily due to an increase in bundled voice services somewhat offset by a reduction in contract termination and other nonrecurring revenue. Data and Internet revenue increased 20%, or $9.9 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. Inter-carrier compensation decreased 24%, or $6.7 million, related to mandated and contractual rate reductions and fewer minutes of use due to the loss of certain ISP customers.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $3.3 million, or 2%, to $128.5 million for the six months ended June 30, 2004 as compared to the same period last year. The decrease is primarily due to an increase in capitalized labor costs resulting from increased capital spending as compared to a year ago, partially offset by an increase in network facility costs.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $8.4 million, or 9%, to $88.7 million for the six months ended June 30, 2004, from $97.1 million for the comparable period in 2003. Selling, general, and administrative expenses were 27% and 30% of revenue for the six months ended June 30, 2004 and 2003, respectively. The decrease in selling, general, and administrative expenses primarily resulted from a decrease in bad debt expense due to the continued improvement in the collection of receivables, including $2.7 million in recoveries. Other changes include a reduction in property tax expense offset by increased personnel costs, primarily due to an increase in sales personnel as compared to the same period last year.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $2.9 million, to $111.4 million for the six months ended June 30, 2004, from $108.5 million for the comparable period in 2003. The increase is related to the retirement of assets and additions to property, plant and equipment during 2003 and 2004.

Interest Expense. Interest expense increased $12.0 million to $64.6 million for the six months ended June 30, 2004, from $52.6 million for the comparable period in 2003. The increase in interest expense is primarily due to $8.9 million of deferred loan costs and other fees that were expensed related to the credit facility that was repaid and terminated in February 2004 and the rate differential related to our debt refinancing.

TIME WARNER TELECOM INC.

Interest Income. Interest income decreased $779,000 to $2.5 million for the six months ended June 30, 2004, from $3.3 million for the comparable period in 2003. The decrease is related to lower cash and investment balances and a decline in the effective interest rates earned.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. We have asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Estimating these obligations requires considerable management judgment to estimate retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in the assumptions underlying these estimates based on future information could result in adjustments to estimated liabilities. In conjunction with SFAS 143, we recorded a $3.0 million charge to earnings for the six months ended June 30, 2003, to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods.

Net Loss and EBITDA. Net loss increased $3.6 million to a loss of $66.0 million for the six months ended June 30, 2004, from a net loss of $62.4 million for the comparable period in 2003. The change primarily resulted from increased interest expense of $8.9 million related to the debt repayment offset by a $2.9 million charge for change in accounting principle during 2003.

EBITDA increased $8.4 million to $107.2 million for the six months ended June 30, 2004, from $98.8 for the comparable period in 2003. EBITDA margin was 33% for the six months ended June 30, 2004 as compared to 30% for the same period last year. The improvement resulted from lower operating and selling, general and administrative costs as described above, including an MCI settlement in the first quarter of 2004. Although we expect to continue to generate positive EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements, and service our indebtedness.

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

Operations. Cash provided by operating activities was $37.9 million for the six months ended June 30, 2004 compared to $62.3 million for the same period in 2003. The decrease primarily related to a change in accounts receivable and prepaid expense balances for the six months ended June 30, 2004 as compared to the same period of 2003, as well as a reduction in accounts payable and other current liabilities.

Investing. Cash used in investing activities was $212.8 million in the six months ended June 30, 2004 compared to $117.5 million for the same period in 2003. The increase of $95.3 million primarily relates to capital expenditures and net purchases of marketable debt securities. Our total marketable debt securities increased $142.8 million from December 31, 2003 to $268.3 million as of June 30, 2004 as we sought the enhanced rate of return on securities not classified as cash equivalents. Capital expenditures in the six months ended June 30, 2004 were $75.6 million, of which approximately two-thirds was spent to expand networks in existing markets and add new buildings to our network and includes $4.0 million of capital lease additions, compared to $50.3 million in capital expenditures in the six months ended June 30, 2003.

Financing. Financing activities provided $30.2 million in cash for the six months ended June 30, 2004 and were primarily related to the net proceeds from the issuance of debt and repayment of our existing credit facility.

TIME WARNER TELECOM INC.

On February 20, 2004, our wholly owned subsidiary, Time Warner Telecom Holdings, Inc. (“Holdings”) issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under Holdings’ Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn, to replace the existing Senior Secured Credit Facility. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and our and Holdings’ subsidiaries and the amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of June 30, 2004, the rate was 5.25% and aggregate annual interest payments would be approximately $12.5 million.

•	The $200 million principal amount of 9¼% Senior Notes due February 15, 2014 (the “2014” Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9¼% Senior Notes are approximately $19 million. The 9¼% Senior Notes are due on February 15, 2014.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2.25% to 3.0%. If the facility were drawn, certain restrictive financial covenants would apply.

We used $396 million of the proceeds of the 2011 and 2014 Notes to repay the outstanding indebtedness under our existing Senior Secured Credit Facility.

The $400 million principal amount of 9¾% Senior Notes that we issued in July 1998 are unsecured, unsubordinated obligations. Interest on the 9¾% Senior Notes is payable semi-annually on January 15 and July 15. Aggregate annual interest payments on the 9¾% Senior Notes are approximately $39 million. The 9¾% Senior Notes are due on July 15, 2008.

The $400 million principal amount of 10 1/8% Senior Notes that we issued in January 2001 are unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011.

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

As of June 30, 2004, we were in compliance with all of our covenants.

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

TIME WARNER TELECOM INC.

in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of June 30, 2004. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

In 2004, we expect that cash from operations, along with cash, cash equivalents and marketable debt securities will provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, marketable debt securities, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our debt at least into 2008. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

A lack of revenue growth or an inability to control costs could negatively impact EBITDA performance and cause our failure to meet the required minimum ratios. Although we currently believe that

TIME WARNER TELECOM INC.

we will continue to be in compliance with the covenants, factors outside our control, including deterioration of the economy, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required EBITDA levels or to enhance liquidity.

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

The following table provides information at June 30, 2004 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates.

	Expected Maturity Date
	2004	2005	Total
Assets	(amounts in thousands)
Marketable debt securities:
Shares of money market mutual funds	$16,575	—	16,575
Weighted average interest rate	1.0%	—	1.0%
Commercial paper, corporate and municipal debt securities	$398,101	55,966	454,067
Weighted average interest rate	1.2%	2.5%	1.4%

At June 30, 2004, the fair values of our fixed rate 9¾% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our Second Priority Floating Rate Senior Notes due 2011, and our fixed rate 9¼% Senior Notes due 2014 were approximately $374 million, $364 million, $238 million, and $192 million, respectively, as compared to a carrying values of $400 million, $400 million, $240 million, and $200 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Based on the $240 million outstanding balance as of June 30, 2004 of our floating rate debt, a one-percent change in the applicable LIBOR rate would change the amount of annual interest paid by $2.4 million. Our interest rates are not linked to changes in ratings of us by public rating agencies.

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1. Legal Proceedings

We have no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of time Warner Telecom Inc. was held on June 3, 2004 (the “2004 Annual Meeting”).

(b)(c)	The following matters were voted upon at the 2004 Annual Meeting:

(i)	The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2005:

	Votes For	Votes Withheld
Larissa L. Herda	696,757,968	9,716,802
Glenn A. Britt	697,145,570	9,529,200
Richard J. Davies	697,564,530	9,110,240
Spencer B. Hays	697,536,859	9,137,911
Robert D. Marcus	697,548,233	9,126,537
Robert J. Miron	698,158,530	8,516,240
Anthony R. Muller	706,079,520	595,250
Theodore H. Schell	706,080,437	594,333
Mary Agnes Wilderotter	705,975,819	698,951

(ii)	Approval of Time Warner Telecom Inc. 2004 Qualified Stock Purchase Plan:

Votes for	679,528,622
Votes against	9,073,096
Abstentions	197,685
Broker non-votes	17,875,367

(iii)	Ratification of appointment of Ernst & Young LLP to serve as Company’s Independent Auditors in 2004:

Votes for	705,793,616
Votes against	871,046
Abstentions	10,108
Broker non-votes	—

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

TIME WARNER TELECOM INC.

(i)	Form 8-K dated April 29, 2004 furnishing the Company’s first quarter 2004 press release.

(ii)	Form 8-K dated May 3, 2004 furnishing investor presentation.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: August 9, 2004	By:	/s/ Jill R. Stuart
Jill R. Stuart Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	— Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	— Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	— Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.