Form 10-Q
period 2004-09-30
TIME WARNER TELECOM INC
filed 2004-11-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of October 31, 2004 was:

Time Warner Telecom Inc. Class A common stock — 49,859,672 shares

Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$172,501	353,032
Short-term investments	261,541	125,561
Receivables, less allowances of $10,546 and $15,011, respectively (a)	41,623	42,969
Prepaid expenses	16,453	10,511
Deferred income taxes	18,528	22,414

Total current assets	510,646	554,487

Long-term investments	1,615	—

Property, plant, and equipment	2,334,006	2,215,523
Less accumulated depreciation	(1,015,955)	(852,276)

	1,318,051	1,363,247

Deferred income taxes	40,213	36,060
Goodwill	26,773	26,773
Other assets, net of accumulated amortization	27,358	25,316

Total assets	$1,924,656	2,005,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (b)	$41,994	40,096
Deferred revenue	22,042	29,053
Accrued interest	19,612	35,078
Accrued payroll and benefits	24,841	28,402
Other current liabilities	156,748	165,585

Total current liabilities	265,237	298,214

Long-term debt and capital lease obligations (note 2)	1,249,494	1,203,383
Other long-term liabilities	6,949	6,487

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 49,847,912 shares issued and outstanding as of September 30, 2004 and 49,355,252 shares issued and outstanding as of December 31, 2003	499	493
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding as of September 30, 2004 and December 31, 2003	659	659
Additional paid-in capital	1,172,113	1,169,633
Accumulated other comprehensive income, net of taxes	—	417
Accumulated deficit	(770,295)	(673,403)

Total stockholders’ equity	402,976	497,799

Total liabilities and stockholders’ equity	$1,924,656	2,005,883

(a) Includes receivables resulting from transactions with affiliates (note 3)	$2,609	4,332

(b) Includes payables resulting from transactions with affiliates (note 3)	$7,042	6,092

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$81,175	94,066	$248,887	269,420
Switched services	39,418	38,957	116,852	115,281
Data and Internet services	31,708	25,700	90,040	74,135
Intercarrier compensation	8,287	13,705	29,284	41,377

Total revenue	160,588	172,428	485,063	500,213

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	65,550	66,631	194,088	198,461
Selling, general, and administrative	43,432	31,162	132,125	128,294
Depreciation, amortization, and accretion	54,754	56,408	166,157	164,876

Total costs and expenses	163,736	154,201	492,370	491,631

Operating income (loss)	(3,148)	18,227	(7,307)	8,582

Interest expense	(29,030)	(25,908)	(93,663)	(78,520)
Interest income	1,350	1,326	3,893	4,648
Investment gain	—	922	710	922

Loss before income taxes and cumulative effect of change in accounting principle	(30,828)	(5,433)	(96,367)	(64,368)

Income tax expense	75	225	525	675

Net loss before cumulative effect of change in accounting principle	(30,903)	(5,658)	(96,892)	(65,043)

Cumulative effect of change in accounting principle	—	—	—	2,965

Net loss	$(30,903)	(5,658)	$(96,892)	(68,008)

Amounts per common share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.27)	(0.05)	$(0.84)	(0.57)
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net loss	$(0.27)	(0.05)	$(0.84)	(0.59)

Weighted average shares outstanding, basic and diluted	115,679	114,936	115,621	114,931

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,580	9,404	$15,283	24,758

Operating expenses	$1,099	975	$3,373	2,755

Selling, general, and administrative	$490	482	$1,632	1,397

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(96,892)	(68,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	166,157	164,876
Cumulative effect of change in accounting principle	—	2,965
Stock-based compensation	876	1,178
Deferred debt issue costs	11,751	3,386
Gain on investments	(710)	(922)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(4,596)	10,219
Accounts payable, deferred revenue, and other current liabilities	(34,140)	(52,503)

Net cash provided by operating activities	42,446	61,191

Cash flows from investing activities:
Capital expenditures	(118,447)	(84,787)
Purchases of investments	(405,960)	(168,988)
Proceeds from maturities of investments	268,365	108,957
Proceeds from sale of investments	752	1,262
Other investing activities	2,144	111

Net cash used in investing activities	(253,146)	(143,445)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	647	155
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	963	284
Net proceeds from issuance of debt	425,916	—
Payment of capital lease obligations	(1,357)	(2,144)
Payment of debt obligations	(396,000)	(18,000)

Net cash provided by (used in) financing activities	30,169	(19,705)

Decrease in cash and cash equivalents	(180,531)	(101,959)
Cash and cash equivalents at beginning of period	353,032	506,460

Cash and cash equivalents at end of period	$172,501	404,501

Supplemental disclosures of cash flow information:
Cash paid for interest	$99,221	96,717

Cash paid for income taxes	$605	1,189

Cancellation of a capital lease obligation	$—	3,669

Addition of capital lease obligation	$4,004	1,729

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income, net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2004	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799
Change in unrealized holding gain for available-for-sale security, net of taxes	—	—	—	—	—	(417)	—	(417)
Net loss	—	—	—	—	—	—	(96,892)	(96,892)

Comprehensive loss								(97,309)
Shares issued for cash in connection with the exercise of stock options	209	3	—	—	644	—	—	647
Shares issued for cash in connection with the employee stock purchase plan	200	2	—	—	961	—	—	963
Forfeiture of restricted stock	(11)	—	—	—	—	—	—	—
Stock based compensation	95	1	—	—	875	—	—	876

Balance at September 30, 2004	49,848	$499	65,937	$659	1,172,113	—	(770,295)	402,976

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

September 30, 2004

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Time Warner and Advance/Newhouse are referred to as the “Class B Stockholders.” Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 2004, the Class B stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No shares of Preferred Stock have been issued as of September 30, 2004.

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

Basis of Consolidation

The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with the Class B stockholders and their affiliates are disclosed as related party transactions.

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

As of September 30, 2004, the Company had sold its remaining shares of marketable equity securities. For the nine months ended September 30, 2004, the sale of securities yielded a gain of $710,000 and proceeds of $752,000.

Marketable debt securities are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $432 million at September 30, 2004. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $10.5 million or 20% of gross receivables at September 30, 2004, and $15.0 million or 26% of gross receivables at December 31, 2003.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 3% and 4% of revenue during the nine months ended September 30, 2004 and 2003, respectively. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Reciprocal compensation rates were further reduced in 2003. As of September 30, 2004, the Company had deferred recognition of $5.1 million in reciprocal compensation revenue for payments received associated with pending disputes and amounts that are subject to adjustments based on regulatory rulings. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs, including the Company, have been less regulated. Effective September 2001, the FCC began regulating CLECs’ interstate switched access charges. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service. There were further reductions beginning in June 2004. The FCC’s regulation of CLEC access charge rates does not affect the rates stipulated in the Company’s contracts with certain long distance carriers. The Company’s contracts with certain carriers also have access rate reductions in relationship to volume commitments. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 3% and 4% of total revenue during the nine months ended September 30, 2004 and 2003, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 33% and 39% of the Company’s consolidated revenue for the nine months ended September 30, 2004 and 2003, respectively. MCI Inc. (formerly WorldCom Inc.), the Company’s largest customer in 2003, discontinued a significant amount of services it purchased from the Company as a result of its bankruptcy proceedings. A settlement was negotiated in 2003 to resolve a number of open disputes and claims between the parties. The balance of these disputes and claims were resolved in the first quarter of 2004, resulting in recognition of $2.3 million in previously deferred revenue and a reduction of $400,000 of expense. MCI accounted for 5% and 8% of the Company’s total revenue for the nine months ended September 30, 2004 and 2003, respectively, including the dispute resolution. No single customer accounted for 10% or more of total revenue in the nine months ended September 30, 2004 or 2003.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Income Taxes

As of September 30, 2004, the Company has recorded a deferred tax asset of $58.7 million, net of a valuation allowance of $207.2 million. The Company has concluded that it is more likely than not that the net deferred tax asset will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.7 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for the excess amount.

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

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased due to the accretion of the liability, and was $6.9 million and $6.5 million as of September 30, 2004 and December 31, 2003, respectively.

Segment Reporting

As of September 30, 2004, the Company operated in 44 service areas. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each of the service areas offers similar products and services, has similar customers and networks, and are regulated by the same type of authorities, and are managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one line of business.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Options to purchase 19,619,000 and 18,074,000 shares of the Company’s Class A common stock outstanding at September 30, 2004 and 2003, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. FASB Statement No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS 123 for expense recognition purposes.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3% in each of the nine month periods ended September 30, 2004 and 2003; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 3.1 and 1.22 as of September 30, 2004 and 2003, respectively; and a weighted-average expected life of the option of five years during each period.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The weighted-average fair value of options granted was $4.91 and $4.80 for the nine months ended September 30, 2004 and 2003, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(amounts in thousands, except per share amounts)
Net loss	$(30,903)	(5,658)	$(96,892)	(68,008)
Expense calculated under APB 25	—	132	—	395
Expense calculated under SFAS 123	(8,078)	(14,509)	(30,299)	(44,956)

Pro-forma net loss	$(38,981)	(20,035)	$(127,191)	(112,569)

Pro-forma basic and diluted loss per share	$(0.34)	(0.17)	$(1.10)	(0.98)

The FASB expects to issue FASB Statement No. 123R, Share-Based Payments (“SFAS 123R”) in the fourth quarter of 2004, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The statement is expected to be effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS 123R is an amendment of SFAS 123 and SFAS 95. Retroactive application of the requirements of SFAS 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company is currently evaluating the impact SFAS 123R will have on stock-based compensation expense and how the expense recorded in the future under SFAS 123R may differ from amounts currently disclosed under SFAS 123.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2004 presentation.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	September 30, 2004	December 31, 2003
	(amounts in thousands)
9 3/4% Senior Notes	$400,000	400,000
10 1/8% Senior Notes	400,000	400,000
Floating Rate Senior Notes	240,000	—
9 1/4% Senior Notes	200,000	—
Credit Facility	—	396,000
Capital lease obligations	11,365	7,908

Total obligations	1,251,365	1,203,908
Less current portion of capital lease obligations	1,871	525

Total long-term obligations	$1,249,494	1,203,383

The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs relating to the 9 3/4% Senior Notes, totaled approximately $30.0 million in each of the nine month periods ended September 30, 2004 and 2003. At September 30, 2004, the fair market value of the $400 million of 9 3/4% Senior Notes was approximately $400 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $31.0 million in each of the nine months ended September 30, 2004 and 2003. At September 30, 2004, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $388 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2003, the Company’s wholly owned subsidiary Time Warner Telecom Holdings, Inc. (“Holdings”) maintained a senior secured credit facility with lender commitments of $800 million, of which $420 million had been drawn and $396 million was outstanding. Interest expense, including commitment fees and amortization and write-off of deferred debt issue costs, relating to the credit facility totaled approximately $11.8 million and $17.1 million for the nine months ended September 30, 2004 and 2003, respectively. On February 20, 2004, Holdings issued

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

$440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under the credit facility, terminated the facility, and entered into a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by the Company and its and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of September 30, 2004, the rate was 5.71% and interest expense would be approximately $12.0 million for 2004. Interest expense, including amortization of deferred debt issuance costs relating to the 2011 Notes, was $8.2 million for the nine months ended September 30, 2004. At September 30, 2004, the fair market value of the $240 million of 2011 Notes was approximately $240 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. Interest is payable semi-annually on February 15 and August 15. The notes are guaranteed by the Company and its and Holdings’ subsidiaries. Interest expense including amortization of deferred debt issuance costs relating to the 2014 Notes was $11.7 million for the nine months ended September 30, 2004. At September 30, 2004, the fair market value of the $200 million of 2014 Notes was approximately $202 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or April 14, 2008 if the 9 3/4% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2 1/4% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $880,000 for the nine months ended September 30, 2004, including $415,000 of expense related to the terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

As of September 30, 2004, the Company was in compliance with all of its covenants.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks, LLC, an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House Networks, LLC (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $2.3 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively, and entered into a capital lease agreement of $1.5 million during the second quarter of 2004. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of September 30, 2004, the Company’s property, plant, and equipment included $188.2 million in licenses of fiber capacity pursuant to the capacity license agreements.

Under the licensing arrangements, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $3.4 million and $2.8 million, for the nine months ended September 30, 2004 and 2003, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges from the Cable Operations aggregated $1.6 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases spaces from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $15.3 million and $24.8 million for the nine months ended September 30, 2004 and 2003, respectively.

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

On February 20, 2004, Holdings (Issuer) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2011, and $200 million principal amount of 9 1/4% Senior Notes due 2014. These notes are guaranteed by the Company (Parent Guarantor) and its subsidiaries and Holdings’ subsidiaries (Combined Subsidiary Guarantors). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2004 and December 31, 2003, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$568	174,826	(2,893)	—	172,501
Marketable debt securities	18,810	242,731	—	—	261,541
Receivables, net	1	(339)	41,961	—	41,623
Prepaid expenses and other current assets	2,828	8,743	4,882	—	16,453
Deferred income taxes	12,307	6,221	—	—	18,528

Total current assets	34,514	432,182	43,950	—	510,646

Marketable Securities, long-term	—	1,615	—		1,615
Property, plant and equipment, net	—	50,884	1,267,167	—	1,318,051

Deferred income taxes	7,869	32,344	—	—	40,213
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	12,076	14,129	1,153	—	27,358

Total assets	$54,459	531,154	1,339,043	—	1,924,656

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	2,373	39,621	—	41,994
Other current liabilities	14,969	39,493	168,781	—	223,243
Intercompany payable (receivable)	(1,870,574)	50,208	1,820,366	—	—

Total current liabilities	(1,855,605)	92,074	2,028,768	—	265,237

Losses in subsidiary in excess of investment	707,088	327,145	—	(1,034,233)	—
Long-term debt and capital lease obligations	800,000	441,130	8,364	—	1,249,494
Other long-term liabilities	—	—	6,949	—	6,949

Stockholders’ equity (deficit)	402,976	(329,195)	(705,038)	1,034,233	402,976

Total liabilities and stockholders’ equity (deficit)	$54,459	531,154	1,339,043	—	1,924,656

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	160,588	—	160,588

Costs and expenses:	—
Operating, selling, general and administrative	—	31,904	77,078	—	108,982
Depreciation, amortization and accretion	—	7,542	47,212	—	54,754
Corporate expense allocation	—	(39,446)	39,446	—	—

Total costs and expenses	—	—	163,736	—	163,736

Operating loss	—	—	(3,148)	—	(3,148)

Interest expense, net	(20,331)	(7,256)	(93)	—	(27,680)
Interest expense allocation	20,331	7,256	(27,587)	—	—
Investment gain	—	—	—	—	—

Income (loss) before income taxes and equity in undistributed losses of subsidiaries	—	—	(30,828)	—	(30,828)
Income tax expense	75	—	—	—	75

Net loss before equity in undistributed losses of subsidiaries	(75)	—	(30,828)	—	(30,903)

Equity in undistributed losses of subsidiaries	(30,828)	(12,935)	—	43,763	—

Net loss	$(30,903)	(12,935)	(30,828)	43,763	(30,903)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	172,428	—	172,428

Costs and expenses:
Operating, selling, general and administrative	—	30,411	67,383	—	97,794
Depreciation, amortization and accretion	—	9,521	46,886	—	56,407
Corporate expense allocation	—	(39,932)	39,932	—	—

Total costs and expenses	—	—	154,201	—	154,201

Operating income	—	—	18,227	—	18,227

Interest expense, net	(20,452)	(3,490)	(640)	—	(24,582)
Interest expense allocation	19,530	3,490	(23,020)	—	—
Investment gain	922	—	—	—	922

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(5,433)	—	(5,433)
Income tax expense	—	225	—	—	225

Net loss before equity in undistributed losses of subsidiaries and cumulative effect of change in accounting principle	—	(225)	(5,433)	—	(5,658)

Equity in undistributed losses of subsidiaries	(5,658)	(20,934)	—	26,592	—

Net loss	$(5,658)	(21,159)	(5,433)	26,592	(5,658)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	485,063	—	485,063

Costs and expenses:
Operating, selling, general and administrative	—	95,046	231,167	—	326,213
Depreciation, amortization and accretion	—	22,124	144,033	—	166,157
Corporate expense allocation	—	(117,170)	117,170	—	—

Total costs and expenses	—	—	492,370	—	492,370

Operating loss	—	—	(7,307)	—	(7,307)

Interest expense, net	(61,119)	(24,760)	(3,891)	—	(89,770)
Interest expense allocation	60,409	24,760	(85,169)	—	—
Investment gain	710	—	—	—	710

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(96,367)	—	(96,367)
Income tax expense	75	450	—	—	525

Net loss before equity in undistributed losses of subsidiaries	(75)	(450)	(96,367)	—	(96,892)

Equity in undistributed losses of subsidiaries	(96,817)	(46,209)	—	143,026	—

Net loss	$(96,892)	(46,659)	(96,367)	143,026	(96,892)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	500,213	—	500,213

Costs and expenses:	—
Operating, selling, general and administrative	—	95,512	231,244	—	326,756
Depreciation, amortization and accretion	—	23,844	141,031	—	164,875
Corporate expense allocation	—	(119,356)	119,356	—	—

Total costs and expenses	—	—	491,631	—	491,631

Operating income	—	—	8,582	—	8,582

Interest expense, net	(60,844)	(10,859)	(2,169)	—	(73,872)
Interest expense allocation	59,922	10,859	(70,781)	—	—
Investment gain	922	—	—		922

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(64,368)	—	(64,368)
Income tax expense	—	675	—	—	675

Net loss before equity in undistributed losses of subsidiaries and cumulative effect of change in accounting principle	—	(675)	(64,368)	—	(65,043)

Equity in undistributed losses of subsidiaries	(68,008)	(33,932)	—	101,940	—

Cumulative effect of change in accounting principle	—	—	2,965		2,965

Net loss	$(68,008)	(34,607)	(67,333)	101,940	(68,008)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(96,892)	(46,659)	$(96,367)	$143,026	(96,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	22,124	144,033	—	166,157
Intercompany change	108,747	(37,678)	71,957	(143,026)	—
Amortization of deferred debt issue costs	1,793	9,958		—	11,751
Investment gains, net	(710)	—	—	—	(710)
Stock based compensation	—	—	876	—	876
Changes in operating assets and liabilities	(21,053)	(5,333)	(12,350)	—	(38,736)

Net cash (used in) provided by operating activities	(8,115)	(57,588)	108,149	—	42,446

Cash flows from investing activities:
Capital expenditures	—	(6,186)	(112,261)	—	(118,447)
Purchases of marketable debt securities	(27,838)	(378,122)	—	—	(405,960)
Proceeds from maturities of marketable debt securities	23,200	245,165	—	—	268,365
Other investing activities	752	—	2,144	—	2,896

Net cash provided by (used in) investing activities	(3,886)	(139,143)	(110,117)	—	(253,146)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	425,916	—	—	425,916
Repayment of debt	—	(396,000)	—	—	(396,000)
Net proceeds from issuance of common stock upon exercise of stock options	647	—	—	—	647
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	963	—	—	—	963
Payment of capital lease obligations	—	(575)	(782)	—	(1,357)

Net cash provided by (used in) financing activities	1,610	29,341	(782)	—	30,169

Increase (Decrease) in cash and cash equivalents	(10,391)	(167,390)	(2,750)	—	(180,531)
Cash and cash equivalents at beginning of period	10,959	342,216	(143)	—	353,032

Cash and cash equivalents at end of period	$568	174,826	(2,893)	—	172,501

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(68,008)	(34,607)	$(67,333)	$101,940	(68,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	23,844	141,032	—	164,876
Intercompany change	81,672	3,120	(9,444)	(75,348)	—
Amortization of deferred debt issue costs	1,794	1,592	—	—	3,386
Cumulative effect of change in accounting principle	—	—	2,965	—	2,965
Investment (gains) losses, net	(922)	—	—		(922)
Stock based compensation	—	—	1,178	—	1,178
Changes in operating assets and liabilities	(15,995)	(6,579)	(19,710)	—	(42,284)

Net cash provided by (used in) operating activities	(1,459)	(12,630)	48,688	26,592	61,191

Cash flows from investing activities:
Capital expenditures	—	(9,025)	(75,762)		(84,787)
Purchase of marketable securities	(18,293)	(150,695)	—		(168,988)
Proceed from maturities of marketable securities	9,132	99,825	—	—	108,957
Other investing activities	1,262	—	111	—	1,373

Net cash used in investing activities	(7,899)	(59,895)	(75,651)	—	(143,445)

Cash flows from financing activities:
Repayment of debt	—	(18,000)	—	—	(18,000)
Net proceeds from issuance of common stock upon exercise of stock options	155	—	—	—	155
Net proceeds from issuance of common stock in connection with employee stock purchase plan	284	—	—		284
Payment of capital lease obligations	—	(2,079)	(65)	—	(2,144)

Net cash provided by (used in) financing activities	439	(20,079)	(65)	—	(19,705)

Increase (Decrease) in cash and cash equivalents	(8,919)	(92,604)	(27,028)	26,592	(101,959)
Cash and cash equivalents at beginning of year	24,832	482,257	(629)	—	506,460

Cash and cash equivalents at end of year	$15,913	389,653	(27,657)	26,592	404,501

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

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, EBITDA trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003 and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer churn, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of our products due to competitive pressures and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 2004, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

TIME WARNER TELECOM INC.

As of September 30, 2004, our networks spanned 19,147 route miles and contained 920,812 fiber miles. We offered service to 4,839 buildings served entirely by our facilities (on-net) and 13,895 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net).

The key elements of our business strategy include:

•	Leveraging our extensive local fiber networks to increase customer penetration in our existing markets. We plan to expand our revenue base by increasing customer and building penetration and using available network capacity in our existing markets. Approximately two-thirds of our capital expenditures during the nine months ended September 30, 2004 was used to expand our fiber network in existing markets, connect additional buildings to our network and deploy new product infrastructure. We may also expand our service reach by acquiring networks or operations in our existing markets, or in markets we do not currently serve.

•	Expanding our service offerings including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and Internet protocol or IP-based services, security and virtual private network or VPN services, and installing “soft switches” and other converged network elements that are smaller and more cost effective than traditional end-office switches to provide traditional voice services and to develop future service applications to enhance our customers’ voice and data networking ability. We may also expand our product line by partnering or by purchasing technologies or operations from others, rather than developing the capabilities internally. Revenue from data and Internet services for the three months ended September 30, 2004 grew 23% compared to the same quarter in 2003. We expect an increasing portion of our future revenue to be contributed by data and Internet services.

•	Increasing revenue growth from enterprise customers, including business and governmental customers, by expanding our product offerings targeted at those customers, while still focusing on carrier customers that we believe are more financially stable.

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies, preserve our liquidity and drive toward profitability.

Revenue and Expense Trends

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2004 and 2003 breaks down as follows:

	For the Three Months Ended
	2003				2004
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	(dollars in millions)
Enterprise / End Users	$66.9	72.3	74.3	76.2	78.9	81.6	83.9
Carrier and ISP	76.1	69.4	69.8	65.6	63.9	66.1	63.8
Related Parties	7.7	7.7	9.4	8.6	5.6	5.1	4.6
Intercarrier Compensation	14.3	13.4	9.9	9.8	10.9	10.0	8.3

	165.0	162.8	163.4	160.2	159.3	162.8	160.6
Reciprocal Compensation Settlements	—	—	3.8	—	—	—	—
MCI Settlements	—	—	5.2	9.2	2.3	—	—

Total Revenue	$165.0	162.8	172.4	169.4	161.6	162.8	160.6

TIME WARNER TELECOM INC.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet and IP-based product bundling as well as network expansion. Enterprise revenue represented 52% of our total revenue in the third quarter of 2004 as compared to 43% for the same period in 2003. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. However, our enterprise revenue base continues to be challenged by customer disconnections, although to a lesser degree than revenue from carriers or ISPs. Our ability to increase the rate of revenue growth from enterprise customers will in part depend upon the success of new initiatives we have implemented to improve customer retention and the success of new product offerings targeted at enterprise customers.

Carrier and ISP Customer Revenue

Revenue from carrier and ISP customers has been declining primarily from service disconnections resulting from bankruptcies and contractions in their businesses. Carrier and ISP revenue represented 40% of our total revenue in the third quarter of 2004 and 2003, respectively. In 2002 and 2003, MCI, (formerly WorldCom), previously our largest customer, discontinued a significant amount of services it purchased from us as a result of its bankruptcy proceedings. As a result of a settlement between MCI and the Company to resolve a number of open disputes and claims relating to the bankruptcy, we recognized settlement revenue in the third and fourth quarters of 2003 and in the first quarter of 2004. In addition to revenue decreases related to MCI, we also have experienced service disconnections from other carriers and ISPs, as described below, and in some cases we are re-pricing our existing carrier services in response to competitive pressures in order to obtain extensions of existing contracts. This has created downward pressure on revenue from this customer base.

Related Party Revenue

We provide dedicated transport services, switched services and data and Internet services to affiliates of our Class B stockholders including Time Warner Cable, Time Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that, in management’s view, result in reasonable arm’s-length terms. Related party revenue has been declining in 2004 primarily as a result of the transfer of services from our transport network to networks owned by America Online and Roadrunner, affiliates of Time Warner Inc., as they continue to build out their network facilities. Revenue from related parties represented approximately 3% and 5% of our total revenue in the third quarter of 2004, and 2003, respectively. Related party revenue is disclosed in Note 1 to “Statement of Operations Data” in Results of Operations. We expect that revenue from some affiliates of Time Warner Inc. will continue to decline in the near future as they use more of their own network facilities.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission, or FCC, ruling reduced rates and capped the number of minutes for which ISP-bound traffic can be compensated. Rates have been declining since the ruling, with a further decline in June 2003. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue over the past several years. Reciprocal compensation represented 3% and 5% of our total revenue in the third quarter of 2004 and 2003, respectively. The FCC has commenced a rulemaking on intercarrier compensation and is also reviewing the basis for the distinction between ISP-bound and other local traffic in its 2001 ruling pursuant to a federal court order. These proceedings may result in additional changes to the intercarrier compensation regime that we cannot predict at this time. We also cannot predict the potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is likely.

TIME WARNER TELECOM INC.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the Incumbent Local Exchange Carriers, or ILECs, while our access rates and those of other Competitive Local Exchange Carriers, or CLECs, have been less regulated. In June 2001, the FCC began regulating CLEC’s interstate switched access charges. Our rates were reduced pursuant to that order and were further reduced in June 2004 to parity with the rates of the ILEC in each of our service areas, which resulted in a quarterly decrease of approximately $2 million in switched access revenue. The order does not affect the rates stipulated in our contracts with certain long distance carriers, although certain contracts provide for access rate reductions in relation to volume commitments. The FCC is considering further changes to the access rate regime that could result in a further reduction or elimination of access charges. As a result, we expect that switched access revenue will continue to decline as a percentage of revenue; however, we are unable to predict the extent of any such decline. Switched access revenue represented 2% and 3% of total revenue in the third quarter of 2004 and 2003, respectively.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to Voice over IP, or VoIP, traffic that originates over the Internet and terminates in different local service areas on the public switched telephone network. This traffic is currently subject to local reciprocal compensation rates. The FCC has opened a proceeding to resolve the uncertainty but we cannot presently predict when the proceeding will be concluded or the impact of any new rules that may result from the proceeding. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic and the terminating carrier may attempt to assess switched access charges against us to terminate the traffic, resulting in higher intercarrier compensation expense to us. In response to a 2002 petition filed by AT&T Corp., the FCC recently ruled that telephony services that both originate on the traditional public switched telephone network, but use long-haul IP transport facilities are telecommunications services subject to access charges, but clarified that the charges should be assessed against long distance carriers and not against intermediate local carriers like us. Notwithstanding this ruling, terminating carriers may attempt to assess switched access charges against us. We cannot predict the outcome of such disputes. The FCC reserved the right to reach a different conclusion in its rule-making proceeding and did not address whether its ruling applies retroactively to access charges imposed on this type of traffic for prior periods.

Pricing of Special Access Circuits

Although we expect to continue to negotiate with the ILECs for volume and term-based pricing of special access circuits, it is possible that Total Element Long Run Incremental Cost - based pricing of DS-1 and DS-3 loops as unbundled network elements has served as a constraining factor relative to ILEC pricing of special access. The FCC is presently considering the continued availability of DS-1 circuits, transport and DS-3 circuits as unbundled network elements as a result of the remand proceedings required by the D.C Circuit Court of Appeals when it set aside certain unbundling provisions of the FCC’s Triennial Review Order. If the FCC should decide to eliminate DS-1 circuits and transport from the list of unbundled network elements that incumbent LECs must make available to competitors, it is possible that the prices we pay for special access circuits could increase. Such price increases would put margin pressure on the services we provide to customers on an off-net basis.

Customer Disconnects and Pricing Trends

We continue to experience customer and service disconnects primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or service migration as a result of price competition from other providers. Disconnects in the first nine months of 2004 resulted in the loss of $8.0 million of monthly revenue versus $10.3 million, of which $3.5 million was related to MCI, in the first nine months of 2003. While we expect that some customers will continue to disconnect services due to the aforementioned reasons, we cannot predict the total impact on revenue from these disconnects.

TIME WARNER TELECOM INC.

Our revenue and margins may also be reduced from price-cutting by other telecommunications service providers that may require us to adjust prices for existing services upon contract renewals. In particular, we believe that in some of the markets in which we operate, the ILECs are pricing their business services more aggressively than in the past, which could adversely affect our future revenues and margins.

Other Expense Trends

In response to the impact of the downturn in the telecommunications sector and revenue performance that began in 2001, we have undertaken several cost reduction measures. These measures include increased focus on collection of receivables, as discussed below, network grooming activities and term and volume plans to reduce costs paid to other carriers, and workforce reductions in 2001 and 2002 that eliminated approximately 560 positions. We will continue to manage our costs but we cannot predict whether cost reductions will offset further revenue declines.

Bad debt expense has trended from a net recovery of 0.9% of revenue in 2003 to a net recovery of 0.7% for the first nine months of 2004. Bad debt expense in 2003 was impacted by a $15.1 million recovery from MCI, and 2004 bad debt expense was impacted by a $2.3 million recovery from another customer. Excluding these large recoveries, bad debt expense continues to improve as compared to the prior year, primarily as a result of improved collection efforts. The improvement in collections was the result of added controls and more aggressive collection efforts. We believe that the continued improvement in 2004 also reflects a higher quality customer base as our carrier customer base becomes more stable and as more of our revenue is derived from enterprise customers. Although we have experienced an improvement in bad debt expense in the first nine months of 2004, net of the MCI recovery, there is no assurance that this trend will continue.

Related Party Expense

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House Networks, LLC, also an affiliate of a Class B stockholder. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of September 30, 2004, our property, plant, and equipment included $188.2 million in licenses of fiber capacity pursuant to these capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House Networks, LLC negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that management’s believes result in reasonable arm’s- length terms. We have also benefited from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations.

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

TIME WARNER TELECOM INC.

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

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of NOLs and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we are required to establish a valuation allowance for the amount that may not be realized. At September 30, 2004, our net deferred tax asset after a valuation allowance of $207.2 million was $58.7 million.

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

TIME WARNER TELECOM INC.

Consequently, we defer recognition of revenue until cash is collected on certain of our components of revenue, including reciprocal compensation and contract termination charges. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2004			2003			2004			2003
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$81,175	51%		94,066	55%		248,887	51%		269,420	54%
Switched services	39,418	24		38,957	22		116,852	24		115,281	23
Data and Internet services	31,708	20		25,700	15		90,040	19		74,135	15
Intercarrier compensation	8,287	5		13,705	8		29,284	6		41,377	8

Total revenue	160,588	100		172,428	100		485,063	100		500,213	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	65,550	41		66,631	39		194,088	40		198,461	39
Selling, general, and administrative	43,432	27		31,162	18		132,125	27		128,294	26
Depreciation, amortization, and accretion	54,754	34		56,408	33		166,157	34		164,876	33

Total costs and expenses	163,736	102		154,201	89		492,370	101		491,631	98

Operating income (loss)	(3,148)	(2)		18,227	11		(7,307)	(1)		8,582	2

Interest expense	(29,030)	(18)		(25,908)	(15)		(93,663)	(20)		(78,520)	(16)
Interest income	1,350	1		1,326	1		3,893	1		4,648	1
Investment gain	—	—		922	—		710	—		922	—

Loss before income taxes and cumulative effect of change in accounting principle	(30,828)	(19)		(5,433)	(3)		(96,367)	(20)		(64,368)	(13)

Income tax expense	75	—		225	—		525	—		675	—

Net loss before cumulative effect of change in accounting principle	(30,903)	(19)		(5,658)	(3)		(96,892)	(20)		(65,043)	(13)

Cumulative effect of change in accounting principle	—	—		—	—		—	—		2,965	1

Net loss	$(30,903)	(19)%		(5,658)	(3)%		(96,892)	(20)%		(68,008)	(14)%

Basic and diluted loss per share	$(0.27)			$(0.05)			$(0.84)			$(0.59)

Weighted average shares outstanding, basic and diluted	115,679			114,936			115,621			114,931

EBITDA (3)(4)	$51,606	32	%(5)	74,635	43	%(5)	158,850	33	%(5)	173,458	35	%(5)
Net cash provided by (used in) operating activities	4,539			(1,094)			42,446			61,191
Net cash used in investing activities	(40,304)			(25,896)			(253,146)			(143,445)
Net cash (used in) provided by financing activities	(70)			(6,455)			30,169			(19,705)

(1)	Includes revenue resulting from transactions with affiliates of $4.6 million and $9.4 million for the three months ended September 30, 2004 and 2003, respectively, and $15.3 million and $24.8 million for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Includes expenses resulting from transactions with affiliates of $1.6 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $5.0 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively.
(3)	“EBITDA” is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense, and cumulative effect of change in accounting principle. EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes and our new Revolver. The definition of EBITDA under our new Revolver and our four series of senior notes differs from the definition of EBITDA used in this table because the Revolver definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

TIME WARNER TELECOM INC.

(4)	The reconciliation between net loss and EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(amounts in thousands)
Net loss	$(30,903)	(5,658)	$(96,892)	(68,008)
Cumulative effect of change in accounting principle	—	—	—	2,965
Income tax expense	75	225	525	675
Investment gain	—	(922)	(710)	(922)
Interest income	(1,350)	(1,326)	(3,893)	(4,648)
Interest expense	29,030	25,908	93,663	78,520
Depreciation, amortization, and accretion	54,754	56,408	166,157	164,876

EBITDA	$51,606	74,635	$158,850	173,458

(5)	EBITDA margin represents EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. Total revenue decreased $11.8 million, or 7%, to $160.6 million for the three months ended September 30, 2004, from $172.4 million for the comparable period in 2003. Revenue by product line for the third quarter of 2004 compared to the same period of 2003 included a 14%, or $12.9 million, decrease in transport revenue caused by net customer disconnects and price adjustments for existing services upon contract renewals, as well as the impact of the MCI settlement on transport revenue of $2.8 million in the same period in 2003. Switched services revenue increased 1%, or $461,000, primarily due to an increase in bundled voice services. Data and Internet revenue increased 23%, or $6 million, as we continue to grow our enterprise customer base, and our Ethernet and IP product sales. This increase was partially offset by the impact of the MCI settlement on data and Internet revenue of $2.2 million in 2003. Intercarrier compensation decreased 40%, or $5.4 million, due to mandated and contractual rate reductions and fewer minutes of use due to the loss of certain ISP customers, and a $3.9 million reciprocal compensation settlement in the three months ended September 30, 2003 that did not recur in the current quarter.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $1.1 million, or 2%, to $65.6 million for the three months ended September 30, 2004 as compared to the same period last year. The decrease in operating expense is primarily due to an increase in capitalized labor costs resulting from increased capital spending as compared to a year ago, partially offset by an increase in network facility costs from the growth in the enterprise customer base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses increased $12.3 million, or 39%, to $43.4 million for the three months ended September 30, 2004, from $31.2 million for the comparable period in 2003. Selling, general, and administrative expenses were 27% and 18% of revenue for the three months ended September 30, 2004 and 2003, respectively. The increase in selling, general, and administrative expenses primarily resulted from the settlement with MCI, which reduced bad debt expense by $15.1 million for the three months ended September 20, 2003. This increase was somewhat offset by an improvement in bad debt expense resulting from successful collection activity in 2004. Other changes include increased personnel costs, primarily due to an increase in sales personnel as compared to the same period last year off set by a reduction in property tax expense.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $1.7 to $54.8 million for the three months ended September 30, 2004, from $56.4 million for the comparable period in 2003. The decrease is related to the retirement of assets in 2003 partially offset by additions to property, plant and equipment during 2003 and 2004.

Interest Expense. Interest expense increased $3.1 million to $29.0 million for the three months ended September 30, 2004, from $25.9 million for the comparable period in 2003. The increase in interest expense is primarily due to higher interest rates associated with our new debt.

Interest Income. Interest income remained unchanged at $1.3 million for the three months ended September 30, 2004 and 2003, due to slightly higher effective interest rates earned offset by lower average cash and investment balances.

Net Loss and EBITDA. Net loss increased $25.2 million to a loss of $30.9 million for the three months ended September 30, 2004, from a net loss of $5.7 million for the comparable period in 2003. The increase primarily resulted from an increase in selling, general, and administrative costs compared to the 2003 period, which were lower due to our settlement with MCI in 2003 as described above, and an increase in interest expense due to higher interest rates associated with our new debt.

TIME WARNER TELECOM INC.

EBITDA is calculated by excluding the impacts of depreciation, amortization, accretion, interest expense, interest income, investment gains, income tax expense and cumulative effect of change in accounting principle from net loss. We believe that EBITDA trends are a valuable indicator of whether our operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by EBITDA for these purposes. EBITDA decreased $23.0 million to $51.6 million for the three months ended September 30, 2004, from $74.6 for the comparable period in 2003. EBITDA margin was 32% for the three months ended September 30, 2004 as compared to 43% for the same period last year. The decrease resulted primarily from increased selling, general and administrative costs as described above. Although we expect to continue to generate positive EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements,and service our indebtedness.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. Total revenue decreased $15.2 million, or 3%, to $485.1 million for the nine months ended September 30, 2004, from $500.2 million for the comparable period in 2003. Revenue by product line for the first nine months of 2004 compared to the same period of 2003 included an 8%, or $20.5 million, decrease in transport revenue caused by net customer disconnects and price adjustments for existing services upon contract renewals, as well as the impact of the MCI settlement on transport revenue of $2.8 million in the same period in 2003. Switched services revenue increased 1%, or $1.6 million primarily due to an increase in bundled voice services somewhat offset by a reduction in contract termination and other nonrecurring revenue. Data and Internet revenue increased 21%, or $15.9 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. This increase was partially offset by the impact of the MCI settlement on data and Internet revenue of $2.2 million in 2003. Intercarrier compensation decreased 29%, or $12.1 million, due to mandated and contractual rate reductions and fewer minutes of use due to the loss of certain ISP customers, and a $3.9 million reciprocal compensation settlement in 2003 that did not recur in the current year.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $4.4 million, or 2%, to $194.1 million for the nine months ended September 30, 2004 as compared to the same period last year. The operating expense decrease is primarily due to an increase in capitalized labor costs resulting from increased capital spending as compared to a year ago, partially offset by an increase in network facility costs from the growth in the enterprise customer base.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses increased $3.8 million, or 3%, to $132.1 million for the nine months ended September 30, 2004, from $128.3 million for the comparable period in 2003. Selling, general, and administrative expenses were 27% and 26% of revenue for the nine months ended September 30, 2004 and 2003, respectively. The increase in selling, general, and administrative expenses primarily resulted from the settlement with MCI which reduced bad debt expense by $15.1 million in the nine months ended September 20, 2003. This increase was somewhat offset by an improvement in bad debt expense resulting from successful collection activity in 2004. Other changes include increased personnel costs, primarily due to an increase in sales personnel as compared to the same period last year off set by a reduction in property tax expense.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $1.3 million to $166.2 million for the nine months ended September 30, 2004, from $164.9 million for the comparable period in 2003. The increase is related to the retirement of assets and additions to property, plant and equipment during 2003 and 2004.

TIME WARNER TELECOM INC.

Interest Expense. Interest expense increased $15.1 million to $93.7 million for the nine months ended September 30, 2004, from $78.5 million for the comparable period in 2003. The increase in interest expense is primarily due to $8.9 million of deferred loan costs and other fees that were expensed in connection with the credit facility that was repaid and terminated in February 2004 and the higher interest rates associated with our new debt.

Interest Income. Interest income decreased $755,000 to $3.9 million for the nine months ended September 30, 2004, from $4.6 million for the comparable period in 2003. The decrease is related to lower cash and investment balances, partially offset by slightly higher effective interest rates earned.

Cumulative Effect of Change in Accounting Principle. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. We have asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Estimating these obligations requires considerable management judgment to estimate retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in the assumptions underlying these estimates based on future information could result in adjustments to estimated liabilities. In conjunction with SFAS 143, we recorded a $3.0 million charge to earnings for the nine months ended September 30, 2003 to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods.

Net Loss and EBITDA. Net loss increased $28.9 million to a loss of $96.9 million for the nine months ended September 30, 2004, from a net loss of $68.0 million for the comparable period in 2003. The change primarily resulted from an increase in selling, general, and administrative costs compared to the 2003 period, which were lower due to our settlement with MCI in 2003 as described above, and increased interest expense of $8.9 million related to the debt repayment and higher interest rates associated with our new debt, partially offset by a $3.0 million charge for change in accounting principle during 2003.

EBITDA decreased $14.6 million to $158.9 million for the nine months ended September 30, 2004, from $173.5 for the comparable period in 2003. EBITDA margin was 33% for the nine months ended September 30, 2004 as compared to 35% for the same period last year. The decrease resulted primarily from higher selling, general and administrative costs as described above. Although we expect to continue to generate positive EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of EBITDA or sufficient positive EBITDA to meet our working capital requirements and service our indebtedness.

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

Operations. Cash provided by operating activities was $42.4 million for the nine months ended September 30, 2004 compared to $61.2 million for the same period in 2003. The decrease primarily related to a change in accounts receivable and prepaid expense balances for the nine months ended September 30, 2004 as compared to the same period of 2003, as well as a reduction in cash used for accounts payable and other current liabilities. Cash provided by operating activities during the nine months ended September 30, 2003 was significantly impacted by improved collection activity as compared to the same period in 2002, as well as the benefits of the MCI settlement in 2003 described above.

TIME WARNER TELECOM INC.

Investing. Cash used in investing activities was $253.1 million in the nine months ended September 30, 2004 compared to $143.4 million for the same period in 2003. The increase of $109.7 million primarily relates to capital expenditures and net purchases of investments. Our total investments increased $137.6 million from December 31, 2003 to $263.2 million as of September 30, 2004 as we sought the enhanced rate of return on securities not classified as cash equivalents. Capital expenditures in the nine months ended September 30, 2004 were $122.5 million, of which approximately two-thirds was spent to expand networks in existing markets, add new buildings to our network and deploy new product infrastructure, and includes $4.0 million of capital lease additions, compared to $86.5 million in capital expenditures in the nine months ended September 30, 2003.

Financing. Financing activities provided $30.2 million in cash for the nine months ended September 30, 2004 and were primarily related to the net proceeds from the issuance of debt and repayment of our existing credit facility.

On February 20, 2004, our wholly owned subsidiary, Time Warner Telecom Holdings, Inc. (“Holdings”) issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under Holdings’ Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn, to replace the existing Senior Secured Credit Facility. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and our and Holdings’ subsidiaries and the amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of September 30, 2004, the rate was 5.71% and aggregate annual interest payments would be approximately $14 million.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014” Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9 1/4% Senior Notes are approximately $19 million. The 9 1/4% Senior Notes are due on February 15, 2014.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9 3/4% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2.25% to 3.0%. If the facility were drawn, certain restrictive financial covenants would apply.

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

TIME WARNER TELECOM INC.

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

As of September 30, 2004, we were in compliance with all of our covenants.

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

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of September 30, 2004. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

TIME WARNER TELECOM INC.

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

The Revolver also limits our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers and acquisitions. The Revolver also includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as our four series of Senior Notes. In addition, the lenders may declare a default if a change of voting control occurs as defined in the Revolver agreement. If we do not meet these covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants and we could potentially be subject to an acceleration of the repayment date if we have borrowed under the facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B stockholders are under no obligation to make any additional investments in us or to provide guarantees for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

TIME WARNER TELECOM INC.

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

The following table provides information at September 30, 2004 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates.

	Expected Maturity Date
	2004	2005	Total
	(amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$11,503	—	11,503
Weighted average interest rate	1.5%	—	1.5%
Commercial paper, corporate and municipal debt securities	$261,809	158,482	420,291
Weighted average interest rate	1.6%	2.1%	1.8%

At September 30, 2004, the fair values of our fixed rate 9 3/4% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our Second Priority Floating Rate Senior Notes due 2011, and our fixed rate 9 1/4% Senior Notes due 2014 were approximately $400 million, $388 million, $240 million, and $202 million, respectively, as compared to a carrying values of $400 million, $400 million, $240 million, and $200 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Based on the $240 million outstanding balance as of September 30, 2004 of our floating rate debt, a one-percent change in the applicable LIBOR rate would change the amount of annual interest paid by $2.4 million. Our interest rates are not linked to changes in ratings of us by public rating agencies.

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1. Legal Proceedings

We have no material legal proceedings pending.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

(i)	Form 8-K dated August 5, 2004 furnishing the Company’s second quarter 2004 press release.

(ii)	Form 8-K dated September 27, 2004 regarding the resignation of an independent director.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: November 9, 2004	By:	/s/ Jill R. Stuart
Jill R. Stuart
Vice President, Accounting and Finance and
Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1 -	Employment Agreement dated October 27, 2004 between the Company and Larissa L. Herda.

31.1 -	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.