Form 10-K
period 2004-12-31
TIME WARNER TELECOM INC
filed 2005-03-16
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $206.4 million, based on the closing price of the Registrant’s Class A common stock on the Nasdaq National Market reported for such date. Shares of Class A common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of February 28, 2005 was:

Time Warner Telecom Inc. Class A common stock–50,026,969 shares

Time Warner Telecom Inc. Class B common stock–65,936,658 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before April 30, 2005.

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

PART I

Item 1.    Business

Overview

Time Warner Telecom Inc. is a leading provider of managed network solutions to a wide range of business customers throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services. Our customers are principally telecommunications-intensive businesses, long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, Internet service providers (“ISPs”), enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, and state, local and federal government entities. We operate in 44 U.S. metropolitan markets that have high concentrations of medium and large-sized businesses. As of December 31, 2004, our fiber networks covered 19,169 route miles, with the equivalent of 917,461 fiber miles, and offered service to 5,074 buildings served entirely by our facilities (“on-net”), and 14,139 buildings served through the use of facilities of other carriers to provide a portion of the link (“off-net”). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We also have expanded our Internet Protocol, or IP, backbone data networking capability between markets supporting end-to-end Ethernet connections for customers, and have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide our customers a virtual presence in a remote city.

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

Time Warner Cable (now a unit of Time Warner Inc.) began our business in 1993 with the intent to sell competitive residential and business services. Since 1997, we changed our business to exclusively focus on business customers, including carriers and governmental entities, and to expand from dedicated services into switched services, Internet and data, and geographic areas beyond the Time Warner Cable footprint.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder; into one share of Class A common stock. Currently, the Class B common stock is collectively owned directly or indirectly by Time Warner Inc., and by Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, or Advance/Newhouse, (collectively, the “Class B Stockholders”).

Business Strategy

Our primary objective is to be the leading provider of high quality data and telecommunications services in each of our service areas, principally utilizing our fiber facilities and our national IP backbone network to offer high value voice, data, Internet, and dedicated services to become the carrier of choice for medium- and large-sized business enterprises, governmental agencies, and other carriers. By delivering to our customers a suite of integrated network solutions, we can meet the specific application needs of those customers, location by location, and create efficiencies for the customer and migrate the management of their disparate networks and services to Time Warner Telecom. The key elements of our business strategy include the following:

Leverage Existing Fiber Networks.    We have built, licensed or acquired local and regional fiber networks to serve metropolitan geographic locations where management believes there are large numbers of potential customers. Our network architecture reflects a convergence of circuit switched (primarily using Time Division Multiplexing or “TDM”) technology, as used in the traditional public switched telephone network (“PSTN”), and packet switched technologies (using IP technology) with redundancy and diversity maintained throughout the network and Ethernet technology. The network architecture is designed to remain open and capable of supporting connections with other networks, as well as to allow for utilization of “best of breed” suppliers’ components to be integrated for enhanced diversity and availability. In addition, we operate a fully managed, fiber-based nationwide IP backbone network to provide the capacity and high quality service increasingly demanded by our customers. Our IP backbone network capacity ranges from OC-3 to OC-192, depending on the specific route, and includes long haul circuits leased from other carriers. We believe that our extensive network capacity allows us to:

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

We continue to extend our network in our present markets in order to reach additional commercial buildings directly with our fiber facilities. In 2004, we extended our fiber network into approximately 900 additional buildings in our existing markets. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed without the need to add additional fiber capacity. While we have no immediate plans to expand our networks into additional markets beyond the 44 in which we already operate, we may do so in the future if we find attractive opportunities. We may also provide data services to locations outside our current market areas through our IP backbone and the use of leased facilities.

Expand Service Offerings.    We provide a broad range of switched services throughout our service area. We utilize high-capacity digital end office switches that enable us to offer both local and toll services to our customers. We have also installed “soft switches” and related network equipment—media gateways, signaling gateways, and applications servers (collectively referred to as “converged network elements”) in certain markets, which enable the switching and routing of voice calls over IP packet networks, also referred to as “VoIP” as well as managing the related PSTN call traffic interface. The converged network elements are collectively smaller and more cost effective than traditional PSTN end office switches, enabling us to offer traditional voice telephony services across our VoIP platform and to develop future service applications that enhance end user customers’ voice and data networking ability.

We have expanded our service offerings to include high-speed, high-quality data networking services such as local area networks or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based services. In late 2003, we expanded our suite of metro Ethernet services to include Extended Native LAN, which allows customers to connect distant locations via Ethernet throughout our national footprint, and in 2004 we launched Multipoint Extended Native LAN, which allows customers to connect multiple distant locations within our service area. We also introduced a managed security service that prevents unwanted traffic from entering customers’ networks. We may also expand our product line by partnering or by purchasing technologies or operations from others, rather than developing the capabilities internally.

Diversify Our Customer Base.    Our direct sales force targets medium- and large-sized enterprises, including other carriers. These businesses are potentially high-volume users of our services and are more likely to seek the greater reliability provided by an advanced network such as ours. As a result of weakness in the carrier sector, we have sought to broaden our revenue base through an increased focus on enterprise customers and government customers, while narrowing our carrier focus to those that are the most stable. To achieve revenue growth from end user customers, we target potential enterprise customers utilizing both local market and national sales groups. Over 90% of our sales force is in our local markets, focusing primarily on enterprise customer sales. These groups are complemented by our government and carrier sales group. In addition, in order to achieve further economies of scale and network utilization, we target smaller enterprise customers with a package of network services suited to their specific needs. We also plan to expand the types of services we offer to our carrier customers in order to create new revenue opportunities from that customer base.

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

Continue Disciplined Expenditure Program.    Our strategy of primarily using our fiber facilities-based services, rather than reselling network capacity of other providers, requires that we make significant capital investments to reach some new customers. We invest selectively in growth prospects which often require building entries, electronics, distribution rings, and product expansion. We also seek to increase operating efficiencies by investing selectively in back office and network management systems. We have a disciplined approach to capital and operating expenditures. The capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated against certain financial criteria such as minimum recurring revenue, cash flow margins, and rate of return. We increased capital expenditures in 2004 to $171.8 million from $129.7 million in 2003, primarily to expand our networks, deploy new products and connect additional buildings to our network. We expect our capital expenditures in 2005 to be approximately $160 million to $175 million.

Services

We provide our customers with a wide range of telecommunications and managed data services, including dedicated transport, local and long distance voice services, data transmission services, high-speed dedicated Internet access, and intercarrier services.

Dedicated Transport Services

We currently provide a complete range of dedicated transport services with transmission speeds up to 9.953 gigabits per second to our carrier and end user customers. These services satisfy needs for voice, data, image, and video transmission. Each uses state-of-the-art fiber optics and is available as:

•	POP-to-POP Special Access. Telecommunications lines linking the points of presence (“POPs”) of one interexchange carrier (“IXC”) or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

•	Interexchange Carrier Special Access. Telecommunications lines between customers and the local POPs of IXCs.

•	Private Line. Telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice and data traffic among customer locations.

•	Metropolitan and Regional Connectivity. Each transport service is available on our metropolitan fiber networks. Most are also available between cities on our inter-city, regional networks, now reaching 30 major markets. In addition, our IP backbone enables connections among all of our 44 markets.

•	Transport Arrangements. Dedicated transport between our equipment collocated within local exchange carrier (“LEC”) central offices and the IXC POP designated by end user customers. The arrangement can transport either special access or switched access, and gives end user customers competitive choice for reaching IXCs.

These services are available in a wide variety of configurations and capacities:

•	SONET Services. Full duplex transmission of digital data on Synchronous Optical Network (“SONET”) standards. Our local SONET services allow multipoint transmission of voice, data, or video over protected fiber networks. Available interfaces include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

•	Private Network Transport Services. A premium quality, fully redundant, and diversely routed SONET service that is dedicated to the private use of individual customers with multiple locations.

•	Wavelength or “Lambda” Services. High capacity, point-to-point transmission services using DWDM interfaces. Customers have access to multiple full-bandwidth channels of 2.5 gigabits per second and 10 gigabits per second.

•	Broadcast Video TV-1. Dedicated transport of broadcast television quality video signals over fiber networks.

Switched Services

Our switched voice services provide business customers with local and long distance calling capabilities and connections to IXCs. We own, house, manage, and maintain the switches used to provide the services. Our switched services include the following:

•	Business Access Line Service. This service provides voice and data customers with quality analog voice grade telephone lines for use at any time. Business access line service provides customers with flexibility in network configurations because lines can be added, deleted, and moved as needed.

•	Access Trunks. Access trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange (“PBX”) customers that own and operate a switch on their own premises. PBX customers use these trunks to provide access to the local, regional, and long distance telephone networks. PBX customers may use either our telephone numbers or their ILEC-assigned telephone numbers. Customer access to our local exchange services is accomplished by a DS-1 digital connection or DS-0 analog trunks between the customer’s PBX port and our switching centers.

•	Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to our local exchange service customers.

•	Local Telephone Service. Local telephone service can be tailored to a customer’s particular calling requirements. Local telephone service includes operator and directory assistance services, and custom calling features such as call waiting and caller ID.

•	Long Distance Service. Long distance service provides the capability for a customer to place a voice call from one local calling area to another, including international calling. We offer long distance services bundled with other services because we believe small- and medium-sized businesses may prefer to obtain long distance, local, and Internet services from a single provider instead of working with multiple carriers. We also offer usage-based rates for 1+, toll-free, and dedicated service, as well as package plans for various committed levels of usage. The target customers are small- and medium-sized business customers. Generally, large businesses tend to obtain their long distance services directly from the major long distance carriers.

•	Bundled Services. We provide bundled solutions to small- to medium-sized business users. Our bundled offerings enable customers to purchase one to three DS-1 facilities that combine lines, trunks,

long distance, and Internet services to provide an integrated service offering. This product dynamically allocates bandwidth among the bundled services as needed by the customer and eliminates the customer’s need for multiple vendors, facilities and bills for the services provided in the bundle.

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

We offer the following range of Native LAN or “NLAN” services with speeds up to 1000 Mbps:

•	Point-to-Point NLAN. The Point-to-Point NLAN service provides metropolitan area optical Ethernet transport service between two locations over both SONET and DWDM platforms at speeds of 10, 100, 622, and 1000 Mbps. The SONET-based platforms allow network Ethernet connections that have high levels of network protection and reliability.

•	Point-to-Multipoint NLAN. This service is a multi-location Ethernet data service, using Ethernet ports to connect multiple customer remote locations back to a single customer Ethernet port located at the main customer site. This SONET-based service provides a high level of reliability and network protection to the customer. The available speeds are 10, 100, 622, and 1000 Mbps.

•	Multipoint NLAN. The Multipoint NLAN service provides a private metropolitan local area Ethernet network, allowing the customer to share bandwidth between their multiple Ethernet locations over a metropolitan area. The customer can access the network at speeds of 10, 100, 622, and 1000 Mbps.

•	Customer-Direct NLAN. The Customer-Direct NLAN service is a point-to-point, unmanaged, stand-alone service for both 100 Mbps and 1000 Mbps Ethernet connections that offers basic Ethernet connectivity at a lower cost to the customer. The service is referred to as “unmanaged” because the fiber between customer locations is entirely dedicated to that customer and is not monitored by our network operations center. Troubleshooting and maintenance of unmanaged NLAN circuits requires a service visit by one of our technicians.

•	Switched NLAN. The switched NLAN service incorporates data switching technology into the NLAN product suite through the use of Ethernet switches in our network. This service allows multiple customer locations to interconnect using 10, 100, and 1000 Mbps Ethernet interfaces over a shared metropolitan Ethernet infrastructure. This service provides connectivity between locations without full physical connections and allows us to compete with frame relay as well as other switched metropolitan Ethernet data services by providing higher bandwidth at a lower cost.

•	Extended NLAN. The extended NLAN service provides Ethernet connectivity between distant locations in the markets we serve through our national IP backbone and is available in either point-to-point or multi-point configurations.

Except for Customer-Direct NLAN, the above services are provided over networks that are shared by multiple customers, but the traffic from each customer is uniquely identified through the use of logical connections. These logical connections virtually separate one customer’s traffic from that of another, and provide security in such a way that each customer’s traffic is securely delivered only to that customer’s Ethernet ports.

•

Storage Transport Solutions.    We manage circuits and monitor the links for this service which allows customers to transport their critical data to a remote storage facility for back up, mirroring, and disaster recovery purposes. Using DWDM technology, we are able to transport storage traffic in ESCON (an IBM mainframe data protocol), Fiber Channel and Gigabit Ethernet protocols without any protocol translation to a customer’s secure site miles away.

•	Managed Security Services. This service uses security devices placed within our network to establish a firewall that prevents unauthorized traffic from entering a customer’s network. We also offer a customer premises equipment-based security solution that resides at the customer’s network perimeter.

Internet Services

•	High Speed Services. We offer a wide range of dedicated high-speed Internet services to our business customers with speeds up to 1 gigabit per second. High speed Internet service allows customers to create their own internal computer networks and to access the Internet and other external networks.

•	Traditional Services. We also offer a wide range of traditional Internet services that are delivered via a TDM-based transport facility with standard offerings of DS-1, DS-3, and OC-3 connectivity. Ethernet Internet services are delivered via full duplex Ethernet connections capable of sending and receiving information at the same time with standard offerings of Ethernet (10 Mbps), Fast Ethernet (100 Mbps), and Gigabit Ethernet (1000 Mbps).

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

Limitation on Residential and Content Services

Our Capacity License Agreements with Time Warner Cable and Bright House Networks LLC prohibit us from using facilities licensed under those agreements for the term of the agreements (until 2028) to (i) engage in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) produce or otherwise provide entertainment, information, or other content services. Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry. We do not currently have plans to offer residential or content services in our service areas not covered by the Capacity License Agreements with Time Warner Cable and Bright House Networks, LLC.

Telecommunications Networks and Facilities

Overview.    We use advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data and Internet telecommunications services. Our basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET and DWDM equipment deployed in fully redundant, self-healing rings. These SONET and DWDM rings give us the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a fiber cut. We have an advanced Internet backbone using redundant core routers to deliver Internet traffic to our customers. We have also added network-based Ethernet switches in our markets to deploy application-based services incorporated with our soft switches and media gateways to enable voice services over IP and metropolitan Ethernet switches to deliver Ethernet-based services directly to customer premises. Our networks are designed for remote automated provisioning, allowing us to meet customers’ real time service needs. We extend SONET rings or point-to-point links from rings to each customer’s premises over our own fiber when financially attractive or use customer links obtained from other local carriers. We also install diverse building entry points if a customer’s redundancy needs require such a design. We place necessary customer-dedicated or shared electronic equipment at a location near or in the customer’s premises to terminate the link.

We serve our customers from one or more central offices or hubs strategically positioned throughout our networks. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange and Internet networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. We continuously monitor system components from our network operations center and seek to proactively focus on avoiding problems.

We add switched and dedicated data services to our basic fiber transmission platform by installing sophisticated routers, soft switches, and digital electronics at our central offices and nodes at customer locations. Our advanced digital telephone and IP switches are connected to multiple ILECs and long distance carrier switches to provide our customers ubiquitous access to the PSTN. We also provide high-speed routers and switches for our Internet backbone, LAN multiplexers at our customers’ premises and in our central offices to supply LAN interconnection services. Our Internet backbone is connected to multiple networks around the nation through public, private, and transit connection points. Our newest offerings connect customer LANs together in a metropolitan area, and connect LANs in geographically dispersed areas across our Internet backbone.

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

Telecommunications Networks.    The following chart sets forth our telecommunications networks.

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
New York (2)
Albany, New York	Jul-95	Sep-99
Binghamton, New York	Jan-95	Aug-00
Manhattan, New York	Feb-96	Feb-98
Rochester, New York	Dec-94	Feb-95
North Carolina (2)
Charlotte, North Carolina	Sep-94	Dec-97
Fayetteville, North Carolina	Apr-00	Apr-00
Greensboro, North Carolina	Jan-96	Sep-99
Raleigh, North Carolina	Oct-94	Sep-97
Florida (2)
Orlando, Florida	Jul-95	Jul-97
Tampa, Florida	Dec-97	Jan-98

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
Texas
Austin, Texas (2)	Sep-94	Apr-97
Dallas, Texas	Sep-99	Sep-99
Houston, Texas (2)	Jan-96	Sep-97
San Antonio, Texas (2)	May-93	Nov-97
Ohio (2)
Cincinnati, Ohio	Jul-95	Nov-97
Columbus, Ohio	Mar-91	Jul-97
Dayton, Ohio	Nov-00	Nov-00
California
Bakersfield, California (3)	Jan-01	Jan-01
Fresno, California (3)	Jan-01	Jan-01
Los Angeles, California (3)(4)	Jan-01	Jan-01
Oakland, California (3)(5)	Jan-01	Jan-01
Orange County, California	Dec-00	Dec-00
Sacramento, California (3)	Jan-01	—
San Diego, California (2)	Jun-95	Jul-97
San Francisco, California (3)	Jan-01	Jan-01
San Luis Obispo, California (3)	Jan-01	Jan-01
Santa Barbara, California (3)	Jan-01	Jan-01
Washington (3)
Seattle, Washington	Jan-01	Jan-01
Spokane, Washington	Jan-01	Jan-01
Other States
Albuquerque, New Mexico (3)	Jan-01	Jan-01
Atlanta, Georgia	Oct-01	Oct-01
Boise, Idaho (3)	Jan-01	Jan-01
Chicago, Illinois	Mar-01	—
Columbia, South Carolina (2)	Jun-01	Jul-01
Denver, Colorado	Aug-01	Nov-01
Honolulu, Hawaii (2)	Jun-94	Jan-98
Indianapolis, Indiana (2)	Sep-87	Dec-97
Jersey City, New Jersey	Jul-99	Jul-99
Memphis, Tennessee (2)	May-95	May-97
Milwaukee, Wisconsin (2)	Feb-96	Sep-97
Minneapolis, Minnesota (2)	Jun-01	Nov-01
Phoenix, Arizona (3)	Jan-01	Jan-01
Portland, Oregon (3)	Jan-01	Jan-01
Tucson, Arizona (3)	Jan-01	Jan-01

1)	“Switched Services Commercially Available” represents the first month in which we provided switched services to a customer for markets not acquired from GST Telecommunications Inc. (GST) in 2001.
2)	Metropolitan service areas in which we obtain fiber capacity through licensing agreements with Time Warner Cable. See “Certain Relationships and Related Transactions.”
3)	The “available” date represents the date the assets were acquired from GST.
4)	Includes Los Angeles, Riverside, Pasadena, and Ventura.
5)	Includes Oakland and Stockton.

Network Monitoring and Management.    We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the network at our network operations center in Greenwood Village, Colorado. With 816 technicians and customer service representatives, we are generally able to quickly correct, and often anticipate, problems that may arise in our networks. We provide 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble.

Infrastructure Migration.    We continually evaluate new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers and purchasing equipment at the best available price. We continue to expand IP capabilities throughout our network through the deployment of packet telephony systems such as media gateways and soft switches. In order to prepare to deliver the next generation voice and data services, we are using these new technologies to augment traditional circuit switched systems. We currently offer primary rate interface voice service and digital trunks over this platform. We plan to further converge TDM and IP services while utilizing Multi Protocol Label Switching (“MPLS”) to differentiate the multiple services traversing our IP backbone.

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

In 2004, we launched a customer self care platform that uses web portal technology to provide customer service through automated solutions. The web portal enables customers to view their bills, record disputes and pay their bills on-line. Our web portal is also designed to allow customers to interact with future IP based products, enabling them to control the quality of their interaction in using these products. We plan to expand the capability of this portal in the future to enable on-line purchasing, quotations, configuration, analysis and trouble-shooting.

Information Systems Infrastructure.    The strategy of buying “off-the-shelf” products and integrating them into our existing information systems infrastructure allows us to create an environment that is more cost-effective and flexible to maintain. We manage our desktop technology assets centrally to ensure software compatibility between all corporate locations and field offices. Our information systems infrastructure also provides real time support of network operations and delivers data to meet customer needs. Our systems utilize open system standards and architectures, allowing interoperability with third party systems.

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

Capacity License Agreements with Affiliates

We currently license fiber capacity from Time Warner Cable and Bright House Networks, LLC, a subsidiary of the Time Warner Entertainment-Advance/Newhouse Partnership between the affiliates of our Class B Stockholders that is managed by Advance/Newhouse, in 23 of our 44 markets. Each of our local operations in those markets is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable or Bright House Networks, LLC (collectively the “Cable Operations”) providing us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay maintenance fees and fees for splicing and similar services. We may request that the Cable Operations construct and provide additional fiber-optic cable capacity to meet our needs. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. If the Cable Operations provide additional capacity, we pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities, the Cable Operations may terminate the Capacity License Agreements.

The Capacity License Agreements do not restrict us from licensing fiber-optic capacity from parties other than the Cable Operations. Although the Cable Operations have agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, we cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to us. If the Capacity License Agreements are not renewed in 2028, we will have no further interest in the fiber capacity covered by those agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the agreements. The terms of such arrangements may be materially less favorable to us than the terms of the Capacity License Agreements. We have the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days’ notice. The Cable Operations have the right to terminate the Capacity License Agreements prior to their expiration under certain circumstances. See “Risks Relating to Our Business—We must obtain access to rights-of-way and pole attachments on reasonable terms and conditions.”

Customers and Sales and Marketing

Our customers are principally telecommunications-intensive medium- and large-sized business enterprises, long distance carriers, ILECs, CLECs, ISPs, wireless communication companies, educational institutions, state and local governments, and the military.

We have substantial business relationships with a few large customers, and especially other carriers. For the year ended December 31, 2004, our top ten customers accounted for approximately 33% of our total revenue. Our largest customer for the year ended December 31, 2004, AT&T Corp., accounted for approximately 7% of our total revenue. A portion of the revenue from our top ten customers includes intercarrier compensation resulting from end users that have selected those customers as their long distance carrier.

We maintain a direct sales effort in each of our service areas along with regional and national sales support. We had 296 sales account executives at December 31, 2004. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide higher commissions for executing service contracts with terms of two years or greater and for services entirely on our network.

In addition to our direct sales channels, we have sales agency arrangements with certain vendors to develop additional sales opportunities. We market our services through advertisements, trade journals, media relations, direct mail, and participation in conferences.

Our national sales organization includes sales groups focused on three types of national customers: enterprise, carrier, and federal government.

•	Our national enterprise group targets large national companies such as those in banking and finance, manufacturing, healthcare, and distribution with a full suite of products as an alternative to the ILECs.

•	Our carrier group targets long distance carriers, CLECs, ILECs, and wireless carriers. We have master services agreements with a significant number of the carriers in those categories. By providing carriers with a local connection to their customers, we enable them to avoid complete dependence on the ILECs for access to customers. We provide a variety of transport services and arrangements that allow carriers to connect their own switches in both local areas, or intra-city, and wide areas, or inter-city. Additionally, carriers may purchase our transport services that allow them to connect their switch to an ILEC’s switch and to end user locations directly. Our networks allow us to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards, and customer service throughout our 44 market service area.

•	Our government sales group targets various federal government entities directly as well as carriers, systems integrators, and contractors that do business with the federal government and state and local governmental entities.

Our marketing emphasizes our:

•	reliable, facilities-based networks;

•	responsive customer service orientation;

•	national IP backbone for data services, including our suite of Ethernet products;

•	integrated operations, customer support, network monitoring, and management systems; and

•	flexibly-priced, bundled services.

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

Customer Service

To provide customer service, account representatives or customer service specialists are assigned to our customers to act as local points of contact. Technicians and other support personnel are available in each of our service areas to react to any network failures or problems. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain network reliability and performance. See “Telecommunications Networks and Facilities—Network Monitoring and Management.”

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

We believe that we compete favorably with other companies in the industry or are generally impacted favorably with respect to each of these factors, with the exception of pricing on certain products. Although we compete with other carriers primarily on service quality and customer service rather than price, price competition for certain products such as long distance service, inter-city point-to-point services, and POP to POP dedicated services has driven down prices for these products. Also, we typically price our traditional switched and dedicated services at a discount to the ILEC’s prices for comparable services. We believe that the ILECs have become more aggressive in pricing competition, especially for large enterprise customers that we also target. With several facilities-based carriers providing the same service in a given market, price competition is likely to continue to occur. We believe that weakness in the CLEC sector has led to aggressive price cutting as certain competitors seek to gain or retain market share. In addition, industry consolidation through acquisitions and business combinations, both past and future, may result in larger competitors with greater economies of scale serving certain of our markets.

The ILECs—Verizon Corporation, BellSouth Corporation, Qwest Communications Inc., and SBC Communications Inc., among others—offer services substantially similar to those we offer. We believe that the ILECs may have competitive advantages over us, such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type we offer from service revenue in unrelated businesses. In addition, the Telecommunications Act of 1996 (the “1996 Act”) allows the regional Bell operating companies (“RBOCs”) to enter the long distance market. RBOCs in all states now have authority to provide in-region interLATA services that enable them to offer customers both local and long distance telephone services which is expected to make them even stronger competitors. Recently announced consolidations such as the AT&T Corp. and SBC merger and the Verizon Communications or Qwest Communications purchase of MCI Inc., if consummated, are likely to result in SBC and Verizon or Qwest becoming more formidable competitors. However, we believe that our customers are increasingly interested in alternative providers for redundancy of networks, enhanced disaster recovery, and advanced services. In light of the bankruptcies in the CLEC sector, some customers are seeking financially stable providers to a greater extent than in prior years. In most of the metropolitan areas in which we currently operate, at least one, and sometimes several other CLECs, offer substantially similar services at substantially similar, and in the case of some services, substantially lower prices than we offer.

We also face competition from electric utilities, long distance carriers, wireless telephone system operators, private networks built by large end users using dark fiber providers, and cable television companies that presently, and may in the future, offer services similar to those we offer. See “Risk Factors—The Class B Stockholders or their affiliates may compete with us.”

Wireless consolidation has affected the market for our services and may continue to do so. The acquisition of a wireless carrier by local exchange carriers has resulted in the disconnection of some services we previously provided to the wireless carrier and may result in additional disconnects in the future as that customer’s local service needs are met by its new parent companies. However, we believe that there may be future opportunities to provide services to that wireless carrier outside of its parent companies’ service areas.

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

We believe that certain IXCs have and may continue to pursue alternatives to their practices with regard to obtaining local telecommunications services from ILECs and CLECs, including acquisition of their own facilities. SBC’s acquisition of AT&T, if consummated, could result in AT&T buying less local transport service from us in SBC’s service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. The proposed Verizon acquisition of MCI could also result in MCI buying less local transport service from us in Verizon’s service areas if the transaction is completed. The same would likely be true in the Qwest service area if Qwest were to prevail in its competing bid for MCI. However, neither MCI’s purchases from us in the Verizon service area nor the Qwest service area are material to our revenue as a whole. In addition, IXCs may be able to provide local service by reselling the facilities or services of an ILEC or the services of another CLEC, which may be more cost effective for an IXC than using our services. We believe this alternative has become less attractive due to recent regulatory rulings limiting the availability of unbundled network elements.

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

Government Regulation

Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the Federal Communications Commission, or “FCC”, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With enactment of the 1996 Act, competition in all telecommunications market segments, including local, toll, and long distance, became matters of national policy even though the states continue to have a significant role in administering policy. We believe that the national policy fostered by the 1996 Act has contributed to significant market opportunities for us. However, since 1996, various ILEC legal challenges and lobbying efforts have resulted in state and federal regulatory decisions affecting implementation of the 1996 Act that favor the ILECs and other competitors. Since federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, we believe that future regulatory activity relating to the 1996 Act will focus largely on intercarrier compensation and network interconnection issues. Although we have described the principal regulatory factors that currently affect our business, the regulation of telecommunications services is still evolving and regulatory changes could occur in the future that we cannot presently anticipate.

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

Reciprocal compensation revenue is an element of switched services revenue that represents compensation from LECs for local exchange traffic terminated on our facilities originated by other LECs. Historically, a portion of the reciprocal compensation revenue payable to us has resulted from the termination of calls to our ISP customers. As dial-up Internet traffic grew, ILECs challenged the requirement to pay reciprocal compensation for ISP-bound traffic under various legal theories.

In June 2001, the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic that phased in reductions on the maximum compensation rate for dial-up Internet-bound traffic over a three-year period beginning in 2001. The FCC’s order also imposed “bill and keep” payment arrangements for Internet-bound traffic as carriers enter new markets. “Bill and keep” means that neither carrier receives compensation from the other for Internet-bound traffic. The interim Internet-bound cost recovery rule has negatively impacted our revenue from reciprocal compensation. CLECs successfully challenged the FCC’s stated statutory basis for the Internet-bound traffic order in federal court in May 2002. However, the FCC’s order remained in effect pending further FCC action on the court’s remand. The outcome of the remand is uncertain. In October 2004, the FCC adopted an order that forbears from enforcing certain portions of its 2001 ISP-Bound Traffic Order. Under the 2001 order, the amount of ISP-bound traffic eligible for compensation was capped at 120% of eligible traffic for the first quarter of 2001 annualized; and no compensation for ISP-bound traffic was permitted for new markets entered after April 2001. The FCC has now determined that it is no longer in the public interest to apply these rules. The impact of this order on us is likely to be a slight positive in intercarrier compensation revenue.

Federal Regulation.    Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs while the CLEC access rates have been less regulated. In May 2000, the FCC ordered a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. The FCC also released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, our per-minute switched access rates were phased-down over a three-year period to parity with the ILEC rates competing in each of the Company’s market areas. The ILEC access reform decision, as well as the CLEC access charge regulations, resulted in reductions in the per-minute rates we received for switched access service for the period June 2001 through June 2004. The FCC issued an Order in May 2004 resolving several outstanding petitions that sought to clarify the original CLEC Access Charge Order. The implementation of these clarifications may result in further reductions to our switched access revenue.

The FCC recently adopted a Further Notice of Proposed Rulemaking as part of its intercarrier compensation reform proceeding initiated in 2001. This proceeding will be highly complex and controversial, and implementation of any resulting order is unlikely to be issued until mid-2005 at the earliest. Implementation of bill and keep or a unified rate across all forms of intercarrier compensation is likely to require a transition period of several years. The outcome of this proceeding could further reduce or eliminate our switched access revenue. There is no assurance that we will be able to compensate for these potential reductions with revenue from other sources. However, at this time we cannot predict the likely outcome of an FCC intercarrier compensation proceeding or the impact on our revenues and costs.

During 2001, the FCC initiated a Triennial Review of UNEs to determine which of these elements the ILECs must continue to provide under sections 251 and 252 of the 1996 Act. The FCC rendered a decision in February 2003, largely delegating to the states the determination of the availability of specific UNEs. The FCC established limits on competitors’ access to interoffice transport as a UNE and also limited CLEC access to ILEC broadband facilities as UNEs. Several parties appealed the FCC’s order, and in March 2004 the Fifth Circuit Court of appeals vacated certain aspects of it. In response to the Court’s decision, the FCC adopted permanent rules governing the availability of UNEs in December 2004. These rules set forth specific marketplace “triggers” that will eliminate the ILECs’ obligation to provide UNE-loop and UNE-transport in particular locations. Because we have used UNEs very minimally, we do not expect any material impact on our revenues or costs from this proceeding. The FCC also has pending a rulemaking, initiated in September 2003, to review TELRIC rules, which determine the prices for available UNEs.

In January 2005, the FCC commenced a broad examination of the regulatory framework applicable to LECs’ pricing of interstate special access services after June 30, 2005. The outcome of this proceeding could have an impact on the costs the Company pays for off-net connectivity. If LEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and some reduction in the prices we pay LECs for special access services that we purchase.

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

In some of the metropolitan areas where we provide network services, we pay right-of-way or franchise fees based on a percentage of gross revenue or other metrics such as access lines. Municipalities that do not currently impose fees may seek to impose fees in the future, and following the expiration of existing franchises, fees may be increased. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. Municipalities that have fee structures that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by us or other CLECs. Moreover, ILECs with which we compete may be exempted from such local franchise fee requirements by previously-enacted legislation that allows the ILECs to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

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

Employees

As of December 31, 2004, we had 1,986 employees, compared to 2,009 employees at December 31, 2003. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable, our operation in New York City is party to a collective bargaining agreement that covers certain of our technicians in New York City. We believe that our success will depend in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

RISK FACTORS

Risk Relating to Our Business

We may be unable to grow our revenue and cash flow despite the implementation of several initiatives designed to do so.

We must expand our business and revenue in order to generate sufficient cash flow that, together with funds available under the Company’s revolving credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. In 2003 and 2004, we pursued several growth initiatives, including:

•	increasing our sales force;

•	increasing network investments in existing markets to expand our network reach; and

•	launching new products and services, especially products and services that support customers’ data and IP initiatives.

Our ability to manage this expansion depends on many factors, including our ability to:

•	attract new customers and sell new services to existing customers;

•	design, acquire, and install transmission and switching facilities;

•	employ new technologies;

•	obtain required permits and rights-of-way;

•	enhance our financial, operating, and information systems to effectively manage our growth; and

•	accurately predict and manage the cost and timing of our capital expenditure programs.

There is no assurance that these initiatives will result in an improvement in our financial position or our results of operations. We have historically incurred net losses, and we expect those losses to continue for the foreseeable future.

Several customers account for a significant portion of our revenue, and some of our customer agreements may not continue due to bankruptcies or other factors.

We have substantial business relationships with a few large customers, especially other carriers. For the year ended December 31, 2004, our top ten customers accounted for approximately 33% of our total revenue. AT&T Corp., our largest customer for 2004, accounted for approximately 7% of our total revenue. Revenue from AT&T Corp. was $47.0 million for 2004 compared to $39.9 million in 2003. The highly competitive environment in the long haul carrier sector, including interexchange carriers, has challenged the financial condition and growth prospects of some of our carrier customers and could lead to further reductions in our revenue in the future. Replacing this revenue with new enterprise customer revenue may be difficult because individual enterprise customers tend to place smaller service orders than some of our larger carrier customers. In addition, pricing pressure on some of our more mature products may challenge our ability to grow our revenue.

Some of our service agreements with customers are subject to termination on short notice and do not require the customer to maintain the services at current levels. Customers may not continue to purchase the same services or level of services. We have experienced significant service disconnections since 2001 due to customer bankruptcies, customers contracting their operations, price competition from other carriers for certain services, and customers optimizing their existing networks in response to the economic downturn. A number of our customers are other telecommunications carriers and Internet service providers, which are sectors that have been particularly depressed over the past five years. In addition, there has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired we may lose a significant portion of their business. We believe revenue from a wireless carrier customer that was recently acquired may decrease substantially in 2005 as a result of the acquisition. This customer accounted for approximately 4.5% of our revenue for the year ended December 31, 2004, some portion of which we may lose.

A number of our customers have filed bankruptcy proceedings, including MCI. In connection with those proceedings, customers in bankruptcy may choose to assume or reject their contracts with us. If they choose to reject those contracts, our only recourse is an unsecured claim for rejection damages that is likely to result in little or no compensation to us for the lost revenue. We lost monthly revenue of approximately $14 million in 2002 and 2003, and approximately $10 million in the year ended December 31, 2004, due to customer disconnects and bankruptcies. We anticipate that customers will continue to disconnect services due to network optimization, cost cutting efforts, business contractions, consolidation and additional customer bankruptcies or other customer financial difficulties, but we cannot predict the total impact on revenue from these disconnections.

We will require substantial capital to expand our operations.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Our 2004 capital expenditures were $171.8 million, and our estimate of our 2005 capital expenditures is $160 million to $175 million. We also expect to have substantial capital expenditures thereafter.

Our wholly-owned subsidiary has a senior secured revolving credit facility that, subject to certain conditions, allows us to borrow up to $150 million. We may be required to seek additional financing if:

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

We regularly evaluate potential acquisitions, joint ventures and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. If we enter into a definitive agreement with respect to any acquisition, joint venture or other arrangement, we may require additional financing that could result in an increase in our leverage, result in a change of control, or both. A substantial transaction may require the consent of our lenders. There can be no assurance that we will enter into any transaction or, if we do, on what terms.

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory rate reform, and we may experience further such reductions in the future.

Over the past several years FCC regulations have reduced our interstate access revenue as well as our reciprocal compensation revenue associated with the exchange of dial-up ISP-bound traffic. The FCC is now considering proposals for an integrated intercarrier compensation regime under which all traffic, possibly including traffic subject to interstate access charges, would be subject to “bill and keep” (i.e., traffic would be exchanged without charge) or some other arrangement that would materially reduce our switched access or reciprocal compensation revenue. Such a regime would likely create an opportunity for us to recover some, but not all, lost intercarrier compensation revenue directly from end users. Switched access and reciprocal compensation together represented 12% of our 2002 revenue, 8% of our 2003 revenue, and 6% of our 2004 revenue. Even without a significant change in FCC regulations, we anticipate that the contribution to revenue and Modified EBITDA from these services will continue to decline over time due to the decline in minutes terminated over our network as Internet service provider customers disconnect primary rate interface services. We cannot assure you that we will be able to compensate for the reduction in switched access and/or reciprocal compensation revenue with other revenue sources or increased volume.

Regulatory uncertainty surrounds the intercarrier compensation rates applicable to long distance voice traffic that originates or terminates in IP. The FCC is considering, but has not yet resolved, this issue in several pending proceedings. In the meantime, the uncertainty may give long distance carriers the incentive to disguise long distance traffic originating in traditional circuit-switched format and delivered to our network for termination as traffic that originated in IP. This is because some carriers believe that IP-originated traffic is subject to reciprocal compensation rather than higher priced interstate access charges. These actions could reduce incrementally our interstate access charge revenue and increase our risk with respect to such traffic terminated over local trunks.

We may be adversely affected by changes in the regulation of special access services.

We provide special access services in competition with incumbent local exchange carriers, or ILECs, and we also purchase special access services from incumbent local exchange carriers to extend the reach of our network. A significant change in the regulations governing special access services could result in either significant reductions in the special access prices charged by our ILEC competitors or in the elimination of regulations that increase the likelihood that ILECs will sell us special access on reasonable terms and conditions.

In 2002, AT&T Corp. filed a petition at the FCC asserting that ILEC special access prices are unreasonably high and that the FCC must prescribe lower rates while it conducts a proceeding to review the appropriate framework for regulating ILEC special access prices. On January 31, 2005, the FCC released an order in which it denied AT&T’s request that it prescribe lower rates and a notice of proposed rulemaking in which it proposes the adoption of new regulations that could eventually result in significant reductions in ILEC special access prices. If such price reductions were to occur, we would experience increased downward pressure on the prices we charge for special access services.

With respect to special access services that we purchase from ILECs, those carriers have argued before the FCC that their broadband services, including special access services, should no longer be subject to regulation governing price and quality of service. If the FCC were to adopt this proposal, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. In addition, we believe that the requirement that ILECs make available as unbundled network elements the same broadband loops and transport that we purchase as special access acts as a regulatory constraint on special access service offerings by ILECs. The FCC recently announced the adoption of, but has not yet released, new regulations governing the extent to which broadband loops and transport will continue to be available as unbundled network elements. We do not expect the new regulations to significantly reduce the availability of unbundled broadband loops and transport of the type we purchase as special access, but we expect the ILECs to appeal the FCC’s rules in an effort to reduce or eliminate their broadband unbundling obligations. If their appeal is unsuccessful, we also expect the ILECs to seek such relief in the future from the FCC. We cannot assure you that the ILECs’ broadband unbundling obligations will remain and, if eliminated, that we will continue to be able to obtain special access service on reasonable terms and conditions.

We may be adversely affected by changes to the Communications Act.

Congress will likely consider adopting significant revisions to the Communications Act this year. As part of that process, Congress is likely to consider proposals for new statutory provisions requiring intercarrier compensation reform (including the adoption of “bill and keep”) and the deregulation of incumbent local exchange broadband services (including the elimination of the incumbent local exchange carriers’ unbundling obligations and regulations governing special access services). The adoption of a new intercarrier compensation regime and the deregulation of ILEC broadband service would pose the risks described above regarding analogous FCC action.

The market for our services is highly competitive, and many of our competitors have significant advantages that may adversely affect our ability to compete with them.

We operate in an increasingly competitive environment and some companies may have competitive advantages over us. Most ILECS offer substantially the same services as we offer, in some cases at higher prices and in some cases at lower prices. Incumbent local exchange carriers benefit from:

•	long-standing relationships with their customers;

•	greater financial and technical resources;

•	the ability to subsidize local services with revenue from unrelated businesses; and

•	recent regulatory decisions that decrease regulatory oversight of incumbent local exchange carriers.

We also face competition from other competitive local exchange carriers, or CLECs. We believe that weakness in the CLEC sector has led to price competition as certain competitors seek to increase their short-term revenue. Our revenue and margins may also be reduced from price cutting by other telecommunications service providers that may require us to adjust prices for existing services upon contract renewals. In particular, we believe that in some of the markets in which we operate, the ILECs are pricing their business services more aggressively than in the past, which could adversely affect our future revenues and margins.

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

We have entered into agreements with vendors that provide for the development and operation of information technology systems such as provisioning and billing systems. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on our operations and our ability to monitor costs, bill customers, provision customer orders, and achieve operating efficiencies.

If we do not adapt to rapid changes in the telecommunications industry, we could lose customers or market share.

The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers. We expect that trend to continue into the foreseeable future. Additionally, we expect that these new technologies, such as voice over IP, will enable new applications that will facilitate new services both in the network as well as at customers’ premises. We believe that our future success will depend in part on our ability to anticipate or adapt to these changes and integrate them into the infrastructure and operations of our business, in order to offer on a timely basis a service that meets customer needs and demands. Our failure to obtain and integrate new technologies and applications could impact the breadth of our product portfolio resulting in product gaps, a less differentiated product suite and a less compelling offer to customers, as well as having a material adverse impact on our business, financial condition and results of operations.

We must obtain access to rights-of-way and pole attachments on reasonable terms and conditions.

The development, expansion, and maintenance of our networks depend on, among other things, our ability to obtain rights-of-way and pole attachments as well as certain governmental authorizations and permits. In order to compete effectively, we must obtain such rights, authorizations and permits in a timely manner, at reasonable costs, and on satisfactory terms and conditions. Any increase in the difficulty or cost of obtaining these rights, authorizations or permits could adversely affect us, particularly in areas where we must compete with companies that already have the necessary permits and access.

We currently license fiber optic capacity from Time Warner Cable and an affiliate of Advance/Newhouse in 23 of our markets, and we must reimburse Time Warner Cable and Advance/Newhouse for the license and franchise fees associated with the fiber optic capacity we license from them. In addition, in certain cities and municipalities where we provide network services over our own fiber optic facilities, we pay license or franchise fees for the use of public rights-of-way. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risks that other cities may start imposing fees, fees will be increased, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Increases in fees may have a negative impact on our financial condition. Similarly, the owners of poles to which Time Warner Cable or Advance/Newhouse attach facilities for which we hold a license may seek to impose higher pole attachment fees, and we would be required to pay such increased fees. An increase in pole attachment fees could have a negative impact on our financial condition. Time Warner Cable and Advance/Newhouse may terminate our capacity license before expiration upon:

•	a material impairment of the licensor’s ability to provide the license by law;

•	a material breach of the capacity license by us; or

•	the institution of any proceedings to impose any public utility or common carrier status or obligations on the licensor, or any other proceedings challenging the licensor’s operating authority as a result of the services provided to us under the capacity license.

If the capacity licenses are terminated prior to their scheduled expiration in 2028 or are not renewed, we may need to build, lease, or otherwise obtain fiber optic capacity. The terms of those arrangements may be materially less favorable to us than the terms of our existing capacity license. In addition, the capacity licenses prohibit us from offering residential services or content services utilizing the licensed capacity.

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees and would also negatively impact our results of operations.

The Financial Accounting Standards Board has issued Statement No. 123R, “Share-Based Payments,” or SFAS 123R, which requires all companies to treat the fair value of stock options granted to employees as an expense beginning July 1, 2005. Currently, we are generally not required to record compensation expense in connection with stock option grants. The attractiveness to us of granting stock options will be reduced because of the additional expense we will be required to record in connection with these grants, which will negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our recorded net loss for the year ended December 31, 2004 of $133.0 million and loss per share of $1.15 would have been a net loss of $169.3 million and loss per share of $1.46. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, after SFAS 123R becomes effective, our results of operations will be negatively impacted by our unvested options as of the date of adoption and further if we continue to use stock options as an employee recruitment and retention tool.

Risks Relating to Our Ownership Structure

We are controlled by the Class B Stockholders.

The Class B Stockholders, hold all the outstanding shares of our Class B common stock. At December 31, 2004, the Time Warner Inc. stockholder group held 71% of our voting power and 44% of our outstanding common stock, and the Advance/ Newhouse stockholder group held 22% of our voting power and 13% of the our outstanding common stock. The Class B Stockholders generally have the collective ability to control all other matters requiring stockholder approval.

Our Board of Directors consists of nine director positions. Under a stockholders’ agreement, the Time Warner Inc. stockholder group has the right to designate four members for the board of directors, the Advance/Newhouse stockholder group has the right to designate one member, and the Class B Stockholders have the power to elect the other members of the board.

Circumstances could arise in which the interests of the Class B Stockholders, as equity holders, could conflict with the interests of our Class A Stockholders. In addition, the Class B Stockholders may have an interest in pursuing acquisitions, divestitures and financings that could, in their judgment, enhance their investment, even though such transactions could impose risks on our Class A Stockholders.

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

Time Warner Inc. has publicly engaged in de-leveraging initiatives, including the sale of non-strategic assets, and has indicated to us that it does not consider its investment in us to be strategic. Time Warner Inc. has informed us that, as part of its de-leveraging initiatives, it may monetize its investment in us in the future. A sale by Time Warner Inc. of some or all of its shares of our stock could adversely affect us in a variety of ways depending on the size of the transaction and whether it is done in the form of a sale of Class B common stock to a third party or as a sale of Class A common stock. For example, if Time Warner Inc. owned less than 30% of the our equity as a result of a transaction, we would be required to change our name to one such as “TW Telecom” or some other name that does not include “Time Warner.” Such a transaction could also trigger a requirement that we repurchase certain debt obligations. The sale of common stock by the Class B Stockholders could have other adverse impacts on our business that we cannot predict at this time. We do not know when, if ever, Time Warner Inc. or Advance/Newhouse may engage in any such transaction.

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

Both Time Warner Inc. and Advance/Newhouse are diversified communications providers. They are not restricted from competing with us. We are aware that an affiliate of Time Warner Inc. offers Internet access and data services for smaller business customers that we believe are functionally, but not technologically, similar to services that we offer and that Time Warner Cable has competed with us to gain business customers for transport services in some of our markets. They may, now or in the future, provide these or other services in competition with our services. On the other hand, a provision in our capacity license agreement with Time Warner Cable precludes us, until 2028, from utilizing fiber capacity licensed from Time Warner Cable or Advance/Newhouse to offer any residential services or providing any entertainment, information or content services without the consent of the Class B Stockholders in the service areas in which we license capacity from the Class B Stockholders. Our business may be adversely affected if the Class B Stockholders or their affiliates chose to offer additional competing services.

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
Larissa L. Herda (46)

Chairman since June 2001. President and Chief Executive Officer since June 1998.

Senior Vice President Sales from March 1997 to June 1998.

1989-1997 employed by MFS Telecom, Inc., a competitive local exchange carrier, most recently as Southeast Regional Vice President and General Manager.

Mark A. Peters (44)	Senior Vice President, Treasurer and Acting Chief Financial Officer since November 2004. Vice President, Treasurer from July 1998 to November 2004.
Paul B. Jones (58)

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

John T. Blount (46)

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

Catherine A. Hemmer (46)

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

Michael A. Rouleau (46)

Senior Vice President, Business Development and Strategy since July 2003.

Senior Vice President, Business Development from November 1999 to July 2003.

Vice President, Marketing and Product Development of Transport Service of U S WEST, Inc. from July 1997 to November 1999.

Executive Director, Marketing and Product Development of U S WEST, Inc. from April 1995 to June 1997.

Name and Age	Principal Occupation and Other Information
Julie A. Rich (51)

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

Mark D. Hernandez (45)

Senior Vice President and Chief Information Officer from June 2001.

Vice President, Information Technology from January 2001 to June 2001.

Vice President of Billing and Revenue Assurance from February 2000 to January 2001.

Vice President of U S WEST Long Distance from June 1996 to February 2000.

Robert W. Gaskins (52)

Senior Vice President, Corporate Development and Strategy since January 2003.

Vice President, Corporate Development from April 2001 to December 2002

Vice President, Operations Planning, Development, and Implementation from January 1998 to March 2001.

Vice President, New Operations from August 1993 to December 1997.

Jill R. Stuart (50)	Senior Vice President, Accounting and Finance and Chief Accounting Officer since November 2004. Vice President, Accounting and Finance and Chief Accounting Officer from July 1998 to November 2004.

Item 2.    Properties

We lease network hub sites and other facility locations and sales and administrative offices, including some from Time Warner Cable and from Bright House Networks, LLC, in each of the cities in which we operate networks. During 2004, 2003, and 2002, rental expense for our facilities and offices totaled approximately $28.5 million, $29.6 million, and $29.7 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 104,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, and approximately 130,000 square feet of space in Greenwood Village, Colorado, and approximately 40,000 square feet of space in Englewood, Colorado, where our national operations center and other administrative functions are located.

Item 3.    Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary cause of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our Class A common stock has traded on the Nasdaq National Market under the symbol “TWTC” since May 12, 1999. The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters of 2004 and 2003 as reported on the Nasdaq National Market:

Period	High	Low
2004
First Quarter	$12.71	$5.81
Second Quarter	6.63	3.14
Third Quarter	5.27	3.85
Fourth Quarter	5.43	3.77

2003
First Quarter	$3.95	$1.92
Second Quarter	9.45	3.20
Third Quarter	9.59	5.40
Fourth Quarter	12.34	8.90

Dividends

We have never paid or declared any dividends and do not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for our four series of Senior Notes and the credit agreement governing our revolving credit facility contain covenants that effectively prevent us from paying cash dividends on our common stock for the foreseeable future.

Number of Stockholders

As of February 28, 2005, there were 359 holders of record of our Class A common stock, and six holders of record of the Class B common stock, including four wholly owned subsidiaries of Time Warner Inc., Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. We believe that there are in excess of 14,000 beneficial owners of our Class A common stock.

Item 6.    Selected Financial Data

Selected Consolidated Financial and Other Operating Data

The following table is derived in part from our audited consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share and operating data amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$332,577	361,038	373,928	391,464	245,138
Switched services	157,905	152,789	146,304	152,022	107,290
Data and Internet services	124,805	104,576	90,293	63,439	32,089
Intercarrier compensation (2)	37,800	51,188	85,049	130,782	102,817

Total revenue	653,087	669,591	695,574	737,707	487,334

Costs and expenses (3):
Operating	261,285	264,322	279,351	315,682	184,995
Selling, general, and administrative	178,317	172,925	227,007	237,698	170,722
Depreciation, amortization, and accretion	230,688	223,904	237,310	207,571	95,295
Restructure charge (4)	—	—	—	6,838	—
Impairment of assets	—	—	212,667	—	—

Total costs and expenses	670,290	661,151	956,335	767,789	451,012

Operating income (loss)	(17,203)	8,440	(260,761)	(30,082)	36,322
Interest and other income (expense), net	(115,198)	(93,790)	(104,674)	(99,341)	(30,409)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(132,401)	(85,350)	(365,435)	(129,423)	5,913
Income tax expense (benefit)	636	1,021	600	(48,256)	4,697

Net income (loss) before cumulative effect of change in accounting principle	(133,037)	(86,371)	(366,035)	(81,167)	1,216

Cumulative effect of change in accounting principle (5)	—	2,965	—	—	—

Net income (loss)	$(133,037)	(89,336)	(366,035)	(81,167)	1,216

Basic and diluted earnings (loss) per share	$(1.15)	(0.78)	(3.19)	(0.71)	0.01

Other Operating Data:
Modified EBITDA (2)(6)(7)	$213,485	232,344	189,216	177,489	131,617
Modified EBITDA margin (2)(6)(8)	33%	35%	27%	24%	27%
Net cash provided by operating activities	$86,541	123,621	61,566	197,925	165,784
Capital expenditures	$171,833	129,697	104,831	425,452	320,703

Operating Data (as of the end of each period presented):
Operating networks	44	44	44	44	24
Route miles	19,169	18,276	17,390	16,806	9,799
Fiber miles	917,461	898,493	823,977	758,060	366,990
Employees	1,986	2,009	1,893	2,661	1,834

Balance Sheet Data (as of the end of each period presented):
Cash, cash equivalents, and cash held in escrow	$130,052	353,032	506,460	365,600	250,739
Investments	302,454	125,561	—	18,454	3,496
Property, plant, and equipment, net	1,303,092	1,363,247	1,455,891	1,811,096	912,172
Total assets	1,905,588	2,005,883	2,149,256	2,398,954	1,387,754
Long-term debt and capital lease obligations	1,249,197	1,203,383	1,206,030	1,063,368	585,107
Total stockholders’ equity	$367,158	497,799	585,235	948,713	471,767

(1)	Includes revenue resulting from transactions with affiliates of $19.9 million, $33.4 million, $31.8 million, $25.5 million, and $11.2 million in 2004, 2003, 2002, 2001, and 2000, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements that totaled $3.9 million, $19.1 million, and $37.0 million, and $27.3 million in 2003, 2002, 2001, and 2000, respectively.

(3)	Includes expenses resulting from transactions with affiliates of $6.9 million, $5.6 million, $3.7 million, $4.4 million, and $4.3 million in 2004, 2003, 2002, 2001, and 2000, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these expenses.
(4)	Includes $2.4 million for a non-cash facilities impairment charge.
(5)	During 2003, we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements.
(6)	“Modified EBITDA” means net income (loss) before depreciation, amortization, and accretion, interest and other income (expense), net, non-cash asset impairment charges, income tax expense (benefit), and cumulative effect of change in accounting principle. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, Modified EBITDA is a measure of operating performance that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe Modified EBITDA trends are a valuable indication of whether our operations are able to produce cash flows to fund working capital needs, service debt obligations, and fund capital expenditures. Modified EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes, and our revolving credit facility. The definition of EBITDA under our revolving credit facility, and our four series of senior notes differs from the definition of Modified EBITDA used in this table. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(7)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Net income (loss)	$(133,037)	(89,336)	(366,035)	(81,167)	1,216
Cumulative effect of change in accounting principle	—	2,965	—	—	—
Income tax expense (benefit)	636	1,021	600	(48,256)	4,697
Interest expense, net and other income	115,198	93,790	104,674	99,341	30,409
Impairment of assets	—	—	212,667	—	—
Depreciation, amortization and accretion	230,688	223,904	237,310	207,571	95,295

Modified EBITDA	$213,485	232,344	189,216	177,489	131,617

(8)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.
(9)	A reconciliation between revenue as reported and adjusted revenue is as follows (dollars in thousands):

	Year Ended December 31, 2004					Year Ended December 31, 2003
	Enterprise / End User	Carrier / ISP	Affiliates	Intercarrier Compensation	Total	Enterprise / End User	Carrier / ISP	Affiliates	Intercarrier Compensation	Total
Revenue, as reported	$333,288	$262,133	$19,866	$37,800	$653,087	$289,707	$295,318	$33,378	$51,188	$669,591
% of revenue	51%	40%	3%	6%	100%	43%	44%	5%	8%	100%
Reciprocal compensation settlements	—	—	—	—	—				(3,863)	— (3,863)
WorldCom settlements	—	(2,311)	—	—	(2,311)	—	(14,337)			(14,337)

										—
Adjusted revenue (a)	$333,288	$259,822	$19,866	$37,800	$650,766	$289,707	$280,981	$33,378	$47,325	$651,391

% of revenue	51%	40%	3%	6%	100%	45%	43%	5%	7%	100%

(a)	Adjusted revenue excludes the reciprocal compensation and WorldCom settlements because these types of settlements tend to vary in frequency and amount and may or may not recur in the future.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a leading provider of managed network solutions to a wide range of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, telecommunications-intensive businesses, long distance carriers, Internet service providers, wireless communications companies, incumbent local exchange carriers, competitive local exchange carriers, and enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, and federal, state and local government entities. We operate in 44 metropolitan markets that have high concentrations of medium- and large-sized businesses.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2004, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix for fiscal years ended 2004 and 2003 breaks down as follows:

	Revenue as Reported		Adjusted Revenue (1)
	12/31/04	12/31/03	12/31/04	12/31/03
Enterprise / End Users	51%	43%	51%	45%
Carrier / ISP	40%	44%	40%	43%
Affiliates	3%	5%	3%	5%
Intercarrier Compensation	6%	8%	6%	7%

	100%	100%	100%	100%

(1)	A reconciliation between revenue as reported and adjusted revenue appears in note 9 to Item 6, “Selected Financial Data.”

As of December 31, 2004, our fiber networks spanned 19,169 route miles and contained 917,461 fiber miles. We offered service to 5,074 buildings served entirely by our facilities (on-net) and 14,139 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net). We continue to expand our footprint within our existing markets by connecting our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP based services, security, IP based voice applications, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for 2004 grew 19% compared to the same period in 2003. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Selectively interconnecting our service areas within regional clusters with owned or leased fiber facilities in order to increase our revenue potential and by addressing our customer’s regional long distance, voice, data, and video requirements; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity.

Our annual revenue increased from $55.4 million in 1997 to $737.7 million in 2001. In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue. Our revenue decreased 6% in 2002 to $695.6 million from 2001 and decreased 4% in 2003, to $669.6 million from 2002 and declined 2% in 2004, to $653.1 million. The decline in revenue resulted from customer disconnects, including service disconnections by our largest customer, MCI, and from a decrease in intercarrier compensation, as more fully explained later in this section.

Revenue from MCI, which filed for Chapter 11 bankruptcy protection in July 2002, totaled $29.9 million in 2004 (including a $2.3 million settlement) compared to $55.9 million in 2003, including $14.3 million resulting from the settlement with MCI that is discussed below. In September 2003, as part of the MCI bankruptcy proceedings, we completed a settlement with MCI that resolved a number of open disputes and claims (the “MCI Settlement”), including amounts payable to and from each party. The settlement provides for the continued effectiveness of the Master Capacity Agreement under which MCI purchases services from us. As a result of the settlement, we recognized $7.4 million in previously deferred revenue and reversed $15.1 million in expenses in 2003 that had previously been recorded because of uncertainties created by the bankruptcy process. The settlement also provided us an allowed damage claim against MCI for contract rejections that would have been payable after the confirmation of MCI’s bankruptcy plan. In 2003, we monetized and recognized as revenue this claim by selling it to a third party for approximately $6.9 million in cash.

We continue to experience customer disconnects primarily associated with the overall economic environment, industry consolidation and continued customer network optimization. In 2003, we lost monthly revenue of approximately $13.3 million due to customer disconnects and bankruptcies, including $3.6 million related to MCI. Disconnects in 2004 resulted in the loss of approximately $10.1 million in monthly revenue. While we expect that other customers will continue to disconnect services due to network optimization, cost cutting, business contractions, consolidations, bankruptcies or other customer financial difficulties, or price competition from other providers, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired, we may lose a portion of their business, which could be significant. We believe that revenue from a wireless carrier that was recently acquired may decrease significantly in 2005 as a result of the acquisition. This customer accounted for approximately 4.5% of our revenue for the year ended December 31, 2004, some portion of which we may lose. The acquisition of MCI by Verizon Communications Inc. or Qwest Communications International Inc. could result in MCI buying less local transport service from us in Verizon’s or Qwest’s service area if a transaction is completed. However, MCI’s purchases from us in each of the respective Verizon or Qwest service areas accounted for less than 1% of our revenue for the year ended December 31, 2004. SBC’s acquisition of AT&T, if consummated, could result in AT&T buying less local transport service from us in SBC’s service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the year ended December 31, 2004.

Our revenue and margins may also be reduced as a result of price-cutting by other CLECs and telecommunications service providers. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, especially as existing contracts expire and we negotiate renewals.

Customers that have filed for bankruptcy or have experienced other financial difficulties have impacted our bad debt expense over the last few years. Bad debt expense as a percentage of revenue increased from 3% in 2000 to 5% in 2002. The Company had essentially no bad debt expense for 2003 and 2004 due to the recovery of expenses previously recorded from the MCI bankruptcy that were reversed as a result of the settlements. Excluding the impact of the settlements of $15.1 million and $2.3 million, bad debt expense decreased to 2% of revenue for 2003 and 0% of revenue for 2004 due to successful collection efforts and a reduction in receivable write-offs related to customer bankruptcies. The improved collections experienced in 2003 and 2004 were the result of added controls, including more stringent credit reviews on new and existing customers, collecting deposits on higher risk accounts, and more aggressive collection efforts. Although we have experienced a continued improvement in bad debt expense, there is no assurance that this trend will continue.

Intercarrier Compensation Revenue and Expense

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling reduced rates and capped the number of minutes for which ISP-bound traffic can be compensated. This ruling further reduced rates in June 2003. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 3% and 4% of revenue for the years ended December 31, 2004 and 2003, respectively. The FCC has commenced further rulemaking proceedings on intercarrier compensation that we do not expect will result in an order until later in 2005. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. In June 2001, the FCC began regulating CLECs’ interstate switched access charges. Our rates were reduced pursuant to that order and continued to decline through June 2004 to parity with the rates of the ILEC in each of our service areas. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. We experienced mandatory rate decreases in June 2004 and expect that switched access revenue will continue to decline as a percentage of revenue due to anticipated future rate reductions. Switched access revenue represented 3% and 4% of revenue for the years ended December 31, 2004 and 2003, respectively.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to VoIP traffic that originates and terminates in different local service areas and whether it is subject to local access charges, which are significantly higher than the reciprocal compensation rates currently charged. The FCC is considering, but has not yet resolved this issue in several pending proceedings. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic under the belief that IP traffic is subject to reciprocal compensation rather than higher priced interstate access charges. These actions could reduce incrementally our access charge revenue and increase our risk with respect to such traffic terminated over local trunks.

Related Parties

In the normal course of business, we engage in various transactions with affiliates of our Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. We benefit from our relationship with Time Warner Cable both through access to local rights-of-way and construction cost sharing. We have similar arrangements with a partnership owned by affiliates of our Class B Stockholders that is currently managed by Bright House Networks LLC (“Bright House”), an affiliate of Advance/Newhouse. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable or Bright House. As of December 31, 2004, our property, plant, and equipment included $188.1 million in licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of Time Warner Inc. and from Bright House for office rent, utilities, and other administrative costs. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. We provide dedicated transport services, switched services and data and Internet services to affiliates of Time Warner Inc. and Bright House. Revenue for services we provided to Time Warner Inc. affiliates and Bright House was $19.0 million and $0.9 million, respectively, for the year ended December 31, 2004. We expect that revenue from the ISP portion of Time Warner’s business will decline in the future as Time Warner’s affiliates use more of their own facilities. Operating and selling, general, and administrative expenses for amounts paid to Time Warner Cable and Bright House were $6.0 million and $0.9 million for the year ended December 31, 2004, respectively.

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

If we were to change assumptions in such a way as to reduce the amount of future cash flows expected from any particular asset, in some cases we would be required to recognize asset impairment losses in our results of operations. For example, a hypothetical 10% reduction in the projected Modified EBITDA for each market would result in an asset impairment of approximately $6 million, and a 20% reduction would result in an impairment of approximately $38 million as of December 31, 2004.

Regulatory and Other Contingencies

We are subject to significant government regulation, some of which is in a state of flux due to challenges of existing rules. Such regulation is subject to different interpretations, inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. A 10% unfavorable change in the estimates used for such reserves would result in a $12 million increase in net loss.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At December 31, 2004, our net deferred tax asset after a valuation allowance of $233.3 million was $58.8 million.

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

Stock-based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, Accounting and Disclosure of Stock-Based Compensation, (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. We elected not to adopt SFAS 123 for expense recognition purposes.

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 123R, Share-Based Payments, (“SFAS 123R”). The statement is effective for us as of July 1, 2005. The statement requires recognition of compensation cost in financial statements for all share-based payments (including employee stock options) at fair value. SFAS 123R applies to all future grants, as well as the unamortized expense as of June 30, 2005 related to existing grants. As of December 31, 2004, we had approximately $20 million of unamortized expense related to existing stock option grants that will be recognized over the remaining vesting period of up to 4 years, beginning in our 3rd fiscal quarter of 2005.

We are currently evaluating our total compensation strategy, including the use of stock-based compensation. We may choose to employ compensation vehicles other than stock options in the future as part of our overall strategy. Our stock option expense under SFAS 123 as disclosed in the pro-forma disclosure in Item 8, Note 1 of our consolidated financial statements has a significant pro-forma impact to our results of operations and has been impacted by the high volatility of our stock price. We cannot yet quantify the impact SFAS 123R will have to our results of operations in the future since this will depend on our equity compensation strategy, number of shares granted and the volatility of our stock price.

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

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2004		2003		2002
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$332,577	51%	$361,038	54%	$373,928	54%
Switched services	157,905	24	152,789	23	146,304	21
Data and Internet services	124,805	19	104,576	16	90,293	13
Intercarrier compensation (2)	37,800	6	51,188	7	85,049	12

Total revenue	653,087	100	669,591	100	695,574	100

Costs and expenses (3):
Operating	261,285	40	264,322	39	279,351	40
Selling, general, and administrative	178,317	27	172,925	26	227,007	33
Depreciation, amortization, and accretion	230,688	35	223,904	34	237,310	34
Impairment of assets	—	—	—	—	212,667	31

Total costs and expenses	670,290	102	661,151	99	956,335	138

Operating income (loss)	(17,203)	(2)	8,440	1	(260,761)	(38)
Interest expense	(122,391)	(19)	(103,642)	(15)	(107,279)	(15)
Interest income	6,483	1	5,858	1	5,845	1
Investment gains (losses), net	710	—	3,994	—	(3,240)	—

Loss before income taxes and cumulative effect of change in accounting principle	(132,401)	(20)	(85,350)	(13)	(365,435)	(52)
Income tax expense	636	—	1,021	—	600	—

Net loss before cumulative effect of change in accounting principle	(133,037)	(20)	(86,371)	(13)	(366,035)	(52)
Cumulative effect of change in accounting principle (4)	—	—	2,965	—	—	—

Net loss	$(133,037)	(20)	$(89,336)	(13)%	$(366,035)	(52)%

Basic and diluted loss per common share	$(1.15)		$(0.78)		$(3.19)
Weighted average shares outstanding, basic and diluted	115,665		114,998		114,786
Modified EBITDA (2)(5)(6)	$213,485	33%	$232,344	35%	$189,216	27%
Net cash provided by operating activities	86,541		123,621		61,566
Net cash used in investing activities	(338,770)		(250,685)		(83,965)
Net cash provided by (used in) financing activities	$29,249		$(26,364)		$163,259

(1)	Includes revenue resulting from transactions with affiliates of $19.9 million, $33.4 million, and $31.8 million in 2004, 2003 and 2002, respectively. See Note 4 to our financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements of $3.9 million, and $19.1 million in 2003 and 2002, respectively.
(3)	Includes expenses resulting from transactions with affiliates of $6.9 million, $5.6 million, and $3.7 million in 2004, 2003 and 2002, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.

(4)	During 2003, we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements for an explanation of the transaction.
(5)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, and income tax expense (benefit). Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. Modified EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our four series of senior notes, and our revolving credit facility. The definition of EBITDA under our credit facility differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between net income (loss) and Modified EBITDA appears in note 7 to Item 6, “Selected Financial Data.”
(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

In 2003, we reached a settlement with MCI that is discussed above under “Overview.” We are separately presenting certain data in the table below to aid investors in understanding the impact of the MCI Settlement on our results, to give investors a better understanding of our ongoing operations, and to enhance comparability between periods.

	Year Ended December 31,
	2004			2003
	As Reported	MCI Settlement	Net of Settlement	As Reported	MCI Settlement	Net of Settlement
	(amounts in thousands)
Dedicated transport services	$332,577	1,661	330,916	361,038	6,949	354,089
Switched services	157,905	(25)	157,930	152,789	95	152,694
Data and Internet services	124,805	675	124,130	104,576	7,293	97,283
Intercarrier compensation	37,800	—	37,800	51,188	—	51,188

Total revenue	653,087	2,311	650,776	669,591	14,337	655,254
Operating costs	261,285	—	261,285	264,322	—	264,322
Selling, general, and administrative	178,317	(400)	178,717	172,925	(15,128)	188,053
Depreciation, amortization, and accretion	230,688	—	230,688	223,904	—	223,904

Operating income (loss)	$(17,203)	2,711	(19,914)	8,440	29,465	(21,025)

Net loss	$(133,037)	2,711	(135,748)	(89,336)	29,465	(118,801)

Revenue.    Revenue decreased $16.5 million, or 2%, to $653.1 million for 2004 from $669.6 million for 2003. Revenue from dedicated transport services decreased $28.5 million, or 8%, to $332.6 million for 2004 from $361.0 million for 2003. The decrease in dedicated transport revenue resulted primarily from net customer disconnects and price adjustments for existing services upon contract renewals, as well as the impact of the MCI settlement on transport revenue of $6.9 million in 2003.

Switched service revenue increased $5.1 million, or 3%, to $157.9 million for 2004 from $152.8 million for 2003. The increase is primarily due to an increase in bundled voice services somewhat offset by a reduction in contract termination and other nonrecurring revenue.

Data and Internet services revenue increased $20.2 million, or 19%, to $124.8 million for 2004 from $104.6 million for 2003. The increase primarily resulted from growth in enterprise customers and their demand for Internet services and new IP and Ethernet based products. The increase was partially offset by the impact of the MCI settlement on data and Internet revenue of $7.3 million in 2003.

Revenue from MCI, which filed for Chapter 11 bankruptcy protection in July 2002, was $27.5 million in 2004, or 4% of revenue compared to 6% of revenue in 2003, excluding the MCI settlement.

Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $13.4 million, or 26%, to $37.8 million for 2004 from $51.2 million for 2003. The decrease is due to mandated and contractual rate reductions and fewer minutes of use due to the loss of certain ISP customers, and a $3.9 million receiprocal compensation settlement in 2003 that did not recur in the current year.

Operating Expenses.    Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses decreased $3 million, or 1.0%, to $261.3 million for 2004 from $264.3 million for 2003. The decrease in operating expenses is primarily due to an increase in capitalized labor costs resulting from increased capital spending as compared to a year ago, partially offset by an increase in network facility costs from the growth in the enterprise customer base and an increase in employee related costs. Operating expenses were 40% of revenue in 2004, compared to 39% in 2003.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering, and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $5.4 million, or 3%, to $178.3 million for 2004 from $172.9 million for 2003. Selling, general, and administrative expenses were 27% and 26% of revenue for 2004 and 2003, respectively. The increase in selling, general, and administrative expenses primarily resulted from the settlement with MCI, which reduced bad debt expense by $15.1 million in 2003. Excluding the settlement, bad debt expense decreased in 2004 over 2003 from successful collection activity. Other changes include increased employee related costs, primarily due to an increase in sales personnel and increased healthcare costs offset by a reduction in property tax expense.

Depreciation, Amortization, and Accretion.    Depreciation, amortization, and accretion expense increased $6.8 million, or 3%, to $230.7 million for 2004 from $223.9 million for 2003. The increase was primarily attributable to higher property, plant and equipment purchases made through 2003 and 2004.

Interest Expense.    Interest expense increased $18.8 million to $122.4 million in 2004 from $103.6 million for 2003. The increase in interest expense is primarily due to $8.9 million of deferred loan costs and other fees that were expensed in connection with the credit facility that was repaid and terminated in February 2004 and higher interest rates associated with the new Senior Notes issued in 2004.

Investment Gains (Losses).    We sold certain investments and recognized gains of $0.7 million and $4.0 million in 2004 and 2003, respectively.

Income Taxes.    Income tax expense decreased to $0.6 million for 2004 compared to $1.0 million for 2003. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2004 our valuation allowance was $233.3 million, which reduces our net deferred tax asset. As of December 31, 2004, net deferred tax assets was $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Cumulative Effect of Change in Accounting Principle.    Effective January 1, 2003, we adopted the provisions of Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. We have asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Estimating these obligations requires considerable management judgment to estimate retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. In conjunction with the adoption of SFAS 143, in 2003 we recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation as of December 31, 2004 was $7.5 million.

Net Loss and Modified EBITDA.    Net loss increased $43.7 million to $133.0 million for 2004 from $89.3 million for 2003. The change primarily resulted from lower revenue and an increase in selling, general, and administrative costs compared to the 2003 period, which were lower due to our settlement with MCI in 2003, and increased interest expense of $18.8 million related to the debt repayment and higher interest rates associated with our new debt, partially offset by a $3.0 million charge for the change in accounting principle during 2003. Modified EBITDA decreased $18.9 million, or 8%, to $213.5 million for 2004 from $232.3 million for 2003. The decrease resulted primarily from the impacts of the MCI settlement.

Modified EBITDA is calculated by excluding the non-cash impacts of depreciation, accretion, amortization, and asset impairment from operating income or loss. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt covenants, and service our indebtedness. A reconciliation between net income (loss) and Modified EBITDA appears in Note 7 to Item 6, “Selected Financial Data.”

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue.    Revenue decreased $26.0 million, or 4%, to $669.6 million for 2003 from $695.6 million for 2002. Revenue from the provision of dedicated transport services decreased $12.9 million, or 3%, to $361.0 million for 2003 from $373.9 million for 2002. The decrease in dedicated transport revenue resulted primarily from customer disconnections, including disconnection of services provided to MCI, partially offset by the favorable impact of the settlement with them.

Switched service revenue increased $6.5 million, or 4%, to $152.8 million for 2003 from $146.3 million for 2002. The increase primarily resulted from an increase in contract termination revenue and growth in long distance, somewhat offset by customer disconnections, predominately those by MCI.

Data and Internet services revenue increased $14.3 million, or 16%, to $104.6 million for 2003 from $90.3 million for 2002. The increase primarily resulted from growth in enterprise customers and their demand for Internet services and new IP and Ethernet based products. The increase was diminished by the reduction in revenue from MCI, which was $13.3 million, net of $7.3 million related to the MCI Settlement.

Revenue from MCI was $55.9 million in 2003, including $14.3 million resulting from the MCI Settlement. Excluding the favorable settlement from MCI, we lost $36.7 million in revenue from MCI in 2003.

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

Operating Expenses.    Operating expenses decreased $15.0 million, or 5%, to $264.3 million for 2003 from $279.4 million for 2002. As a percentage of total revenue, operating expenses decreased to 39% for 2003 from 40% for 2002. The decrease in operating expenses is primarily due to a decrease in costs incurred from other telecommunication providers of $8.4 million, and cost savings from workforce reductions in 2002 and other employee related costs of $6.6 million.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses decreased $54.1 million, or 24%, to $172.9 million for 2003 from $227.0 million for 2002. Selling, general, and administrative expenses were 26% and 33% of revenue for 2003 and 2002, respectively. Bad debt expense decreased $36.2 million in 2003 compared to 2002, which included effects of the MCI Settlement of $15.1 million and the success of our credit and collections efforts. Bad debt expense exclusive of the MCI Settlement represented 2% and 5% of revenue for 2003 and 2002, respectively. The remaining decrease of $17.9 million related to reduced property taxes in 2003, tax refunds received and lower personnel costs due to a reduction in workforce in 2002.

Depreciation, Amortization, and Accretion.    Depreciation, amortization, and accretion decreased $13.4 million, or 6%, to $223.9 million for 2003 from $237.3 million for 2002. The decrease was primarily attributable to lower property, plant, and equipment as a result of a $212.7 million asset impairment charge recognized in 2002, partially offset by the property, plant and equipment purchases made throughout 2002 and 2003.

Interest Expense.    Interest expense decreased $3.6 million to $103.6 million in 2003 from $107.3 million for 2002. The decrease in interest expense reflects a decline in the variable interest rates applicable to amounts outstanding under our senior secured credit facility. The variable rate based on a specific Eurodollar rate was 5.1% for the outstanding term loan B and 2.9% for the senior delayed draw facility at December 31, 2003, as compared to 5.4% for the term loan B and 3.6% for the senior delayed draw facility at December 31, 2002. The interest rate decrease was partially offset by an additional $170 million draw on the credit facility during 2002.

Investment Gains (Losses).    During 2003, we sold certain investments and recognized a gain of $4.0 million. During 2002, we recognized investment losses of $3.2 million when we determined that unrealized losses on certain investments were not temporary in nature.

Income Taxes.    Income tax expense increased to $1.0 million for 2003 compared to $0.6 million for 2002. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2003 our valuation allowance was $172.8 million, which reduces our net deferred tax asset. As of December 31, 2003, net deferred tax assets totaled $58.5 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.5 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carry forwards were due to expire, which begins in 2019.

Cumulative Effect of Change in Accounting Principle.    In conjunction with the adoption of SFAS 143, in 2003 we recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation at December 31, 2003 was $6.5 million due to the accretion of the liability.

Net Loss and Modified EBITDA.    Net loss decreased $276.7 million to $89.3 million for 2003 from $366.0 million for 2002. The change primarily resulted from $212.7 million in impairment charges in 2002, the $29.5 million favorable settlement with MCI, and cost reductions, partially offset by a decrease in revenue noted above. Modified EBITDA increased $43.1 million, or 23%, to $232.3 million for 2003 from $189.2 million for 2002. This improvement was primarily the result of the favorable settlement with MCI of $29.5 million, and cost reductions partially offset by a decrease in revenue noted above.

Liquidity and Capital Resources

Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of services offset by payments to other telecommunications carriers, payments to employees, and payments for other operating, selling, general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service our debt obligations, fund acquisitions, and make capital expenditures to expand our networks.

Operations.    Cash provided by operating activities was $86.5 million for 2004 compared to $123.6 million for 2003. This decrease in cash provided by operating activities primarily relates to the increased net loss and a net increase in working capital items. Cash provided by operating activities in 2003 was significantly impacted by improved collection activity as well as the benefits of the MCI Settlement as described above.

Cash provided by operating activities increased $62.1 million for 2003 compared to 2002, primarily related to a reduction in bad debt expense from the success of our credit and collections efforts, cost saving initiatives, and the sale of the MCI claim.

Investing.    Cash used in investing activities was $338.8 million in 2004 compared to $250.7 million for 2003. The increase of $88.2 million primarily relates to capital expenditures and net purchases of investments. Our investments increased to $302.5 million as of December 31, 2004 due to our decision to invest in longer term investments. Capital expenditures in 2004 were $171.8 million, including $4.0 million in capitalized leases, of which the majority was spent to expand our networks, reach new customer buildings and deploy new products compared to $129.7 million in 2003.

Cash used in investing activities was $250.7 million in 2003 compared to $84.0 million for 2002. The increase of $166.7 million primarily relates to capital expenditures and net purchases of marketable debt securities. Our marketable debt securities increased to $125.6 million as of December 31, 2003 compared to 2002, as we sought the enhanced rate of return on securities not classified as cash equivalents. Capital expenditures in 2003 were $129.7 million of which approximately two-thirds was spent to expand networks in existing markets and add new buildings to our network, compared to $104.8 million in 2002.

Financing.    Financing activities provided $29.2 million in cash in 2004 and were primarily related to the net proceeds from the issuance of debt and repayment of our existing credit facility. Financing activities used $26.4 million and provided $163.3 million in net cash in 2003 and 2002, respectively. During 2003, the use of cash under financing activities primarily related to the payment of principal on the indebtedness outstanding under our Senior Secured Credit Facility. During 2002, we increased our borrowings under the Credit Facility to $420 million by drawing down $220 million on the senior delayed draw loan facilities available that would have expired on January 10, 2003, and repaying $50 million of the $250 million term loan B.

As of December 31, 2003, our wholly owned subsidiary, Time Warner Telecom Holdings Inc. (“Holdings”) maintained a Senior Secured Credit Facility with lender commitments of $800 million of which $420 million had been drawn and $396 million was outstanding. On February 20, 2004, Holdings issued $440 million in Senior Notes and used a portion of the proceeds to repay the indebtedness under the Senior Secured Credit Facility and terminated that facility. Holdings then entered into a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”) that is currently undrawn to replace the Senior Secured Credit Facility. Due to the subsequent financing and the repayment of the Senior Secured Credit Facility, debt that would have been classified as current as of December 31, 2003 under the existing Senior Secured Credit Facility has been classified as long term in the accompanying consolidated financial statements. Significant terms and components of this refinancing are detailed below.

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and certain of our and Holdings’ subsidiaries subject to certain limits. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate as of December 31, 2004, the rate was 6.29% and aggregate annual interest payments would be approximately $15.1 million.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9 1/4% Senior Notes are approximately $19 million.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9 3/4% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility, and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply.

On February 9, 2005, Holdings issued an additional $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014. These additional 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by us and certain of our and Holdings’ subsidiaries, subject to certain limits. Proceeds from the financing will be used for future capital expenditures. Immediately following the financing, we called for the redemption of $200 million of our 9 3/4% Senior Notes due July 15, 2008. Approximately $210 million of cash on hand was used to redeem $200 million aggregate principal amount at a redemption price of 103 1/4% plus accrued interest.

The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 are unsecured, unsubordinated obligations. The remaining 9 3/4% Senior Notes after redemption of $200 million principal amount are due on July 15, 2008. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Aggregate annual interest payments on the remaining 9 3/4% Senior Notes are approximately $20 million.

The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011.

Our series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

As of December 31, 2004, we were in compliance with all of our covenants.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase our outstanding Senior Notes for cash or equity securities in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and Revolver as of February 28, 2005, and gives effect to the redemption of $200 million of our 9 3/4% Senior Notes due 2008 as of March 16, 2005. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

In 2004, we used cash of $223 million, of which $173.8 million was used to purchase investments, net of proceeds of maturities. In 2005, we similarly expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects, we may need to seek additional sources of funds through financing or other means. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

Our Revolver contains certain financial covenants, including leverage and interest coverage ratios and limitations on capital expenditures. These ratios are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding.

A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA performance and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including further deterioration of the economy, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors, could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting measures to maintain required Modified EBITDA levels or to enhance liquidity, or obtain waivers or amendments from our lenders.

The Revolver limits our ability to declare dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver also includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as our series of Senior Notes. In addition, the lenders may declare a default if a change of voting control occurs as defined in the agreement. If we do not meet these covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants and we could potentially be subject to an acceleration of the repayment date if we have borrowed under the facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guaranties for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments.    The following table summarizes our long-term commitments as of December 31, 2004, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations, as adjusted for the impact of the issue of an additional $200 million of 2014 Notes in February 2005 and redemption of $200 million of 9 3/4% Senior Notes in March 2005.

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$200 million 9 3/4% Senior Notes due 2008	$200,000	—	—	—	200,000	—	—
$400 million 10 1/8% Senior Notes due 2011	400,000	—	—	—	—	—	400,000
$240 million Second Priority Senior Secured Floating Rate Notes due 2011	240,000	—	—	—	—	—	240,000
$400 million 9 1/4% Senior Notes due 2014	400,000	—	—	—	—	—	400,000

Total Principal payments	$1,240,000	—	—	—	200,000	—	1,040,000
Capital lease obligations including interest (1)	18,260	2,541	2,507	1,079	1,079	1,079	9,975
Operating lease obligations	206,464	27,547	24,619	21,790	19,784	18,107	94,617
Fixed maintenance obligations	68,280	3,387	3,387	3,387	3,387	3,387	51,345
Purchase obligations
Purchase orders (2)	19,384	19,384	—	—	—	—	—
Network costs (3)	142,119	54,315	39,651	26,726	15,055	4,398	1,974

Total	$1,694,507	107,174	70,164	52,982	239,305	26,971	1,197,911

(1)	Includes amounts representing interest of $7.7 million.

(2)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.
(3)	Includes services purchased from other carriers to transport a portion of our traffic to the end user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require us to maintain certain commitment levels to obtain favorable pricing. Some services may be purchased under contracts that are subject to contract termination costs, or penalties, if services are disconnected before the end of the term.

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

The following table provides information at December 31, 2004 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2005 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$7,459
Weighted average interest rate	2.0%
Commercial paper, corporate and municipal debt securities	$421,507
Weighted average interest rate	2.2%

At December 31, 2004, the fair value of our fixed rate 9 3/4% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our fixed rate 9 1/4% Senior Notes due 2014 and our Second Priority Senior Secured Floating Rate Notes due 2011 were $406 million, $390 million, $203 million, and $242 million, respectively, as compared to a carrying value of $400 million, $400 million, $200 million, and $240 million each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Interest on the 2011 Notes varies based on a specified LIBOR rate. Based on the $240 million outstanding balance as of February 28, 2005, a one-percent change in the applicable rate would change the amount of interest paid by $2.4 million for 2005.

Item 8.    Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2004, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2004. There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on those criteria, management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective.

Ernst and Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements, has issued a report on our assessment of our internal control over financial reporting, which is included herein.

Other Internal Control Considerations

Management does not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Time Warner Telecom, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Time Warner Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Time Warner Telecom Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Time Warner Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Time Warner Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner Telecom, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, CO

March 14, 2005

PART III

Code of Ethics

We have adopted a Code of Ethics for directors and officers (including our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer) which is available at our website at www.twtelecom.com under “Investors.” Stockholders may request a free copy of the Code of Ethics from:

Time Warner Telecom Inc.

Attn: Investor Relations

10475 Park Meadows Drive

Littleton, CO 80124

Item 10.    Directors of the Registrant

The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2005 (“the Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance will appear under “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. This portion of the Proxy Statement is incorporated by reference.

Item 11.    Executive Compensation and Other Information

The information required by this item will appear under the heading “Summary of Compensation” in our Proxy Statement. This portion of the Proxy Statement is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the heading “Time Warner Telecom Share Ownership” in our Proxy Statement. This portion of the Proxy Statement is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will appear under the heading “Certain Relationships and Related Transactions” in our Proxy Statement and is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding our principal auditor fees and services will appear under “Ratification of Appointment of Independent Auditors” in our Proxy Statement and is incorporated by reference.

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

ISDN (Integrated Services Digital Network).    ISDN is an internationally agreed standard, which, through special equipment, allows two-way, simultaneous voice and data transmission in digital formats over the same transmission line. ISDN permits video conferencing over a single line, for example, and also supports a multitude of value added switched service applications such as Incoming Calling Line Identification. ISDN’s combined voice and data networking capabilities reduce costs for end users and result in more efficient use of available facilities. ISDN combines standards for highly flexible customer to network signaling with both voice and data within a common facility.

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

NLAN (Native Local Area Network).    Interconnection of computers for the purpose of sharing files that does not require protocol conversion between the networks.

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

Toll Services.    Services otherwise known as EAS or intraLATA toll services which are those calls that are beyond the free local calling area but originate and terminate within the same LATA; such calls are usually priced on a measured basis.

VoIP (Voice over Internet Protocol).    The technology used to transmit voice conversations over a data network using the Internet Protocol.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  (1), (2)    The Financial Statements and Schedule II—Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)  Exhibits:    The Exhibit Index at the end of this report lists the exhibits filed with the report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

TIME WARNER TELECOM INC.

By:	/s/ MARK A. PETERS
Mark A. Peters Senior Vice President, Treasurer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President and Chief Executive Officer	March 16, 2005

(ii) Principal Financial Officer

/s/ MARK A. PETERS Mark A. Peters	Senior Vice President, Treasurer and Acting Chief Financial Officer	March 16, 2005

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Senior Vice President, Accounting and Finance and Chief Accounting Officer	March 16, 2005

(iv) Directors

/s/ OLAF OLAFSSON Olaf Olafsson	Director	March 16, 2005

/s/ RICHARD J. DAVIES Richard J. Davies	Director	March 16, 2005

/s/ SPENCER B. HAYS Spencer B. Hays	Director	March 16, 2005

/s/ LARISSA L. HERDA Larissa L. Herda	Director	March 16, 2005

/s/ ROBERT D. MARCUS Robert D. Marcus	Director	March 16, 2005

/s/ GEORGE S. SACERDOTE George S. Sacerdote	Director	March 16, 2005

/s/ HOWARD L. SCHROTT Howard L. Schrott	Director	March 16, 2005

/s/ THEODORE H. SCHELL Theodore H. Schell	Director	March 16, 2005

Time Warner Telecom Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Time Warner Telecom, Inc.

We have audited the accompanying consolidated balance sheets of Time Warner Telecom, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner Telecom, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner Telecom, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 14, 2005

TIME WARNER TELECOM INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$130,052	353,032
Investments (note 2)	302,454	125,561
Receivables, less allowances of $11,415 and $15,011, respectively (a)	45,557	42,969
Prepaid expenses and other current assets	13,088	10,511
Deferred income taxes (note 5)	12,510	22,414

Total current assets	503,661	554,487

Property, plant and equipment	2,336,338	2,215,523
Less accumulated depreciation	(1,033,246)	(852,276)

	1,303,092	1,363,247

Deferred income taxes (note 5)	46,267	36,060
Goodwill	26,773	26,773
Other assets, net of accumulated amortization (note 1)	25,795	25,316

Total assets	$1,905,588	2,005,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$42,504	40,096
Deferred revenue	20,229	29,053
Accrued taxes, franchise and other fees	69,001	72,951
Accrued interest	44,265	35,078
Accrued payroll and benefits	23,209	28,402
Accrued carrier costs	51,056	61,459
Current portion debt and capital lease obligations (notes 3 and 7)	1,387	525
Other current liabilities	30,089	30,650

Total current liabilities	281,740	298,214

Long-term debt and capital lease obligations (notes 3 and 7)	1,249,197	1,203,383
Other long-term liabilities	7,493	6,487
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 49,868,947 and 49,355,252 shares issued and outstanding in 2004 and 2003, respectively	499	493
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2004 and 2003	659	659
Additional paid-in capital	1,172,440	1,169,633
Accumulated other comprehensive income, net of taxes	—	417
Accumulated deficit	(806,440)	(673,403)

Total stockholders’ equity	367,158	497,799

Total liabilities and stockholders’ equity	$1,905,588	2,005,883

(a) Includes receivables resulting from transactions with affiliates (note 4)	$1,997	4,332

(b) Includes payables resulting from transactions with affiliates (note 4)	$8,844	6,092

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$332,577	361,038	373,928
Switched services	157,905	152,789	146,304
Data and Internet services	124,805	104,576	90,293
Intercarrier compensation	37,800	51,188	85,049

Total revenue	653,087	669,591	695,574

Costs and expenses (b):
Operating	261,285	264,322	279,351
Selling, general and administrative	178,317	172,925	227,007
Depreciation, amortization, and accretion	230,688	223,904	237,310
Impairment of assets	—	—	212,667

Total costs and expenses	670,290	661,151	956,335

Operating income (loss)	(17,203)	8,440	(260,761)
Interest expense	(122,391)	(103,642)	(107,279)
Interest income	6,483	5,858	5,845
Investment gains(losses), net	710	3,994	(3,240)

Loss before income taxes and cumulative effect of change in accounting principle	(132,401)	(85,350)	(365,435)
Income tax expense (note 5)	636	1,021	600

Net loss before cumulative effect of change in accounting principle	(133,037)	(86,371)	(366,035)
Cumulative effect of change in accounting principle (note 1)	—	2,965	—

Net loss	$(133,037)	(89,336)	(366,035)

Amounts per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.15)	(0.75)	(3.19)
Cumulative effect of change in accounting principle (note 1)	—	(0.03)	—

Net loss	$(1.15)	(0.78)	(3.19)

Weighted average shares outstanding, basic and diluted	115,665	114,998	114,786

(a) Includes revenue resulting from transactions with affiliates (note 4)	$19,866	33,378	31,757

(b) Includes expenses resulting from transactions with affiliates (note 4):
Operating	$4,746	3,685	2,630

Selling, general and administrative	$2,176	1,894	1,041

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(133,037)	(89,336)	(366,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	230,688	223,904	237,310
Cummulative effect of change in accounting principle	—	2,965	—
Amortization of deferred debt issue costs	4,417	4,514	4,575
Impairment of assets related to restructure charge	—	—	(694)
Impairment of deferred debt issue costs	8,437	—	1,951
Investment (gains) losses, net	(710)	(3,994)	3,240
Impairment of Assets	—	—	212,667
Stock based compensation	1,164	1,481	1,595
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	(8,358)	17,490	18,662
Accounts payable	(1,447)	1,177	(45,072)
Accrued interest	10,148	(591)	(1,961)
Accrued payroll and benefits	(5,193)	(2,639)	3,033
Other current liabilities	(19,568)	(31,154)	(5,464)
Accrued restructure costs	—	(196)	(2,241)

Net cash provided by operating activities	86,541	123,621	61,566

Cash flows from investing activities:
Capital expenditures	(167,829)	(129,697)	(104,831)
Purchases of investments	(546,948)	(260,508)	(8,546)
Proceeds from maturities of investments	373,155	134,947	27,000
Proceeds from sale of assets	784	176	2,412
Proceeds from sale of investments	752	4,397	—
Other investing activities	1,316	—	—

Net cash used in investing activities	(338,770)	(250,685)	(83,965)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	—	216,770
Repayment of debt	—	(24,000)	(50,000)
Net proceeds from issuance of common stock upon exercise of stock options	686	806	145
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	963	285	222
Retirement of debt obligations	(396,000)	—	—
Net proceeds from issuance of debt	425,858	—	—
Payment of capital lease obligations	(2,258)	(3,455)	(3,878)

Net cash (used in) provided by financing activities	29,249	(26,364)	163,259

(Decrease) increase in cash, cash equivalents, and cash held in escrow	(222,980)	(153,428)	140,860
Cash, cash equivalents, and cash held in escrow at beginning of year	353,032	506,460	365,600

Cash, cash equivalents, and cash held in escrow at end of year	$130,052	353,032	506,460

Supplemental disclosures of cash flow information:
Cash paid for interest	$103,027	101,393	105,141

Tax benefit related to exercise of non-qualified stock options	$—	(700)	—

Cash paid for income taxes	$702	1,332	967

Cancellation of capital lease obligation	$—	3,194	1,507

Addition of capital lease obligation	$4,004	2,152	—

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income (loss), net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2002	48,789	$488	65,937	$659	1,165,804	(206)	(218,032)	948,713
Change in unrealized holding gain for available-for-sale securities, net of taxes	—	—	—	—	—	595	—	595
Net loss	—	—	—	—	—	—	(366,035)	(366,035)

Comprehensive loss	—	—	—	—	—	—	—	(365,440)

Shares issued for cash in connection with the exercise of stock options	10	—	—	—	145	—	—	145
Shares issued for cash in connection with the employee stock purchase plan	167	1	—	—	221	—	—	222
Stock-based compensation	25	—	—	—	1,595	—	—	1,595

Balance at December 31, 2002	48,991	$489	65,937	$659	1,167,765	389	(584,067)	585,235
Change in unrealized holding gain for available for-sale securities, net of taxes	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(89,336)	(89,336)

Comprehensive loss	—	—	—	—	—	—	—	(89,308)

Shares issued for cash in connection with the exercise of stock options	214	2	—	—	104	—	—	106
Shares issued for cash in connection with the employee stock purchase plan	150	2	—	—	283	—	—	285
Stock-based compensation	—	—	—	—	1,481	—	—	1,481

Balance at December 31, 2003	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799
Change in unrealized holding gain for available for-sale securities, net of taxes	—	—	—	—	—	(417)	—	(417)
Net loss	—	—	—	—	—	—	(133,037)	(133,037)

Comprehensive loss	—	—	—	—	—	—	—	(133,454)

Shares issued for cash in connection with the exercise of stock options	230	3	—	—	683	—	—	686
Shares issued for cash in connection with the employee stock purchase plan	200	2	—	—	961	—	—	963
Forfeiture of restricted stock	(11)	—	—	—	—	—	—	—
Stock-based compensation	95	1	—	—	1,163	—	—	1,164

Balance at December 31, 2004	49,869	$499	65,937	$659	1,172,440	—	(806,440)	367,158

See accompanying notes

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently the Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2004, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 2004.

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

Investments

Marketable equity securities held by the Company were classified as available-for-sale. Accordingly, marketable equity securities were included in other assets at fair value. Unrealized holding gains and losses on equity securities classified as available-for-sale were carried, net of taxes, as a component of accumulated other comprehensive income in stockholders’ equity. Other equity investments which were not considered marketable securities and in which the Company’s ownership interest was less than 20% were generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis.

As of December 31, 2004, the Company had sold its remaining shares of marketable equity securities. For the twelve months ended December 31, 2004, the sale of securities yielded a gain of $710,000 and proceeds of $752,000.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Marketable debt securities are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $429 million at December 31, 2004. The fair value of marketable debt securities is not materially different than the amortized cost.

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

During 2002 and 2001, the Company recognized aggregate $6.6 million impairment on equity investments. The impairment charges represent the difference between historical prices of the investments and their estimated fair value as of the date of financial statements. The Company recorded these charges based on its conclusion that the investee companies had not executed their business plans as originally anticipated, in part due to the adverse economic conditions surrounding the telecommunications and technology sectors during 2001 and 2002, and had conducted further financing activities that diluted the value of the Company’s investments. The subsequent financing activities at these companies served as independent indicators that the impairment was not temporary. The estimates of net realizable value were primarily derived from the financing activities at these companies.

Receivables

The Company performs ongoing credit evaluations of significant customers’ financial conditions and has established an allowance for doubtful accounts based on the expected collectability of all receivables. In certain cases, the Company requires deposits from customers that it deems to represent a higher credit risk. A higher risk of collectability is assigned to certain customers with deteriorating financial conditions and customers in bankruptcy that continue service subsequent to filing bankruptcy, resulting in a greater allowance for doubtful accounts. Considerable management judgment is required in evaluating the collectability of receivables and establishing the related allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, the Company’s bad debt expense and cash collections will be negatively impacted. The allowance for doubtful accounts was $11.4 million, or 20% of gross receivables at December 31, 2004, and $15.0 million, or 26% of gross receivables at December 31, 2003.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $30.8 million, $21.7 million, and $25.4 million for 2004, 2003, and 2002, respectively. Capitalized interest was $2.7 million, $1.3 million, and $2.7 million for 2004, 2003, and 2002, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets which are no longer in use, losses on such disposals are included as a component of depreciation expense and were $7.3 million, $5.6 million and $3.5 million in 2004, 2003, and 2002, respectively.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-20 years
Communications networks	5-15 years
Vehicles and other equipment	3-10 years
Fiber optics and right to use	15 years

Depreciation expense was $229.6 million, $222.9 million, and $237.2 million in 2004, 2003, and 2002, respectively.

Property, plant, and equipment consist of:

	December 31,
	2004	2003
	(amounts in thousands)
Land, buildings and improvements	$62,318	63,513
Communications networks	1,486,273	1,420,230
Vehicles and other equipment	158,658	152,744
Fiber and right to use (Note 4)	629,089	579,036

	2,336,338	2,215,523
Less accumulated depreciation	(1,033,246)	(852,276)

Total	$1,303,092	1,363,247

Goodwill

The Company’s goodwill was primarily generated from acquisitions completed in 1999. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of all intangible assets with indefinite useful lives. However, SFAS 142 requires the Company to perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets. These statements were adopted by the Company on January 1, 2002 and, as required, the Company completed its transitional impairment test as of January 1, 2002 and its annual impairment test are completed in the fourth quarter of each year. The adoption of the statements did not negatively impact the Company’s financial position, results of operations, or cash flows.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell.

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In the fourth quarter of 2002, the Company recorded a $212.7 million impairment charge pursuant to SFAS 144. The non-cash impairment charge primarily relates to the long haul network acquired from GST in January 2001, and, to a lesser degree, certain other local network assets. The Company acquired the assets from GST to increase its market presence in the western United States. The acquisition included networks in 15 local markets and a 4,210-mile regional network. Since the time of the acquisition, over capacity in the long haul sector and a weaker economy led to decreased demand and significant price erosion surrounding inter-city transport services. The Company generates revenue from these networks and will continue to do so in the future. The impairment reflects slower than expected growth in cash flows. The $212.7 million charge represents the difference between the estimated fair value of the assets on a discounted cash flow basis and their then current carrying values. Significant estimates and assumptions used to value these assets include estimates of future revenue growth, margin, and future investment in property, plant, and equipment.

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. The Company recognized $3.9 million, and $19.1 million, respectively, in settlements of reciprocal compensation disputes in 2003 and 2002, respectively. Reciprocal compensation represented 3%, 4%, and 7% of revenue during the years ended December 31, 2004, 2003, and 2002, respectively. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

traffic can be compensated. Reciprocal compensation rates were further reduced in 2003. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. Effective June 2001, the FCC began regulating CLECs’ interstate switched access charges. Pursuant to the FCC’s order, the Company’s rates were reduced and continued to decline, through June 2004, to parity with the ILEC rates competing in each area. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. The CLEC access charge regulation and related regulatory developments resulted in reductions in the per-minute rates the Company receives for switched access service. There were further recuctions beginning in June 2004. The Company expects that switched access revenue will continue to decline as a percentage of revenue due to anticipated rate reductions. There is no assurance that the Company will be able to compensate for reductions in switched access revenue with revenue from other sources. Switched access revenue represented 3%, 4%, and 5% of total revenue in 2004, 2003, and 2002, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 33%, 39%, and 45% of the Company’s consolidated revenue for the years ended December 31, 2004, 2003, and 2002, respectively. MCI (Formerly “WorldCom, Inc.”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 5%, 8%, and 11% of the Company’s total revenue during 2004, 2003, and 2002, respectively. In September 2003, as part of the MCI bankruptcy proceedings, MCI and the Company entered into a settlement that resolved a number of open disputes and claims through June 30, 2003, including amounts payable to and from each party. As a result of the settlement, the Company recognized $7.4 million of previously deferred revenue and reversed $15.1 million in expenses in 2003 that had been previously recorded because of uncertainties created by the bankruptcy process. In addition, both parties agreed on a claim related to MCI’s rejection of certain contracts. In 2003, the Company monetized and recognized as revenue this claim by selling it to a third party for approximately $6.9 million in cash. The balance of these disputes and claims were resolved in the first quarter of 2004, resulting in recognition of $2.3 million in previously deferred revenue and a reduction of $0.4 million of expense. No customer accounted for 10% or more of total revenue in 2004, 2003, or 2002.

Income Taxes

As of December 31, 2004, the Company has recorded a deferred tax asset of $58.8 million, net of a valuation allowance of $233.3 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased due to the accretion of the liability and the recording of additional asset retirement obligations as they occur, and was $7.5 million and $6.5 million as of December 31, 2004 and 2003, respectively. The pro forma effects of the application of SFAS 143 as if the statement had been in effect in earlier periods are presented below:

	Year Ended December 31,
	2004	2003	2002
	(amounts in thousands, except share amounts)
Actual loss, as reported	$(133,037)	(89,336)	(366,035)
Add back cumulative effect of change in accounting principle	—	2,965	—
Less depreciation and accretion expense	—	—	(904)

Pro forma loss	$(133,037)	(86,371)	(366,939)

Pro forma loss per share	$(1.15)	(0.75)	(3.20)

The pro forma asset retirement obligation as if SFAS 143 had been in effect in earlier periods is $5.9 million as of December 31, 2002.

Segment Reporting

As of December 31, 2004, the Company operated in 44 service areas. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each of the service areas offers the same services, has similar customers and networks, and are regulated by the same type of authorities, and are managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one reportable line of business.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Potential common shares related to stock options were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Options to purchase 19.2 million, 18.6 million and 17.4 million shares of the Company’s Class A common stock outstanding at December 31, 2004, 2003, and 2002, respectively, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1% in 2004 and 2003 and 3.0% in 2002, respectively; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.14, 1.20, and 1.26, as of December 31, 2004, 2003, and 2002, respectively; and a weighted-average expected life of the option of five years during each period.

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

The weighted-average fair value of options granted during 2004, 2003, and 2002 was $4.78, $6.06, and $2.14, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Years ended December 31,
	2004	2003	2002
	(amounts in thousands, except per share amounts)
Net loss	$(133,037)	(89,336)	(366,035)
Expense calculated under APB 25	—	438	525
Expense calculated under SFAS 123	(36,303)	(58,390)	(68,490)

Pro forma net loss	$(169,340)	(147,288)	(434,000)

Pro forma basic and diluted loss per share	$(1.46)	(1.28)	(3.78)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments, (“SFAS 123R”). The statement is effective for the Company as of July 1, 2005. The statement requires recognition of compensation cost in financial statements for all share-based payments (including employee stock options) at fair value. SFAS 123R applies to all future grants, as well as the unamortized expense as of June 30, 2005 related to existing grants. As of December 31, 2004, the Company had approximately $20 million of unamortized expense related to existing stock option grants that will be recognized over the remaining vesting period of up to 4 years, beginning in the 3rd fiscal quarter of 2005.

The Company is currently evaluating its total compensation strategy, including the use of stock-based compensation. The Company may choose to employ compensation vehicles other than stock options in the future as part of its overall strategy. The Company’s stock option expense under SFAS 123 as disclosed in the pro-forma disclosure has a significant pro-forma impact to its results of operations and has been impacted by the high volatility of the Company’s stock price. The Company cannot yet quantify the impact SFAS 123R will have to its results of operations in the future since this will depend on the Company’s equity compensation strategy, number of shares granted and the volatility of its stock price.

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

Reclassifications

Certain prior year amounts have been reclassified for comparability with the 2004 presentation.

2.    Investments

The Company’s investments portfolio includes shares of money market mutual funds and corporate and municipal debt securities. All of the Company’s investments are categorized as “held-to-maturity” and carried at amortized cost.

Investments are summarized as follows:

	December 31,
	2004	2003
	(amounts in thousands)
Cash equivalents:
Shares of money market mutual funds	$7,459	8,712
Corporate and municipal debt securities	119,053	326,684

Total cash equivalents	126,512	335,396
Marketable debt securities—corporate and municipal debt and treasury notes	302,454	125,561

Total marketable debt securities	$428,966	460,957

The estimated fair value of the marketable debt securities is not materially different from the amortized cost.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt

See Note 11 for a discussion of subsequent financing activities. The information presented below is as of December 31, 2004.

	December 31,
	2004	2003
	(amounts in thousands)
9 3/4% Senior Notes due 2008	$400,000	400,000
10 1/8% Senior Notes due 2011	400,000	400,000
Second Priority Senior Secured Floating Rate Notes due 2011	240,000	—
9 1/4% Senior Notes due 2014	200,000	—
Credit facility	—	396,000

Total Long-term debt	$1,240,000	1,196,000

The schedule of principal payments on long-term debt as of December 31, 2004 is as follows (amounts in thousands):

2005	$—
2006	—
2007	—
2008	400,000
2009	—
Thereafter	840,000

Total payments	$1,240,000

In conjunction with an amendment to its Credit Facility in 2002, the Company increased its borrowings under the Credit Facility to a total of $420 million by drawing down the $220 million in senior delayed draw loan facilities that would have expired January 10, 2003, and repaying $50 million of the $250 million term loan B. In connection with the reduction in total amount of borrowings available under the Credit Facility, the Company recorded a $2.0 million impairment of deferred financing costs as a component of interest expense.

The $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. Interest expense, including amortization of deferred debt issue costs relating to the 9 3/4% Senior Notes, totaled approximately $40.1 million for the year ended December 31, 2004 and $40.2 million for each of the years ended December 31, 2003 and 2002. At December 31, 2004, the fair market value of the $400 million of 9 3/4% Senior Notes was approximately $406 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $41.7 million, $41.1 million and $41.7 million for 2004, 2003, and 2002, respectively. At December 31, 2004, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $390 million. These notes have not been listed on any securities exchange or

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2003, the Company’s wholly owned subsidiary Time Warner Telecom Holdings, Inc. (“Holdings”) maintained a senior secured credit facility with lender commitments of $800 million, of which $420 million had been drawn and $396 million was outstanding. Interest expense, including commitment fees and amortization and write-off of deferred debt issue costs, relating to the credit facility totaled approximately $11.8 million and $21.7 million for 2004 and 2003, respectively. On February 20, 2004, Holdings issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under the credit facility, terminated the facility, and entered into a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn. Significant terms and components of the financing are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by the Company and its and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of December 31, 2004, the rate was 6.29% and interest expense including amortization of deferred debt issuance costs was $12.1 million for the year ended December 31, 2004, including amortization of deferred debt issuance costs relating to the 2011 Notes. At December 31, 2004, the fair market value of the $240 million of 2011 Notes was approximately $242 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. Interest is payable semi-annually on February 15 and August 15. The notes are guaranteed by the Company and its and Holdings’ subsidiaries. Interest expense including amortization of deferred debt issuance costs relating to the 2014 Notes was $16.4 million for the year ended December 31, 2004. At December 31, 2004, the fair market value of the $200 million of 2014 Notes was approximately $203 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or April 14, 2008 if the 9 3/4% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2 1/4% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $1.1 million for the year ended December 31, 2004, including $415,000 of expense related to the terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2004, the Company was in compliance with all of its covenants.

4.    Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks LLC (“Bright House”), an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $2.6 million, $4.0 million, and $3.1 million in 2004, 2003, and 2002, respectively, and entered into a capital lease agreement of $1.5 million during the second quarter of 2004. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of December 31, 2004, the Company’s property, plant, and equipment included $188.1 million in licenses of fiber capacity pursuant to the agreements.

Under the licensing arrangement, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $4.7 million, $3.7 million, and $3.0 million in 2004, 2003, and 2002, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $2.2 million, $1.9 million and $1.6 million in 2004, 2003, and 2002 respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

In 2002, the Company provided technical expertise to Time Warner Cable in conjunction with certain product development and trial efforts conducted by Time Warner Cable, and received $1.0 million in cost reimbursement from Time Warner Cable for such services. The reimbursement was accounted for as an offset to operating and selling, general, and administrative expenses in 2002.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $19.9 million, $33.4 million, and $31.8 million for 2004, 2003, and 2002, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes

Income tax expense for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
	(amounts in thousands)
Current:
Federal	$—	—	—
State	636	1,021	600

	636	1,021	600
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$636	1,021	600

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to earnings (loss) before income taxes as a result of the following items for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Federal statutory income tax expense (benefit)	(35.0)%	(35.0)%	(35.0)%
State income tax expense (benefit), net of federal income tax expense (benefit)	(5.1)	0.7	(3.4)
Change in valuation allowance	40.3	35.1	38.4
Other	0.3	0.4	0.1

Income tax expense	0.5%	1.2%	0.1%

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
	(amounts in thousands)
Current deferred tax assets (liabilities):
Accrued liabilities	$22,860	27,887
Allowance for doubtful accounts	3,611	9,809
Deferred revenue	10,093	11,439
Other	(8)	(823)
Valuation allowance	(24,046)	(25,898)

Current deferred tax asset net	12,510	22,414

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(75,064)	(95,497)
Unrealized gains	—	(267)
Net operating loss carryforwards	330,545	278,752
Valuation allowance	(209,214)	(146,928)

Non-current deferred tax asset net	46,267	36,060

Net deferred tax asset	$58,777	58,474

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had net operating loss carryforwards, for federal income tax purposes of approximately $856.9 million. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2024.

In 2002, the Company began to establish a valuation allowance for deferred taxes that reduced its net deferred tax asset. The additional allowance recorded was $60.4 million and $32.3 million for 2004 and 2003 respectively. As of December 31, 2004, net deferred tax assets totaled $58.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million. The Company’s treatment of deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

6.    Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Employee Stock Option Plan

The Company maintains an employee stock option plan that reserved 9,027,000 shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2004, approximately 5.6 million shares are reserved for issuance upon exercise of outstanding options and approximately 1.2 million shares are available for grant under the Time Warner Telecom 1998 Employee Stock Option Plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to this option plan.

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains an employee stock plan that reserved 24,500,000 shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2004, approximately 13.6 million shares are reserved for issuance upon exercise of outstanding options and approximately 10.1 million shares are available for grant under the Time Warner Telecom 2000 Employee Stock Plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options.

During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded and was amortized on a straight-line basis over the four-year vesting period. In each of the years ending December 31, 2003 and 2002, stock compensation expense of approximately $438,000, and $525,000, respectively, was recorded for such options and has been reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations. No expense was recognized in 2004 for such options as these options were fully amortized in 2003.

During 2001, the Company granted restricted stock awards aggregating 275,000 shares to certain officers of the Company. Deferred compensation of $4.0 million was recorded and is being amortized on a straight-line

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

basis over the four-year vesting period. In 2004, 2003 and 2002, stock compensation expense of approximately $1.0 million was recorded in each year for such stock awards and is reported as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

During 2002, the Company granted a restricted stock award for 25,000 shares to an officer of the Company. Deferred compensation of $128,000 was recorded and is being amortized on a straight line basis over the four-year vesting period. In 2004, 2003 and 2002, stock compensation expense of approximately $32,000, $32,000, and $18,000, respectively, was recorded for such stock awards and is reported as a component of selling, general, and administrative expense in the accompanying consolidated statements of operations.

During 2004, the Company granted a performance contingent restricted stock award for 95,000 shares to certain officers of the Company. In 2004, stock compensation expense of approximately $120,000 was recorded for such stock awards and is reported as a component of selling, general, and administrative expense in the accompanying consolidated statements of operations.

The table below summarizes the Company’s stock option activity and related information for the years ended December 31, 2004, 2003, and 2002.

	2004		2003		2002
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Options outstanding at beginning of year	18,634,561	$20.34	17,368,223	$22.91	14,369,786	$32.16
Granted	2,442,168	5.87	2,658,154	7.30	5,069,566	2.51
Exercised	(229,816)	2.98	(214,489)	3.76	(9,940)	11.93
Forfeited	(1,623,291)	19.03	(1,177,327)	31.92	(2,061,189)	37.21

Options outstanding at end of year	19,223,622	18.75	18,634,561	20.34	17,368,223	22.91

Exercisable at end of year	12,870,733	24.87	10,462,684	27.66	7,160,686	29.46

Exercise prices for options outstanding and exercisable as of December 31, 2004, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$ 0.76—1.99	3,388,467	7.87	$1.84	1,735,251	$1.84
2.03—7.25	4,387,490	8.56	5.37	1,277,042	5.45
7.32—12.00	4,032,148	4.96	11.24	3,009,897	11.70
12.17—27.00	2,348,740	6.69	16.26	1,841,781	16.51
27.18—87.00	5,066,777	5.40	48.79	5,006,762	48.80

	19,223,622	6.62	18.75	12,870,733	24.87

7.    Commitments and Contingencies

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2005	$2,541	27,547	3,387
2006	2,507	24,619	3,387
2007	1,079	21,790	3,387
2008	1,079	19,784	3,387
2009	1,079	18,107	3,387
Thereafter	9,975	94,617	51,345

Total minimum lease payments	$18,260	206,464	68,280

Less amount representing interest	7,676

Present value of obligations under capital leases	10,584
Less current portion of obligations under capital leases	1,387

Obligations under capital leases, excluding current portion	$9,197

As of December 31, 2004 and 2003, assets under capital lease obligations, which primarily consist of fiber optic network components, were $12.5 million and $16.6 million, respectively, with related accumulated depreciation of $4.3 million and $9.4 million, respectively. Depreciation expense related to assets under capital lease obligations were $1.6 million, $2.0 million, and $4.4 million in 2004, 2003, and 2002, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 10.6%. Rental expense under operating leases aggregated $34.4 million, $34.1 million, and $33.6 million for 2004, 2003, and 2002, respectively.

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Management routinely reviews the Company’s exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount of the loss can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities, and actual results could vary from the estimates.

8.    Employee Benefit Plans

Effective January 1, 1999, the Company adopted the Time Warner Telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. Contributions to the 401(k) Plan aggregated $6.4 million, $5.8 million, and $6.5 million for 2004, 2003 and 2002, respectively.

Effective January 1, 2000, the Company adopted the Time Warner Telecom 2000 Qualified Stock Purchase Plan (the “2000 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s Class A common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company was authorized to issue a total of 750,000 shares of the Company’s Class A common stock over a period of five years to participants in the 2000 Stock Purchase Plan. As of December 31, 2004, 2003 and 2002, the Company had issued 200,000, 150,000, and 166,576 shares of Class A common stock under the 2000 Stock Purchase Plan for net proceeds of $963,000, $285,000 and $222,000, respectively. The remaining 42,275 shares authorized for the 2000 Stock Purchase Plan but unissued expired on September 30, 2004.

Effective October 1, 2004, the Company adopted the Time Warner Telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). This plan is similar to the 2000 Stock Purchase Plan with respect to eligibility and the purchase price for semi-annual purchases. The Company is authorized to issue a total of 600,000 shares of the Company’s Class A common stock over a period of three years to participants in the 2004 Stock Purchase Plan. As of December 31, 2004, no shares had been issued under the 2004 Stock Purchase Plan.

9.    Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2004 and 2003:

	Three Months Ended
	(amounts in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
Year Ended December 31, 2004
Total revenue	$161,649	162,826	160,588	168,024
Operating income (loss)	(4,793)	634	(3,148)	(9,896)
Net loss	(38,831)	(27,158)	(30,903)	(36,145)
Basic and diluted loss per common share	$(0.34)	(0.23)	(0.27)	(0.31)

Year Ended December 31, 2003
Total revenue	$165,013	162,772	172,428	169,378
Operating income (loss)	(5,444)	(4,201)	18,227	(142)
Net loss before cumulative effect of change in accounting principle	(30,384)	(29,001)	(5,658)	(21,328)
Net loss	$(33,349)	(29,001)	(5,658)	(21,328)
Basic and diluted loss per common share before cumulative effect of change in accounting principle	(0.26)	(0.25)	(0.05)	(0.19)

The total net loss per share for the 2004 and 2003 quarters do not equal net loss per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

10.    Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2011, and $200 million principal amount of 9 1/4% Senior Notes due 2014. These notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2004 and 2003, Condensed Consolidating Statements of Operations for the years ended December 31, 2004, 2003, and 2002 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
			(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$152	130,661	(761)	—	130,052
Investments	23,834	278,620	—	—	302,454
Receivables, net	—	66	45,491	—	45,557
Prepaid expenses and other current assets	2,828	7,765	2,495	—	13,088
Deferred income taxes	5,685	6,825	—	—	12,510

Total current assets	32,499	423,937	47,225	—	503,661

Property, plant and equipment, net	—	46,497	1,256,595	—	1,303,092

Deferred income taxes	14,642	31,625	—	—	46,267
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	11,478	13,181	1,136	—	25,795

Total assets	$58,619	515,240	1,331,729	—	1,905,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	1,891	40,613	—	42,504
Other current liabilities	35,241	44,481	159,514	—	239,236
Intercompany payable (receivable)	(1,886,573)	29,672	1,856,901	—	—

Total current liabilities	(1,851,332)	76,044	2,057,028	—	281,740

Losses in subsidiary in excess of investment	742,793	345,438	—	(1,088,231)	—
Long-term debt and capital lease obligations	800,000	440,915	8,282	—	1,249,197
Other long-term liabilities	—	—	7,493	—	7,493
Stockholders’ equity (deficit)	367,158	(347,157)	(741,074)	1,088,231	367,158

Total liabilities and stockholders’ equity (deficit)	$58,619	515,240	1,331,729	—	1,905,588

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	653,087	—	653,087

Costs and expenses:
Operating, selling, general and administrative	—	123,195	316,407	—	439,602
Depreciation, amortization and accretion	—	28,744	201,944	—	230,688
Corporate expense allocation	—	(151,939)	151,939	—	—

Total costs and expenses	—	—	670,290	—	670,290

Operating loss	—	—	(17,203)	—	(17,203)

Interest expense, net	(81,485)	(29,085)	(5,338)	—	(115,908)
Interest expense allocation	80,775	29,085	(109,860)	—	—
Investment gain	710	—	—	—	710

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(132,401)	—	(132,401)
Income tax expense	186	450	—	—	636

Net loss before equity in undistributed losses of subsidiaries	(186)	(450)	(132,401)	—	(133,037)

Equity in undistributed losses of subsidiaries	(132,851)	(64,171)	—	197,022	—

Net loss	$(133,037)	(64,621)	(132,401)	197,022	(133,037)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	669,591	—	669,591

Costs and expenses:
Operating, selling, general and administrative	—	125,072	312,175	—	437,247
Depreciation, amortization and accretion	—	32,563	191,341	—	223,904
Corporate expense allocation	—	(157,635)	157,635	—

Total costs and expenses	—	—	661,151	—	661,151

Operating income	—	—	8,440	—	8,440
Interest expense, net	(80,564)	(13,160)	(4,060)	—	(97,784)
Interest allocation	76,570	13,160	(89,730)	—
Investment losses, net	3,994	—	—	—	3,994

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(85,350)	—	(85,350)
Income tax expense	—	975	46		1,021

Net loss before equity in undistributed losses of subsidiaries and cummulative effect of change in accounting principle	—	(975)	(85,396)	—	(86,371)

Equity in undistributed losses of subsidiaries	(89,336)	(37,998)	—	127,334	—

Net loss before cumulative effect of change in accounting principle	(89,336)	(38,973)	(85,396)	127,334	(86,371)

Cumulative effect of change in accounting principle	—	—	2,965	—	2,965

Net loss	$(89,336)	(38,973)	(88,361)	127,334	(89,336)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002

	Parent Guarantor	Issuer	Combined Subsidiary Guarantor	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	695,574	—	695,574

Costs and expenses:
Operating, selling, general and administrative	—	133,352	373,006	—	506,358
Depreciation and amortization	—	45,510	191,800	—	237,310
Corporate expense allocation	—	(178,862)	178,862	—	—
Impairment of assets	—	—	212,667	—	212,667

Total costs and expenses	—	—	956,335	—	956,335

Operating loss	—	—	(260,761)	—	(260,761)

Interest expense, net	(81,891)	(20,974)	1,431	—	(101,434)
Interest allocation	85,131	20,974	(106,105)	—	—
Investment losses, net	(3,240)	—	—	—	(3,240)

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(365,435)	—	(365,435)
Income tax expense	—	600	—	—	600

Net loss before equity in undistributed losses of subsidiaries	—	(600)	(365,435)	—	(366,035)

Equity in undistributed losses of subsidiaries	(366,035)	(208,649)	—	574,684	—

Net loss	$(366,035)	(209,249)	(365,435)	574,684	(366,035)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(133,037)	(64,621)	(132,401)	197,022	(133,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	28,744	201,944	—	230,688
Intercompany change	(3,360)	(104,837)	305,219	(197,022)	—
Amortization and impairment of deferred debt issue costs	2,391	10,463	—	—	12,854
Investment gains, net	(710)	—	—	—	(710)
Stock based compensation	—	—	1,164	—	1,164
Changes in operating assets and liabilities	131,170	62,379	(217,967)	—	(24,418)

Net cash (used in) provided by operating activities	(3,546)	(67,872)	157,959	—	86,541

Cash flows from investing activities:
Capital expenditures	—	(8,418)	(159,411)	—	(167,829)
Purchases of investments	(37,862)	(509,086)	—	—	(546,948)
Proceeds from maturities of investments	28,200	344,955	—	—	373,155
Other investing activities	752	—	2,100	—	2,852

Net cash used in investing activities	(8,910)	(172,549)	(157,311)	—	(338,770)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	425,858	—	—	425,858
Repayment of debt	—	(396,000)	—	—	(396,000)
Net proceeds from issuance of common stock upon exercise of stock options	686	—	—	—	686
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	963	—	—	—	963
Payment of capital lease obligations	—	(992)	(1,266)	—	(2,258)

Net cash provided by (used in) financing activities	1,649	28,866	(1,266)	—	29,249

Decrease in cash and cash equivalents	(10,807)	(211,555)	(618)	—	(222,980)
Cash and cash equivalents at beginning of year	10,959	342,216	(143)	—	353,032

Cash and cash equivalents at end of year	$152	130,661	(761)	—	130,052

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(89,336)	(38,973)	(88,361)	127,334	(89,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	32,563	191,341	—	223,904
Intercompany change	100,072	3,923	23,339	(127,334)	—
Amortization of deferred debt issue costs	2,392	2,122	—	—	4,514
Cumulative effect of change in accounting principle	—	—	2,965	—	2,965
Investment gains, net	(3,994)	—	—	—	(3,994)
Stock based compensation	—	—	1,481	—	1,481
Changes in operating assets and liabilities, net of the effect of acquisitions	(15,804)	10,612	(10,721)	—	(15,913)

Net cash (used in) provided by operating activities	(6,670)	10,247	120,044	—	123,621

Cash flows from investing activities:
Capital expenditures	—	(14,867)	(114,830)	—	(129,697)
Purchases of investments	(23,295)	(237,213)	—	—	(260,508)
Proceeds from maturities of investments	9,123	125,824	—	—	134,947
Proceeds from sale of assets	4,397	—	176	—	4,573

Net cash used in investing activities	(9,775)	(126,256)	(114,654)	—	(250,685)

Cash flows from financing activities:
Repayment of debt	—	(24,000)	—	—	(24,000)
Net proceeds from issuance of common stock upon exercise of stock options	2,287	—	(1,481)	—	806
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	285	—	—	—	285
Payment of capital lease obligations	—	(32)	(3,423)	—	(3,455)

Net cash provided by (used in) financing activities	2,572	(24,032)	(4,904)	—	(26,364)

(Decrease) increase in cash and cash equivalents	(13,873)	(140,041)	486	—	(153,428)
Cash and cash equivalents at beginning of year	24,832	482,257	(629)	—	506,460

Cash and cash equivalents at end of year	$10,959	342,216	(143)	—	353,032

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(366,035)	(209,249)	(365,435)	574,684	(366,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	45,510	191,800	—	237,310
Intercompany change	347,224	192,324	35,136	(574,684)	—
Amortization and impairment of deferred debt issue costs	2,392	4,134	—	—	6,526
Impairment of assets related to restructure charge	—	—	(694)	—	(694)
Investment losses, net	3,240	—	—	—	3,240
Stock based compensation	—	—	1,595	—	1,595
Impairment of assets	—	—	212,667	—	212,667
Changes in operating assets and liabilities	37,644	(71,863)	1,176	—	(33,043)

Net cash provided by (used in) operating activities	24,465	(39,144)	76,245	—	61,566

Cash flows from investing activities:
Capital expenditures	—	(28,932)	(75,899)	—	(104,831)
Purchases of investments	—	(8,546)	—	—	(8,546)
Proceeds from maturities of investments	—	27,000	—	—	27,000
Proceeds from sale of assets	—	—	2,412	—	2,412

Net cash used in investing activities	—	(10,478)	(73,487)	—	(83,965)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	216,770	—	—	216,770
Repayment of debt	—	(50,000)	—	—	(50,000)
Net proceeds from issuance of common stock upon exercise of stock options	145	—	—	—	145
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	222	—	—	—	222
Payment of capital lease obligations	—	—	(3,878)	—	(3,878)

Net cash provided by (used in) financing activities	367	166,770	(3,878)	—	163,259

Increase (decrease) in cash, cash equivalents, and cash held in escrow	24,832	117,148	(1,120)	—	140,860
Cash and cash equivalents at beginning of year	—	365,109	491	—	365,600

Cash and cash equivalents at end of year	$24,832	482,257	(629)	—	506,460

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Event

On February 9, 2005, the Company’s wholly-owned subsidiary, Time Warner Telecom Holdings Inc. (“Holdings”) issued an additional $200 million in 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and certain of its and Holdings’ subsidiaries, subject to certain limits. Proceeds from the financing will be used for future capital expenditures. Immediately following the financing, the Company called for the redemption of $200 million of its 9 3/4% Senior Notes due July 15, 2008. Approximately $210 million of cash on hand was used to redeem $200 million aggregate principal amount at a redemption price of 103 1/4% plus accrued interest.

TIME WARNER TELECOM LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003, and 2002

	Balance at Beginning Of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$15,011	10,754	(14,350)	11,415

For the Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$21,946	20,605	(27,540)	15,011

For the Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$29,778	32,469	(40,301)	21,946

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
2.3

—Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s current Report on Form 8-K dated September 18, 2000 and dated September 11, 2000).*

3.1	—Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
3.2	—Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*
4.1

—Stockholders’ Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

4.2

—Amendment No. 1 to Stockholders’ Agreement among Time Warner Telecom Inc., Time Warner Companies Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAI Inc., FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and Advance/Newhouse Partnerships (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)*

4.3

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for Second Priority Senior Secured Floating Rate Notes due 2011 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

4.4

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.5

—Indenture between Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-49818))*

4.6

—Indenture between Time Warner Telecom LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner Telecom LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

4.7

—Indenture dated February 9, 2005 between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014.

4.8	—Registration Rights Agreement dated February 9, 2005 among Time Warner Telecom Holding Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc, and Wachovia Capital Markets LLC
4.9

—Registration Rights Agreement dated February 20, 2004 among Time Warner Telecom Holding Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc. and Wachovia Capital Markets Inc. (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)*

10.1	—Lease between Carr America Real Estate Services LLC and Time Warner Telecom Holdings Inc.

Exhibit Number	Description of Exhibit
10.2	—Purchase Agreement dated February 3, 2005 among Time Warner Telecom Holdings Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Wachovia Capital Markets, LLC.
**10.4	—Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
**10.5	—Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)*
**10.6	—Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
**10.7	—Employment Agreement between the Company and Mark D. Hernandez (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)*
**10.8	—Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.9 to the Company’s Annual report on Form 10-K for the year ended December 31, 2002)*
**10.9	—Employment Agreement between the Company and Michael A. Rouleau (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
**10.10	—Employment Agreement between the Company and Julie A. Rich (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
**10.11	—Employment Agreement between the Company and Catherine A. Hemmer (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
**10.12	—Employment Agreement between the Company and Robert W. Gaskins (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
**10.13	—Employment Agreement between the Company and Mark Peters.
10.14	—Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.15	—Trade Name License Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.16	—Amendment No. 2 to Trade Name License Agreement with Time Warner Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.17	—Lease Agreement dated July 22, 1999 between Parkridge One LLC and Time Warner Telecom Holdings Inc.
10.18	—Fifth Amendment to Lease Agreement between CLPF-Parkridge One, L.P. and Time Warner Telecom Holdings Inc.
**10.19	—Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*
10.20

—Revolving Credit Agreement dated as of February 20, 2004 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding Inc., Wachovia Bank, National Association and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

**10.21	—Summary of compensation arrangements for independent directors of Time Warner Telecom Inc.
10.22	—Purchase Agreement dated February 10, 2004 between Time Warner Telecom Holdings Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear Stearns & Co. and Wachovia Capital Markets Inc.
21	—Subsidiaries of the Company
23	—Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	—Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.