Form 10-Q
period 2005-03-31
TIME WARNER TELECOM INC
filed 2005-05-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of April 30, 2005 was:

Time Warner Telecom Inc. Class A common stock — 50,151,180 shares

Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEET

	March 31, 2005	December 31, 2004
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$248,218	130,052
Investments	124,958	302,454
Receivables, less allowances of $10,885 and $11,415, respectively (a)	40,968	45,557
Prepaid expenses	14,804	13,088
Deferred income taxes	11,022	12,510

Total current assets	439,970	503,661

Property, plant, and equipment	2,374,956	2,336,338
Less accumulated depreciation	(1,090,548)	(1,033,246)

	1,284,408	1,303,092

Deferred income taxes	47,755	46,267
Goodwill	26,773	26,773
Other assets, net of accumulated amortization (note 1)	26,296	25,795

Total assets	$1,825,202	1,905,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$34,673	42,504
Deferred revenue	19,967	20,229
Accrued interest	18,246	44,265
Accrued payroll and benefits	21,197	23,209
Other current liabilities	140,532	151,533

Total current liabilities	234,615	281,740

Long-term debt and capital lease obligations (note 2)	1,249,967	1,249,197
Other long-term liabilities	7,671	7,493
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 50,142,568 and 49,868,947 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	502	499
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding as of March 31, 2005 and December 31, 2004	659	659
Additional paid-in capital	1,173,397	1,172,440
Accumulated deficit	(841,609)	(806,440)

Total stockholders’ equity	332,949	367,158

Total liabilities and stockholders’ equity	$1,825,202	1,905,588

(a) Includes receivables resulting from transactions with affiliates (note 3)	$1,680	1,997

(b) Includes payables resulting from transactions with affiliates (note 3)	$9,113	8,844

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$85,648	84,160
Switched services	40,450	38,113
Data and Internet services	36,696	28,424
Intercarrier compensation	8,780	10,952

Total revenue	171,574	161,649

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion
shown separately below)	66,807	64,317
Selling, general, and administrative	44,779	45,312
Depreciation, amortization, and accretion	58,006	56,813

Total costs and expenses	169,592	166,442

Operating income (loss)	1,982	(4,793)
Interest expense	(39,797)	(35,822)
Interest income	2,721	1,319
Investment gain	—	690

Loss before income taxes	(35,094)	(38,606)
Income tax expense	75	225

Net loss	$(35,169)	(38,831)

Net loss per common share, basic and diluted	$(0.30)	(0.34)

Weighted average shares outstanding, basic and diluted	115,871	115,515

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,315	5,613

Operating expenses	$1,376	1,050

Selling, general, and administrative	$882	590

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(35,169)	(38,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	58,006	56,813
Stock-based compensation	198	293
Deferred debt issue and extinguishment costs	9,699	9,437
Gain on investments	—	(690)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	1,873	1,545
Accounts payable, deferred revenue, and other current liabilities	(47,880)	(36,525)

Net cash used in operating activities	(13,273)	(7,958)

Cash flows from investing activities:
Capital expenditures	(37,810)	(29,050)
Purchases of investments	(8,931)	(84,889)
Proceeds from maturities of investments	187,400	66,985
Other investing activities	143	1,385

Net cash provided by (used in) investing activities	140,802	(45,569)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	424	594
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	338	555
Net proceeds from issuance of debt	196,778	426,443
Payment of capital lease obligations	(403)	(508)
Payment of debt obligations	(206,500)	(396,000)

Net cash (used in) provided by financing activities	(9,363)	31,084

Increase (decrease) in cash and cash equivalents	118,166	(22,443)
Cash and cash equivalents at beginning of period	130,052	353,032

Cash and cash equivalents at end of period	$248,218	330,589

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,262	42,506

Cash paid for income taxes	$307	320

Addition of capital lease obligation	$1,520	2,498

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2005

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2005	49,869	$499	65,937	$659	1,172,440	(806,440)	367,158
Net loss and comprehensive loss	—	—	—	—	—	(35,169)	(35,169)
Shares issued for cash in connection with the exercise of stock options	213	2	—	—	422	—	424
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	337	—	338
Forfeiture of restricted stock	(39)
Stock based compensation	—	—	—	—	198	—	198

Balance at March 31, 2005	50,143	$502	65,937	$659	1,173,397	(841,609)	332,949

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

March 31, 2005

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Time Warner and Advance/Newhouse are referred to as the “Class B Stockholders.” Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of March 31, 2005.

Basis of Presentation

The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated and condensed financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Intercompany accounts and transactions have been eliminated in consolidation. Significant accounts and transactions with Class B Stockholders and its affiliates are disclosed as related party transactions.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Investments

Marketable equity securities held by the Company are classified as available-for-sale. Accordingly, marketable equity securities are included in other assets at fair value. Unrealized gains and losses on equity securities classified as available-for-sale are carried, net of taxes, as a component of accumulated other comprehensive income in stockholders’ equity until the investment is sold or considered impaired, at which time the realized gain or loss is included in income. Other equity investments which are not publicly traded and in which the Company’s ownership interest is less than 20% are generally carried at the lower of cost or net realizable value. Realized gains and losses are determined on a specific identification basis. As of December 31, 2004, the Company had sold its remaining marketable equity securities.

Marketable debt securities are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $10.9 million, or 21% of gross receivables, as of March 31, 2005, compared to $11.4 million, or 20% of gross receivables, as of December 31, 2004.

Revenue

The Company’s revenue is derived primarily from business communications services, including dedicated transport, Ethernet, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services. The Company’s customers are principally data and telecommunications-intensive businesses, long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), and governmental entities.

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 2% and 3% of revenue during the three months ended March 31, 2005 and 2004, respectively.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate access rates, and through regulations and regulatory developments these rates have been reduced to parity with the ILEC rates competing in each service area. Switched access is billed in arrears and estimates are used to recognize revenue in the period earned. Switched access revenue represented 3% and 4% of revenue for the three months ended March 31, 2005 and 2004, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 32% and 34% of the Company’s consolidated revenue for the three months ended March 31, 2005 and 2004, respectively. AT&T Corp. and MCI, Inc. are two of the Company’s largest customers at 8% and 4% of revenue, respectively, for the quarter ended March 31, 2005. The announced merger of AT&T Corp. and SBC Communications Inc. and the Verizon Communications purchase of MCI Inc., if consummated, may result in AT&T buying less local transport services from the Company in SBC’s service area in the long term, and MCI buying less local transport services from the Company in Verizon’s service area. No customer accounted for 10% or more of total revenue in the three months ended March 31, 2005 or 2004.

Income Taxes

As of March 31, 2005, the Company has recorded a deferred tax asset of $58.8 million, net of a valuation allowance of $247 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies and therefore has established a valuation allowance.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

In conjunction with the adoption of SFAS 143, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased primarily due to the accretion of the liability and was $7.7 million and $7.5 million as of March 31, 2005 and December 31, 2004, respectively.

Segment Reporting

The Company operates in 44 service areas, and the Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each of the service areas offer similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 service areas to be aggregated, resulting in one line of business.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Options to purchase 19.5 million and 19.4 million shares of the Company’s Class A common stock outstanding at March 31, 2005 and 2004, respectively, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows companies to either expense the estimated fair value of options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclose the pro-forma effect on net income (loss) as if the fair value of the options had been expensed.

To determine the pro-forma effect, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% and 2.8% in the three months ended March 31, 2005 and 2004, respectively; dividend yield of 0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.10 and 1.16 as of March 31, 2005 and 2004, respectively; and a weighted-average expected life of the option of five years during each period.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The weighted-average fair value of options granted was $2.81 and $5.81 for the three months ended March 31, 2005 and 2004, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, under the accounting provisions of SFAS 123, are shown below:

	Three months ended March 31,
	2005	2004
	(amounts in thousands, except per share amounts)
Net loss, as reported	$(35,169)	(38,831)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(4,492)	(11,430)

Pro-forma net loss	$(39,661)	(50,261)

Basic and diluted loss per share, as reported	$(0.30)	(0.34)

Pro-forma loss per share	$(0.34)	(0.44)

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments (“SFAS 123R”). The statement is effective for the Company as of January 1, 2006 and requires recognition of compensation cost in the statement of operations for all share-based payments (including employee stock options) at fair value. SFAS 123R applies to all future grants, as well as the unvested portion of existing grants as of December 31, 2005.

The Company’s stock option expense under SFAS 123, as disclosed above in the pro-forma disclosure, has a significant pro-forma impact on its results of operations and has been impacted by the high volatility of the Company’s stock price. As a result, the Company believes that application of the provisions of SFAS 123R is expected to have a significant impact to reported net income (loss) and earnings (loss) per share.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2005 presentation.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	March 31, 2005	December 31, 2004
	(amounts in thousands)
9 3/4% Senior Notes, due 2008	$200,000	400,000
10 1/8% Senior Notes, due 2011	400,000	400,000
Second Priority Senior Secured Floating Rate Notes, due 2011	240,000	240,000
9¼% Senior Notes, due 2014	400,493	200,000
Capital lease obligations	11,843	10,584

Total obligations	1,252,336	1,250,584
Less current portion of capital lease obligations	2,369	1,387

Total long-term obligations	$1,249,967	1,249,197

As of December 31, 2004, the Company had outstanding $400 million principal amount 9¾% Senior Notes due July 2008 (the “9¾% Senior Notes”). On March 11, 2005, the Company redeemed $200 million of the 9¾% Senior Notes. Interest on the remaining 9¾% Senior Notes is payable semi-annually on January 15 and July 15. The 9¾% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest expense, including amortization and write-off of $2.1 million deferred debt issue costs and the premium of $6.5 million paid on the early redemption of $200 million of the 9¾% Senior Notes in March 2005, totaled approximately $17.6 million and $10.1 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the fair market value of the remaining $200 million 9¾% Senior Notes was approximately $198 million.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $10.4 million for each of the three months ended March 31, 2005 and 2004. At March 31, 2005, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $389 million.

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of March 31, 2005, the rate was 6.79% and interest expense including amortization of deferred debt issuance costs was $4.3 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the fair market value of the $240 million of 2011 Notes was approximately $244 million.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9¼% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium, relating to the 2014 Notes was $7.4 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the fair market value the 2014 Notes was approximately $389 million.

None of the above described notes has been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market values are based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The Company has a $150 million revolving credit facility (the “Revolver”) that is fully available on a revolving basis and expires on February 20, 2009, or April 14, 2008, if any 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2¼% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $187,500 for the three months ended March 31, 2005 and $498,000 for the three months ended March 31, 2004, including $415,000 of expense related to a terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

The Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreement for the Revolver contains similar restrictions, as well as certain financial covenants that the Company must comply with if it draws on the facility.

As of March 31, 2005, the Company was in compliance with all of its covenants.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, which manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”.) Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $1.4 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of March 31, 2005, the Company’s property, plant, and equipment included $188.9 million in payments for licenses of fiber capacity pursuant to the capacity license agreements.

Under the licensing arrangement, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $1.4 and $1.1 million for the three months ended March 31, 2005 and 2004, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $882,000 and $590,000 from the Cable Operations for the three months ended March 31, 2005 and 2004, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases spaces from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $4.3 million and $5.6 million for the three months ended March 31, 2005 and 2004, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

4.	Commitments and Contingencies

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

Management routinely reviews the Company’s exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities and actual results could vary significantly from the estimates.

5.	Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $440 million in Senior Notes consisting of $240 million principal amount of 2011 Notes, and $200 million principal amount of 2014 Notes. On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes. These notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions, as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2005 and December 31, 2004, Condensed Consolidating Statements of Operations for the three months ended March 31, 2005 and 2004, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2005 and 2004.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,168	236,636	(3,586)	—	248,218
Investments	8,957	116,001	—	—	124,958
Receivables, net	—	169	40,799	—	40,968
Prepaid expenses and other current assets	2,828	6,150	5,826	—	14,804
Deferred income taxes	5,421	5,601	—	—	11,022

Total current assets	32,374	364,557	43,039	—	439,970

Property, plant and equipment, net	—	45,044	1,239,364	—	1,284,408
Deferred income taxes	14,906	32,849	—	—	47,755
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	8,833	16,328	1,135	—	26,296

Total assets	$56,113	458,778	1,310,311	—	1,825,202

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	(1,154)	35,827	—	34,673
Other current liabilities	11,282	35,941	152,719	—	199,942
Intercompany payable (receivable)	(1,665,382)	(216,715)	1,882,097	—	—

Total current liabilities	(1,654,100)	(181,928)	2,070,643	—	234,615

Losses in subsidiary in excess of investment	777,264	361,651	—	(1,138,915)	—
Long-term debt and capital lease obligations	600,000	641,804	8,163	—	1,249,967
Other long-term liabilities	—	—	7,671	—	7,671
Stockholders’ equity (deficit)	332,949	(362,749)	(776,166)	1,138,915	332,949

Total liabilities and stockholders’ equity (deficit)	$56,113	458,778	1,310,311	—	1,825,202

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	171,574	—	171,574
Costs and expenses:
Operating, selling, general and administrative	—	34,954	76,632	—	111,586
Depreciation, amortization and accretion	—	5,969	52,037	—	58,006
Corporate expense allocation	—	(40,923)	40,923	—	—

Total costs and expenses	—	—	169,592	—	169,592

Operating income	—	—	1,982	—	1,982
Interest expense, net	(27,853)	(7,275)	(1,948)	—	(37,076)
Interest expense allocation	27,853	7,275	(35,128)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(35,094)	—	(35,094)
Income tax expense	75	—	—	—	75

Net loss before equity in undistributed losses of subsidiaries	(75)	—	(35,094)	—	(35,169)
Equity in undistributed losses of subsidiaries	(35,094)	(15,592)	—	50,686	—

Net loss	$(35,169)	(15,592)	(35,094)	50,686	(35,169)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	161,649	—	161,649
Costs and expenses:
Operating, selling, general and administrative	—	32,343	77,286	—	109,629
Depreciation, amortization and accretion	—	7,494	49,319	—	56,813
Corporate expense allocation	—	(39,837)	39,837	—

Total costs and expenses	—	—	166,442	—	166,442

Operating loss	—	—	(4,793)	—	(4,793)
Interest expense, net	(20,392)	(12,645)	(1,466)	—	(34,503)
Interest expense allocation	19,702	12,645	(32,347)	—
Investment losses, net	690		—	—	690

Income (loss) before income taxes and equity in undistributed losses of subsidiaries	—	—	(38,606)	—	(38,606)
Income tax expense	—	225	—	—	225

Net loss before equity in undistributed losses of subsidiaries and cumulative effect of change in accounting principle	—	(225)	(38,606)	—	(38,831)
Equity in undistributed losses of subsidiaries	(38,831)	(16,874)	—	55,705	—

Net loss	$(38,831)	(17,099)	(38,606)	55,705	(38,831)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Quarter Ended March 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(35,169)	(15,592)	$(35,094)	$50,686	(35,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	5,896	52,110	—	58,006
Intercompany change	221,390	(246,387)	75,683	(50,686)	—
Deferred debt issue and extinguishment costs	9,145	554	—	—	9,699
Stock based compensation	—	—	198	—	198
Changes in operating assets and liabilities	10,419	4,506	(60,932)	—	(46,007)

Net cash (used in) provided by operating activities	205,785	(251,023)	31,965	—	(13,273)

Cash flows from investing activities:
Capital expenditures	—	(3,073)	(34,737)	—	(37,810)
Purchases of investments	(8,931)	—	—	—	(8,931)
Proceeds from maturities of investments	23,900	163,500	—	—	187,400
Other investing activities	—	—	143	—	143

Net cash provided by (used in) investing activities	14,969	160,427	(34,594)	—	140,802

Cash flows from financing activities:
Net proceeds from issuance of debt	—	196,778	—	—	196,778
Repayment of debt	(206,500)	—	—	—	(206,500)
Net proceeds from issuance of common stock upon exercise of stock options	424	—	—	—	424
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	338	—	—	—	338
Payment of capital lease obligations	—	(207)	(196)	—	(403)

Net cash provided by (used in) financing activities	(205,738)	196,571	(196)	—	(9,363)

Increase (Decrease) in cash and cash equivalents	15,016	105,975	(2,825)	—	118,166
Cash and cash equivalents at beginning of year	152	130,661	(761)	—	130,052

Cash and cash equivalents at end of year	$15,168	236,636	(3,586)	—	248,218

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(38,831)	(17,099)	(38,606)	55,705	(38,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	7,494	49,319	—	56,813
Intercompany change	54,897	(24,405)	25,213	(55,705)	—
Amortization of deferred debt issue costs	546	8,891	—	—	9,437
Investment gains, net	(690)	—	—	—	(690)
Stock based compensation	—	—	293	—	293
Changes in operating assets and liabilities	(17,728)	(7,098)	(10,154)	—	(34,980)

Net cash provided by (used in) operating activities	(1,806)	(32,217)	26,065	—	(7,958)

Cash flows from investing activities:
Capital expenditures	—	(1,976)	(27,074)	—	(29,050)
Purchases of investments	(8,992)	(75,897)	—	—	(84,889)
Proceeds from maturities of investments	9,200	57,785	—	—	66,985
Other investing activities	726	—	659	—	1,385

Net cash provided by (used in) investing activities	934	(20,088)	(26,415)	—	(45,569)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	426,443	—	—	426,443
Repayment of debt	—	(396,000)	—	—	(396,000)
Net proceeds from issuance of common stock upon exercise of stock options	594	—	—	—	594
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	555	—	—	—	555
Payment of capital lease obligations	—	(193)	(315)	—	(508)

Net cash provided by (used in) financing activities	1,149	30,250	(315)	—	31,084

Increase (Decrease) in cash and cash equivalents	277	(22,055)	(665)	—	(22,443)
Cash and cash equivalents at beginning of period	10,959	342,216	(143)	—	353,032

Cash and cash equivalents at end of period	$11,236	320,161	(808)	—	330,589

TIME WARNER TELECOM INC.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2004.

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, Modified EBITDA trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004 and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer churn, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of our products due to competitive pressures, increases in the price we pay for use of Incumbent Local Exchange Carriers, or “ILECs”, facilities due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading provider of managed network solutions to a wide array of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, telecommunications-intensive businesses, long distance carriers, Internet service providers, wireless communications companies, incumbent local exchange carriers, competitive local exchange carriers, and enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, state, local and federal government entities. We operate in 44 metropolitan markets that have high concentrations of medium- and large-sized businesses.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, collectively, the “Class B Stockholders”. Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of March 31, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

TIME WARNER TELECOM INC.

As of March 31, 2005, our networks spanned 19,850 route miles and contained 928,692 fiber miles. We offered service to 5,281 buildings served entirely by our facilities (on-net) and 14,576 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net). We continue to expand our footprint within our existing markets by expanding our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP based services, security, IP based voice applications, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for the three months ended March 31, 2005, grew 29% compared to the same period in 2004. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Selectively interconnecting our service areas within regional clusters with owned or leased fiber facilities in order to increase our revenue potential and to address our customers’ regional long distance, voice, data, and video requirements; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase network reach to new customers, improve operational efficiencies and preserve our liquidity.

Revenue and Expense Trends

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2004 and 2005 breaks down as follows:

	For the Three Months Ended
	2004				2005
	March 31,	June 30,	September 30,	December 31,	March 31,
	(dollars in millions)
Enterprise / End Users	$78.9	81.6	83.9	88.9	91.4
Carrier	66.2	66.1	63.8	66.0	67.1
Related Parties	5.6	5.1	4.6	4.6	4.3
Intercarrier Compensation	10.9	10.0	8.3	8.5	8.8

Total Revenue	$161.6	162.8	160.6	168.0	171.6

TIME WARNER TELECOM INC.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet and IP-based product bundling as well as network expansion. Enterprise revenue represented 53% of our total revenue in the first quarter of 2005 as compared to 49% for the same period in 2004. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to increase the rate of revenue growth from enterprise customers will in part depend upon the success of new initiatives we have implemented to improve customer retention and the success of new product offerings targeted at enterprise customers.

Carrier Customer Revenue

Revenue from carrier customers which had been declining over the past two years, has been more stable in the recent quarters. Carrier revenue represented 39% of our total revenue in the first quarter of 2005 as compared to 40% for the same period in 2004. We continue to experience service disconnections from carriers and Internet Service Providers, or ISP’s, and expect an increase in disconnections related to wireless industry consolidation. In some cases we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide dedicated transport services, switched services and data and Internet services to affiliates of our Class B Stockholders including Time Warner Cable, Time Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that we believe result in reasonable arm’s-length terms. Related party revenue declined slightly in the first quarter of 2005 as compared to the same quarter last year, due to the transfer of services from our transport network to networks owned by certain affiliates of Time Warner Inc. Revenue from related parties represented approximately 3% of our total revenue in the first three months of 2005 and 2004. Related party revenue is disclosed in Note 1 to “Statements of Operations Data” in Results of Operations. We expect that revenue from some affiliates of Time Warner Inc. will decline in the future as they use more of their own network facilities.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a Local Exchange Carrier, or LEC, for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission, or FCC, ruling reduced rates over a three-year period and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 2% and 3% of revenue for the three months ended March 31, 2005 and 2004, respectively. The FCC indicated that it intends to commence further rulemaking proceeding on intercarrier compensation that we do not expect will result in an order until later in 2005. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. The FCC regulates interstate access rates and through regulations and regulatory developments, these rates have come down to parity with ILEC rates competing in each of our service areas. As a result, our switched access revenues have declined. The FCC is

TIME WARNER TELECOM INC.

considering further changes to the access rate regime that could result in a further reduction or elimination of access charges. Therefore, we expect that switched access revenue will continue to decline as percentage of revenue; however, we are unable to predict the extent of any such decline. Switched access revenue represented 3% and 4% of total revenue for the three months ended March 31, 2005 and 2004, respectively.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to Voice over IP, or VoIP, traffic that originates and terminates in different local service areas and whether it is subject to local access charges, which are significantly higher than the reciprocal compensation rates currently charged. The FCC is considering, but has not yet resolved, this issue in several pending proceedings. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic under the belief that IP traffic is subject to reciprocal compensation rather than higher switched access charges. These actions could reduce incrementally our access charge revenue and increase our risk with respect to traffic terminated over local trunks.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services that we buy from them, should no longer be subject to regulation governing price and quality of service. If the FCC were to agree with the ILECs on this issue or if the transmission services we buy from the ILECs were to be otherwise deregulated, in whole or in part, the ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. Significant price increases would put margin pressure on the services we provide to customers on an off-net basis.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects in the first three months of 2005 resulted in the loss of $2.3 million of monthly revenue compared to $2.4 million in the first three months of 2004. While we expect that some customers will continue to disconnect services due to the aforementioned reasons, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired, we may lose a portion of their business, which could be significant. We believe that revenue from a wireless carrier that was recently acquired may decrease significantly in 2005 as a result of the acquisition. This customer accounted for approximately 4% of our revenue for the three months ended March 31, 2005, some portion of which we may lose. The acquisition of MCI by Verizon Communications Inc., if completed, could result in MCI buying less local transport service from us in Verizon’s service area. However, MCI’s purchases from us in Verizon’s service areas accounted for less than 1% of our revenue for the three months ended March 31, 2005. AT&T Corp.’s proposed merger with SBC Communications Inc., if consummated, could result in AT&T buying less local transport service from us in SBC’s service area in the long term, although we do not expect that the merger will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for approximately 4% of our revenue for the three months ended March 31, 2005.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers that may put downward pressure on our prices for existing services upon contract renewals. In particular, we believe that in some of the markets in which we operate, the ILECs are aggressively pricing their business services, which could adversely affect our future revenues and margins.

TIME WARNER TELECOM INC.

Other Expense Trends

To increase our operating margins, we have undertaken several costs reduction measures including network grooming and pricing optimization measures to reduce the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies and stricter credit policies that have improved the quality of our customer base and lowered bad debt expenses. If our revenue declines in the future, we cannot predict whether continued cost management will be sufficient to maintain current operating margins.

We had no bad debt expense for 2003 and 2004 due to the recovery of expenses previously recorded from the MCI bankruptcy and other settlements. Excluding the impact of the settlements of $15.1 million in 2003 and $2.3 million in 2004, bad debt expense decreased to 2% of revenue for 2003, and less than 1% of revenue for 2004 and the three months ended March 31, 2005, due to successful collection efforts and a reduction in receivable write-offs related to customer bankruptcies. The improved collections experienced in 2003, 2004, and the first three months of 2005 were the results of added controls, including more stringent credit reviews on new and existing customers, collecting deposits on higher risk accounts, and more aggressive collection efforts. Although we have experienced a continued improvement in bad debt expense, there is no assurance this trend will continue.

Related Party Expense

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B Stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House, which is also an affiliate of a Class B Stockholder. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of March 31, 2005, our property, plant, and equipment included $188.9 million in payments for licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B Stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that we believe result in reasonable arm’s- length terms. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations below.

TIME WARNER TELECOM INC.

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

Impairment of Long-lived Assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, requires an assessment of risk associated with our ability to generate sufficient future cash flows from these assets. If we determine that the carrying value of an asset exceeds the future cash flows expected to be generated by that particular asset, we must recognize a charge to write down the value of the asset to its fair value.

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of the 44 markets and our western long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates of market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary. No significant changes have been made to our estimates since December 31, 2004.

Regulatory and Other Contingencies

We are subject to significant government regulation, some of which is in a state of flux due to challenges of existing rules. Such regulation is subject to different interpretations and inconsistent application, and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. No significant changes have been made to our estimates since December 31, 2004.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of NOLs and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we are required to establish a valuation allowance for the amount that may not be realized. At March 31, 2005, our net deferred tax asset after a valuation allowance of $247 million was $58.8 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions represent our best estimates including market growth rates, future pricing, market

TIME WARNER TELECOM INC.

acceptance of our products and services, future expected capital investments and discount rates. No significant changes have been made to our estimates since December 31, 2004.

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. No significant changes have been made to our estimates since December 31, 2004.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2005			2004
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport	$85,648	50%		$84,160	52%
Switched services	40,450	24		38,113	23
Data and Internet services	36,696	21		28,424	18
Intercarrier compensation	8,780	5		10,952	7

Total revenue	171,574	100		161,649	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	66,807	39		64,317	40
Selling, general, and administrative	44,779	26		45,312	28
Depreciation, amortization, and accretion	58,006	34		56,813	35

Total costs and expenses	169,592	99		166,442	103

Operating income (loss)	1,982	1		(4,793)	(3)
Interest expense	(39,797)	(23)		(35,822)	(22)
Interest income	2,721	2		1,319	1
Investment gain, net	—	—		690	—

Loss before income taxes	(35,094)	(20)		(38,606)	(24)
Income tax expense	75	—		225	—

Net loss	$(35,169)	(20)%		$(38,831)	(24)%

Basic and diluted loss per share	$(0.30)			$(0.34)

Weighted average shares outstanding, basic and diluted	115,871			115,515
Modified EBITDA (3)(4)	$59,988	35	%(5)	$52,020	32	%(5)
Net cash used in operating activities	(13,273)			(7,958)
Net cash (used in) provided by investing activities	140,802			(45,569)
Net cash provided by (used in) provided by financing activities	(9,363)			31,084

(1)	Includes revenue resulting from transactions with affiliates of $4.3 million and $5.6 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	Includes expenses resulting from transactions with affiliates of $2.3 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.

TIME WARNER TELECOM INC.

(3)	“Modified EBITDA” is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense, and cumulative effect of change in accounting principle. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. Modified EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our series of senior notes and our Senior Secured Revolving Credit Facility. The definition of EBITDA under our Senior Secured Revolving Credit Facility, and our series of senior notes differs from the definition of Modified EBITDA used in this table because the Senior Secured Revolving Credit Facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(4)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended March
	2005	2004
	(amounts in thousands)
Net loss	$(35,169)	(38,831)
Income tax expense	75	225
Investment gain, net	—	(690)
Interest income	(2,721)	(1,319)
Interest expense	39,797	35,822
Depreciation, amortization, and accretion	58,006	56,813

Modified EBITDA	$59,988	52,020

(5)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Total revenue increased $10.0 million, or 6%, to $171.6 million for the three months ended March 31, 2005, from $161.6 million for the comparable period in 2004. Revenue by product line for the first three months of 2005 compared to the same period of 2004 included a 2%, or $1.5 million, increase in transport revenue due to increased sales to several large carrier customers. Switched service revenue increased 6%, or $2.3 million, due to customer growth. Data and Internet revenue increased 29%, or $8.3 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. Inter-carrier compensation decreased 20%, or $2.2 million, due to mandated and contractual rate reductions and fewer minutes of use due to the loss of certain ISP customers.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as access costs paid to carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses increased $2.5 million, or 4%, to $66.8 million for the three months ended March 31, 2005 as compared to the same period last year. The increase is primarily due to higher maintenance and personnel costs. Operating expenses were 39% of revenue for the three months ended March 31, 2005 as compared to 40% of revenue for the same period in 2004.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses decreased $0.5 million, or 1%, to $44.8 million for the three months ended March 31, 2005, from $45.3 million for the comparable period in 2004. Selling, general, and administrative expenses were 26% and 28% of revenue for the three months ended March 31, 2005 and 2004, respectively. The decrease in selling, general, and administrative expenses primarily resulted from favorable settlements related to transactional tax audits and a decrease in bad debt expense due to the improvement in the collection of receivables. Bad debt expense represented less than 1% of revenue for the three months ended March 31, 2005 and 2004. These decreases were somewhat offset by an increase in property tax expense and increased personnel costs, arising from an increase in commission expense due to an increase in sales as compared to the same period last year.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $1.2 million, to $58.0 million for the three months ended March 31, 2005, from $56.8 million for the comparable period in 2004. The increase is related to the additions to property, plant and equipment during 2004 and 2005 partially offset by the retirement of assets in 2004.

Interest Expense. Interest expense increased $4.0 million to $39.8 million for the three months ended March 31, 2005, from $35.8 million for the comparable period in 2004. The increase in interest expense is primarily due to higher average interest rates and debt balances. This was somewhat offset by a slightly lower write-off of deferred loan costs and other fees that were expensed related to the early redemption of the 9¾% Senior Notes in March 2005 as compared to the write-off of deferred loan costs and other fees that were expensed related to the credit facility that was repaid and terminated in February 2004.

Interest Income. Interest income increased $1.4 million to $2.7 million for the three months ended March 31, 2005, from $1.3 million for the comparable period in 2004. The increase is due to higher effective interest rates earned and higher average daily cash and investment balances.

Net Loss and Modified EBITDA. Net loss decreased $3.7 million to a loss of $35.2 million for the three months ended March 31, 2005, from a net loss of $38.8 million for the comparable period in 2004. The change primarily resulted from increased Modified EBITDA, as described below, offset by higher interest expense and depreciation, amortization and accretion, as described above.

TIME WARNER TELECOM INC.

Modified EBITDA is calculated by excluding the impacts of depreciation, amortization, accretion, interest expense, interest income, investment gains, income tax expense and cumulative effect of change in accounting principle from net loss. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA increased $8.0 million to $60.0 million for the three months ended March 31, 2005, from $52.0 million for the comparable period in 2004. Modified EBITDA margin was 35% for the three months ended March 31, 2005 as compared to 32% for the same period last year. The improvement resulted from increased revenues and lower selling, general and administrative expenses partially offset by higher operating expenses. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or have sufficient operating cash flow to meet our working capital requirements, fund capital expenditures and service our indebtedness.

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

Operations. Cash used in operating activities was $13.3 million for the three months ended March 31, 2005 compared to cash used in operating activities of $8.0 million for the same period in 2004. The increase in cash used primarily related to a decrease in accounts payable, accrued interest, and other current liabilities, partially off set by higher Modified EBITDA.

Investing. Cash provided by investing activities was $140.8 million for the three months ended March 31, 2005 compared to cash used in investing activities of $45.6 million for the same period in 2004. The increase primarily relates to net proceeds from maturities of investments. Our total investments decreased $177.5 million from December 31, 2004 to $125.0 million as of March 31, 2005. Capital expenditures in the first quarter of 2005 were $39.3 million, the majority of which was to expand our networks and to reach new customer buildings, compared to $31.5 million in total capital expenditures in the first quarter of 2004.

Financing. Cash used in financing activities was $9.4 million for the three months ended March 31, 2005 and was primarily related to net cash required to redeem $200 million of 9 3/4% Senior Notes due 2008 and to issue an additional $200 million of 9 ¼% Senior Notes due 2014, as described more fully below.

On February 20, 2004, our wholly owned subsidiary, Time Warner Telecom Holdings Inc. (“Holdings”) issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under Holdings’ Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn, to replace an existing senior secured credit facility. On February 9, 2005, Holdings issued an additional $200 million in 9 1/4% Senior Notes due February 15, 2014, and received net proceeds of $197 million. Significant terms and components of our February 2004 and 2005 financings are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries and the amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of March 31, 2005, the rate was 6.79% and aggregate annual interest payments would be approximately $16.3 million.

TIME WARNER TELECOM INC.

•	The $200 million principal amount of 9¼% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. On February 9, 2005, Holdings issued an additional $200 million in 2014 Notes. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9¼% Senior Notes are approximately $37 million.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2¼% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We are required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver.

•	The $400 million principal amount of 9¾% Senior Notes that we issued in July 1998 are unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9¾% Senior Notes. Interest on the remaining 9¾% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the remaining 9¾% Senior Notes are approximately $20 million. The remaining 9¾% Senior Notes are due on July 15, 2008.

•	The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011.

Our series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at March 31, 2005.

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

TIME WARNER TELECOM INC.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of March 31, 2005. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

In 2005, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditures and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

A lack of revenue growth or an inability to control costs could negatively impact EBITDA and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including further deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunications companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to

TIME WARNER TELECOM INC.

sustain the EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting measures to maintain required EBITDA levels or to enhance liquidity.

The Revolver limits our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver also includes cross default provisions under which we are deemed to be in default under that facility if we default under any of the other material outstanding obligations, such as our four series of Senior Notes. In addition, the lenders may declare a default if a change of voting control occurs as defined in the Revolver agreement. If we do not meet these covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants and we could potentially be subject to an acceleration of the repayment date if we have borrowed under the facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guarantees for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments. Our long-term commitments have not materially changed from those disclosed in our filing on Form 10-K for the year ended December 31, 2004.

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

The following table provides information at March 31, 2005 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates.

Expected Maturity Date 2005
(amounts in thousands)
Assets
Marketable debt securities:
Shares of money market mutual funds	$15,622
Weighted average interest rate	2.5%
Commercial paper, corporate and municipal debt securities	$360,068
Weighted average interest rate	2.5%

At March 31, 2005, the fair values of our fixed rate 9¾% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our Second Priority Senior Secured Floating Rate Notes due 2011, and our fixed rate 9¼% Senior Notes due 2014 were approximately $198 million, $389 million, $244 million, and $389 million, respectively, as compared to a carrying values of $200 million, $400 million, $240 million, and $400 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Based on the $240 million outstanding balance as of March 31, 2005 of our floating rate debt, a one-percent change in the applicable LIBOR rate would change the amount of annual interest paid by $2.4 million. Our interest rates are not linked to changes in ratings of us by public rating agencies.

Item 4.	Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There were no significant changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

TIME WARNER TELECOM INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: May 10, 2005	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

4.1	–	Registration Rights Agreement dated February 9, 2005 among Time Warner Telecom Holdings Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC. (Filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)*

10.1	–	Purchase Agreement dated February 3, 2005 among Time Warner Telecom Holdings Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Wachovia Capital Markets, LLC. (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

31.1	–	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference