Form 10-Q
period 2005-06-30
TIME WARNER TELECOM INC
filed 2005-08-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of July 31, 2005 was:

Time Warner Telecom Inc. Class A common stock — 50,372,424 shares

Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEET

	June 30, 2005	December 31, 2004
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$271,886	130,052
Investments	110,498	302,454
Receivables, less allowances of $10,987 and $11,415, respectively (a)	53,665	45,557
Prepaid expenses	15,555	13,088
Deferred income taxes	11,113	12,510

Total current assets	462,717	503,661

Property, plant, and equipment	2,412,340	2,336,338
Less accumulated depreciation	(1,144,053)	(1,033,246)

	1,268,287	1,303,092

Deferred income taxes	47,664	46,267
Goodwill	26,773	26,773
Other assets, net of accumulated amortization (note 1)	25,425	25,795

Total assets	$1,830,866	1,905,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$33,309	42,504
Deferred revenue	20,261	20,229
Accrued interest	42,929	44,265
Accrued payroll and benefits	29,192	23,209
Other current liabilities	133,494	151,533

Total current liabilities	259,185	281,740

Long-term debt and capital lease obligations (note 2)	1,249,352	1,249,197
Deferred revenue	8,260	—
Other long-term liabilities	7,849	7,493
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 50,230,812 and 49,868,947 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	503	499
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding as of June 30, 2005 and December 31, 2004	659	659
Additional paid-in capital	1,173,865	1,172,440
Accumulated deficit	(868,807)	(806,440)

Total stockholders’ equity	306,220	367,158

Total liabilities and stockholders’ equity	$1,830,866	1,905,588

(a) Includes receivables resulting from transactions with affiliates (note 3)	$1,872	1,997

(b) Includes payables resulting from transactions with affiliates (note 3)	$9,623	8,844

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$85,165	$83,552	$170,813	$167,712
Switched services	40,957	39,321	81,407	77,434
Data and Internet services	39,919	29,908	76,615	58,332
Intercarrier compensation	8,736	10,045	17,516	20,997

Total revenue	174,777	162,826	346,351	324,475

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	66,717	64,221	133,524	128,538
Selling, general, and administrative	49,913	43,381	94,692	88,693
Depreciation, amortization, and accretion	58,672	54,590	116,678	111,403

Total costs and expenses	175,302	162,192	344,894	328,634

Operating income (loss)	(525)	634	1,457	(4,159)
Interest expense	(29,453)	(28,811)	(69,250)	(64,633)
Interest income	2,855	1,224	5,576	2,543
Investment gain	—	20	—	710

Loss before income taxes	(27,123)	(26,933)	(62,217)	(65,539)
Income tax expense	75	225	150	450

Net loss	$(27,198)	$(27,158)	$(62,367)	$(65,989)

Net loss per common share, basic and diluted	$(0.23)	$(0.23)	$(0.54)	$(0.57)

Weighted average shares outstanding, basic and diluted	116,131	115,673	116,002	115,594

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,094	$5,090	$8,409	$10,703

Operating expenses	$1,367	$1,224	$2,743	$2,274

Selling, general, and administrative	$534	$552	$1,416	$1,142

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,367)	$(65,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	116,678	111,403
Stock-based compensation	467	588
Deferred debt issue, extinguishment costs and premium on debt	10,730	10,486
Gain on investments	—	(710)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(12,163)	(3,298)
Accounts payable, deferred revenue, and other current liabilities	(15,047)	(14,573)

Net cash provided by operating activities	38,298	37,907

Cash flows from investing activities:
Capital expenditures	(80,278)	(71,567)
Purchases of investments	(105,331)	(292,628)
Proceeds from maturities of investments	298,850	149,865
Other investing activities	404	1,488

Net cash provided by (used in) investing activities	113,645	(212,842)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	624	622
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	338	555
Net proceeds from issuance of debt	196,600	426,029
Payment of capital lease obligations	(1,171)	(967)
Payment of debt obligations	(206,500)	(396,000)

Net cash (used in) provided by financing activities	(10,109)	30,239

Increase (decrease) in cash and cash equivalents	141,834	(144,696)
Cash and cash equivalents at beginning of period	130,052	353,032

Cash and cash equivalents at end of period	$271,886	$208,336

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,663	$46,344

Cash paid for income taxes	$462	$388

Addition of capital lease obligation	$1,520	$4,004

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2005	49,869	$499	65,937	$659	1,172,440	(806,440)	367,158
Net loss and comprehensive loss	—	—	—	—	—	(62,367)	(62,367)
Shares issued for cash in connection with the exercise of stock options	301	3	—	—	621	—	624
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	337	—	338
Forfeiture of restricted stock	(39)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	467	—	467

Balance at June 30, 2005	50,231	$503	65,937	$659	1,173,865	(868,807)	306,220

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

June 30, 2005

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Time Warner and Advance/Newhouse are referred to as the “Class B Stockholders.” Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of June 30, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of June 30, 2005.

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

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $11.0 million, or 17% of gross receivables, as of June 30, 2005, compared to $11.4 million, or 20% of gross receivables, as of December 31, 2004.

Revenue

The Company’s revenue is derived primarily from business communications services, including dedicated transport, Ethernet, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services. The Company’s customers are principally data and telecommunications-intensive businesses, long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), and enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, federal, state and local government entities.

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

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a dispute is likely, revenue is not recognized until the dispute is resolved.

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 2% and 3% of revenue for the six months ended June 30, 2005 and 2004, respectively.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate access rates, and through regulations and regulatory developments these rates have been reduced to parity with the ILEC rates competing in each service area. Switched access is billed in arrears and estimates are used to recognize revenue in the period earned. Switched access revenue represented 3% and 4% of revenue for the six months ended June 30, 2005 and 2004, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 31% and 33% of the Company’s consolidated revenue for the six months ended June 30, 2005 and 2004, respectively. The announced merger of AT&T Corp. and SBC Communications Inc. and the Verizon Communications purchase of MCI Inc., if consummated, is not expected to significantly change the concentration of the Company’s top 10 customers. The proposed merger of AT&T Corp. and SBC Communications Inc. is not expected to materially affect the Company’s revenue over the next several years, especially in light of an agreement the Company recently completed with SBC that extends the term of AT&T’s revenue commitment to 2010. The proposed merger of Verizon and MCI could result in MCI buying less local transport services from the Company in Verizon’s service area, although MCI’s purchases from the Company in Verizon’s service areas accounted for less than 1% of revenue for the six months ended June 30, 2005. No customer accounted for 10% or more of total revenue for the six months ended June 30, 2005 or 2004.

Income Taxes

As of June 30, 2005, the Company has recorded a deferred tax asset of $58.8 million, net of a valuation allowance of $257.5 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies and therefore has established a valuation allowance.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

The Company’s asset retirement obligation was $7.8 million and $7.5 million as of June 30, 2005 and December 31, 2004, respectively.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Options to purchase 19.3 million and 19.2 million shares of the Company’s Class A common stock outstanding at June 30, 2005 and 2004, respectively, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company follows SFAS No.123, Accounting for Stock-Based Compensation (“SFAS 123”), which allows companies to either expense the estimated fair value of options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclose the pro-forma effect on net income (loss) as if the fair value of the options had been expensed.

To determine the pro-forma effect, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.1% and 2.6% in the six months ended June 30, 2005 and 2004, respectively; dividend yield of 0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.09 and 1.16 as of June 30, 2005 and 2004, respectively; and a weighted-average expected life of the option of five years during each period.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The weighted-average fair value of options granted was $2.94 and $5.47 for the six months ended June 30, 2005 and 2004, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, under the accounting provisions of SFAS 123, are shown below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amounts)
Net loss, as reported	$(27,198)	(27,158)	$(62,367)	(65,989)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(4,048)	(10,791)	$(8,541)	(22,221)

Pro-forma net loss	$(31,246)	(37,949)	$(70,908)	(88,210)

Basic and diluted loss per share, as reported	$(0.23)	(0.23)	$(0.54)	(0.57)

Pro-forma loss per share	$(0.27)	(0.33)	$(0.61)	(0.76)

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

The Company’s stock option expense under SFAS 123, as disclosed above in the pro-forma disclosure, has a significant pro-forma impact on its results of operations and has been impacted by the high volatility of the Company’s stock price. As a result, the Company expects that application of the provisions of SFAS 123R will have a significant impact on reported net income (loss) and earnings (loss) per share.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2005 presentation.

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	June 30, 2005	December 31, 2004
	(amounts in thousands)
9¾% Senior Notes due 2008	$200,000	400,000
10 1/8% Senior Notes due 2011	400,000	400,000
Second Priority Senior Secured Floating Rate Notes due 2011	240,000	240,000
9¼% Senior Notes due 2014	400,479	200,000
Capital lease obligations	11,258	10,584

Total obligations	1,251,737	1,250,584

Less current portion of capital lease obligations	2,385	1,387

Total long-term obligations	$1,249,352	1,249,197

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

As of December 31, 2004, the Company had outstanding $400 million principal amount 9¾% Senior Notes due July 2008 (the “9¾% Senior Notes”). The 9¾% Senior Notes are callable as of July 15, 2005 and 2006 at 101.625% and 100%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9¾% Senior Notes. Interest on the remaining 9¾% Senior Notes is payable semi-annually on January 15 and July 15. The 9¾% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest expense, including amortization and write-off of $2.1 million deferred debt issue costs and the premium of $6.5 million paid on the early redemption of $200 million of the 9¾% Senior Notes in March 2005, totaled approximately $22.6 million and $20.1 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the fair market value of the remaining $200 million 9¾% Senior Notes was at par, or $200 million.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. The 10 1/8% Senior Notes are callable as of July 15, 2006, 2007, 2008 and 2009 at 105.063%, 103.375% 101.688% and 100%, respectively. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $20.8 million for each of the six months ended June 30, 2005 and 2004. At June 30, 2005, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $398 million.

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. In addition, at any time prior to February 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 2011 Notes at a price of 100% plus a premium equal to the applicable interest rate per annum as of the redemption date, with the net proceeds of one or more equity offerings. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of June 30, 2005, the rate was 7.27% and interest expense including amortization of deferred debt issuance costs was $8.8 million and $4.8 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the fair market value of the $240 million of 2011 Notes was near par, or approximately $241 million.

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9¼% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The 2014 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium, relating to the 2014 Notes was $16.9 million and $6.9 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the fair market value of the $400 million of 2014 Notes was approximately $388 million.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The Company has a $150 million revolving credit facility (the “Revolver”) that is fully available on a revolving basis and expires on February 20, 2009, or April 14, 2008 if any 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2¼% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $375,000 for the six months ended June 30, 2005 and $688,000 for the six months ended June 30, 2004, including $415,000 of expense related to a terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

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

As of June 30, 2005, the Company was in compliance with all of its covenants.

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, which manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”.) Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $2.6 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of June 30, 2005, the Company’s property, plant, and equipment included $190.1 million in payments for licenses of fiber capacity pursuant to the capacity license agreements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Under the licensing arrangement, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $2.7 and $2.3 million for the six months ended June 30, 2005 and 2004, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $1.4 and $1.1 million from the Cable Operations for the six months ended June 30, 2005 and 2004, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases spaces from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport services, switched services, and data and Internet services, aggregated $8.4 million and $10.7 million for the six months ended June 30, 2005 and 2004, respectively.

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

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2005 and December 31, 2004, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2005 and 2004, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2005 and 2004.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,399	265,105	(2,618)	—	271,886
Investments	14,909	95,589	—	—	110,498
Receivables, net	—	58	53,607	—	53,665
Prepaid expenses and other current assets	2,828	9,194	3,533	—	15,555
Deferred income taxes	5,788	5,325	—	—	11,113

Total current assets	32,924	375,271	54,522	—	462,717

Property, plant and equipment, net	—	42,050	1,226,237	—	1,268,287
Deferred income taxes	14,539	33,125	—	—	47,664
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	8,389	15,905	1,131	—	25,425

Total assets	$55,852	466,351	1,308,663	—	1,830,866

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	72	33,237	—	33,309
Other current liabilities	26,289	50,597	148,990	—	225,876
Intercompany payable (receivable)	(1,680,576)	(225,101)	1,905,677	—	—

Total current liabilities	(1,654,287)	(174,432)	2,087,904	—	259,185

Losses in subsidiary in excess of investment	803,920	375,350	—	(1,179,270)	—
Long-term debt and capital lease obligations	600,000	641,412	7,940	—	1,249,352
Deferred revenue	—	—	8,260	—	8,260
Other long-term liabilities	—	—	7,849	—	7,849
Stockholders’ equity (deficit)	306,219	(375,979)	(803,290)	1,179,270	306,220

Total liabilities and stockholders’ equity (deficit)	$55,852	466,351	1,308,663	—	1,830,866

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$174,777	$—	$174,777

Costs and expenses:
Operating, selling, general and administrative	—	34,933	81,697	—	116,630
Depreciation, amortization and accretion	—	6,318	52,354	—	58,672
Corporate expense allocation	—	(41,251)	41,251	—	—

Total costs and expenses	—	—	175,302	—	175,302

Operating loss	—	—	(525)	—	(525)

Interest expense, net	(15,287)	(9,322)	(1,989)	—	(26,598)
Interest expense allocation	15,287	9,322	(24,609)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(27,123)	—	(27,123)
Income tax expense	75	—	—	—	75

Net loss before equity in undistributed losses of subsidiaries	(75)	—	(27,123)	—	(27,198)

Equity in undistributed losses of subsidiaries	(27,123)	(13,230)	—	40,353	—

Net loss	$(27,198)	(13,230)	(27,123)	40,353	(27,198)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	162,826	—	162,826

Costs and expenses:	—
Operating, selling, general and administrative	—	30,799	76,803	—	107,602
Depreciation, amortization and accretion	—	7,088	47,502	—	54,590
Corporate expense allocation	—	(37,887)	37,887	—

Total costs and expenses	—	—	162,192	—	162,192

Operating income	—	—	634	—	634

Interest expense, net	(20,396)	(4,859)	(2,332)	—	(27,587)
Interest expense allocation	20,376	4,859	(25,235)	—	—
Investment gain	20	—	—	—	20

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(26,933)	—	(26,933)
Income tax expense	—	225	—	—	225

Net loss before equity in undistributed losses of subsidiaries	—	(225)	(26,933)	—	(27,158)

Equity in undistributed losses of subsidiaries	(27,158)	(16,400)	—	43,558	—

Net loss	$(27,158)	(16,625)	(26,933)	43,558	(27,158)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	346,351	—	346,351

Costs and expenses:
Operating, selling, general and administrative	—	69,887	158,329	—	228,216
Depreciation, amortization and accretion	—	12,287	104,391	—	116,678
Corporate expense allocation	—	(82,174)	82,174	—	—

Total costs and expenses	—	—	344,894	—	344,894

Operating income	—	—	1,457	—	1,457

Interest expense, net	(43,140)	(16,597)	(3,937)	—	(63,674)
Interest expense allocation	43,140	16,597	(59,737)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(62,217)	—	(62,217)
Income tax expense	150	—	—	—	150

Net loss before equity in undistributed losses of subsidiaries	(150)	—	(62,217)	—	(62,367)

Equity in undistributed losses of subsidiaries	(62,217)	(28,822)	—	91,039	—

Net loss	$(62,367)	(28,822)	(62,217)	91,039	(62,367)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,367)	(28,822)	$(62,217)	$91,039	(62,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	12,287	104,391	—	116,678
Intercompany change	206,463	(254,773)	139,349	(91,039)	—
Deferred debt issue, extinguishment costs and premium on debt	9,589	1,141	—	—	10,730
Stock based compensation	—	—	467		467
Changes in operating assets and liabilities	51,983	30,668	(109,861)	—	(27,210)

Net cash provided by (used in) operating activities	205,668	(239,499)	72,129	—	38,298

Cash flows from investing activities:
Capital expenditures	—	(6,696)	(73,582)	—	(80,278)
Purchases of investments	(23,783)	(81,548)	—	—	(105,331)
Proceeds from maturities of investments	32,900	265,950	—	—	298,850
Other investing activities	—	226	178	—	404

Net cash provided by (used in) investing activities	9,117	177,932	(73,404)	—	113,645

Cash flows from financing activities:
Net proceeds from issuance of debt	—	196,600	—	—	196,600
Repayment of debt	(206,500)	—	—	—	(206,500)
Net proceeds from issuance of common stock upon exercise of stock options	624	—	—	—	624
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	338	—	—	—	338
Payment of capital lease obligations	—	(589)	(582)	—	(1,171)

Net cash (used in) provided by financing activities	(205,538)	196,011	(582)	—	(10,109)

Increase (decrease) in cash and cash equivalents	9,247	134,444	(1,857)	—	141,834
Cash and cash equivalents at beginning of year	152	130,661	(761)	—	130,052

Cash and cash equivalents at end of year	$9,399	265,105	(2,618)	—	271,886

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

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, growth or stability from particular customer segments, building penetration plans, the affects of consolidation in the telecommunications industry, Modified EBITDA trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004 and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of our products due to competitive pressures, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, collectively, the “Class B Stockholders.” Holders of

TIME WARNER TELECOM INC.

Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of June 30, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

As of June 30, 2005, our networks spanned 20,068 route miles and contained 937,342 fiber miles. We offered service to 5,501 buildings served entirely by our facilities (on-net) and 15,057 buildings through the use of another carrier’s facilities to provide a portion of the link (off- net). We continue to expand our footprint within our existing markets by expanding our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP based services, security, IP based voice applications, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services grew 33% for the three months ended June 30, 2005, compared to the same period in 2004. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Selectively interconnecting our service areas within regional clusters with owned or leased fiber facilities in order to increase our revenue potential and to address our customers’ regional long distance, voice, data, and video requirements; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase network reach to new customers, improve operational efficiencies and preserve our liquidity.

TIME WARNER TELECOM INC.

Revenue and Expense Trends

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2004 and 2005 breaks down as follows:

	For the Three Months Ended
	2004				2005
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	(dollars in millions)
Enterprise / End Users	$78.9	81.6	83.9	88.9	91.4	96.2
Carrier	66.2	66.1	63.8	66.0	67.1	65.8
Related Parties	5.6	5.1	4.6	4.6	4.3	4.1
Intercarrier Compensation	10.9	10.0	8.3	8.5	8.8	8.7

Total Revenue	$161.6	162.8	160.6	168.0	171.6	174.8

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet and IP-based product bundling as well as network expansion. Revenue from our enterprise customer base grew 18% as compared to the second quarter of 2004, and represented 55% of our total revenue in the second quarter of 2005 as compared to 50% for the same period in 2004. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to increase the rate of revenue growth from enterprise customers will in part depend upon the success of new initiatives we have implemented to improve customer retention and the success of new product offerings targeted at enterprise customers. In some cases we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers, which had been declining over the past two years, has been relatively stable in the recent quarters. Carrier revenue represented 38% of our total revenue in the second quarter of 2005 as compared to 41% for the same period in 2004. We continue to experience service disconnections from carriers and Internet Service Providers, or ISPs, and expect an increase in disconnections related to wireless industry consolidation, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide dedicated transport services, switched services and data and Internet services to affiliates of our Class B Stockholders including Time Warner Cable, Time Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that we believe result in reasonable arm’s-length terms. Related party revenue declined in the second quarter of 2005 as compared to the same quarter last year, due to the transfer of services from our transport network to networks owned by certain affiliates of Time Warner Inc. Revenue from related parties represented approximately 2% and 3% of our total revenue in the second quarter of 2005 and 2004, respectively. Related party revenue is disclosed in Note 1 to “Statements of Operations Data” in Results of Operations.

TIME WARNER TELECOM INC.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a Local Exchange Carrier, or LEC, for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission, or FCC, ruling reduced rates over a three-year period and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% and 3% of revenue for the quarter ended June 30, 2005 and 2004, respectively. The FCC indicated that it intends to commence further rulemaking proceeding on intercarrier compensation that we do not expect will result in an order until later in 2005. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. The FCC regulates interstate access rates, and through regulations and regulatory developments these rates have come down to parity with ILEC rates competing in each of our service areas. As a result, our switched access revenues have declined. The FCC is considering further changes to the access rate regime that could result in a further reduction or elimination of access charges. Therefore, we expect that switched access revenue will continue to decline as percentage of revenue; however, we are unable to predict the extent of any such decline. Switched access revenue represented 4% and 3% of total revenue for the quarters ended June 30, 2005 and 2004, respectively.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to Voice over Internet Protocol, or VoIP, traffic that originates and terminates in different local service areas and whether it is subject to local access charges, which are significantly higher than the reciprocal compensation rates currently charged. The FCC is considering, but has not yet resolved, this issue in several pending proceedings. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic under the belief that IP traffic is subject to reciprocal compensation rather than higher switched access charges. These actions could reduce incrementally our access charge revenue and increase our risk with respect to traffic terminated over local trunks.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services that we buy from them, should no longer be subject to regulation governing price and quality of service. If the FCC were to agree with the ILECs on this issue or if the transmission services we buy from the ILECs were to be otherwise deregulated, in whole or in part, the ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. Significant price increases would put margin pressure on the services we provide to customers on an off-net basis. The FCC issued new rules on August 5, 2005 relating to the ILECs’ obligation to make DSL lines and certain other facilities available to competitors. However, the text of the ruling was not available as of the filing of this report. As a result, we have not yet been able to determine whether the ruling affects any services we buy from the ILECs. We have negotiated a five-year wholesale service agreement with SBC Communications Inc. under which SBC will supply us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s 13 state local service territory. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. However, we do not yet have similar agreements with other ILECs and could be subject to significant price increases in the special access services we buy from those carriers.

TIME WARNER TELECOM INC.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects in the quarter and six month period ending June 30, 2005 resulted in the loss of $1.8 million and $4.1 million of monthly revenue, respectively, compared to $2.9 million and $5.3 million in the quarter and six month period ending June 30, 2004, respectively. While we expect that some customers will continue to disconnect services due to the aforementioned reasons, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired, we may lose a portion of their business, which could be significant. Revenue from a wireless carrier that was recently acquired is likely to decrease significantly in the future as a result of the acquisition. This customer accounted for approximately 4% of our revenue for the six months ended June 30, 2005, some portion of which we may lose. We do not expect that AT&T Corp.’s proposed merger with SBC Communications Inc., if consummated, will materially affect our revenue over the next several years, especially in light of an agreement we recently completed with SBC that extends the term of AT&T’s revenue commitment to 2010. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the six months ended June 30, 2005. The acquisition of MCI Inc. by Verizon Communications Inc., if completed, could result in MCI buying less local transport service from us in Verizon’s service area. However, MCI’s purchases from us in Verizon’s service areas accounted for less than 1% of our revenue for the six months ended June 30, 2005.

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

Other Expense Trends

To increase our operating margins, we have undertaken several cost reduction measures including network grooming and pricing optimization measures to reduce the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies and stricter credit policies that have improved the quality of our customer base and lowered bad debt expenses. If our revenue declines in the future, we cannot predict whether continued cost management will be sufficient to maintain current operating margins.

We had no bad debt expense for 2003 and 2004 due to the recovery of expenses previously recorded from the MCI bankruptcy and other settlements. Excluding the impact of the settlements of $15.1 million in 2003 and $2.3 million in 2004, bad debt expense decreased to 2% of revenue for 2003, and less than 1% of revenue for 2004 and the six months ended June 30, 2005, due to successful collection efforts and a reduction in receivable write-offs related to customer bankruptcies. The improved collections experienced in 2003 and 2004 were the result of added controls, including more stringent credit reviews on new and existing customers, collecting deposits on higher risk accounts, and more aggressive collection efforts. We continued to benefit from these initiatives during the first six months of 2005 while maintaining aggressive collection efforts. Although we have experienced a continued improvement in bad debt expense, there is no assurance this trend will continue.

Related Party Expense

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B Stockholders, both through access to local rights-of-way and construction cost sharing. We have

TIME WARNER TELECOM INC.

similar arrangements with Bright House, which is also an affiliate of a Class B Stockholder. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of June 30, 2005, our property, plant, and equipment included $190.1 million in payments for licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B Stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that we believe result in reasonable arm’s- length terms. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations below.

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

TIME WARNER TELECOM INC.

of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. No significant changes have been made to our estimates since December 31, 2004.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of NOLs and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we are required to establish a valuation allowance for the amount that may not be realized. At June 30, 2005, our net deferred tax asset after a valuation allowance of $257.5 million was $58.8 million.

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

Revenue and Receivables

Our services are complex and our tariffs and contracts may be correspondingly complex and subject to interpretations causing disputes over billing. In addition, changes in and interpretations of regulatory rulings create uncertainty and may cause disputes over minutes of use, rates or other provisions of our service. As such, we defer recognition of revenue until the dispute is resolved on certain of our components of revenue, including reciprocal compensation and contract termination charges. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,						Six Months Ended June 30,
	2005			2004			2005			2004
	(amounts in thousands, except percentages and per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport	$85,165	49%		$83,552	51%		170,813	49%		167,712	52%
Switched services	40,957	23		39,321	24		81,407	24		77,434	24
Data and Internet services	39,919	23		29,908	18		76,615	22		58,332	18
Intercarrier compensation	8,736	5		10,045	7		17,516	5		20,997	6

Total revenue	174,777	100		162,826	100		346,351	100		324,475	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	66,717	37		64,221	39		133,524	39		128,538	40
Selling, general, and administrative	49,913	29		43,381	27		94,692	27		88,693	27
Depreciation, amortization, and accretion	58,672	34		54,590	34		116,678	34		111,403	34

Total costs and expenses	175,302	100		162,192	100		344,894	100		328,634	101

Operating income (loss)	(525)	—		634	—		1,457	—		(4,159)	(1)
Interest expense	(29,453)	(18)		(28,811)	(18)		(69,250)	(20)		(64,633)	(20)
Interest income	2,855	2		1,224	1		5,576	2		2,543	1
Investment gain	—	—		20	—		—	—		710	—

Loss before income taxes	(27,123)	(16)		(26,933)	(17)		(62,217)	(18)		(65,539)	(20)
Income tax expense	75	—		225	—		150	—		450	—

Net loss	(27,198)	(16)%		(27,158)	(17)%		(62,367)	(18)%		(65,989)	(20)%

Basic and diluted loss per share	$(0.23)			$(0.23)			$(0.54)			$(0.57)

Weighted average shares outstanding, basic and diluted	116,131			115,673			116,002			115,594
Modified EBITDA (3)(4)	$58,147	33	% (5)	$55,224	34	% (5)	118,135	34	% (5)	107,244	33	% (5)
Net cash provided by operating activities	51,571			45,865			38,298			37,907
Net cash (used in) provided by investing activities	(27,157)			(167,275)			113,645			(212,842)
Net cash (used in) provided by financing activities	(746)			(508)			(10,109)			30,239

(1)	Includes revenue resulting from transactions with affiliates of $4.1 million and $5.1 million for the three months ended June 30, 2005 and 2004, respectively, and $8.4, million and $10.7 million for the six months ended June 30, 2005 and 2004, respectively.

(2)	Includes expenses resulting from transactions with affiliates of $1.9 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and $4.2 million and $3.4 million for the six months ended June 30, 2005 and 2004, respectively.

TIME WARNER TELECOM INC.

(3)	“Modified EBITDA” is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense, and cumulative effect of change in accounting principle. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. Modified EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our series of senior notes and our Senior Secured Revolving Credit Facility. The definition of EBITDA under our Senior Secured Revolving Credit Facility, and our series of senior notes differs from the definition of Modified EBITDA used in this table because the Senior Secured Revolving Credit Facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(4)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(amounts in thousands)
Net loss	$(27,198)	$(27,158)	$(62,367)	$(65,989)
Income tax expense	75	225	150	450
Investment gain	—	(20)	—	(710)
Interest income	(2,855)	(1,224)	(5,576)	(2,543)
Interest expense	29,453	28,811	69,250	64,633
Depreciation, amortization and accretion	58,672	54,590	116,678	111,403

Modified EBITDA	$58,147	55,224	$118,135	107,244

(5)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue. Total revenue increased $12.0 million, or 7%, to $174.8 million for the three months ended June 30, 2005, from $162.8 million for the comparable period in 2004. Revenue by product line for the second quarter of 2005 compared to the same period of 2004 included a 2%, or $1.6 million, increase in transport revenue due to increased sales to enterprise customers and several large carrier customers. Switched service revenue increased 4%, or $1.6 million, primarily due to growth in bundled voice product revenue. Data and Internet revenue increased 33%, or $10.0 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. Inter- carrier compensation decreased 13%, or $1.3 million, due to rate reductions and fewer minutes of use.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as access costs paid to carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses increased $2.5 million, or 4%, to $66.7 million for the three months ended June 30, 2005 as compared to the same period last year. The increase is primarily due to revenue growth which resulted in higher direct costs associated with serving our customers, higher maintenance costs to support continued investment in our network and an increase in employee compensation, as compared to the same period last year. These increases were somewhat offset by a reduction in switched access and collocation expenses. Operating expenses were 37% of revenue for the three months ended June 30, 2005 as compared to 39% of revenue for the same period in 2004.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses increased $6.5 million, or 15%, to $49.9 million for the three months ended June 30, 2005, from $43.4 million for the comparable period in 2004. The increase in selling, general, and administrative expenses primarily resulted from higher employee compensation and an increase in employees, which are primarily sales support personnel, and an increase in commission expense due to higher sales and incentive plans as compared to the same period last year. Selling, general, and administrative expenses were 29% and 27% of revenue for the three months ended June 30, 2005 and 2004, respectively.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $4.1 million, to $58.7 million for the three months ended June 30, 2005, from $54.6 million for the comparable period in 2004. The increase is related to the additions to property, plant and equipment during 2004 and 2005 partially offset by the retirement of assets in 2004.

Interest Expense. Interest expense increased $0.7 million to $29.5 million for the three months ended June 30, 2005, from $28.8 million for the comparable period in 2004. The increase in interest expense is primarily due to higher average interest rates.

Interest Income. Interest income increased $1.7 million to $2.9 million for the three months ended June 30, 2005, from $1.2 million for the comparable period in 2004. The increase is due to higher effective interest rates.

Net Loss and Modified EBITDA. Net loss was $27.2 million for each of the three months ended June 30, 2005 and 2004. We experienced an increase in Modified EBITDA, as described below, offset by higher interest expense and depreciation, amortization and accretion, as described above, for the three months ended June 30, 2005.

TIME WARNER TELECOM INC.

Modified EBITDA is calculated by excluding the impacts of depreciation, amortization, accretion, interest expense, interest income, investment gains, income tax expense and cumulative effect of change in accounting principle from net loss. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA increased $2.9 million to $58.1 million for the three months ended June 30, 2005, from $55.2 million for the comparable period in 2004. The improvement resulted from increases in revenue partially offset by corresponding increases in operating expenses and selling, general, and administrative expenses as described above. Modified EBITDA margin was 33% for the three months ended June 30, 2005 as compared to 34% for the same period last year. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or have sufficient operating cash flow to meet our working capital requirements, fund capital expenditures and service our indebtedness.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue. Total revenue increased $21.9 million, or 7%, to $346.4 million for the six months ended June 30, 2005, from $324.5 million for the comparable period in 2004. Revenue by product line for the first six months of 2005 compared to the same period of 2004 included a 2%, or $3.1 million, increase in transport revenue due to increased sales to enterprise customers and several large carrier customers. Switched service revenue increased 5%, or $4.0 million, primarily due to growth in bundled voice product sales. Data and Internet revenue increased 31%, or $18.3 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. Inter-carrier compensation decreased 17%, or $3.5 million, due to mandated and contractual rate reductions and fewer minutes of use.

Operating Expenses. Operating expenses increased $5.0 million, or 4%, to $133.5 million for the six months ended June 30, 2005 as compared to the same period last year. The increase is primarily due to revenue growth which resulted in higher direct costs associated with serving our customers, higher maintenance costs to support continued investment in our network and an increase in employee compensation. These increases were partially offset by a reduction in carrier costs. Operating expenses were 39% of revenue for the six months ended June 30, 2005 as compared to 40% of revenue for the same period in 2004.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $6.0 million, or 7%, to $94.7 million for the six months ended June 30, 2005, from $88.7 million for the comparable period in 2004. The increase in selling, general, and administrative expenses primarily resulted from higher personnel costs arising from higher employee compensation and an increase in employees, which are primarily sales support personnel, and an increase in commission expense due to an increase in sales as compared to the same period last year. These increased costs were somewhat offset by favorable settlements related to transactional tax audits and a decrease in bad debt expense due to the improvement in the collection of receivables. Selling, general, and administrative expenses were 27% of revenue for each of the six months ended June 30, 2005 and 2004.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $5.3 million, to $116.7 million for the six months ended June 30, 2005, from $111.4 million for the comparable period in 2004. The increase is related to the additions to property, plant and equipment during 2004 and 2005 partially offset by the retirement of assets in 2004.

Interest Expense. Interest expense increased $4.7 million to $69.3 million for the six months ended June 30, 2005, from $64.6 million for the comparable period in 2004. The increase in interest expense is primarily due to higher average interest rates and debt balances. This was somewhat offset by a slightly lower write-off of deferred loan costs and other fees that were expensed related to the early redemption of the 9¾% Senior Notes in March 2005 as compared to the write-off of deferred

TIME WARNER TELECOM INC.

loan costs and other fees that were expensed related to the credit facility that was repaid and terminated in February 2004.

Interest Income. Interest income increased $3.1 million to $5.6 million for the six months ended June 30, 2005, from $2.5 million for the comparable period in 2004. The increase is due to higher effective interest rates.

Net Loss and Modified EBITDA. Net loss decreased $3.6 million to a loss of $62.4 million for the six months ended June 30, 2005, from a net loss of $66.0 million for the comparable period in 2004. The change primarily resulted from increased Modified EBITDA, as described below, offset by higher interest expense and depreciation, amortization and accretion, as described above.

Modified EBITDA increased $10.9 million to $118.1 million for the six months ended June 30, 2005, from $107.2 million for the comparable period in 2004. Modified EBITDA margin was 34% for the six months ended June 30, 2005 as compared to 33% for the same period last year. The improvement resulted from increases in revenues partially offset by corresponding increases in operating expenses and selling, general and administrative expenses as described above. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or have sufficient operating cash flow to meet our working capital requirements, fund capital expenditures and service our indebtedness.

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

At June 30, 2005, we had $1.2 billion of long-term debt and $382.4 million of cash and cash equivalents and short-term investments (net debt of $867.0 million, defined as total long-term debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of long-term debt and $432.5 million of cash and cash equivalents and short-term investments (net debt of $816.7 million) at December 31, 2004. The increase in net debt relates primarily to cash used for capital expenditures and cash interest payments, partially offset by cash provided by operating activities resulting from Modified EBITDA and changes in working capital. These components of cash flow are discussed more fully below.

As of June 30, 2005, our working capital ratio (current assets divided by current liabilities) was 1.79.

TIME WARNER TELECOM INC.

Cash Flow Activity

Cash and cash equivalents were $271.9 million and $130.1 million as of June 30, 2005 and December 31, 2004, respectively. In addition, we had investments of $110.5 million and $302.5 million as of June 30, 2005 and December 31, 2004, respectively, that were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Six months ended June 30,
	2005	2004
	(amounts in thousands)
Cash provided by operating activities	$38,298	$37,907
Cash provided by (used in) investing activities	113,645	(212,842)
Cash (used in) provided by financing activities	(10,109)	30,239

Increase (decrease) in cash and cash equivalents	$141,834	$(144,696)

Operations. Cash provided by operating activities was $38.3 million for the six months ended June 30, 2005 compared to cash provided by operating activities of $37.9 million for the same period in 2004. The increase in cash provided by operating activities primarily related to higher Modified EBITDA resulting from higher revenues partially offset by corresponding increases in operating expenses and selling, general and administrative expenses. This increase in cash was partially offset by an increase in accounts receivable and prepaid expenses. Accounts receivable increased primarily due to billings related to several long-term government related contracts. While this caused an increase in accounts receivable as of June 30, 2005, there was not a material impact to cash flow from operations due to a corresponding increase in deferred revenue. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees, among other items.

Investing. Cash provided by investing activities was $113.6 million for the six months ended June 30, 2005 compared to cash used in investing activities of $212.8 million for the same period in 2004. The change primarily relates to net proceeds from maturities of investments as we shifted our funds to cash equivalents in anticipation of upcoming interest payments. Our total investments decreased $192.0 million from December 31, 2004 to $110.5 million as of June 30, 2005 as a result of this shift. Capital expenditures in the six months ended June 30, 2005 were $81.8 million, the majority of which were to expand our networks and to reach new customer buildings, compared to $75.6 million in total capital expenditures in the six months ended June 30, 2004.

Financing. Cash used in financing activities was $10.1 million for the six months ended June 30, 2005 and was primarily related to net cash required to redeem $200 million of 9 ¾% Senior Notes due 2008 and to issue an additional $200 million of 9 ¼% Senior Notes due 2014, as described more fully below.

On February 20, 2004, our wholly owned subsidiary, Time Warner Telecom Holdings Inc. (“Holdings”) issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under Holdings’ Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn, to replace an existing senior secured credit facility. On February 9, 2005, Holdings issued an additional $200 million in 9 ¼% Senior Notes due February 15, 2014, and received net proceeds of $197 million. Significant terms and components of our February 2004 and 2005 financings are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries and the amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of June 30, 2005, the rate was 7.27% and aggregate annual interest payments would be approximately $17.5 million. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. In addition, at any time prior to February 15, 2006, we may redeem up to 35% of the aggregate principal amount of the 2011 Notes at a price of 100% plus a premium equal to the applicable interest rate per annum as of the redemption date, with the net proceeds of one or more equity offerings.

TIME WARNER TELECOM INC.

•	The $200 million principal amount of 9¼% Senior Notes due February 15, 2014 (the “2014 Notes”) that we issued in February 2004 are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. On February 9, 2005, Holdings issued an additional $200 million in 2014 Notes. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9¼% Senior Notes are approximately $37 million. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings.

•	The $150 million Revolver is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9¾% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Euro dollar rate plus 2¼% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We are required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver.

•	The $400 million principal amount of 9¾% Senior Notes that we issued in July 1998 are unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9¾% Senior Notes. Interest on the remaining 9¾% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the remaining 9¾% Senior Notes are approximately $20 million. The remaining 9¾% Senior Notes are due on July 15, 2008. The 9¾% Senior Notes are callable as of July 15, 2005 and 2006 at 101.625% and 100%, respectively.

•	The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011. The 10 1/8% Senior Notes are callable as of July 15, 2006, 2007, 2008 and 2009 at 105.063%, 103.375% 101.688% and 100%, respectively.

Our series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at June 30, 2005.

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

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of June 30, 2005. The diagram does not depict all aspects of

TIME WARNER TELECOM INC.

ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

Capital Expenditures and Requirements

Our total capital expenditures were $81.8 million for the six month period ended June 30, 2005 compared to $75.6 million for the same period in 2004. We incur capital expenditures to develop and expand our network, products and systems. For 2005, we expect capital expenditures to be approximately $175 million. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

Capital Resources

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

TIME WARNER TELECOM INC.

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

The following table provides information at June 30, 2005 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates.

Expected Maturity Date 2005
(amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$13,951
Weighted average interest rate	3.2%
Commercial paper, corporate and municipal debt securities	$366,912
Weighted average interest rate	3.1%

At June 30, 2005, the fair values of our fixed rate 9¾% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our Second Priority Senior Secured Floating Rate Notes due 2011, and our fixed rate 9¼% Senior Notes due 2014 were approximately $200 million, $398 million, $241 million, and $388 million, respectively, as compared to a carrying values of $200 million, $400 million, $240 million, and $400 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Based on the $240 million outstanding balance as of June 30, 2005 of our floating rate debt, a one-percent change in the applicable LIBOR rate would change the amount of annual interest paid by $2.4 million. Our interest rates are not linked to changes in ratings of us by public rating agencies.

Item 4.	Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There were no significant changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders

(i)	The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2006:

		Votes For	Votes Withheld
	Larissa L. Herda	698,145,409	9,437,577
	Richard J. Davies	699,771,045	7,811,941
	Spencer B. Hays	699,394,862	8,188,124
	Robert D. Marcus	699,765,983	7,817,003
	Olaf Olafsson	699,390,074	8,192,912
	George S. Sacerdote	699,595,544	7,987,442
	Theodore H. Schell	705,223,397	2,359,589
	Howard L. Schrott	705,221,625	2,361,361
	Roscoe C. Young, II	705,208,117	2,374,869

(ii)	Ratification of Amended 2000 Employee Stock Plan:

	Votes for	671,307,857
	Votes against	15,720,350
	Abstentions	236,483
	Broker non-votes	20,318,296

(iii)	Ratification of appointment of Ernst & Young LLP to serve as Company's Independent Auditors in 2005:

	Votes for	707,128,366
	Votes against	426,418
	Abstentions	28,202
	Broker non-votes	—

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

TIME WARNER TELECOM INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: August 9, 2005	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1	-	Composite conformed copy of Agreement dated January 1, 2001 between Time Warner Telecom and AT&T Corp., as amended. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Act, as amended.
10.2	-	Services Agreement dated January 1, 2005 among AT&T Corp., SBC Communications Inc. and Time Warner Telecom Holdings Inc. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Act, as amended.
31.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.