Form 10-Q
period 2005-09-30
TIME WARNER TELECOM INC
filed 2005-11-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of October 31, 2005 was:

Time Warner Telecom Inc. Class A common stock — 50,753,740 shares

Time Warner Telecom Inc. Class B common stock — 65,936,658 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEET

	September 30, 2005	December 31, 2004
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$213,010	130,052
Investments	164,049	302,454
Receivables, less allowances of $10,531 and $11,415, respectively (a)	41,067	45,557
Prepaid expenses	15,955	13,088
Deferred income taxes	9,475	12,510

Total current assets	443,556	503,661

Property, plant, and equipment	2,447,573	2,336,338

Less accumulated depreciation	(1,199,789)	(1,033,246)

	1,247,784	1,303,092

Deferred income taxes	49,302	46,267
Goodwill	26,773	26,773
Other assets, net of accumulated amortization (note 1)	24,372	25,795

Total assets	$1,791,787	1,905,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$28,693	42,504
Deferred revenue	21,971	20,229
Accrued interest	18,994	44,265
Accrued payroll and benefits	25,231	23,209
Other current liabilities	139,413	151,533

Total current liabilities	234,302	281,740

Long-term debt and capital lease obligations (note 2)	1,248,897	1,249,197
Deferred revenue	16,433	—
Other long-term liabilities	8,027	7,493
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 50,689,567 and 49,868,947 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	507	499
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding as of September 30, 2005 and December 31, 2004	659	659
Additional paid-in capital	1,175,210	1,172,440
Accumulated deficit	(892,248)	(806,440)

Total stockholders’ equity	284,128	367,158

Total liabilities and stockholders’ equity	$1,791,787	1,905,588

(a) Includes receivables resulting from transactions with affiliates (note 3)	$1,476	1,997

(b) Includes payables resulting from transactions with affiliates (note 3)	$7,007	8,844

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$85,498	$81,175	$256,311	$248,887
Switched services	42,134	39,418	123,541	116,852
Data and Internet services	41,467	31,708	118,082	90,040
Intercarrier compensation	8,758	8,287	26,274	29,284

Total revenue	177,857	160,588	524,208	485,063

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	68,395	65,550	201,919	194,088
Selling, general, and administrative	47,071	43,432	141,763	132,125
Depreciation, amortization, and accretion	59,595	54,754	176,273	166,157

Total costs and expenses	175,061	163,736	519,955	492,370

Operating income (loss)	2,796	(3,148)	4,253	(7,307)
Interest expense	(29,764)	(29,030)	(99,014)	(93,663)
Interest income	3,527	1,350	9,103	3,893
Investment gain	—	—	—	710

Loss before income taxes	(23,441)	(30,828)	(85,658)	(96,367)
Income tax expense	—	75	150	525

Net loss	$(23,441)	$(30,903)	$(85,808)	$(96,892)

Net loss per common share, basic and diluted	$(0.20)	$(0.27)	$(0.74)	$(0.84)

Weighted average shares outstanding, basic and diluted	116,330	115,679	116,112	115,621

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,412	$4,580	$12,821	$15,283

Operating expenses	$1,324	$1,099	$4,067	$3,373

Selling, general, and administrative	$485	$490	$1,901	$1,632

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(85,808)	$(96,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	176,273	166,157
Stock-based compensation	759	876
Deferred debt issue, extinguishment costs and premium on debt	11,768	11,751
Gain on investments	—	(710)
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(905)	(4,596)
Accounts payable, deferred revenue, and other current liabilities	(31,738)	(34,140)

Net cash provided by operating activities	70,349	42,446

Cash flows from investing activities:
Capital expenditures	(119,948)	(118,447)
Purchases of investments	(257,208)	(405,960)
Proceeds from maturities of investments	398,150	268,365
Proceeds from sale of investments	—	752
Other investing activities	1,182	2,144

Net cash provided by (used in) investing activities	22,176	(253,146)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	1,340	647
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	679	963
Net proceeds from issuance of debt	196,554	425,916
Payment of capital lease obligations	(1,640)	(1,357)
Payment of debt obligations	(206,500)	(396,000)

Net cash (used in) provided by financing activities	(9,567)	30,169

Increase (decrease) in cash and cash equivalents	82,958	(180,531)
Cash and cash equivalents at beginning of period	130,052	353,032

Cash and cash equivalents at end of period	$213,010	$172,501

Supplemental disclosures of cash flow information:

Cash paid for interest	$121,019	$99,221

Cash paid for income taxes	$558	$605

Addition of capital lease obligation	$1,520	$4,004

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2005	49,869	$499	65,937	$659	1,172,440	(806,440)	367,158
Net loss and comprehensive loss	—	—	—	—	—	(85,808)	(85,808)
Shares issued for cash in connection with the exercise of stock options	532	5	—	—	1,335	—	1,340
Shares issued for cash in connection with the employee stock purchase plan	201	2	—	—	677	—	679
Forfeiture of restricted stock	(43)	—	—	—	—	—	—
Stock based compensation	131	1	—	—	758	—	759

Balance at September 30, 2005	50,690	$507	65,937	$659	1,175,210	(892,248)	284,128

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

September 30, 2005

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”) and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”). Time Warner and Advance/Newhouse are referred to as the “Class B Stockholders.” Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of September 30, 2005.

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

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $10.5 million, as of September 30, 2005, compared to $11.4 million as of December 31, 2004, which represents 20% of gross receivables in both periods.

Revenue

The Company’s revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services. The Company’s customers are principally communication services companies such as long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), and enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, federal, state and local government entities.

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 2% and 3% of revenue for the nine months ended September 30, 2005 and 2004, respectively.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate access rates, and as a result of regulation the Company’s rates have been reduced to parity with the ILEC rates competing in each service area. Switched access is billed in arrears and estimates are used to recognize revenue in the period earned. Switched access revenue represented 3% of revenue for each of the nine months ended September 30, 2005 and 2004.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 31% and 33% of the Company’s consolidated revenue for the nine months ended September 30, 2005 and 2004, respectively. The announced mergers of AT&T Corp. and SBC Communications Inc. and the Verizon Communications purchase of MCI Inc., when consummated, are not expected to significantly change the concentration of the Company’s top 10 customers. The AT&T/SBC transaction is not expected to materially affect the Company’s revenue over the next several years, especially in light of an agreement the Company recently completed with SBC that extends the term of AT&T’s revenue commitment to 2010. The proposed merger of Verizon and MCI could result in MCI buying less local transport services from the Company in Verizon’s service area, although MCI’s purchases from the Company in Verizon’s service areas accounted for less than 1% of revenue for the nine months ended September 30, 2005. No customer accounted for 10% or more of total revenue for the nine months ended September 30, 2005 or 2004.

Income Taxes

As of September 30, 2005, the Company has recorded a deferred tax asset of $58.8 million, net of a valuation allowance of $266.6 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies and therefore has established a valuation allowance.

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

The Company’s asset retirement obligation was $8.0 million and $7.5 million as of September 30, 2005 and December 31, 2004, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Segment Reporting

The Company operates in 44 markets across the United States, and the Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 markets to be aggregated, resulting in one line of business.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Options to purchase 18.7 million and 19.6 million shares of the Company’s Class A common stock outstanding at September 30, 2005 and 2004, respectively, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

To determine the pro-forma effect, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.1% and 3% in the nine months ended September 30, 2005 and 2004, respectively; dividend yield of 0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.1 as of September 30, 2005 and 2004; and a weighted-average expected life of the option of 4.85 years and 5 years in the nine months ended September 30, 2005 and 2004, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

The weighted-average fair value of options granted was $3.23 and $4.91 for the nine months ended September 30, 2005 and 2004, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, under the accounting provisions of SFAS 123, are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amounts)
Net loss, as reported	$(23,441)	$(30,903)	$(85,808)	(96,892)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(3,599)	(8,078)	$(12,140)	(30,299)

Pro-forma net loss	$(27,040)	(38,981)	$(97,948)	(127,191)

Basic and diluted loss per share, as reported	$(0.20)	(0.27)	$(0.74)	(0.84)

Pro-forma loss per share	$(0.23)	$(0.34)	$(0.84)	(1.10)

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments (“SFAS 123R”). The statement is effective for the Company as of January 1, 2006 and requires recognition of compensation cost in the statement of operations for all share-based payments (including employee stock options) at fair value on the date of grant. SFAS 123R applies to all future grants, as well as the unvested portion of existing grants as of December 31, 2005.

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

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2005 presentation.

2.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized as follows:

	September 30, 2005	December 31, 2004
	(amounts in thousands)
9 3/4% Senior Notes due 2008	$200,000	400,000
10 1/8% Senior Notes due 2011	400,000	400,000
Second Priority Senior Secured Floating Rate Notes due 2011	240,000	240,000
9 1/4% Senior Notes due 2014	400,466	200,000
Capital lease obligations	10,374	10,584

Total obligations	1,250,840	1,250,584
Less current portion of capital lease obligations	1,943	1,387

Total long-term obligations	$1,248,897	1,249,197

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

As of December 31, 2004, the Company had outstanding $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes are callable as of July 15, 2005 and 2006 at 101.625% and 100%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9 3/4% Senior Notes. Interest on the remaining 9 3/4% Senior Notes is payable semi-annually on January 15 and July 15. The 9 3/4% Senior Notes are unsecured, unsubordinated obligations of the Company. Interest expense, including amortization and write-off of $2.1 million deferred debt issue costs and the premium of $6.5 million paid on the early redemption of $200 million of the 9 3/4% Senior Notes in March 2005, totaled approximately $27.6 million and $30.0 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the fair market value of the remaining $200 million 9 3/4% Senior Notes was approximately $203 million.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. The 10 1/8% Senior Notes are callable as of July 15, 2006, 2007, 2008 and 2009 at 105.063%, 103.375%, 101.688% and 100%, respectively. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $31.2 million for each of the nine months ended September 30, 2005 and 2004. At September 30, 2005, the fair market value of the $400 million of 10 1/8% Senior Notes was $412 million.

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. In addition, at any time prior to February 15, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 2011 Notes at a price of 100% plus a premium equal to the applicable interest rate per annum as of the redemption date, with the net proceeds of one or more equity offerings. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of September 30, 2005, the rate was 7.79% and interest expense including amortization of deferred debt issuance costs was $13.6 million and $8.2 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the fair market value of the $240 million of 2011 Notes was approximately $245 million.

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The 2014 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium, relating to the 2014 Notes was $26.3 million and $11.7 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the fair market value of the $400 million of 2014 Notes was $405 million.

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

The Company has a $150 million revolving credit facility (the “Revolver”) that is fully available on a revolving basis and expires on February 20, 2009, or April 14, 2008 if any 9 3/4% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2 1/4% to 3%. If the Revolver were drawn, certain restrictive financial covenants would apply. The Company is required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $568,800 for the nine months ended September 30, 2005 and $880,000 for the nine months ended September 30, 2004, including $415,000 of expense related to a terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations. See Note 6 regarding subsequent events related to the Revolver.

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

As of September 30, 2005, the Company was in compliance with all of its covenants.

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, which manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $4.1 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of September 30, 2005, the Company’s property, plant, and equipment included $190.7 million in payments for licenses of fiber capacity pursuant to the capacity license agreements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

Under the licensing arrangement, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $4.1 and $3.4 million for the nine months ended September 30, 2005 and 2004, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $1.9 and $1.6 million from the Cable Operations for the nine months ended September 30, 2005 and 2004, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport, switched, and data and Internet services, aggregated $12.8 million and $15.3 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2005 and 2004.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,609	209,366	(1,965)	—	213,010
Investments	18,913	145,136	—	—	164,049
Receivables, net	2	48	41,017	—	41,067
Prepaid expenses and other current assets	2,828	9,167	3,960	—	15,955
Deferred income taxes	4,871	4,604	—	—	9,475

Total current assets	32,223	368,321	43,012	—	443,556

Property, plant and equipment, net	—	38,999	1,208,785	—	1,247,784
Deferred income taxes	15,456	33,846	—	—	49,302
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	7,944	15,316	1,112	—	24,372

Total assets	$55,623	456,482	1,279,682	—	1,791,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	(256)	28,949	—	28,693
Other current liabilities	11,218	38,867	155,524	—	205,609
Intercompany payable (receivable)	(1,666,074)	(223,524)	1,889,598	—	—

Total current liabilities	(1,654,856)	(184,913)	2,074,071	—	234,302

Losses in subsidiary in excess of investment	826,351	385,843	—	(1,212,194)	—
Long-term debt and capital lease obligations	600,000	641,014	7,883	—	1,248,897
Deferred revenue	—	—	16,433	—	16,433
Other long-term liabilities	—	—	8,027	—	8,027
Stockholders’ equity (deficit)	284,128	(385,462)	(826,732)	1,212,194	284,128

Total liabilities and stockholders’ equity (deficit)	$55,623	456,482	1,279,682	—	1,791,787

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$177,857	$—	$177,857
Costs and expenses:
Operating, selling, general and administrative	—	32,827	82,639	—	115,466
Depreciation, amortization and accretion	—	5,246	54,349	—	59,595
Corporate expense allocation	—	(38,073)	38,073	—	—

Total costs and expenses	—	—	175,061	—	175,061

Operating income	—	—	2,796	—	2,796
Interest expense, net	(15,228)	(9,039)	(1,970)	—	(26,237)
Interest expense allocation	15,228	9,039	(24,267)	—	—
Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(23,441)	—	(23,441)
Income tax expense	—	—	—	—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(23,441)	—	(23,441)
Equity in undistributed losses of subsidiaries	(23,441)	(9,483)	—	32,924	—

Net loss	$(23,441)	(9,483)	(23,441)	32,924	(23,441)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	524,208	—	524,208
Costs and expenses:
Operating, selling, general and administrative	—	102,714	240,968	—	343,682
Depreciation, amortization and accretion	—	17,533	158,740	—	176,273
Corporate expense allocation	—	(120,247)	120,247	—	—

Total costs and expenses	—	—	519,955	—	519,955

Operating income	—	—	4,253	—	4,253
Interest expense, net	(58,368)	(25,636)	(5,907)	—	(89,911)
Interest expense allocation	58,368	25,636	(84,004)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(85,658)	—	(85,658)
Income tax expense	150	—	—	—	150

Net loss before equity in undistributed losses of subsidiaries	(150)	—	(85,658)	—	(85,808)
Equity in undistributed losses of subsidiaries	(85,658)	(38,305)	—	123,963	—

Net loss	$(85,808)	(38,305)	(85,658)	123,963	(85,808)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(85,808)	(38,305)	(85,658)	$123,963	(85,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	17,533	158,740	—	176,273
Intercompany change	221,257	(253,196)	155,902	(123,963)	—
Deferred debt issue, extinguishment costs and premium on debt	9,887	1,881	—	—	11,768
Stock based compensation	—	—	759		759
Changes in operating assets and liabilities	59,311	28,275	(120,229)	—	(32,643)

Net cash provided by (used in) operating activities	204,647	(243,812)	109,514	—	70,349

Cash flows from investing activities:
Capital expenditures	—	(8,903)	(111,045)	—	(119,948)
Purchases of investments	(42,609)	(214,599)	—	—	(257,208)
Proceeds from maturities of investments	47,900	350,250	—	—	398,150
Other investing activities	—	289	893	—	1,182

Net cash provided by (used in) investing activities	5,291	127,037	(110,152)	—	22,176

Cash flows from financing activities:
Net proceeds from issuance of debt	—	196,554	—	—	196,554
Repayment of debt	(206,500)	—	—	—	(206,500)
Net proceeds from issuance of common stock upon exercise of stock options	1,340	—	—	—	1,340
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	679	—	—	—	679
Payment of capital lease obligations	—	(1,074)	(566)	—	(1,640)

Net cash (used in) provided by financing activities	(204,481)	195,480	(566)	—	(9,567)

Increase (decrease) in cash and cash equivalents	5,457	78,705	(1,204)	—	82,958
Cash and cash equivalents at beginning of period	152	130,661	(761)	—	130,052

Cash and cash equivalents at end of period	$5,609	209,366	(1,965)	—	213,010

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(96,892)	(46,659)	$(96,367)	$143,026	(96,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	22,124	144,033	—	166,157
Intercompany change	108,747	(37,678)	71,957	(143,026)	—
Deferred debt issue, extinguishment costs and premium on debt	1,793	9,958		—	11,751
Investment gains, net	(710)	—	—	—	(710)
Stock based compensation	—	—	876	—	876
Changes in operating assets and liabilities	(21,053)	(5,333)	(12,350)	—	(38,736)

Net cash (used in) provided by operating activities	(8,115)	(57,588)	108,149	—	42,446

Cash flows from investing activities:
Capital expenditures	—	(6,186)	(112,261)	—	(118,447)
Purchases of marketable debt securities	(27,838)	(378,122)	—	—	(405,960)
Proceeds from maturities of marketable debt securities	23,200	245,165	—	—	268,365
Other investing activities	752	—	2,144	—	2,896

Net cash used in investing activities	(3,886)	(139,143)	(110,117)	—	(253,146)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	425,916	—	—	425,916
Repayment of debt	—	(396,000)	—	—	(396,000)
Net proceeds from issuance of common stock upon exercise of stock options	647	—	—	—	647
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	963	—	—	—	963
Payment of capital lease obligations	—	(575)	(782)	—	(1,357)

Net cash provided by (used in) financing activities	1,610	29,341	(782)	—	30,169

Decrease in cash and cash equivalents	(10,391)	(167,390)	(2,750)	—	(180,531)
Cash and cash equivalents at beginning of period	10,959	342,216	(143)	—	353,032

Cash and cash equivalents at end of period	$568	174,826	(2,893)	—	172,501

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - continued

6.	Subsequent Event

On November 3, 2005 Holdings executed a $200 million Term Loan B Facility (the “Term Loan”) to fund future capital expenditures and executed an amendment to its existing Revolver. The Term Loan is currently undrawn and may be drawn at any time prior to December 23, 2005. Significant terms and components of the financing are detailed below:

•	The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Interest is computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and will be payable at least quarterly and reset periodically. Based on the Eurodollar rate and applicable margin at November 3, 2005, the approximate rate was 6.80% and annual aggregate interest payments on $200 million of borrowings would be approximately $13.6 million. Until the Term Loan is drawn, the Company is required to pay a commitment fee of 0.5% per annum on the undrawn commitment amounts.

•	The Revolver, reduced from $150 million to $110 million, is a secured obligation, on a first lien basis of Holdings. The Revolver is fully available on a revolving basis and expires February 20, 2009, or April 14, 2008 if any 9 3/4% Senior Notes remain outstanding on April 14, 2008. The Revolver is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Interest is calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply.

Immediately following the financing, the Company called for redemption the remaining $200 million of its 9  3/4% Senior Notes due July 15, 2008. Approximately $210.9 million of cash on hand will be used to redeem the remaining $200 million aggregate principal amount at a redemption price of 101.625% plus accrued interest.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2004 and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading provider of managed network solutions to a wide array of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, communication services companies such as long distance carriers, Internet service providers, wireless communications companies, incumbent local exchange carriers, competitive local exchange carriers, and enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, state, local and federal government entities. We operate in 44 metropolitan markets that have high concentrations of medium- and large-sized businesses.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, collectively, the “Class B Stockholders.” Holders of

TIME WARNER TELECOM INC.

Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of September 30, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

As of September 30, 2005, our networks spanned 20,442 route miles and contained 958,981 fiber miles. We offered service to 5,752 buildings served entirely by our facilities (on-net), and 15,581 buildings through the use of another carrier’s facilities to provide a portion of the link (off-net). We continue to expand our footprint within our existing markets by expanding our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP based services, security, IP based voice applications, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services grew 31% for the three and nine months ended September 30, 2005, compared to the same periods in 2004. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase network reach to new customers, improve operational efficiencies and preserve our liquidity.

Revenue and Expense Trends

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2004 and 2005 breaks down as follows:

	For the Three Months Ended
	2004				2005
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	(dollars in millions)
Enterprise / End Users	$78.9	81.6	83.9	88.9	91.4	96.2	99.7
Carrier	66.2	66.1	63.8	66.0	67.1	65.8	64.9
Related Parties	5.6	5.1	4.6	4.6	4.3	4.1	4.4
Intercarrier Compensation	10.9	10.0	8.3	8.5	8.8	8.7	8.8

Total Revenue	$161.6	162.8	160.6	168.0	171.6	174.8	177.8

TIME WARNER TELECOM INC.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet as well as network expansion. Revenue from our enterprise customer base grew 19% in the third quarter of 2005 as compared to the third quarter of 2004, and represented 56% of our total revenue in the third quarter of 2005 as compared to 52% for the same period in 2004. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to increase the rate of revenue growth from enterprise customers will in part depend upon the success of initiatives we have implemented to improve customer retention and the success of new product offerings targeted at enterprise customers. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable over the past ten quarters. Carrier revenue represented 37% of our total revenue in the third quarter of 2005 as compared to 40% for the same period in 2004. We continue to experience service disconnections from carriers and Internet Service Providers, or ISPs, and expect an increase in disconnections related to wireless industry consolidation, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide dedicated transport, switched, and data and Internet services to affiliates of our Class B Stockholders including Time Warner Cable, Time Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that we believe result in reasonable arm’s-length terms. Related party revenue declined in the third quarter of 2005 as compared to the same quarter last year, due to the transfer of services from our transport network to networks owned by certain affiliates of Time Warner Inc. Revenue from related parties represented approximately 2% and 3% of our total revenue in the third quarter of 2005 and 2004, respectively. Related party revenue is disclosed in Note 1 to “Statements of Operations Data” in Results of Operations below.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a Local Exchange Carrier, or LEC, for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 Federal Communications Commission, or FCC, ruling reduced rates over a three-year period and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% and 3% of revenue for the quarters ended September 30, 2005 and 2004, respectively. The FCC has commenced further rulemaking proceeding on intercarrier compensation. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

TIME WARNER TELECOM INC.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. The FCC regulates interstate access rates, and through regulations these rates have come down to parity with ILEC rates competing in each of our service areas. As a result, our switched access revenues have declined since 2001. The FCC is considering further changes to the access rate regime that could result in a further reduction or elimination of access charges. While switched access revenue was up slightly as a percentage of revenue for the quarter, we expect that switched access revenue will continue to decline as percentage of revenue over time; however, we are unable to predict the extent of any such decline. Switched access revenue represented 4% and 2% of total revenue for the quarters ended September 30, 2005 and 2004, respectively.

Regulatory uncertainty surrounds the appropriate intercarrier compensation rates applicable to Voice over Internet Protocol, or VoIP, traffic that originates and terminates in different local service areas and whether VoIP traffic is subject to local access charges, which are significantly higher than the reciprocal compensation rates currently charged. The FCC is considering, but has not yet resolved, this issue in several pending proceedings. In the interim, carriers may hand off voice traffic to us or other carriers as IP traffic under the belief that IP traffic is subject to reciprocal compensation rather than higher switched access charges. These actions could reduce incrementally our access charge revenue and increase our risk with respect to traffic terminated over local trunks.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services that we buy from them, should no longer be subject to regulation governing price and quality of service. If the FCC were to agree with the ILECs on this issue or if the transmission services we buy from the ILECs were to be otherwise deregulated, in whole or in part, the ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. Significant price increases would put margin pressure on the services we provide to customers on an off-net basis. The FCC issued new rules on August 5, 2005 relating to the ILECs’ obligation to make DSL lines and certain other facilities available to competitors. We do not expect that these rules will have an impact on the availability of services that we presently buy from ILECs. We have negotiated a five-year wholesale service agreement with SBC Communications Inc. under which SBC will supply us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s 13 state local service territory. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. However, we do not yet have similar agreements with all of the other ILECs and could be subject to significant price increases in the special access services we buy from carriers with whom we have not yet reached wholesale agreements.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects represented 1.1% monthly revenue churn in each of the three and nine month periods ending September 30, compared to 1.7% monthly revenue churn in each of the three and nine month periods ending September 30, 2004. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

TIME WARNER TELECOM INC.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired, we may lose a portion of their business, which could be significant. Revenue from a wireless carrier that was recently acquired is likely to decrease significantly in the future as a result of the acquisition. This customer accounted for approximately 5% of our revenue for the nine months ended September 30, 2005, some portion of which we may lose. We do not expect that AT&T Corp.’s proposed merger with SBC Communications Inc., when consummated, will materially affect our revenue from them over the next several years, especially in light of an agreement we recently completed with SBC that extends the term of AT&T’s revenue commitment to 2010. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the nine months ended September 30, 2005. The acquisition of MCI Inc. by Verizon Communications Inc., if completed, could result in MCI buying less local transport service from us in Verizon’s service area. MCI’s purchases from us in Verizon’s service areas accounted for less than 1% of our revenue for the nine months ended September 30, 2005.

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

We had no bad debt expense for 2003 and 2004 due to the recovery of expenses previously recorded from the MCI bankruptcy and other settlements. Excluding the impact of the settlements of $15.1 million in 2003 and $2.3 million in 2004, bad debt expense decreased to 2% of revenue for 2003, and less than 1% of revenue for 2004 and the nine months ended September 30, 2005, due to successful collection efforts and a reduction in receivable write-offs. The improved collections since 2003 were the result of added controls, including more stringent credit reviews on new and existing customers, collecting deposits on higher risk accounts, and more aggressive collection efforts. Although we have continued to benefit from these initiatives, there is no assurance this trend will continue.

Related Party Expense

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B Stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House Networks, LLC, which is also an affiliate of a Class B Stockholder. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of September 30, 2005, our property, plant, and equipment included $190.7 million in payments for licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these

TIME WARNER TELECOM INC.

items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B Stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that we believe result in reasonable arm’s- length terms. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations below.

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

Impairment of Long-lived Assets

Long-lived assets are tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, requires an assessment of risk associated with our ability to generate sufficient future cash flows from these assets. If we determine that the carrying value of an asset exceeds the future cash flows expected to be generated by that particular asset, we must recognize a charge to write down the value of the asset to its fair value.

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

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of NOLs and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we are required to establish a valuation allowance for the amount that may not be realized. At September 30, 2005, our net deferred tax asset after a valuation allowance of $266.6 million was $58.8 million.

TIME WARNER TELECOM INC.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2005			2004			2005			2004
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$85,498	48%		$81,175	51%		256,311	48%		248,887	51%
Switched services	42,134	24		39,418	24		123,541	24		116,852	24
Data and Internet services	41,467	23		31,708	20		118,082	23		90,040	19
Intercarrier compensation	8,758	5		8,287	5		26,274	5		29,284	6

Total revenue	177,857	100		160,588	100		524,208	100		485,063	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	68,395	38		65,550	41		201,919	38		194,088	40
Selling, general, and administrative	47,071	26		43,432	27		141,763	27		132,125	27
Depreciation, amortization, and accretion	59,595	34		54,754	34		176,273	34		166,157	34

Total costs and expenses	175,061	98		163,736	102		519,955	99		492,370	101

Operating income (loss)	2,796	2		(3,148)	(2)		4,253	1		(7,307)	(1)
Interest expense	(29,764)	(17)		(29,030)	(18)		(99,014)	(19)		(93,663)	(20)
Interest income	3,527	2		1,350	1		9,103	2		3,893	1
Investment gain	—	—		—	—		—	—		710	—

Loss before income taxes and cumulative effect of change in accounting principle	(23,441)	(13)		(30,828)	(19)		(85,658)	(16)		(96,367)	(20)
Income tax expense	—	—		75	—		150	—		525	—

Net loss	$(23,441)	(13)%		$(30,903)	(19)%		(85,808)	(16)%		(96,892)	(20)%

Basic and diluted loss per share	$(0.20)			$(0.27)			$(0.74)			$(0.84)

Weighted average shares outstanding, basic and diluted	116,330			115,679			116,112			115,621
M-EBITDA (3)(4)	$62,391	35	%(5)	$51,606	32	%(5)	180,526	34	%(5)	158,850	33	%(5)
Net cash provided by operating activities	32,051			4,539			70,349			42,446
Net cash (used in) provided by investing activities	(91,469)			(40,304)			22,176			(253,146)
Net cash (used in) provided by financing activities	542			(70)			(9,567)			30,169

(1)	Includes revenue resulting from transactions with affiliates of $4.4 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively, and $12.8 million and $15.3 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Includes expenses resulting from transactions with affiliates of $1.8 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively, and $6.0 million and $5.0 million for the nine months ended September 30, 2005 and 2004, respectively.

TIME WARNER TELECOM INC.

(3)	“Modified EBITDA” or M-EBITDA is defined as net income or loss before depreciation, amortization, accretion, asset impairment charges, interest expense, interest income, investment gains and losses, income tax expense, and cumulative effect of change in accounting principle. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. Modified EBITDA is used internally by our management to assess on-going operations and is a measure used to test compliance with certain covenants of our series of senior notes and our Senior Secured Revolving Credit Facility. The definition of EBITDA under our Senior Secured Revolving Credit Facility, and our series of senior notes differs from the definition of Modified EBITDA used in this table because the Senior Secured Revolving Credit Facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(4)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(amounts in thousands)
Net loss	$(23,441)	$(30,903)	$(85,808)	$(96,892)
Income tax expense	—	75	150	525
Investment gain	—	—	—	(710)
Interest income	(3,527)	(1,350)	(9,103)	(3,893)
Interest expense	29,764	29,030	99,014	93,663
Depreciation, amortization and accretion	59,595	54,754	176,273	166,157

Modified EBITDA	$62,391	51,606	$180,526	158,850

(5)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Total revenue increased $17.3 million, or 11%, to $177.9 million for the three months ended September 30, 2005, from $160.6 million for the comparable period in 2004. Revenue by product line for the third quarter of 2005 compared to the same period of 2004 included a 5%, or $4.3 million, increase in dedicated transport services revenue due to increased sales to enterprise customers and several large carrier customers. Switched service revenue increased 7%, or $2.7 million, primarily due to growth in bundled voice product revenue. Data and Internet revenue increased 31%, or $9.8 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. Intercarrier compensation increased 6%, or $0.5 million, due to the timing of payments.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provision of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as access costs paid to carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses increased $2.8 million, or 4%, to $68.4 million for the three months ended September 30, 2005 as compared to the same period last year. The increase is primarily related to revenue growth which contributed to higher direct costs and rights of way associated with serving our customers. Operating expenses were 38% of revenue for the three months ended September 30, 2005 as compared to 41% of revenue for the same period in 2004.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include costs related to sales and marketing, information technology, billing, regulatory, accounting, finance, and legal functions. Selling, general, and administrative expenses increased $3.7 million, or 8%, to $47.1 million for the three months ended September 30, 2005, from $43.4 million for the comparable period in 2004. The increase in selling, general, and administrative expenses primarily resulted from higher employee compensation from an increase in sales support personnel, an increase in commission expense due to higher sales, and an increase in bad debt expense as compared to the same period last year. Selling, general, and administrative expenses were 26% and 27% of revenue for the three months ended September 30, 2005 and 2004, respectively.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $4.8 million, to $59.6 million for the three months ended September 30, 2005, from $54.8 million for the comparable period in 2004. The increase is related to the additions to property, plant and equipment during 2004 and 2005 partially offset by the retirement of assets in 2004.

Interest Expense. Interest expense increased $0.8 million to $29.8 million for the three months ended September 30, 2005, from $29.0 million for the comparable period in 2004. The increase in interest expense is primarily due to higher average interest rates.

Interest Income. Interest income increased $2.1 million to $3.5 million for the three months ended September 30, 2005, from $1.4 million for the comparable period in 2004. The increase is due to higher average interest rates.

TIME WARNER TELECOM INC.

Net Loss and Modified EBITDA. Net loss was $23.4 and $30.9 million for the three months ended September 30, 2005 and 2004, respectively. We experienced an increase in Modified EBITDA, as described below, offset by higher interest expense and depreciation, amortization and accretion, as described above.

Modified EBITDA is calculated by excluding the impacts of depreciation, amortization, accretion, asset impairment charges, interest expense, interest income, investment gains and losses, income tax expense and cumulative effect of change in accounting principle from net loss. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA increased $10.8 million to $62.4 million for the three months ended September 30, 2005, from $51.6 million for the comparable period in 2004. The improvement resulted from increases in revenue partially offset by corresponding increases in operating expenses and selling, general, and administrative expenses as described above. Modified EBITDA margin was 35% for the three months ended September 30, 2005 as compared to 32% for the same period last year. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or have sufficient operating cash flow to meet our working capital requirements, fund capital expenditures and service our indebtedness.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue. Total revenue increased $39.1 million, or 8%, to $524.2 million for the nine months ended September 30, 2005, from $485.1 million for the comparable period in 2004. Revenue by product line for the first nine months of 2005 compared to the same period of 2004 included a 3%, or $7.4 million, increase in dedicated transport services revenue due to increased sales to enterprise customers and several large carrier customers. Switched service revenue increased 6%, or $6.7 million, primarily due to growth in bundled voice product sales. Data and Internet revenue increased 31%, or $28.0 million, as we continue to grow our enterprise customer base and our Ethernet and IP product sales. Intercarrier compensation decreased 10%, or $3.0 million, due to government-mandated rate reductions and fewer minutes of use.

Operating Expenses. Operating expenses increased $7.8 million, or 4%, to $201.9 million for the nine months ended September 30, 2005 as compared to the same period last year. The increase is primarily due to revenue growth which resulted in higher direct costs and rights of way associated with serving our customers, and higher maintenance costs to support continued investment in our network, and an increase in employee compensation. These increases were partially offset by a reduction in carrier costs and franchise fees. Operating expenses were 38% of revenue for the nine months ended September 30, 2005 as compared to 40% of revenue for the same period in 2004.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $9.7 million, or 7%, to $141.8 million for the nine months ended September 30, 2005, from $132.1 million for the comparable period in 2004. The increase in selling, general, and administrative expenses primarily resulted from higher employee compensation from an increase in sales support personnel, an increase in commission expense due to higher sales, and an increase in bad debt expense as compared to the same period last year. These increased costs were somewhat offset by favorable settlements related to transactional tax audits. Selling, general, and administrative expenses were 27% of revenue for each of the nine months ended September 30, 2005 and 2004.

TIME WARNER TELECOM INC.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $10.1 million, to $176.3 million for the nine months ended September 30, 2005, from $166.2 million for the comparable period in 2004. The increase is related to the additions to property, plant and equipment during 2004 and 2005 partially offset by the retirement of assets in 2004.

Interest Expense. Interest expense increased $5.3 million to $99.0 million for the nine months ended September 30, 2005, from $93.7 million for the comparable period in 2004. The increase in interest expense is primarily due to higher average interest rates and debt balances. This was somewhat offset by slightly lower deferred loan costs and other fees that were expensed related to the early redemption of the 9 3/4% Senior Notes in March 2005 as compared to the deferred loan costs and other fees that were expensed related to the credit facility that was repaid and terminated in February 2004.

Interest Income. Interest income increased $5.2 million to $9.1 million for the nine months ended September 30, 2005, from $3.9 million for the comparable period in 2004. The increase is due to higher average interest rates .

Net Loss and Modified EBITDA. Net loss decreased $11.1 million to a loss of $85.8 million for the nine months ended September 30, 2005, from a net loss of $96.9 million for the comparable period in 2004. The change primarily resulted from increased Modified EBITDA, as described below, offset by higher interest expense and depreciation, amortization and accretion, as described above.

Modified EBITDA increased $21.6 million to $180.5 million for the nine months ended September 30, 2005, from $158.9 million for the comparable period in 2004. Modified EBITDA margin was 34% for the nine months ended September 30, 2005 as compared to 33% for the same period last year. The improvement resulted from increases in revenue partially offset by corresponding increases in operating expenses and selling, general and administrative expenses as described above. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or have sufficient operating cash flow to meet our working capital requirements, fund capital expenditures and service our indebtedness.

Liquidity and Capital Resources

Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service our debt obligations, fund acquisitions, and make capital expenditures to expand our networks.

At September 30, 2005, we had $1.2 billion of debt and $377.1 million of cash and cash equivalents and short-term investments (net debt of $873.8 million, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of debt and $432.5 million of cash and cash equivalents and short-term investments (net debt of $818.1 million) at December 31, 2004. The increase in net debt relates primarily to cash used for capital expenditures and cash interest payments, partially offset by cash provided by operating activities resulting from Modified EBITDA and changes in working capital. These components of cash flow are discussed more fully below.

As of September 30, 2005, our working capital ratio (current assets divided by current liabilities) was 1.89.

TIME WARNER TELECOM INC.

Cash Flow Activity

Cash and cash equivalents were $213.0 million and $130.1 million as of September 30, 2005 and December 31, 2004, respectively. In addition, we had investments of $164.0 million and $302.5 million as of September 30, 2005 and December 31, 2004, respectively, that were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Nine months ended September 30,
	2005	2004
	(amounts in thousands)
Cash provided by operating activities	$70,349	$42,446
Cash provided by (used in) investing activities	22,176	(253,146)
Cash (used in) provided by financing activities	(9,567)	30,169

Increase (decrease) in cash and cash equivalents	$82,958	$(180,531)

Operations. Cash provided by operating activities was $70.3 million for the nine months ended September 30, 2005 compared to $42.4 million for the same period in 2004. The increase in cash provided by operating activities primarily related to higher Modified EBITDA resulting from higher revenue partially offset by corresponding increases in operating expenses and selling, general and administrative expenses. This increase in cash was partially offset by payments of interest on our long term debt. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees, among other items.

Investing. Cash provided by investing activities was $22.2 million for the nine months ended September 30, 2005 compared to cash used in investing activities of $253.1 million for the same period in 2004. The change primarily relates to net proceeds from maturities of investments as we shifted our funds to cash equivalents in anticipation of upcoming interest payments. Our total investments decreased $138.4 million from December 31, 2004 to $164.0 million as of September 30, 2005 as a result of this shift. Capital expenditures in the nine months ended September 30, 2005 were $121.5 million, the majority of which were to expand our networks and to reach new customer buildings, compared to $122.5 million in the nine months ended September 30, 2004.

Financing. Cash used in financing activities was $9.6 million for the nine months ended September 30, 2005, primarily related to net cash used to redeem $200 million of 9  3/4% Senior Notes due 2008 offset by an additional $200 million of 9  1/4% Senior Notes due 2014, as described more fully below.

TIME WARNER TELECOM INC.

On February 20, 2004, Holdings issued $440 million in Senior Notes, repaid the outstanding indebtedness of $396 million under Holdings’ Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which is currently undrawn and has been amended as described below, to replace an existing senior secured credit facility. On February 9, 2005, Holdings issued an additional $200 million in 9  1/4% Senior Notes due February 15, 2014, and received net proceeds of $197 million. Significant terms and components of our February 2004 and 2005 financings are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of September 30, 2005, the rate was 7.79% and aggregate annual interest payments would be approximately $18.7 million. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. In addition, at any time prior to February 15, 2006, we may redeem up to 35% of the aggregate principal amount of the 2011 Notes at a price of 100% plus a premium equal to the applicable interest rate per annum as of the redemption date, with the net proceeds of one or more equity offerings.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. On February 9, 2005, Holdings issued an additional $200 million in 2014 Notes. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9 1/4% Senior Notes are approximately $37 million. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings.

•	The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 are unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes. Interest on the remaining 9 3/4% Senior Notes is payable semiannually on January 15 and July 15. Aggregate annual interest payments on the remaining 9 3/4% Senior Notes are approximately $20 million. The remaining 9 3/4% Senior Notes are due on July 15, 2008. The 9 3/4% Senior Notes are callable as of July 15, 2005 and 2006 at 101.625% and 100%, respectively. We plan to redeem the remaining $200 million in outstanding principal amount of these notes as described below.

•	The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $41 million. The 10 1/8% Senior Notes are due on February 1, 2011. The 10 1/8% Senior Notes are callable as of July 15, 2006, 2007, 2008 and 2009 at 105.063%, 103.375% 101.688% and 100%, respectively.

•	The $150 million Revolver, which has been decreased to a $110 million facility subsequent to September 30, 2005, is fully available on a revolving basis and expires on February 20, 2009, or at April 14, 2008 if the 9 3/4% Senior Notes remain outstanding on that date. Holdings is the borrower under the facility and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We are required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver.

TIME WARNER TELECOM INC.

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”) to fund future capital expenditures and executed an amendment to its existing Revolver. The Term Loan is currently undrawn and may be drawn at any time prior to December 23, 2005. Significant terms and components of the financing are detailed below:

•	The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Interest is computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and will be payable at least quarterly and reset periodically. Based on the Eurodollar rate and applicable margin at November 3, 2005, the approximate rate was 6.80% and annual aggregate interest payments on $200 million of borrowings would be approximately $13.6 million. Until the Term Loan is drawn, the Company is required to pay a commitment fee of 0.5% per annum on the undrawn commitment amounts.

•	The Revolver, reduced from $150 million to $110 million is a secured obligation, on a first lien basis of Holdings. The Revolver is fully available on a revolving basis and expires February 20, 2009, or April 14, 2008 if any 9 3/4% Senior Notes remain outstanding on April 14, 2008. The Revolver is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Interest is calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply.

Immediately following the financing, the Company called for redemption the remaining $200 million of its 9  3/4% Senior Notes due July 15, 2008. Approximately $210.9 million of cash on hand will be used to redeem the $200 million aggregate principal amount at a redemption price of 101.625% plus accrued interest.

Our series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at September 30, 2005.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase our outstanding series of Senior Notes for cash or equity securities in open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding Senior Notes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility and gives effect to drawing upon the $200 million Term Loan B and the redemption of the remaining $200 million principal amount of our 9  3/4% Senior Notes due 2008, both of which are scheduled to occur in December 2005. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

TIME WARNER TELECOM INC.

Capital Expenditures and Requirements

Our total capital expenditures were $121.5 million for the nine month period ended September 30, 2005 compared to $122.5 million for the same period in 2004. We incur capital expenditures to develop and expand our network, products and systems. For 2005, we expect capital expenditures to be approximately $160-170 million. We generally do not make long term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

TIME WARNER TELECOM INC.

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

Our ability to draw upon the available commitments under our Revolver and Term Loan is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures, that are primarily derived from EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the Revolver and the Term Loan, factors beyond our control could cause us to fail to meet these conditions in the future.

A lack of revenue growth or an inability to control costs could negatively impact EBITDA and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunications companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting measures to maintain required EBITDA levels or to enhance liquidity.

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our series of Senior Notes. In addition, each group of lenders (Revolver and Term Loan) may require a prepayment if a change of voting control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or Term Loan or the lenders could cancel the Revolver and Term Loan unless the respective lenders agree to further modify the covenants. We could potentially be subject to an acceleration of the repayment date if we have borrowed under the facilities and are in default under the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are

TIME WARNER TELECOM INC.

outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guarantees for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

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

The following table provides information at September 30, 2005 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates.

	Expected Maturity Date
	2005	2006
	(amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$14,017	$—
Weighted average interest rate	3.5%	—
Commercial paper, corporate and municipal debt securities	$281,672	$70,898
Weighted average interest rate	3.7%	3.9%

At September 30, 2005, the fair values of our fixed rate 9 3/4% Senior Notes due 2008, our fixed rate 10 1/8% Senior Notes due 2011, our Second Priority Senior Secured Floating Rate Notes due 2011, and our fixed rate 9 1/4% Senior Notes due 2014 were approximately $203 million, $412 million, $245 million, and $405 million, respectively, as compared to carrying values of $200 million, $400 million, $240 million, and $400 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Based on the $240 million outstanding balance as of September 30, 2005 of our floating rate debt, a one-percent change in the applicable LIBOR rate would change the amount of annual interest paid by $2.4 million. Our interest rates are not linked to changes in ratings of us by public rating agencies.

Item 4.	Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There were no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

TIME WARNER TELECOM INC.

Date: November 9, 2005	By:	/S/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 -	Amended and Restated Credit Agreement among Time Warner Telecom Inc., Time Warner Telecom Holdings, Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Documentation Agent.

31.1 -	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.