Form 10-K
period 2005-12-31
TIME WARNER TELECOM INC
filed 2006-03-16
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐  NO ☒

As of June 30, 2005, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $294.8 million, based on the closing price of the Registrant’s Class A common stock on the Nasdaq National Market reported for such date. Shares of Class A common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of February 28, 2006 was:

Time Warner Telecom Inc. Class A common stock–52,434,233 shares

Time Warner Telecom Inc. Class B common stock–65,936,658 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before May 1, 2006.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, Modified EBITDA trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intends,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TELECOMMUNICATIONS DEFINITIONS

In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this report, a glossary is included following Part III.

PART I

Item 1.    Business

Overview

Time Warner Telecom Inc. is a leading provider of managed voice and data networking solutions to a wide range of business customers throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services. Our customers are principally enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities, as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”). We operate in 44 U.S. metropolitan markets that have high concentrations of medium and large-sized businesses. As of December 31, 2005, our fiber networks covered 20,604 route miles, with the equivalent of 965,274 fiber miles, and offered service to 5,982 buildings served entirely by our facilities (“on-net”), and 16,246 buildings served through the use of our fiber network, and our switching facilities (for switched services) with a leased service from other carriers to connect our distribution ring to the customer location. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We also have expanded our Internet Protocol, or “IP”, backbone data networking capability between markets supporting end-to-end Ethernet connections for customers, and have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide our customers a virtual presence in a remote city.

Time Warner Cable (now a unit of Time Warner Inc.) began our business in 1993 with the intent to sell competitive residential and business services. We changed our business in 1997 to focus exclusively on business customers, including carriers and governmental entities, and to expand from dedicated services into switched, Internet and data services, and geographic areas beyond the Time Warner Cable footprint.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently, the Class B common stock is collectively owned directly or indirectly by Time Warner Inc., and by Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, or Advance/Newhouse, (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and our telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have posted and intend to disclose on our website any amendments to or waivers from our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within five business days following the date of such amendment or waiver.

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

Leverage Existing Fiber Networks.    We have built, licensed or acquired local and regional fiber networks to serve metropolitan geographic locations where management believes there are large numbers of potential customers. Our network architecture reflects a convergence of:

•	circuit switched (primarily using Time Division Multiplexing or “TDM”) technology, as used in the traditional public switched telephone network (“PSTN”);

•	packet switched technologies (using IP technology) with redundancy and diversity maintained throughout the network; and

•	Ethernet technology.

The network architecture is designed to remain open and capable of supporting connections with other networks as well as to allow for utilization of “best of breed” suppliers’ components to be integrated for enhanced diversity and availability. In addition, we operate a fully managed, fiber-based nationwide IP backbone network to provide the capacity and high quality service increasingly demanded by our customers. Our IP backbone network capacity ranges up to 10 Gbps, depending on the specific route, and includes long haul circuits leased from other carriers. We believe that our extensive network capacity allows us to:

•	emphasize our fiber facilities-based services rather than resale of network capacity of other providers, thus realizing higher gross margins than carriers that do not operate their own fiber facilities;

•	focus on metro areas with a national reach, providing multi-locational and multi-city solutions;

•	provide a truly diverse network and choice to customers seeking further network diversity after the reduction of choice as a result of consolidation among wireline carriers; and

•	deliver scalable networking options, efficient solutions, and overall value for our customers by designing solutions that allow our customers’ business applications to operate more effectively in their network environment.

As local market opportunities grow, we continue to extend our network in our present markets in order to reach additional commercial buildings directly with our fiber facilities. In 2005, we extended our fiber network into approximately 900 additional buildings in our existing markets. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed without the need to add additional fiber capacity. We may expand our networks into additional markets beyond the 44 markets in which we already operate if we find attractive opportunities to do so organically or through acquisitions. We may also provide data services to locations outside our current market areas through our IP backbone and the use of leased facilities.

Expand Service Offerings.    We have expanded our service offerings to include high-speed, high-quality enhanced data networking services such as local area networks or LAN, native LAN, which connect customer LANs transparently and do not require protocol conversion, and Ethernet internet access IP-based services. In late 2003, we expanded our suite of metro Ethernet services to include Extended Native LAN, which allows customers point-to-point connections to distant locations via Ethernet throughout our national footprint, and in 2004 we launched Multipoint Extended Native LAN, which allows customers to connect multiple distant locations within our service area. We commenced a controlled introduction of IP Virtual Private Network service in 2005. This service applies Multi Protocol Label Switching (“MPLS”) technology to create logical (rather than physical) connections within a private network. We also launched a network-based managed firewall security service in 2005 to protect customers’ networks from unwanted Internet traffic. We may also expand our product line by partnering with or by purchasing technologies or operations from others, rather than developing the capabilities internally.

We provide a broad range of switched voice services throughout our service area. We utilize high-capacity digital end office switches that enable us to offer both local and toll services to our customers. We have also installed “soft switches” and related network equipment—media gateways, signaling gateways, and applications servers (collectively referred to as “converged network elements”) in certain markets, which enable the switching and routing of voice calls over IP packet networks, also referred to as “VoIP” as well as managing the related PSTN call traffic interface. The converged network elements are collectively smaller and more cost effective than traditional PSTN end office switches, enabling us to offer traditional voice telephony services across our VoIP platform and to develop future service applications that enhance end user customers’ voice and data networking ability.

Continue to Diversify Our Customer Base.    Our direct sales force targets medium- and large-sized enterprises, as well as other carriers. These businesses are potentially high-volume users of our services and are more likely to seek the greater reliability provided by an advanced network such as ours. We have sought to broaden our revenue base through an increased focus on enterprise customers and government customers, while narrowing our carrier focus to those that are the most stable. To achieve revenue growth from end user customers, we target potential enterprise customers utilizing both local market and national sales groups. Over 90% of our sales force is in our local markets, focusing primarily on enterprise customer sales. We plan to expand our sales force with hires strategically targeted at particular customer segments. Our local sales groups are complemented by our government, carrier, and national enterprise sales groups. In addition, in order to achieve further economies of scale and network utilization, we target smaller enterprise customers with a package of network services suited to their specific needs. We also plan to expand the types of services we offer to our carrier customers in order to create new revenue opportunities from that customer base.

Continue Disciplined Expenditure Program.    Our strategy of primarily using our fiber facilities-based services, rather than reselling network capacity of other providers, requires that we make significant capital investments to reach some new customers. We invest selectively in growth prospects which often require building entries, electronics, distribution rings, and product expansion. We also seek to increase operating efficiencies by investing selectively in systems improvements in our back office and network management systems. We have a disciplined approach to capital and operating expenditures. Our capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated against certain financial criteria such as projected minimum recurring revenue, cash flow margins, and rate of return. Capital expenditures in 2005 were $162.5 million compared to $171.8 million in 2004. Our primary capital expenditures in 2005 were to expand our networks, deploy new products and connect additional buildings to our network. The reduction in capital expenditures in 2005 as compared to 2004 was due in part to an increase in customer installations that utilized our existing network infrastructure, as well as new product investments in 2004 that did not recur in 2005. We increased capital spending directed at reaching specific customers that requested our services, which we refer to as “success-based capital spending,” from $121 million in 2004 to $140 million in 2005 while spending less on new product deployments. We expect our capital expenditures in 2006 to be approximately $165 million to $175 million.

Telecommunications Networks and Facilities

Overview.    We use advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data and Internet telecommunications services. Our basic transmission platform consists primarily of optical fiber equipped with high-capacity SONET and DWDM equipment deployed in fully redundant, self-healing rings. These SONET and DWDM rings give us the capability of routing customer traffic in both directions around the ring, thereby eliminating loss of service in the event of a fiber cut. We have an advanced IP backbone using redundant core routers to deliver Internet traffic to our customers. We have also added network-based Ethernet switches in our markets to deploy application-based services incorporated with our soft switches and media gateways to enable voice services over IP and metropolitan Ethernet switches to deliver Ethernet-based services directly to customer premises. Our networks are designed for remote automated provisioning, allowing us to meet customers’ real time service needs. We extend SONET rings or point-to-point links from our rings to each customer’s premises over our own fiber when financially attractive or use customer links obtained from other local carriers. We also install diverse building entry points if a customer’s redundancy needs require such a design. We place necessary customer-dedicated or shared electronic equipment at a location near or in the customer’s premises to terminate the link.

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

Our strategy for adding customers is designed to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers directly to our networks. To serve a new customer initially, we may use various transitional links, such as leased circuits from another LEC. When a customer’s communication volumes increase, we may build our own fiber connection between the customer’s premises and our network to accommodate the customer’s needs and increase our operating margins.

Infrastructure Migration.    We continually evaluate new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers and purchasing equipment at the best available price. We continue to expand IP capabilities throughout our network through the deployment of packet telephony systems such as media gateways and soft switches. In order to prepare to deliver the next generation voice and data services, we are using these new technologies to augment traditional circuit switched systems. We currently offer Primary Rate Interface voice service, digital trunks, and our new Voice over IP trunk service over this platform. We plan to further converge TDM and IP services while utilizing MPLS to differentiate the multiple services traversing our IP backbone.

Services

We provide our customers with a wide range of telecommunications and managed data services, including dedicated transport, local and long distance voice services, data transmission services, high-speed dedicated Internet access, and intercarrier services.

Dedicated Transport Services

We currently provide a complete range of dedicated transport services with transmission speeds up to 10 Gbps to our carrier and end user customers. These network access services satisfy needs for voice, data, image, and video transmission. Each uses technologically advanced fiber optics and is available as:

•	POP-to-POP Special Access. Telecommunications lines linking the points of presence (“POPs”) of one interexchange carrier (“IXC”) or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

•	Interexchange Carrier Special Access. Telecommunications lines between customers and the local POPs of IXCs.

•	Private Line. Telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice and data traffic among customer locations.

•	Metropolitan and Regional Connectivity. Each transport service is available on our metropolitan fiber networks. Most are also available between cities on our inter-city, regional networks, now reaching 30 major markets. In addition, our IP backbone enables connections among all of our 44 markets.

•	Transport Arrangements. Dedicated transport between our equipment collocated within local exchange carrier (“LEC”) central offices and the IXC POP designated by end user customers. The arrangement can transport either special access or switched access, and gives end user customers competitive choice for reaching IXCs.

These services are available in a wide variety of configurations and capacities:

•	SONET Services. Full duplex transmission of digital data on Synchronous Optical Network (“SONET”) standards. Our local SONET services allow multipoint transmission of voice, data, or video over protected fiber networks. Available interfaces include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

•	Private Network Transport Services. A premium quality, fully redundant, and diversely routed SONET service that is dedicated to the private use of individual customers with multiple locations.

•	Wavelength or “Lambda” Services. High capacity, point-to-point transmission services using DWDM interfaces. Customers have access to multiple full-bandwidth channels of 2.5 Gbps and 10 Gbps.

•	Broadcast Video TV-1. Dedicated transport of broadcast television quality video signals over fiber networks.

Switched Services

Our switched voice services provide business customers with local and long distance calling capabilities and connections to IXCs. We own, house, manage, and maintain the switches used to provide the services. Our switched services include the following:

•	Business Access Line Service. This service provides voice and data customers with quality analog voice grade telephone lines for use at any time. Business access line service provides customers with flexibility in network configurations because lines can be added, deleted, and moved as needed.

•	Access Trunks. Access trunks provide communication lines between two switching systems. These trunks are utilized by private branch exchange (“PBX”) customers that own and operate a switch on their own premises. PBX customers use these trunks to provide access to the local, regional, and long distance telephone networks. PBX customers may use either our telephone numbers or their ILEC-assigned telephone numbers. Customer access to our local exchange services is accomplished by a DS-1 digital connection or DS-0 analog trunks or IP connection between the customer’s PBX port and our switching centers.

•	Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls. It is a customized, high-quality local calling plan available to our local exchange service customers.

•	Local Telephone Service. Local telephone service can be tailored to a customer’s particular calling requirements. Local telephone service includes operator and directory assistance services, and custom calling features such as call waiting and caller ID.

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

•	Bundled Services. We provide bundled solutions to small- to medium-sized business users. Our bundled offerings enable customers to purchase one to three DS-1 facilities that combine lines, trunks, long distance, and Internet services to provide an integrated service offering. This product can dynamically allocate bandwidth among the bundled services as needed by the customer and eliminates the customer’s need for multiple vendors, facilities and bills for the services provided in the bundle. A virtual routing service is available to our multi-site bundled service customers. The virtual routing service provides private data networking capabilities for customers to move company data between their locations.

•	Other Services. Other services we offer include telephone numbers, directory listings, customized calling features, voice messaging, hunting, blocking services, and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or “ISDN.”

Data Services

We offer our customers a broad array of enhanced data and internet services that enable them to connect their own internal computer networks and access external computer networks and the Internet at very high speeds using the Ethernet protocol.

We offer the following range of Native LAN or “NLAN” services with speeds up to 10 Gbps:

•	Point-to-Point NLAN. The Point-to-Point NLAN service provides metropolitan area optical Ethernet transport service between two locations over both SONET and DWDM platforms at speeds of 10, 100, and 600 Mbps and 1 and 10 Gbps. The SONET-based platforms allow network Ethernet connections that have high levels of network protection and reliability.

•	Point-to-Multipoint NLAN. This service is a multi-location Ethernet data service, using Ethernet ports to connect multiple customer remote locations back to a single customer Ethernet port located at the main customer site. This SONET-based service provides a high level of reliability and network protection to the customer. The available speeds are 10, 100, and 600 Mbps and 1 Gbps.

•	Multipoint NLAN. The Multipoint NLAN service provides a private metropolitan local area Ethernet network, allowing the customer to share bandwidth between their multiple Ethernet locations over a metropolitan area. The customer can access the network at speeds of 10, 100, and 600 Mbps and 1 Gbps.

•	Customer-Direct NLAN. The Customer-Direct NLAN service is a point-to-point, unmanaged, stand-alone service for both 100 Mbps and 1000 Mbps Ethernet connections that offers basic Ethernet connectivity at a lower cost to the customer. The service is referred to as “unmanaged” because the fiber between customer locations is entirely dedicated to that customer and is not monitored by our network operations center. Troubleshooting and maintenance of unmanaged NLAN circuits requires a service visit by one of our technicians.

•	Switched NLAN. The switched NLAN service incorporates data switching technology into the NLAN product suite through the use of Ethernet switches in our network. This service allows multiple customer locations to interconnect using various bandwidth increments ranging from 10 Mbps to 1 Gbps interfaces over a shared metropolitan Ethernet infrastructure. This service provides connectivity between locations without full physical connections and allows us to compete with frame relay as well as other switched metropolitan Ethernet data services by providing higher bandwidth at a lower cost.

•	Extended NLAN. The extended NLAN service provides Ethernet connectivity between distant locations in the markets we serve through our national IP backbone and is available in either point-to-point or multi-point configurations.

Except for Customer-Direct NLAN, the data services described above are provided over networks that are shared by multiple customers, but the traffic from each customer is uniquely identified through the use of logical connections. These logical connections virtually separate one customer’s traffic from that of another, and provide security in such a way that each customer’s traffic is securely delivered only to that customer’s Ethernet ports.

•	Storage Transport Solutions. We manage circuits and monitor the links for this service which allows customers to transport their critical data to a remote storage facility for back up, mirroring, and disaster recovery purposes. Using DWDM technology, we are able to transport storage traffic in ESCON (an IBM mainframe data protocol), Fiber Channel and Gigabit Ethernet protocols without any protocol translation to a customer’s remote secure site.

•	Managed Security Services. This service uses security devices placed within our network to establish a firewall that prevents unauthorized traffic from entering a customer’s network. We also offer a customer premises equipment-based security solution that resides at the customer’s network perimeter. Both solutions offer a fully managed environment, securing customer networks through firewall and secure IP VPN functionality.

Internet Services

•	High Speed Services. We offer a wide range of dedicated high-speed Internet services to our business customers with speeds up to 1 Gbps. High speed Internet service allows customers to create their own internal computer networks and to access the Internet and other external networks.

•	Traditional Services. We also offer a wide range of traditional Internet services that are delivered via a TDM-based transport facility with standard offerings of DS-1, DS-3, and OC-3 connectivity. Ethernet Internet services are delivered via full duplex Ethernet connections capable of sending and receiving information at the same time with standard offerings of Ethernet (10 Mbps), Fast Ethernet (100 Mbps), and Gigabit Ethernet (1 Gbps).

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

Limitation on Residential and Content Services

Our Capacity License Agreements with Time Warner Cable and Bright House Networks LLC prohibit us from using facilities licensed under those agreements until 2028 to (i) engage in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) produce or otherwise provide entertainment, information, or other content services. Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry. We do not currently have plans to offer residential or content services in our service areas not covered by the Capacity License Agreements with Time Warner Cable and Bright House Networks, LLC.

Telecommunications Networks.    The following chart sets forth our telecommunications networks.

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
New York (2)
Albany, New York	Jul-95	Sep-99
Binghamton, New York	Jan-95	Aug-00
Manhattan, New York	Feb-96	Feb-98
Rochester, New York	Dec-94	Feb-95
North Carolina (2)
Charlotte, North Carolina	Sep-94	Dec-97
Fayetteville, North Carolina	Apr-00	Apr-00
Greensboro, North Carolina	Jan-96	Sep-99
Raleigh, North Carolina	Oct-94	Sep-97
Florida (2)
Orlando, Florida	Jul-95	Jul-97
Tampa, Florida	Dec-97	Jan-98
Texas
Austin, Texas (2)	Sep-94	Apr-97
Dallas, Texas	Sep-99	Sep-99
Houston, Texas (2)	Jan-96	Sep-97
San Antonio, Texas (2)	May-93	Nov-97
Ohio (2)
Cincinnati, Ohio	Jul-95	Nov-97
Columbus, Ohio	Mar-91	Jul-97
Dayton, Ohio	Nov-00	Nov-00
California
Bakersfield, California (3)	Jan-01	Jan-01
Fresno, California (3)	Jan-01	Jan-01
Los Angeles, California (3)(4)	Jan-01	Jan-01
Oakland, California (3)(5)	Jan-01	Jan-01
Orange County, California	Dec-00	Dec-00
Sacramento, California (3)	Jan-01	—
San Diego, California (2)	Jun-95	Jul-97
San Francisco, California (3)	Jan-01	Jan-01
San Luis Obispo, California (3)	Jan-01	Jan-01
Santa Barbara, California (3)	Jan-01	Jan-01
Washington (3)
Seattle, Washington	Jan-01	Jan-01
Spokane, Washington	Jan-01	Jan-01

Metropolitan Service Area	Network Commercially Available	Switched Services Commercially Available (1)
Other States
Albuquerque, New Mexico (3)	Jan-01	Jan-01
Atlanta, Georgia	Oct-01	Oct-01
Boise, Idaho (3)	Jan-01	Jan-01
Chicago, Illinois	Mar-01	—
Columbia, South Carolina (2)	Jun-01	Jul-01
Denver, Colorado	Aug-01	Nov-01
Honolulu, Hawaii (2)	Jun-94	Jan-98
Indianapolis, Indiana (2)	Sep-87	Dec-97
Jersey City, New Jersey	Jul-99	Jul-99
Memphis, Tennessee (2)	May-95	May-97
Milwaukee, Wisconsin (2)	Feb-96	Sep-97
Minneapolis, Minnesota (2)	Jun-01	Nov-01
Phoenix, Arizona (3)	Jan-01	Jan-01
Portland, Oregon (3)	Jan-01	Jan-01
Tucson, Arizona (3)	Jan-01	Jan-01

1)	“Switched Services Commercially Available” represents the first month in which we provided switched services to a customer in the service area listed. For markets acquired from GST Telecommunications Inc. (“GST”) the dates represent the January 2001 acquisition date.
2)	Metropolitan service areas in which we obtain fiber capacity through licensing agreements with Time Warner Cable. See “Certain Relationships and Related Transactions.”
3)	The “available” date represents the date the assets were acquired from GST.
4)	Includes Los Angeles, Riverside, Pasadena, and Ventura.
5)	Includes Oakland and Stockton.

Network Monitoring and Management.    We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the network at our network operations center in Greenwood Village, Colorado. With over 800 technicians and customer service representatives, we are generally able to quickly correct, and often anticipate, problems that may arise in our networks. We provide 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble.

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

We provide a customer self care platform that uses web portal technology to provide automated customer service and schedule and establish security for teleconferences. The web portal enables customers to view and pay their bills on-line and record any disputes. Our web portal is also designed to allow customers to interact with future IP based products, enabling them to control the quality of their interaction in using these products.

Information Systems Infrastructure.    Our strategy of buying “off-the-shelf” products and integrating them into our existing information systems infrastructure allows us to create an environment that is cost-effective and flexible to maintain. We manage our desktop technology assets centrally to ensure software compatibility between all corporate locations and field offices. Our information systems infrastructure also provides real time support of network operations and delivers data to meet customer needs. Our systems utilize open system standards and architectures, allowing interoperability with third party systems.

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

Billing Systems.    We contract with outside vendors for customer billing. We have licensed software for end user billing that operates on our own equipment and have contracted with an outside vendor for operations support and development. In addition, we have a service bureau arrangement with another vendor for carrier and interconnection billing.

Capacity License Agreements with Affiliates

We currently license fiber capacity from Time Warner Cable and Bright House Networks, LLC (a subsidiary of a partnership formed by affiliates of the Class B stockholders), a subsidiary of the Time Warner Entertainment-Advance/Newhouse Partnership between the affiliates of our Class B Stockholders that is managed by Advance/Newhouse, in 23 of our 44 markets. Each of our local operations in those markets is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable or Bright House Networks, LLC (collectively the “Cable Operations”) providing us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay maintenance fees and fees for splicing and similar services. We may request that the Cable Operations construct and provide additional fiber-optic cable capacity to meet our needs. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. If the Cable Operations provide additional capacity, we pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities, the Cable Operations may terminate the Capacity License Agreements.

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

We have substantial business relationships with a few large customers, and especially other carriers. For the year ended December 31, 2005, our top ten customers accounted for approximately 32% of our total revenue compared to approximately 33% in 2004. No customer accounted for 10% or more of total revenue for the years ended December 31, 2005 or 2004. A portion of the revenue from our top ten customers includes intercarrier compensation resulting from end users that have selected those customers as their long distance carrier. For the years ended December 31, 2005 and 2004, revenue from AT&T Corp. (which has merged with SBC Communications to form AT&T Inc.) accounted for 9% and 7% of our revenues, respectively. If AT&T Inc.’s proposed acquisition of BellSouth Corp. is consummated, we may experience some disconnection in the long run of the services that AT&T purchases from us in BellSouth’s local service territory. However, the impacts of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. In addition, further consolidation may result in additional opportunities to provide diverse services to enterprise customers who seek redundancy in their networks. We cannot predict whether, or the extent to which, the AT&T/BellSouth transaction, if consummated, will affect our revenue.

Our marketing emphasizes our:

•	reliable, facilities-based networks;

•	responsive customer service orientation;

•	national IP backbone for data services, including our suite of Ethernet products;

•	integrated operations, customer support, network monitoring, and management systems; and

•	flexibly-priced, bundled services.

We maintain a direct sales effort in each of our local service areas along with regional and national sales support. We had 286 sales account executives and 32 customer care specialists at December 31, 2005. We plan to expand our sales force with hires strategically targeted at particular customer segments. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide higher commissions for executing service contracts with terms of two years or greater and for services entirely on our network.

In addition to our direct sales channels, we have entered into sales agency and sales referral arrangements with certain network solution providers, equipment vendors and systems integrators to develop additional sales opportunities. We market our services through advertisements, trade journals, media relations, direct mail, and participation in conferences.

Our national sales organization includes sales groups focused on three types of national customers: enterprise, carrier, and government.

•	Our national enterprise group targets large national companies such as those in banking and finance, manufacturing, healthcare, and distribution with a full suite of products as an alternative to the ILECs.

•	Our carrier group targets long distance carriers, CLECs, ILECs, and wireless carriers. We have master services agreements with a significant number of the carriers in those categories. By providing carriers with a local connection to their customers, we enable them to avoid complete dependence on the ILECs for access to customers. We provide a variety of transport services and arrangements that allow carriers to connect their own switches in both local areas, or intra-city, and wide areas, or inter-city. Additionally, carriers may purchase our transport services that allow them to connect their switch to an ILEC’s switch and to end user locations directly. Our networks allow us to offer high volume business customers and long distance carriers uniformity of services, pricing, quality standards, and customer service throughout our 44 market service area.

•	Our government sales group targets various government entities directly as well as carriers, systems integrators, and contractors that do business with federal, state and local governmental entities.

To reduce the risk in bringing new and untested telecommunications services to a dynamically changing market, we introduce our services once market demand develops, and offer them as part of a diversified portfolio of competitively priced products and solutions in order to increase usage among our existing customers and to attract new customers. The traditional switched and dedicated services we offer are typically priced at a slight discount to the ILECs’ prices for comparable services.

Customer Service

Our objective is to provide customers with an intentional experience that is consistent, valuable, and differentiated from our competitors. To provide customer service, account representatives or customer service specialists are assigned to our customers to act as local points of contact. Our centrally managed customer support operations are designed to facilitate the processing of new orders as well as changes and upgrades in customer services. Technicians and other support personnel are available in each of our service areas to react to any network failures or problems. Our Customer Service Center is available to all of our customers 24 hours, per day, 7-days a week. Customer can get answers to their billing questions, order status, maintenance concerns or request a contact from as specialist, either locally or through the Center. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain network reliability and performance. See “Telecommunications Networks and Facilities—Network Monitoring and Management.”

Competition

We believe that the principal competitive factors affecting our business are and will continue to be:

•	ability to introduce new services and network technologies in a timely, competitive, and market acceptable manner;

•	customer service and network quality;

•	pricing;

•	ability to continuously evolve our operating systems, processes and data in a scalable, efficient, and cost effective manner; and

•	regulatory decisions and policies that impact competition.

We believe that we compete favorably with other companies in the industry with respect to each of these factors, with the exception of pricing on certain products. Although we compete with other carriers primarily on service quality and customer service rather than price, intense price competition for certain products such as long distance service, inter-city point-to-point services, and POP to POP dedicated services has driven down prices for these products. Also, we typically price our traditional switched and dedicated services at a slight discount to the ILECs’ prices for comparable services. We believe that the ILECs have become more aggressive in pricing competition, especially for particular large enterprise customers that we also target. With several facilities-based carriers providing the same service in a given market, price competition is likely to continue. In addition, we believe that weakness in the CLEC sector has led to aggressive price cutting as certain competitors seek to gain or retain market share. Since 2001, due to business failures and contractions, the overall number of competitors has declined, and some competitors have slowed or stopped their build-out plans. A number of our CLEC competitors have undergone restructuring either in the context of Chapter 11 bankruptcy proceedings or as a result of serious liquidity problems. Some of these competitors have existing network capacity for new sales, which could lead to further downward pricing pressure.

The ILECs—Verizon Communications, Inc., BellSouth Corporation, Qwest Communications Inc., and AT&T Inc. (formerly SBC Communications Inc.), among others—offer services substantially similar to those we offer. We believe that the ILECs may have competitive advantages over us, such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type we offer from service revenue in unrelated businesses. In addition, the Telecommunications Act of 1996 (the “1996 Act”) allows the regional Bell operating companies (“RBOCs”) to enter the long distance market. RBOCs in all states now have authority to provide in-region interLATA services that enable them to offer customers both local and long distance telephone services, which is expected to make them even stronger competitors. In addition, industry consolidation through acquisitions and business combinations, both past and future, may result in larger competitors with greater economies of scale serving certain of our markets. Recent consolidations such as the merger of AT&T Corp. and SBC Communications (now AT&T Inc.), Verizon Communications’ acquisition of MCI Inc., and the recently announced acquisition by AT&T Inc. of BellSouth Corp., if consummated, are likely to result in AT&T Inc. and Verizon becoming even more formidable competitors. However, we believe that our customers are increasingly interested in alternative providers for redundancy of networks, enhanced disaster recovery, and advanced services. In light of the bankruptcies in the CLEC sector and consolidation among telecommunication providers, we believe that we have had and will continue to benefit from opportunities to provide services directly to larger customers. In most of the metropolitan areas in which we currently operate, at least one, and sometimes several other CLECs, offer substantially similar services at substantially similar, and in the case of some services, substantially lower prices than we offer.

We also face competition from electric utilities, long distance carriers, wireless telephone system operators, and private networks built by large end users using dark fiber providers all of which currently and may in the future, offer services similar to those we offer. In addition, cable television companies are increasingly competing with us and other traditional telecommunications providers, primarily with respect to smaller business customers, but are beginning to market dedicated services to larger customers as well. See “Risk Factors – The Class B Stockholders or their affiliates may compete with us.”

Wireless consolidation has affected the market for our services and may continue to do so. The acquisition of one of our wireless carrier customers by a local exchange carrier has resulted in the disconnection of some services we previously provided to the wireless carrier and will likely result in additional disconnects in the future as that customer’s local service needs are met by its new parent companies. However, we believe that there may be future opportunities to provide services to that wireless carrier outside of its parent companies’ service areas.

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

In June 2001, the FCC reaffirmed its jurisdiction over dial-up Internet-bound traffic, and adopted an interim carrier-to-carrier cost recovery scheme for such traffic that phased in reductions on the maximum compensation rate for dial-up Internet-bound traffic over a three-year period beginning in 2001. The FCC’s order also imposed “bill and keep” payment arrangements for Internet-bound traffic as carriers enter new markets. “Bill and keep” means that neither carrier receives compensation from the other for Internet-bound traffic. The interim Internet-bound cost recovery rule initially had a negative impact on our revenue from reciprocal compensation, but has since stabilized. In October 2004, the FCC adopted an order that forbears from enforcing certain portions of its 2001 ISP-Bound Traffic Order. Under the 2001 order, the amount of ISP-bound traffic eligible for compensation was capped at 120% of eligible traffic for the first quarter of 2001 annualized; and no compensation for ISP-bound traffic was permitted for new markets entered after April 2001. The FCC subsequently determined that it is no longer in the public interest to apply these rules. This order had a slightly positive impact on intercarrier compensation revenue.

Other Federal Regulation.    Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Historically, the FCC has regulated the access rates imposed by the ILECs while the CLEC access rates have been less regulated. In May 2000, the FCC ordered a substantial reduction in ILEC per-minute access charges and an increase in the flat monthly charge paid by local residential service subscribers for access to interstate long distance service. The FCC also released an order effective in June 2001 that subjects CLECs’ interstate switched access charges to regulation. Effective with that order, our per-minute switched access rates were phased-down over a three-year period to parity with the ILEC rates competing in each of the Company’s market areas. The ILEC access reform decision, as well as the CLEC access charge regulations, resulted in reductions in the per-minute rates we received for switched access service for the period June 2001 through June 2004. The FCC issued an Order in May 2004 resolving several outstanding petitions that sought to clarify the original CLEC Access Charge Order. The implementation of these clarifications may result in further reductions to our switched access revenue.

The FCC adopted a Further Notice of Proposed Rulemaking in March 2005 as part of its intercarrier compensation reform proceeding initiated in 2001. This proceeding has been highly complex and controversial, and implementation of any resulting order is unlikely to begin until mid-2006 at the earliest. Implementation of bill and keep or a unified rate across all forms of intercarrier compensation is likely to require a transition period of several years. The outcome of this proceeding could further reduce or eliminate our switched access revenue. There is no assurance that we will be able to compensate for these potential reductions with revenue from other sources. However, at this time we cannot predict the likely outcome of an FCC intercarrier compensation proceeding or the impact on our revenues and costs.

During 2001, the FCC initiated a Triennial Review of UNEs to determine which of these elements the ILECs must continue to provide under sections 251 and 252 of the 1996 Act. The FCC rendered a decision in February 2003, largely delegating to the states the determination of the availability of specific UNEs. The FCC established limits on competitors’ access to interoffice transport as a UNE and also limited CLEC access to ILEC broadband facilities as UNEs. Several parties appealed the FCC’s order, and in March 2004 the Fifth Circuit Court of appeals vacated certain aspects of it. In response to the Court’s decision, the FCC adopted permanent rules governing the availability of UNEs in December 2004. These rules set forth specific marketplace “triggers” that will eliminate the ILECs’ obligation to provide UNE-loop and UNE-transport in particular locations. This Order is also subject to Court appeals from several carriers. Because we have used UNEs very minimally, we do not expect any material impact on our revenues or costs from this proceeding. The FCC also has pending a rulemaking, initiated in September 2003, to review TELRIC rules, which determine the prices for available UNEs.

In January 2005, the FCC commenced a broad examination of the regulatory framework applicable to LECs’ pricing of interstate special access services after June 30, 2005. The outcome of this proceeding could have an impact on the costs we pay for connectivity to other carriers’ facilities to reach our customers. If LEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and the prices we pay LECs for special access services that we purchase. If LEC special access prices increase, our cost may increase but we may experience less pricing pressure on our special access services. In the recent orders approving the SBC/AT&T and Verizon/MCI acquisitions, the FCC conditioned its approval upon the resulting companies not increasing their rates for special access services for a period of 30 months, which will provide us with some price stability. We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price –cap regulation to protect against unreasonable price increases. The FCC is expected to rule on this matter before the expiration of the 30 month period.

In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001. Although the rate increases we have experienced thus far have not had a significant impact on us, this order could result in more significant future rate increases if it is determined that we should pay the telephony rates, which are significantly higher than cable rates, either retroactively or in the future.

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

In certain markets in which we license fiber from the Cable Operations and Advance/Newhouse, we obtain right of way through our Capacity License Agreements and have not been required to obtain separate franchises from municipalities. These municipalities could challenge our right to operate under cable franchises.

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

Employees

As of December 31, 2005, we had 2,034 employees, compared to 1,986 employees at December 31, 2004. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable, our operation in New York City is party to a collective bargaining agreement that covers certain of our technicians in New York City. We believe that our success will depend in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

Item 1A.	Risk Factors

Risks Relating to Our Business

We may be unable to sustain our revenue and cash flow growth despite the implementation of several initiatives designed to do so.

We must expand our business and revenue in order to generate sufficient cash flow that, together with funds available under the Company’s credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. Beginning in 2003, we pursued several growth initiatives, including:

•	increasing network investments in existing markets to expand our network reach; and

•	launching new products and services, especially products and services that support customers’ data and IP initiatives.

Our ability to manage this expansion depends on many factors, including our ability to:

•	attract new customers and sell new services to existing customers;

•	acquire and install transmission facilities and related equipment at reasonable costs;

•	employ new technologies;

•	obtain required permits and rights-of-way;

•	enhance our financial, operating, and information systems to effectively manage our growth; and

•	accurately predict and manage the cost and timing of our capital expenditure programs.

There is no assurance that these initiatives will continue to result in an improvement in our financial position or our results of operations. We have historically incurred net losses even during periods of increasing revenue, and we expect those losses to continue for the foreseeable future.

Several customers account for a significant portion of our revenue, and some of our customers’ purchases may not continue due to customer consolidations, financial difficulties or other factors.

We have substantial business relationships with a few large customers, especially other carriers. For the year ended December 31, 2005, our top ten customers accounted for approximately 32% of our total revenue. The highly competitive environment in the long haul carrier sector, including interexchange carriers, has challenged the financial condition and growth prospects of some of our carrier customers and could lead to further reductions in our revenue in the future. Replacing this revenue with new revenue from other carrier customers or with enterprise customer revenue may be difficult. Among other factors, individual enterprise customers tend to place smaller service orders than some of our larger carrier customers. In addition, pricing pressure on some of our more mature products may challenge our ability to grow our revenue.

Some of our service agreements with customers are subject to termination on short notice and do not require the customer to maintain the services at current levels. Customers may not continue to purchase the same services or level of services. We have experienced significant service disconnections since 2001 due to customer bankruptcies, customers contracting their operations, price competition from other carriers for certain services, consolidation of carrier customers and customers optimizing their existing networks. A number of our customers are other telecommunications carriers and Internet service providers, which are sectors that have been particularly depressed over the past six years. In addition, there has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired we may lose a significant portion of their business. SBC’s merger with AT&T Corp. could result in the surviving company, now known as AT&T Inc., buying less local transport service from us in SBC’s service area in the long run, and AT&T Inc.’s recently announced acquisition of BellSouth Corp., if consummated, could result in AT&T Inc. purchasing less transport from us in BellSouth’s service area in the long run. In addition, revenue from a wireless carrier that was recently acquired is likely to decrease significantly in the future as a result of the acquisition. The combined revenue from this wireless carrier consolidation accounted for approximately 5% of our revenue for the year ended December 31, 2005, some portion of which we may lose.

In the past, primarily during 2002 and 2003, a number of our customers have filed bankruptcy proceedings, including MCI. In connection with those proceedings, customers in bankruptcy may choose to assume or reject their contracts with us. If they choose to reject those contracts, our only recourse is an unsecured claim for rejection damages that is likely to result in little or no compensation to us for the lost revenue. We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects represented 2.0%, 1.5%, and 1.2% of monthly revenue in 2003, 2004 and 2005, respectively. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt.

We have been carrying substantial amounts of debt, and our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for each of our outstanding series of senior notes, we may incur significant additional indebtedness in the future. As of December 31, 2005, our total long term debt and capital lease obligations were approximately $1.2 billion.

Our substantial indebtedness could have several important effects on us. For example:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate purposes may be limited;

•	we may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors; and

•	our ability to withstand competitive pressure may decrease.

Our revolving credit facility and term loan B and the indentures relating to each outstanding series of our senior notes contain restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.

The credit agreement for our revolving credit facility and term loan B limits, and the indentures relating to each outstanding series of our senior notes also limit, and in some circumstances prohibit, our ability to, among other things:

•	incur additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in sale-leaseback transactions;

•	engage in transactions with stockholders and affiliates;

•	guarantee debts;

•	create liens;

•	sell assets;

•	issue or sell capital stock of subsidiaries; and

•	engage in mergers and acquisitions.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if we do not comply with these covenants and financial covenants in our credit agreement that require us to maintain certain minimum financial ratios, the indebtedness outstanding under our credit agreement, and by reason of cross-acceleration or cross-default provisions, our senior notes and any other outstanding indebtedness we may then have, could become immediately due and payable. If we are unable to repay those amounts, the lenders under the credit agreement could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under our credit agreement were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness. In addition, the lenders under our credit agreement could refuse to lend funds if we are not in compliance with our financial covenants. We could fail to comply with the covenants in the future due to many factors, including losses of revenue due to customer disconnects or other factors or reduction in margins due to pricing pressures or rising costs.

We will require substantial capital to expand our operations.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Our 2005 capital expenditures were $162.5 million, and our estimate of our 2006 capital expenditures is $165 million to $175 million. We also expect to have substantial capital expenditures thereafter.

Our wholly-owned subsidiary has a senior secured revolving credit facility that, subject to certain conditions, allows us to borrow up to $110 million. We may be required to seek additional financing if:

•	our business plans and cost estimates are inaccurate;

•	we are not able to generate sufficient cash flow from operations to service our debt, fund our capital expenditures and finance our business operations;

•	we decide to significantly accelerate the expansion of our business and existing networks; or

•	we consummate acquisitions or joint ventures or other strategic transactions that require incremental capital.

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

We may complete a significant business combination or other transaction that could increase our shares outstanding, and may result in a change in control, and which may also affect our leverage.

We regularly evaluate potential acquisitions, joint ventures and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. If we enter into a definitive agreement with respect to any acquisition, joint venture or other arrangement, we may require additional financing that could result in an increase in our leverage, result in a change of control, increase the number of outstanding shares, or all of these effects. A substantial transaction may require the consent of our lenders. There can be no assurance that we will enter into any transaction or, if we do, on what terms. In addition, the success of any significant acquisition or business combination is dependent, in part, on our ability to successfully integrate the acquired business into ours, which also carries substantial risks.

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory rate reform, and we may experience further such reductions in the future.

Over the past several years FCC regulations have reduced our interstate access revenue as well as our reciprocal compensation revenue associated with the exchange of dial-up ISP-bound traffic. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate, possibly including “bill and keep” (i.e., traffic would be exchanged without charge). Such charges could materially reduce our switched access or reciprocal compensation revenue. Proposals that include a single rate are likely to impact only switched access revenue. Such a regime would likely create an opportunity for us to recover some, but not all, lost intercarrier compensation revenue directly from end users. Switched access and reciprocal compensation together have been declining over time and represented 8% of our 2003 revenue, 6% of our 2004 revenue, and 5% of our 2005 revenue. Even without a significant change in FCC regulations, we anticipate that the contribution to revenue and Modified EBITDA from these services will continue to decline over time due to the decline in minutes terminated over our network as Internet service provider customers disconnect primary rate interface services. We cannot assure you that we will be able to compensate for the reduction in switched access and/or reciprocal compensation revenue with other revenue sources or increased volume.

We may be adversely affected by changes in the regulation of special access services.

We provide special access services in competition with ILECs, and we also purchase special access services from ILECs to extend the reach of our network. A significant change in the regulations governing special access services could result in either significant reductions in the special access prices charged by our ILEC competitors or in the elimination of regulations that increase the likelihood that ILECs will sell us special access on reasonable terms and conditions.

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

With respect to special access services that we purchase from ILECs, those carriers have argued before the FCC that their broadband services, including special access services, should no longer be subject to regulation governing price and quality of service. In August 2005, the FCC adopted an order in the Wireline Broadband Internet Access proceeding that classified wireline broadband Internet Access services, including the underlying transmission facilities, as information services not subject to regulation as telecommunications services. However, the FCC specifically excluded from this classification special access and ethernet transmission services we require for off-net building access. These services will remain subject to regulation as telecommunications services. Further, in the recent orders approving the SBC/AT&T and Verizon/MCI mergers, the FCC conditioned its approval upon the two companies not increasing their rates for special access for a period of 30 months, which will provide us with a period of price stability. We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price-cap regulation to protect against unreasonable price increases. The FCC is expected to rule on this matter before the expiration of the 30-month period. We cannot assure you that we will continue to be able to obtain special access service on reasonable terms and conditions.

We may be adversely affected by changes to the Communications Act.

Congress will likely consider adopting significant revisions to the Communications Act at some point over the next several years. As part of that process, Congress is likely to consider proposals for new statutory provisions requiring intercarrier compensation reform and the deregulation of incumbent local exchange broadband services (including the elimination of the incumbent local exchange carriers’ unbundling obligations and regulations governing special access services). The adoption of a new intercarrier compensation regime and the deregulation of ILEC broadband service would pose the risks described above regarding analogous FCC action.

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

We operate in an increasingly competitive environment and some companies may have competitive advantages over us. Most ILECs offer substantially the same services as we offer, in some cases at higher prices and in some cases at lower prices. ILECs benefit from:

•	long-standing relationships with their customers;

•	greater financial and technical resources;

•	the ability to subsidize local services with revenue from unrelated businesses; and

•	recent regulatory decisions that decrease regulatory oversight of ILECs.

Recent consolidations involving ILECs and others may result in fewer, but stronger competitors. Further consolidation would occur if AT&T Inc.’s proposed acquisition of BellSouth Corp. is consummated. We also face competition from other CLECs. We believe that weakness in the CLEC sector has led to price competition and downward pricing pressure as certain competitors seek to increase their short-term revenue by utilizing excess capacity for new sales. Our revenue and margins may also be reduced from price cutting by other telecommunications service providers that may require us to adjust prices for existing services upon contract renewals. In particular, we believe that in some of the markets in which we operate, the ILECs are pricing their business services more aggressively than in the past, which could adversely affect our future revenues and margins.

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

Under U.S. generally accepted accounting principles, or U.S. GAAP, we are required to review the carrying amounts of our assets to determine whether current events or circumstances warrant adjustments to those amounts. These determinations are based in part on our judgments regarding the cash flow potential of various assets, and involve projections that are inherently subject to change based on future events. If we conclude in the future that the cash flow potential of any of our assets is significantly less than we believed at the time of purchase, and that conclusion is based on a long-term rather than short-term trend, we may need to record an impairment charge. As a result of such an analysis, we recorded a non-cash impairment charge of $212.7 million in the fourth quarter of 2002 with respect to certain long haul network assets we acquired from GST Telecommunications, Inc. out of bankruptcy and certain other local network assets. Any additional impairment charges would have a negative impact on our earnings.

Terrorism or other business disruptions could affect our future operating results.

Our operating results and financial condition could be materially and adversely affected in the event of a catastrophic event such as a terrorist attack on the United States, or a major earthquake, fire, hurricane or similar event that affects our central offices, corporate headquarters, network operations center or other facilities. Although we have implemented measures that are designed to mitigate the effects of a catastrophic event, we cannot predict the impact of such events.

We depend on third party vendors for information systems.

We have entered into agreements with vendors that provide for the development and operation of information technology systems such as billing systems. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could have a material adverse effect on our operations and our ability to monitor costs, bill customers, provision customer orders, and achieve operating efficiencies.

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

We currently license fiber optic capacity from Time Warner Cable and an affiliate of Advance/Newhouse in 23 of our markets, and we must reimburse Time Warner Cable and Advance/Newhouse for the license and franchise fees associated with the fiber optic capacity we license from them. In addition, in certain cities and municipalities where we provide network services over our own fiber optic facilities, we pay license or franchise fees for the use of public rights-of-way. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risks that other cities may start imposing fees, fees will be increased, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Increases in fees may have a negative impact on our financial condition. Similarly, the owners of poles to which Time Warner Cable or Advance/Newhouse attach facilities for which we hold a license may seek to impose higher pole attachment fees based on certain regulatory decisions, and if the pole owners’ positions prevail we may be required to pay such increased fees under the terms of our capacity license with Time Warner Cable and Advance/Newhouse. An increase in pole attachment fees could have a negative impact on our financial condition. Time Warner Cable and Advance/Newhouse may terminate our capacity license before expiration upon:

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

The Financial Accounting Standards Board has issued Statement No. 123R, “Share-Based Payments,” or SFAS 123R, which requires all companies to treat the fair value of stock options granted to employees as an expense beginning January 1, 2006. Prior to the issuance of SFAS 123R, we were generally not required to record compensation expense in connection with stock option grants. The attractiveness to us of granting stock options will be reduced because of the additional expense we will be required to record in connection with these grants, which will negatively impact our results of operations. For example, if we had been required to expense stock option grants by applying the measurement provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” our recorded net loss for the year ended December 31, 2005 of $108.1 million and loss per share of $0.93 would have been a net loss of $123.7 million and loss per share of $1.06. Nevertheless, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, our results of operations will be negatively impacted by SFAS 123R with respect to our unvested options as of the date of adoption and further as we continue to use stock options as an employee recruitment and retention tool.

Risks Relating to Our Ownership Structure

We are controlled by the Class B Stockholders.

The Class B Stockholders hold all the outstanding shares of our Class B common stock. At December 31, 2005, the Time Warner Inc. stockholder group held 71% of our voting power and 43% of our outstanding common stock, and the Advance/Newhouse stockholder group held 22% of our voting power and 13% of our outstanding common stock. The Class B Stockholders generally have the collective ability to control all matters requiring stockholder approval.

Our Board of Directors consists of nine director positions. Under a stockholders’ agreement, the Time Warner Inc. stockholder group has the right to designate four members for the board of directors, the Advance/Newhouse stockholder group has the right to designate one member, and the Class B Stockholders have the power to elect the other members of the board.

Circumstances could arise in which the interests of the Class B Stockholders, as equity holders, could conflict with the interests of our Class A Stockholders. In addition, the Class B Stockholders may have an interest in pursuing acquisitions, divestitures, financings, and other transactions that could, in their judgment, enhance their investment, even though such transactions could impose risks on our Class A Stockholders and debt holders. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guaranties for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Time Warner Inc. can sell control of us at any time, and sales by the Class B Stockholders could adversely affect us.

The stockholders’ agreement among the Class B Stockholders provides that, subject to the rights of first refusal of the other holders of Class B common stock, the Class B Stockholders may transfer their Class B common stock. If a holder sells all, but not less than all, of its Class B common stock as shares of Class B common stock, such holder may transfer its right to nominate Class B nominees for election to the board of directors. In addition, Advance/Newhouse has the right to participate in certain sales by the Time Warner Inc. stockholder group of its Class B common stock and any Class A common stock Time Warner Inc. may own, or Advance/Newhouse may elect to sell its shares at any time in an unrelated transaction. Each Class B stockholder has registration rights that require us to file a registration statement upon the request of one or more Class B stockholders registering such stockholders’ sale of our common stock.

Time Warner Inc. has engaged in the sale of non-strategic assets, and has indicated to us that it does not consider its investment in us to be strategic. Time Warner Inc. has informed us that it may monetize or otherwise dispose of its investment in us. A sale by Time Warner Inc. of some or all of its shares of our stock could adversely affect us in a variety of ways depending on the size of the transaction and whether it is done in the form of a sale of Class B common stock to a third party or as a sale of Class A common stock. Also, a change of control event as defined in our debt agreements could trigger a requirement that we repurchase some or all of our debt obligations. If Time Warner Inc. or Advance/Newhouse sold all or a substantial portion of its shares as a sale of Class A common stock and the other Class B stockholder retained its Class B shares, the remaining Class B stockholder would continue to control us. The sale of common stock by the Class B Stockholders could have other adverse impacts on our business that we cannot predict at this time. We do not know when Time Warner Inc. or Advance/Newhouse may engage in any such transaction.

We may discontinue the use of the “Time Warner” name either because we decide to adopt a different brand or due to expiration of our trade name license agreement with Time Warner.

We have been evaluating whether we want to continue to use the Time Warner Telecom name in the long term because of confusion in the markets also served by Time Warner Cable, which has also been selling business services for several years and may expand its competing services. See “The Class B Stockholders and their affiliates may compete with us” below. Our Trade Name License Agreement with Time Warner Inc. expires in July 2006. Time Warner Inc. has advised us that it intends to renew the agreement through July 2007 and to terminate the agreement thereafter. As a result, we would be required to change our name to one such as “TW Telecom” or some other name that does not include “Time Warner,” which would be consistent with our rebranding considerations. Time Warner Inc. has advised us that it would grant us a perpetual license to the “TW Telecom” trademark, under terms to be determined, if we choose to use that name, subject to automatic termination under certain circumstances to be defined in the license agreement. Although we believe that separate branding may be beneficial to our business, the impact on our business of a name change is uncertain and could be adverse.

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

Both Time Warner Inc. and Advance/Newhouse are diversified communications providers. They are not restricted from competing with us. We are aware that an affiliate of Time Warner Inc. offers Internet access and data services for smaller and medium-sized business customers that we believe are similar to services that we offer to these customers and that Time Warner Cable has competed with us to gain business customers for transport services in some of our markets. They may, now or in the future, provide these or other services in competition with our services. On the other hand, a provision in our capacity license agreement with Time Warner Cable precludes us, until 2028, from utilizing fiber capacity licensed from Time Warner Cable or Advance/Newhouse to offer any residential services or providing any entertainment, information or content services without the consent of the Class B Stockholders in the service areas in which we license capacity from the Class B Stockholders. Our business may be adversely affected if the Class B Stockholders or their affiliates chose to expand their existing competing services or to offer additional competing services.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.    Properties

We lease network hub sites and other facility locations and sales and administrative offices, including some from Time Warner Cable and from Bright House Networks, LLC, in each of the cities in which we operate networks. During 2005, 2004, and 2003, rental expense for our facilities and offices totaled approximately $29.5 million, $28.5 million, and $29.6 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 107,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, and approximately 130,000 square feet of space in Greenwood Village, Colorado, where our national operations center and other administrative functions are located.

Item 3.    Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary cause of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has traded on the Nasdaq National Market under the symbol “TWTC” since May 12, 1999. The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters of 2005 and 2004 as reported on the Nasdaq National Market:

Period	High	Low
2005
First Quarter	$4.59	$3.31
Second Quarter	6.09	3.76
Third Quarter	8.10	5.89
Fourth Quarter	10.02	6.84

2004
First Quarter	$12.71	$5.81
Second Quarter	6.63	3.14
Third Quarter	5.27	3.85
Fourth Quarter	5.43	3.77

Dividends

We have never paid or declared any dividends and do not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for each of our outstanding series of Senior Notes and the credit agreement governing our revolving credit facility and term loan contain covenants that effectively prevent us from paying cash dividends on our common stock for the foreseeable future.

Number of Stockholders

As of February 28, 2006, there were 338 holders of record of our Class A common stock, and six holders of record of the Class B common stock, including four wholly owned subsidiaries of Time Warner Inc., Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation. We believe that there are in excess of 13,000 beneficial owners of our Class A common stock.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share and operating data amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$341,779	332,577	361,038	373,928	391,464
Switched services	166,808	157,905	152,789	146,304	152,022
Data and Internet services	162,834	124,805	104,576	90,293	63,439
Intercarrier compensation (2)	37,306	37,800	51,188	85,049	130,782

Total revenue	708,727	653,087	669,591	695,574	737,707

Costs and expenses (3):
Operating	264,517	261,285	264,322	279,351	315,682
Selling, general, and administrative	193,052	178,317	172,925	227,007	237,698
Depreciation, amortization, and accretion	238,180	230,688	223,904	237,310	207,571
Restructure charge (4)	—	—	—	—	6,838
Impairment of assets	—	—	—	212,667	—

Total costs and expenses	695,749	670,290	661,151	956,335	767,789

Operating income (loss)	12,978	(17,203)	8,440	(260,761)	(30,082)
Interest and other income (expense), net	(121,042)	(115,198)	(93,790)	(104,674)	(99,341)

Loss before income taxes and cumulative effect of change in accounting principle	(108,064)	(132,401)	(85,350)	(365,435)	(129,423)

Income tax expense (benefit)	—	636	1,021	600	(48,256)

Net loss before cumulative effect of change in accounting principle	(108,064)	(133,037)	(86,371)	(366,035)	(81,167)

Cumulative effect of change in accounting principle (5)	—	—	2,965	—	—

Net loss	$(108,064)	(133,037)	(89,336)	(366,035)	(81,167)

Basic and diluted loss per share	$(0.93)	(1.15)	(0.78)	(3.19)	(0.71)

Other Operating Data:
Modified EBITDA (2)(6)(7)	$251,158	213,485	232,344	189,216	177,489
Modified EBITDA margin (2)(6)(8)	35%	33%	35%	27%	24%
Net cash provided by operating activities	$128,420	86,541	123,621	61,566	197,925
Capital expenditures	$162,521	171,833	129,697	104,831	425,452

Operating Data (as of the end of each period presented):
Operating networks	44	44	44	44	44
Route miles	20,604	19,169	18,276	17,390	16,806
Fiber miles	965,274	917,461	898,493	823,977	758,060
Employees	2,034	1,986	2,009	1,893	2,661

Balance Sheet Data (as of the end of each period presented):
Cash, cash equivalents, and cash held in escrow	$210,834	130,052	353,032	506,460	365,600
Investments	182,689	302,454	125,561	—	18,454
Property, plant, and equipment, net	1,226,950	1,303,092	1,363,247	1,455,891	1,811,096
Total assets	1,792,536	1,905,588	2,005,883	2,149,256	2,398,954
Long-term debt and capital lease obligations	1,246,362	1,249,197	1,203,383	1,206,030	1,063,368
Total stockholders’ equity	$264,514	367,158	497,799	585,235	948,713

(1)	Includes revenue resulting from transactions with affiliates of $16.9 million, $19.9 million, $33.4 million, $31.8 million, and $25.5 million in 2005, 2004, 2003, 2002, and 2001, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements that totaled $3.9 million, $19.1 million, and $37.0 million in 2003, 2002, and 2001, respectively.
(3)	Includes expenses resulting from transactions with affiliates of $8.0 million, $6.9 million, $5.6 million, $3.7 million, and $4.4 million in 2005, 2004, 2003, 2002, and 2001, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these expenses.
(4)	Includes $2.4 million for a non-cash facilities impairment charge.
(5)	During 2003, we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements.
(6)	“Modified EBITDA” means net income (loss) before depreciation, amortization, and accretion, interest and other income (expense), net, non-cash asset impairment charges, income tax expense (benefit), and cumulative effect of change in accounting principle. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles Rather, Modified EBITDA is a measure of operating performance that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe Modified EBITDA trends are a valuable indication of whether our operations are able to produce cash flows to fund working capital needs, service debt obligations, and fund capital expenditures. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of each of our outstanding series of senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(7)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Net loss	$(108,064)	(133,037)	(89,336)	(366,035)	(81,167)
Cumulative effect of change in accounting principle	—	—	2,965	—	—
Income tax expense (benefit)	—	636	1,021	600	(48,256)
Interest and other income (expense), net	121,042	115,198	93,790	104,674	99,341
Impairment of assets	—	—	—	212,667	—
Depreciation, amortization and accretion	238,180	230,688	223,904	237,310	207,571

Modified EBITDA	$251,158	213,485	232,344	189,216	177,489

(8)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a leading provider of managed network solutions to a wide range of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, ILECs, CLECs, wireless communications companies, and ISPs. We operate in 44 metropolitan markets that have high concentrations of medium- and large-sized businesses.

As of December 31, 2005, our fiber networks spanned 20,604 route miles and contained 965,274 fiber miles. As of that date, we offered service to 5,982 buildings served entirely by our facilities (on-net) and 16,246 buildings served through the use of our fiber network, and our switching facilities (for switched services) with a leased service from other carriers to connect our distribution ring to the customer location. We continue to expand our footprint within our existing markets by connecting our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services that provide customers the ability to offer a virtual presence in a remote city.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently, the Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, or Advance/Newhouse, (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock.

Our revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data, and high-speed Internet access services. Our customer revenue mix for fiscal years ended December 31, 2005 and 2004 breaks down as follows:

	Revenue
	2005	2004
Enterprise / End Users	56%	51%
Carrier / ISP	37%	40%
Affiliates	2%	3%
Intercarrier Compensation	5%	6%

	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•

Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP based services, security, IP based voice applications, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for 2005 grew 30% compared to the same period in 2004. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity.

Revenue increased 9% in 2005, to $708.7 million primarily due to revenue from enterprise customers across all lines of business while carrier revenue remained relatively stable.

Our annual revenue increased from $55.4 million in 1997 to $737.7 million in 2001. In early 2001, general economic conditions and the downturn in the telecommunications sector began to negatively impact our revenue. Our revenue decreased 6% in 2002 from 2001 and decreased 4% in 2003 from 2002 and declined 2% in 2004 from 2003. The decline in revenue resulted from customer disconnects, including service disconnections by MCI, which was then our largest customer, and from a decrease in intercarrier compensation, as more fully explained later in this section.

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects represented 2.0%, 1.5%, and 1.2% of monthly revenue in 2003, 2004 and 2005, respectively. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired, we may lose a portion of their business, which could be significant. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. SBC’s merger with AT&T could result in the combined company buying less local transport service from us in SBC’s local service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the year ended December 31, 2005. AT&T Inc.’s announced acquisition of BellSouth Corp., if consummated, could result in AT&T Inc. buying less local transport services from us in BellSouth Corp.’s local service area in the long run. However, the impacts of this consolidation may be mitigated by revenue commitments in our agreement with AT&T. AT&T’s purchases from us in BellSouth’s local area accounted for 2% of our revenue in the year ended December 31, 2005. We cannot predict whether or the extent to which the AT&T/BellSouth transaction, if consummated, will affect our revenue. We also believe revenue from a wireless carrier that was recently acquired is likely to decrease significantly in the future as a result of the acquisition. The combined revenue from this consolidation accounted for approximately 5% of our revenue for the year ended December 31, 2005, some portion of which we may lose.

Our revenue and margins may also be reduced as a result of price-cutting by other CLECs and telecommunications service providers. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, especially as existing contracts expire and we negotiate renewals.

Customers that have filed for bankruptcy or have experienced other financial difficulties impacted our bad debt expense from 2000 to 2002. Bad debt expense as a percentage of revenue increased from 3% in 2000 to 5% in 2002. We had essentially no bad debt expense for 2003 due to the recovery of expenses previously recorded from the MCI bankruptcy that were reversed as a result of settlements with MCI. Excluding the impact of the settlements of $15.1 million and $2.3 million, bad debt expense decreased to 2% of revenue for 2003 and 0% of revenue for 2004 and 2005 due to successful collection efforts and a reduction in receivable write-offs related to customer bankruptcies. The improved collections experienced in 2003, 2004 and 2005 were the result of added controls, including more stringent credit reviews on new and existing customers, collecting deposits on higher risk accounts, and more aggressive collection efforts. Although we have experienced a continued improvement in bad debt expense, there is no assurance that this trend will continue.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet. Revenue from our enterprise customer base grew 18% in 2005 as compared to 15% in 2004, and represented 56% of our total revenue in 2005 as compared to 51% in 2004. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to increase the rate of revenue growth from enterprise customers will in part depend upon the success of initiatives we have implemented to improve customer retention and the success of new product offerings targeted at enterprise customers. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable despite weakness in the IXC sector, which has limited our revenue growth from those customers. Carrier revenue represented 37% of our total revenue in 2005 as compared to 40% in 2004. We continue to experience service disconnections from carriers and ISPs and expect an increase in disconnections related to wireless industry consolidation. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Intercarrier Compensation Revenue and Expense

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling reduced rates over three years and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 2% and 3% of revenue for the years ended December 31, 2005 and 2004, respectively. The FCC indicated that it intends to commence further rulemaking proceeding on intercarrier compensation that we do not expect will result in an order until later in 2006. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Historically, the FCC has regulated the access rates imposed by the ILECs, while the access rates of CLECs have been less regulated. In June 2001, the FCC began regulating CLECs’ interstate switched access charges. Our rates were reduced pursuant to that order and continued to decline through June 2004 to parity with the rates of the ILEC in each of our service areas. In addition, when a CLEC enters a new market, its access charges may be no higher than the ILEC’s. The order does not affect the rates stipulated in our contracts with certain long distance carriers, although certain contracts provide for access rate reductions in relation to volume commitments. We experienced mandatory rate decreases in June 2004 and expect that switched access revenue will continue to decline as a percentage of revenue due to anticipated future rate reductions. Switched access revenue represented 3% of revenue for each of the years ended December 31, 2005 and 2004.

Related Parties

In the normal course of business, we engage in various transactions with affiliates of our Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. We benefit from our relationship with Time Warner Cable both through access to local rights-of-way and construction cost sharing. We have similar arrangements with a partnership owned by affiliates of our Class B Stockholders that is currently managed by Bright House Networks LLC (“Bright House”), an affiliate of Advance/Newhouse. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from Time Warner Cable or Bright House. As of December 31, 2005, our property, plant, and equipment included $193.0 million in licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of Time Warner Inc. and from Bright House for office rent, utilities, and other administrative costs. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. We provide dedicated transport services, switched services and data and Internet services to affiliates of Time Warner Inc. and Bright House. Revenue for services we provided to Time Warner Inc. affiliates and Bright House was $15.8 million and $1.1 million, respectively, for the year ended December 31, 2005. We expect that revenue from the ISP portion of Time Warner’s business will decline in the future as Time Warner’s affiliates use more of their own facilities. Operating and selling, general, and administrative expenses for amounts paid to Time Warner Cable and Bright House were $6.9 million and $1.1 million, respectively, for the year ended December 31, 2005.

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

Our 2005 assessment resulted in the determination that the estimated future undiscounted cash flows for each market exceeded the carrying value of its long lived assets. If we were to change assumptions in such a way as to reduce the amount of future cash flows expected from any particular asset, in some cases we would be required to recognize asset impairment losses in our results of operations. For example, a hypothetical 20% reduction in the projected Modified EBITDA for each market would result in an asset impairment of approximately $32 million as of December 31, 2005.

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

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. A 10% unfavorable change in the estimates used for such reserves would have resulted in approximately an $11 million increase in net loss for the year ended December 31, 2005.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At December 31, 2005, our net deferred tax asset after a valuation allowance of $279.6 million was $58.8 million.

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

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 123R, Share-Based Payments (“SFAS 123R”). The statement is effective for us as of January 1, 2006 and requires recognition of compensation cost in the statement of operations for all share-based payments (including employee stock options) at fair value on the date of grant. SFAS 123R applies to all future grants, as well as the unvested portion of existing grants as of December 31, 2005 related to existing grants. Of our existing stock option grants as of December 31, 2005, we had approximately $25.5 million of unamortized expense which will be slightly offset by estimated forfeitures. This expense will be recognized over the remaining vesting period of up to four years, beginning in our first fiscal quarter of 2006.

Our stock option expense under SFAS 123, as disclosed in the pro-forma disclosure in Item 8, Note 1 of our consolidated financial statements, has a significant pro-forma impact on our results of operations and has been impacted by the high volatility of our stock price. As a result, we expect that application of the provisions of SFAS 123R will have a significant impact on our reported net income (loss) and earnings (loss) per share. The Company estimates that in 2006 the impact on reported net income (loss) could be $10 million to $15 million. Actual results could differ from those estimates depending on the volatility of our stock price and the number of stock options granted among other factors.

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

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2005		2004		2003
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Dedicated transport services	$341,779	48%	$332,577	51%	$361,038	54%
Switched services	166,808	24	157,905	24	152,789	23
Data and Internet services	162,834	23	124,805	19	104,576	16
Intercarrier compensation (2)	37,306	5	37,800	6	51,188	7

Total revenue	708,727	100	653,087	100	669,591	100

Costs and expenses (3):
Operating	264,517	37	261,285	40	264,322	39
Selling, general, and administrative	193,052	27	178,317	27	172,925	26
Depreciation, amortization, and accretion	238,180	34	230,688	35	223,904	34

Total costs and expenses	695,749	98	670,290	102	661,151	99

Operating income (loss)	12,978	2	(17,203)	(2)	8,440	1
Interest expense	(134,262)	(19)	(122,391)	(19)	(103,642)	(15)
Interest income	13,220	2	6,483	1	5,858	1
Investment gains, net	—	—	710	—	3,994	—

Loss before income taxes and cumulative effect of change in accounting principle	(108,064)	(15)	(132,401)	(20)	(85,350)	(13)
Income tax expense	—	—	636	—	1,021	—

Net loss before cumulative effect of change in accounting principle	(108,064)	(15)	(133,037)	(20)	(86,371)	(13)
Cumulative effect of change in accounting principle (4)	—	—	—	—	2,965	—

Net loss	$(108,064)	(15)%	$(133,037)	(20)%	$(89,336)	(13)%

Basic and diluted loss per common share	$(0.93)		$(1.15)		$(0.78)
Weighted average shares outstanding, basic and diluted	116,315		115,665		114,998
Modified EBITDA (2)(5)(6)	$251,158	35%	$213,485	33%	$232,344	35%
Net cash provided by operating activities	128,420		86,541		123,621
Net cash used in investing activities	(35,255)		(338,770)		(250,685)
Net cash provided by (used in) financing activities	(12,383)		29,249		(26,364)

(1)	Includes revenue resulting from transactions with affiliates of $16.9 million, $19.9 million, and $33.4 million in 2005, 2004 and 2003, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	Includes favorable reciprocal compensation settlements of $3.9 million in 2003.
(3)	Includes expenses resulting from transactions with affiliates of $8.0 million, $6.9 million, and $5.6 million in 2005, 2004 and 2003, respectively. See Note 4 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(4)	During 2003, we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements.

(5)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, and income tax expense (benefit). Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of each of our outstanding series of senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between net income (loss) and Modified EBITDA appears in Note 7 to Item 6, “Selected Financial Data.”
(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.    Total revenue increased $55.6 million, or 9%, to $708.7 million for the year ended December 31, 2005 from $653.1 million for the comparable period in 2004. Revenue from dedicated transport services increased $9.2 million, or 3%, to $341.8 million for 2005 from $332.6 million for 2004. The increase in dedicated transport services revenue resulted primarily from increased sales to enterprise customers and several large carrier customers.

Switched service revenue increased $8.9 million, or 6%, to $166.8 million for the year ended December 31, 2005 from $157.9 million for the comparable period in 2004. The increase is primarily due to growth in bundled voice product sales.

Data and Internet services revenue increased $38.0 million, or 30%, to $162.8 million for 2005 from $124.8 million for 2004. The increase primarily resulted from growth in enterprise customers and our Ethernet and IP product sales.

Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $0.5 million, or 1%, to $37.3 million for 2005 from $37.8 million for 2004. Reciprocal compensation rates are established between the parties based on federal and state regulatory rulings. The decrease is the result of government-mandated rate reductions and fewer minutes of use offset by a dispute settlement.

Operating Expenses.    Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of operations and engineering personnel, as well as costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses increased $3.2 million, or 1%, to $264.5 million for 2005 from $261.3 million for 2004. The increase in operating expenses is primarily due to revenue growth which resulted in higher direct costs and rights of way associated with serving our customers, higher maintenance costs to support continued investment in our network, and an increase in employee compensation. These increases were partially offset by selling higher margin products and by reducing costs paid to other carriers for facility leases which resulted in an increase in gross margin (revenue less operating expenses) of 3% from 60% in 2004 to 63% in 2005.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses consist of salaries and related costs for employees other than those involved in operations and engineering, and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $14.8 million, or 8%, to $193.1 million for 2005 from $178.3 million for 2004. The increase in selling, general, and administrative expenses primarily resulted from higher employee compensation from merit increases and an increase in commissions from improved sales and customer retention, as compared to the same period last year. These increased costs were somewhat offset by favorable settlements related to transactional tax audits. Selling, general, and administrative expenses were 27% of revenue for each of the years ended December 31, 2005 and 2004.

Depreciation, Amortization, and Accretion.    Depreciation, amortization, and accretion expense increased $7.5 million, or 3%, to $238.2 million for 2005 from $230.7 million for 2004. The increase was primarily attributable to additions to property, plant and equipment made through 2004 and 2005 partially offset by the retirement of assets in 2005.

Interest Expense.    Interest expense increased $11.9 million to $134.3 million in 2005 from $122.4 million for 2004. The increase in interest expense is primarily due to $14.0 million of deferred loan costs and call premiums that were expensed in connection with the early redemption of the $400 million 9 3/4% Senior Notes and the reduction of the revolving credit facility as compared to the deferred loan costs and other fees of $8.9 million that were expensed related to the credit facility that was repaid and terminated in 2004. The increase in interest expense is also attributable to higher average interest rates and debt balances for the year ended December 31, 2005 compared to 2004.

Interest Income.    Interest income increased $6.7 million to $13.2 million in 2005 from $6.5 million in 2004. The increase is due to higher average interest rates.

Income Taxes.    Income tax expense was $0.0 million for 2005 compared to $0.6 million for 2004. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2005 our valuation allowance was $279.6 million, which reduces our net deferred tax asset. As of December 31, 2005, net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Net Loss and Modified EBITDA.    Net loss decreased $24.9 million, or 19%, to $108.1 million for the year ended December 31, 2005 from $133.0 million for the comparable period in 2004. The change primarily resulted from an increase in Modified EBITDA of $37.7 million to $251.2 million for the year ended December 31, 2005, from $213.5 million for the comparable period in 2004. Modified EBITDA margin was 35% for the year ended December 31, 2005 as compared to 33% for the same period last year. The improvement resulted from increases in revenue partially offset by corresponding increases in operating expenses and selling, general and administrative expenses as described above. The impact on net loss of higher Modified EBITDA was somewhat offset by the increase in interest expense as described above.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue.    Revenue decreased $16.5 million, or 2%, to $653.1 million for 2004 from $669.6 million for 2003. Revenue from dedicated transport services decreased $28.5 million, or 8%, to $332.6 million for 2004 from $361.0 million for 2003. The decrease in dedicated transport revenue resulted primarily from net customer disconnects and price adjustments for existing services upon contract renewals. Additionally, in September 2003, as part of the MCI bankruptcy proceedings, we reached a settlement with MCI that resolved a number of open disputes and claims (the “MCI Settlement”), including amounts payable to and from each party. The impact of the MCI settlement on transport revenue was $1.7 million in 2004 as compared to $6.9 million in 2003.

Switched service revenue increased $5.1 million, or 3%, to $157.9 million for 2004 from $152.8 million for 2003. The increase is primarily due to an increase in bundled voice services somewhat offset by a reduction in contract termination and other nonrecurring revenue.

Data and Internet services revenue increased $20.2 million, or 19%, to $124.8 million for 2004 from $104.6 million for 2003. The increase primarily resulted from growth in enterprise customers and their demand for Internet services and new IP and Ethernet based products. The increase was partially offset by the impact of the MCI settlement on data and Internet revenue of $7.3 million in 2003 as compared to $0.7 million in 2004.

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

Operating Expenses.    Operating expenses decreased $3 million, or 1.0%, to $261.3 million for 2004 from $264.3 million for 2003. The decrease in operating expenses is primarily due to an increase in capitalized labor costs resulting from increased capital spending as compared to a year ago; partially offset by an increase in network facility costs from the growth in the enterprise customer base and an increase in employee related costs. Operating expenses were 40% of revenue in 2004, compared to 39% in 2003.

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

Investment Gains (Losses).    We sold certain investments and recognized a gain of $0.7 million and $4.0 million in 2004 and 2003, respectively.

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

At December 31, 2005, we had $1.2 billion of debt and $393.5 million of cash and cash equivalents and short-term investments (net debt of $857.1 million, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of debt and $432.5 million of cash and cash equivalents and short-term investments (net debt of $818.1 million) at December 31, 2004. The increase in net debt relates primarily to cash used for capital expenditures and cash interest payments, partially offset by cash provided by operating activities resulting from Modified EBITDA and changes in working capital. These components of cash flow are discussed more fully below.

As of December 31, 2005, our working capital ratio (current assets divided by current liabilities) was 1.83, which was relatively flat as compared to our working capital ratio of 1.79 as of December 31, 2004.

Cash Flow Activity

Cash and cash equivalents were $210.8 million and $130.1 million as of December 31, 2005 and 2004, respectively. In addition, we had investments of $182.7 million and $302.5 million as of December 31, 2005 and 2004, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,
	2005	2004	2003
	(amounts in thousands)
Cash provided by operating activities	$128,420	$86,541	$123,621
Cash used in investing activities	(35,255)	(338,770)	(250,685)
Cash (used in) provided by financing activities	(12,383)	29,249	(26,364)

Increase (decrease) in cash and cash equivalents	$80,782	$(222,980)	$(153,428)

Operations.    Cash provided by operating activities was $128.4 million for the year ended December 31, 2005 compared to $86.5 million for the same period in 2004. This increase in cash provided by operating activities primarily relates to higher Modified EBITDA and an increase in working capital from deferred revenue on government projects offset by higher interest payments. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees, among other items.

Cash provided by operating activities decreased $37.1 million for 2004 compared to 2003, primarily related to the increased net loss and a net increase in working capital items. Cash provided by operating activities in 2003 was significantly impacted by improved collection activity as well as the benefits of the MCI Settlement.

Investing.    Cash used in investing activities was $35.3 million in 2005 compared to $338.8 million for 2004. The change primarily relates to net proceeds from maturities of investments. Additionally, purchases of investments decreased as we shifted our funds to cash equivalents in anticipation of upcoming interest payments. Our total investments decreased $119.8 million from December 31, 2004 to $182.7 million as of December 31, 2005 as a result of this shift. Capital expenditures in 2005 were $162.5 million, the majority of which were to expand our network and to reach new customer buildings, compared to $171.8 million in 2004.

Cash used in investing activities was $338.8 million in 2004 compared to $250.7 million for 2003. The increase of $88.1 million primarily relates to capital expenditures and net purchases of investments. Our investments increased to $302.5 million as of December 31, 2004 due to our decision to invest in longer term investments. Capital expenditures in 2004 were $171.8 million of which the majority was spent to expand our networks and to reach new customer buildings, and deploy new products compared to $129.7 million in 2003.

Financing.    Cash used in financing activities was $12.4 million for the year ended December 31, 2005, primarily related to net cash used to redeem $400 million of 9 3/4% Senior Notes due 2008, offset by the issuance of an additional $200 million of 9 1/4% Senior Notes due 2014 and a $200 million Term Loan B due 2010, as described more fully below. Financing activities provided $29.2 million in cash for the year ended December 31, 2004 and were primarily related to the net proceeds for the issuance of debt and repayment of a credit facility. Cash used in financing was $26.4 million for the year ended December 31, 2003 and primarily related to the payment of principal on the indebtedness outstanding under our Senior Secured Credit Facility.

On February 20, 2004, our wholly owned subsidiary, Time Warner Telecom Holdings Inc. (“Holdings”) issued $440 million in Senior Notes, used a portion of the proceeds to repay $396 million in outstanding indebtedness under the Senior Secured Credit Facility, and executed a new $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which was amended and reduced to $110 million in 2005 as described below and is currently undrawn, to replace an existing senior secured credit facility. On February 9, 2005, Holdings issued an additional $200 million in 9 1/4% Senior Notes due February 15, 2014, and received net proceeds of $197 million. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes. On November 3, 2005, Holdings executed a $200 million Term Loan B Facility and subsequently drew down $200 million on the Term Loan in December 2005. On December 3, 2005, we redeemed the remaining $200 million 9 3/4% Senior Notes. Significant terms and components of our 2004 and 2005 financings are detailed below.

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of December 31, 2005, the rate was 8.34% and aggregate annual interest payments would be approximately $20.0 million. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively.

•	The $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. On February 9, 2005, Holdings issued an additional $200 million in 2014 Notes. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 9 1/4% Senior Notes are approximately $37.0 million. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings.

•	The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 were unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes at a redemption price of 103.25% plus accrued interest and on December 3, 2005, we redeemed the remaining $200 million of its 9 3/4% Senior Notes at a redemption price of 101.625% plus accrued interest.

•	The $400 million principal amount of 10 1/8% Senior Notes that the Company issued in the first quarter of 2001 are our unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $40.5 million. The 10 1/8% Senior Notes are due on February 1, 2011. The 10 1/8% Senior Notes are callable as of February 1, 2006, 2007, 2008 and 2009 at 105.063%, 103.375%, 101.685% and 100%, respectively.

•	The $150 million Revolver, which was amended to a $110 million facility on November 3, 2005, is fully available on a revolving basis and expires on February 20, 2009. Holdings is the borrower under the facility, and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified Eurodollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We are required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver.

•

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”). On December 2, 2005, we drew down $200 million on the Term Loan. The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan are due quarterly beginning March 31, 2006, in an amount equal to 1/4 of 1% of the original aggregate principal amount. The remaining principal is due November 30, 2010. If the 10 1/8% Senior Notes and the 2011 Notes are refinanced on or before November 30, 2010, the maturity date may be extended to November 30, 2012. Interest is computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and will be payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of December 31, 2005, the average rate was 7.1% and aggregate annual interest payments would be approximately $14.2 million.

Our series of Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay cash dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at December 31, 2005.

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

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide you a basic overview.

Capital Expenditures and Requirements

Our total capital expenditures were $162.5 million for the year ended December 31, 2005 compared to $171.8 million for the same period in 2004. We incur capital expenditures to develop and expand our network, products and systems. For 2006, we expect capital expenditures to be approximately $165 to $175 million. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

Capital Resources

In 2006, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means.

Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures, that are primarily derived from EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

A lack of revenue growth or an inability to control costs could negatively impact EBITDA and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunication companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors, could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting measures to maintain required EBITDA levels or to enhance liquidity.

The Revolver and Term Loan limit our ability to declare dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our series of Senior Notes. In addition, each group of lenders (Revolver and Term Loan) may require a prepayment if a change of voting control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. We could potentially be subject to an acceleration of the repayment date if we have borrowed under the facilities and are in default under the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guaranties for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments.    The following table summarizes our long-term commitments as of December 31, 2005, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations.

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$200 million Term Loan B due 2010	$200,000	2,000	2,000	2,000	2,000	192,000	—
$400 million 10 1/8% Senior Notes due 2011	400,000	—	—	—	—	—	400,000
$240 million Second Priority Floating Rate Notes due 2011	240,000	—	—	—	—	—	240,000
$400 million 9 1/4% Senior Notes due 2014	400,000	—	—	—	—	—	400,000

Total principal payments	$1,240,000	2,000	2,000	2,000	2,000	192,000	1,040,000
Capital lease obligations including interest (1)	18,813	3,252	1,261	1,095	1,090	1,090	11,025
Operating lease obligations	230,394	29,091	26,282	24,683	22,874	20,164	107,300
Fixed maintenance obligations	65,540	3,464	3,464	3,464	3,464	3,464	48,220
Purchase obligations
Purchase orders (2)	22,452	22,452	—	—	—	—	—
Network costs (3)	190,237	62,562	45,886	37,125	28,954	13,246	2,464

Total	$1,767,436	122,821	78,893	68,367	58,382	229,964	1,209,009

(1)	Includes amounts representing interest of $8.7 million.
(2)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.
(3)	Includes services purchased from other carriers to transport a portion of our traffic to the end user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require us to maintain certain commitment levels to obtain favorable pricing. Some services may be purchased under contracts that are subject to contract termination costs, or penalties, if services are disconnected before the end of the term.

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

The following table provides information at December 31, 2005 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2006 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$43,562
Weighted average interest rate	4.0%
Commercial paper, corporate and municipal debt securities	$333,316
Weighted average interest rate	4.2%

At December 31, 2005, the fair values of our fixed rate 10 1/8% Senior Notes due 2011, our fixed rate 9 1/4 % Senior Notes due 2014 and our floating rate Second Priority Senior Notes due 2011 were approximately $417 million, $420 million, and $246 million, respectively, as compared to carrying values of $400 million, $400 million, and $240 million each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank.

Interest on the floating rate 2011 Notes varies based on a specified LIBOR rate. Based on the $240 million outstanding balance as of February 28, 2006, a one-percent change in the applicable rate would change the amount of interest paid by $2.4 million for 2006.

Interest on the Term Loan varies based on a specified Eurodollar rate. Based on the $200 million outstanding balance as of February 28, 2006, a one-percent change in the applicable rate would change the amount of interest paid by $2.0 million for 2006.

Item 8.    Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2005, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Internal Control Considerations

Management does not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B.    Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Time Warner Telecom, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Time Warner Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Time Warner Telecom Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Time Warner Telecom, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Time Warner Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner Telecom, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, CO

March 16, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2006 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. This portion of the Proxy Statement is incorporated by reference. The information with respect to executive officers required by this Item appears in “Item 1. Business” above the caption “Executive Officers of the Registrant”.

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

The information required by this item will appear under the heading “Summary of Compensation” in our Proxy Statement. This portion of our Proxy Statement is incorporated by reference.

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

Information regarding our principal auditor fees and services will appear under “Proposal 2: Ratification of Appointment of Independent Auditors” in our Proxy Statement and is incorporated by reference.

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

MPLS (Multi Protocol Label Switching).    A standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router or switch to look up the address to the next node to forward the packet to.

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

PSTN (Public Switched Telephone Network).    The switched network available to all users generally on a shared basis (i.e., not dedicated to a particular user). The local exchange telephone service networks operated by ILECs are the largest and often the only public switched networks in a given locality.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

TIME WARNER TELECOM INC.

By:	/s/ MARK A. PETERS
Mark A. Peters Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President, and Chief Executive Officer	March 16, 2006

(ii) Principal Financial Officer

/s/ MARK A. PETERS Mark A. Peters	Senior Vice President and Chief Financial Officer	March 16, 2006

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Senior Vice President, Accounting and Finance and Chief Accounting Officer	March 16, 2006

(iv) Directors

/s/ RICHARD J. DAVIES Richard J. Davies	Director	March 16, 2006

/s/ SPENCER B. HAYS Spencer B. Hays	Director	March 16, 2006

/s/ LARISSA L. HERDA Larissa L. Herda	Director	March 16, 2006

/s/ ROBERT D. MARCUS Robert D. Marcus	Director	March 16, 2006

/s/ KEVIN W. MOONEY Kevin W. Mooney	Director	March 16, 2006

/s/ OLAF OLAFSSON Olaf Olafsson	Director	March 16, 2006

/s/ GEORGE R. SACERDOTE George R. Sacerdote	Director	March 16, 2006

/s/ ROSCOE C. YOUNG, II Roscoe C. Young, II	Director	March 16, 2006

Time Warner Telecom Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Time Warner Telecom Inc:

We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed on the index at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversights Board (United States), the effectiveness of Time Warner Telecom Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 16, 2006

TIME WARNER TELECOM INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$210,834	130,052
Investments (note 2)	182,689	302,454
Receivables, less allowances of $10,936 and $11,415, respectively (a)	47,599	45,557
Prepaid expenses and other current assets	16,275	13,088
Deferred income taxes (note 5)	11,976	12,510

Total current assets	469,373	503,661

Property, plant and equipment (note 1)	2,480,113	2,336,338
Less accumulated depreciation	(1,253,163)	(1,033,246)

	1,226,950	1,303,092

Deferred income taxes (note 5)	46,801	46,267
Goodwill (note 1)	26,773	26,773
Other assets, net of accumulated amortization (note 1)	22,639	25,795

Total assets	$1,792,536	1,905,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$34,787	42,504
Deferred revenue	20,478	20,229
Accrued taxes, franchise and other fees	60,687	69,001
Accrued interest	35,211	44,265
Accrued payroll and benefits	28,757	23,209
Accrued carrier costs	37,591	51,056
Current portion debt and capital lease obligations (notes 3 and 7)	4,211	1,387
Other current liabilities	34,522	30,089

Total current liabilities	256,244	281,740

Long-term debt and capital lease obligations (notes 3 and 7)	1,246,362	1,249,197
Deferred revenue	16,937	—
Other long-term liabilities	8,479	7,493

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 51,444,885 and 49,868,947 shares issued and outstanding in 2005 and 2004, respectively	514	499
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 65,936,658 shares issued and outstanding in 2005 and 2004	659	659
Additional paid-in capital	1,177,845	1,172,440
Accumulated deficit	(914,504)	(806,440)

Total stockholders’ equity	264,514	367,158

Total liabilities and stockholders’ equity	$1,792,536	1,905,588

(a) Includes receivables resulting from transactions with affiliates (note 4)	$1,477	1,997

(b) Includes payables resulting from transactions with affiliates (note 4)	$7,173	8,844

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(amounts in thousands, except per share amounts)
Revenue (a):
Dedicated transport services	$341,779	332,577	361,038
Switched services	166,808	157,905	152,789
Data and Internet services	162,834	124,805	104,576
Intercarrier compensation	37,306	37,800	51,188

Total revenue	708,727	653,087	669,591

Costs and expenses (a):
Operating	264,517	261,285	264,322
Selling, general and administrative	193,052	178,317	172,925
Depreciation, amortization, and accretion	238,180	230,688	223,904

Total costs and expenses	695,749	670,290	661,151

Operating income (loss)	12,978	(17,203)	8,440
Interest expense	(134,262)	(122,391)	(103,642)
Interest income	13,220	6,483	5,858
Investment gains, net	—	710	3,994

Loss before income taxes and cumulative effect of change in accounting principle	(108,064)	(132,401)	(85,350)
Income tax expense (note 5)	—	636	1,021

Net loss before cumulative effect of change in accounting principle	(108,064)	(133,037)	(86,371)
Cumulative effect of change in accounting principle (note 1)	—	—	2,965

Net loss	$(108,064)	(133,037)	(89,336)

Amounts per common share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.93)	(1.15)	(0.75)
Cumulative effect of change in accounting principle (note 1)	—	—	(0.03)

Net loss	$(0.93)	(1.15)	(0.78)

Weighted average shares outstanding, basic and diluted	116,315	115,665	114,998

(a) Includes revenue and expenses resulting from transactions with affiliates (note 4):
Revenue	$16,946	19,866	33,378

Operating	$5,577	4,746	3,685

Selling, general and administrative	$2,426	2,176	1,894

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(108,064)	(133,037)	(89,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	238,180	230,688	223,904
Cummulative effect of change in accounting principle	—	—	2,965
Amortization of deferred debt issue costs	4,244	4,417	4,514
Loss on debt extinuguishment and impairment of deferred debt issue costs	14,044	8,437	—
Investment gains, net	—	(710)	(3,994)
Stock based compensation	915	1,164	1,481
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	(9,361)	(8,358)	17,490
Accounts payable	(7,717)	(1,447)	1,177
Accrued interest	(8,989)	10,148	(591)
Accrued payroll and benefits	5,548	(5,193)	(2,639)
Other liabilities	(380)	(19,568)	(31,154)
Accrued restructure costs	—	—	(196)

Net cash provided by operating activities	128,420	86,541	123,621

Cash flows from investing activities:
Capital expenditures	(161,001)	(167,829)	(129,697)
Purchases of investments	(367,693)	(546,948)	(260,508)
Proceeds from maturities of investments	491,750	373,155	134,947
Proceeds from sale of investments	—	752	4,397
Proceeds from sale of assets and other investing activities	1,689	2,100	176

Net cash used in investing activities	(35,255)	(338,770)	(250,685)

Cash flows from financing activities:
Repayment of debt	—	—	(24,000)
Net proceeds from issuance of common stock upon exercise of stock options	3,820	686	806
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	685	963	285
Retirement of debt obligations	(409,750)	(396,000)	—
Net proceeds from issuance of debt	394,834	425,858	—
Payment of capital lease obligations	(1,972)	(2,258)	(3,455)

Net cash (used in) provided by financing activities	(12,383)	29,249	(26,364)

Increase (decrease) in cash and cash equivalents	80,782	(222,980)	(153,428)
Cash and cash equivalents at beginning of year	130,052	353,032	506,460

Cash and cash equivalents at end of year	$210,834	130,052	353,032

Supplemental disclosures of cash flow information:
Cash paid for interest	$137,419	103,027	101,393

Tax benefit related to exercise of non-qualified stock options	$—	—	(700)

Cash paid for income taxes	$—	702	1,332

Cancellation of capital lease obligation	$—	—	3,194

Addition of capital lease obligation	$1,520	4,004	2,152

See accompanying notes

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income (loss), net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2003	48,991	$489	65,937	$659	1,167,765	389	(584,067)	585,235
Change in unrealized holding gain for available-for-sale securities, net of taxes	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(89,336)	(89,336)

Comprehensive loss	—	—	—	—	—	—	—	(89,308)
Shares issued for cash in connection with the exercise of stock options	214	2	—	—	104	—	—	106
Shares issued for cash in connection with the employee stock purchase plan	150	2	—	—	283	—	—	285
Stock-based compensation	—	—	—	—	1,481	—	—	1,481

Balance at December 31, 2003	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799
Change in unrealized holding gain for available for-sale securities, net of taxes	—	—	—	—	—	(417)	—	(417)
Net loss	—	—	—	—	—	—	(133,037)	(133,037)

Comprehensive loss	—	—	—	—	—	—	—	(133,454)
Shares issued for cash in connection with the exercise of stock options	230	3	—	—	683	—	—	686
Shares issued for cash in connection with the employee stock purchase plan	200	2	—	—	961	—	—	963
Forfeiture of restricted stock	(11)	—	—	—	—	—	—	—
Stock-based compensation	95	1	—	—	1,163	—	—	1,164

Balance at December 31, 2004	49,869	$499	65,937	$659	1,172,440	—	(806,440)	367,158
Net loss and comprehensive loss	—	—	—	—	—	—	(108,064)	(108,064)
Shares issued for cash in connection with the exercise of stock options	1,286	12	—	—	3,808	—	—	3,820
Shares issued for cash in connection with the employee stock purchase plan	203	2	—	—	683	—	—	685
Forfeiture of restricted stock	(44)	—	—	—	—	—	—	—
Stock-based compensation	131	1	—	—	914	—	—	915

Balance at December 31, 2005	51,445	$514	65,937	$659	1,177,845	—	(914,504)	264,514

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

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share, and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently the Class B common stock is collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class. As of December 31, 2005, the Class B Stockholders had approximately 93% of the combined voting power of the outstanding common stock and were represented by five members of the Board of Directors.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No such voting powers, preferences, or special rights have been established and no shares of Preferred Stock have been issued as of December 31, 2005.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Marketable debt securities, included in cash and cash equivalents and investments, are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $376.9 million and $429.0 million at December 31, 2005 and 2004, respectively. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $10.9 million, or 19% of gross receivables at December 31, 2005, and $11.4 million, or 20% of gross receivables at December 31, 2004.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $33.2 million, $30.8 million, and $21.7 million for 2005, 2004, and 2003, respectively. Capitalized interest was $2.9 million, $2.7 million, and $1.3 million for 2005, 2004, and 2003, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets which are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $3.8 million, $7.3 million and $5.6 million in 2005, 2004, and 2003, respectively.

The Company licenses the right to use fiber optic capacity in 23 of its 44 markets from Time Warner Cable. The Company pays its allocable share of the cost of fiber and construction incurred by Time Warner Cable in routes where the parties are in joint construction.

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-20 years
Communications networks	5-15 years
Vehicles and other equipment	3-10 years
Fiber optics and right to use	15 years

Depreciation expense was $236.9 million, $229.6 million, and $222.9 million in 2005, 2004, and 2003, respectively.

Property, plant, and equipment consist of:

	December 31,
	2005	2004
	(amounts in thousands)
Land, buildings and improvements	$63,032	62,318
Communications networks	1,585,911	1,486,273
Vehicles and other equipment	162,886	158,658
Fiber and right to use (Note 4)	668,284	629,089

	2,480,113	2,336,338
Less accumulated depreciation	(1,253,163)	(1,033,246)

Total	$1,226,950	1,303,092

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Goodwill

The Company performs impairment tests at least annually on all goodwill and indefinite-lived intangible assets. The Company’s annual impairment test is completed in the fourth quarter of each year. The Company’s annual goodwill impairment test did not result in an impairment charge in 2005, 2004, or 2003.

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

Revenue

The Company’s revenue is derived primarily from business communications services, including dedicated transport, local switched, long distance, data and Internet access services, and intercarrier compensation, which is comprised of reciprocal compensation and switched access services. The Company’s customers are principally enterprise organizations such as health care, finance, higher education, manufacturing, hospitality, federal, state and local government entities as well as communication service companies such as long distance carriers, Internet service providers (“ISPs”), wireless communications companies, incumbent local exchange carriers (“ILECs”), and competitive local exchange carriers (“CLECs”).

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

Reciprocal compensation is an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

payments. The Company recognized $3.9 million in settlements of reciprocal compensation disputes in 2003. Reciprocal compensation represented 2%, 3%, and 4% of revenue during the years ended December 31, 2005, 2004, and 2003, respectively. A 2001 Federal Communications Commission (“FCC”) ruling on reciprocal compensation for ISP-bound traffic reduced reciprocal compensation rates and capped the number of minutes for which ISP-bound traffic can be compensated. Reciprocal compensation rates were further reduced in 2004. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The FCC regulates interstate access rates, and as a result of regulation the Company’s rates have been reduced to parity with the ILEC rates competing in each service area. Switched access is billed in arrears and estimates are used to recognize revenue in the period earned. Switched access revenue represented 3%, 3%, and 4% of total revenue in 2005, 2004, and 2003, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 32%, 33%, and 39% of the Company’s consolidated revenue for the years ended December 31, 2005, 2004, and 2003, respectively. No customer accounted for 10% or more of total revenue in 2005, 2004, and 2003.

The mergers of AT&T Corp. and SBC Communications Inc. and the Verizon Communications purchase of MCI Inc., are not expected to significantly change the concentration of the Company’s top 10 customers. The AT&T/SBC transaction is not expected to materially affect the Company’s revenue over the next several years, especially in light of an agreement the Company completed with SBC that extends the term of AT&T’s revenue commitment to 2010. The merger of Verizon and MCI could result in MCI buying less local transport services from the Company in Verizon’s service area, although MCI’s purchases from the Company in Verizon’s local service areas accounted for less than 1% of revenue for the year ended December 31, 2005. In addition, the recently announced acquisition of BellSouth Corp. by AT&T Inc., if completed, could result in AT&T Inc. disconnecting local transport services from the Company in BellSouth’s local service area in the long run, but the impact of the transaction, if any, on the Company’s future revenue is not known. AT&T Inc.’s purchases from the Company in BellSouth’s local service area accounted for 2% of revenue for the year ended December 31, 2005.

MCI (formerly “WorldCom, Inc.”), which filed for Chapter 11 bankruptcy protection in July 2002, accounted for 4%, 5%, and 8% of the Company’s total revenue during 2005, 2004, and 2003, respectively. In 2003, as part of the MCI bankruptcy proceedings, MCI and the Company entered into a settlement that resolved a number of open disputes and claims. As a result of the settlement and subsequent monetization of certain claims, the Company recognized $14.3 million and $2.3 million in revenue in 2003 and 2004, respectively, and $15.1 million and $.4 million in reductions to expense in 2003 and 2004, respectively.

Income Taxes

As of December 31, 2005, the Company has recorded a deferred tax asset of $58.8 million, net of a valuation allowance of $279.6 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In conjunction with the adoption of SFAS 143, effective January 1, 2003, the Company recorded a $5.9 million liability, an asset of $2.9 million in property, plant, and equipment, and a $3.0 million charge to earnings to account for the cumulative effect of the depreciation and accretion expense that would have been recorded had SFAS 143 been in effect in earlier periods. The asset retirement obligation increased due to the accretion of the liability and the recording of additional asset retirement obligations as they occur, and was $8.5 million and $7.5 million as of December 31, 2005 and 2004, respectively.

Segment Reporting

As of December 31, 2005, the Company operated in 44 markets across the United States. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, and are regulated by the same type of authorities, and are managed directly by the Company’s executives, allowing the 44 markets to be aggregated, resulting in one reportable line of business.

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

Options to purchase 19.5 million, 19.2 million and 18.6 million shares of the Company’s Class A common stock outstanding at December 31, 2005, 2004, and 2003, respectively, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes. Stock based compensation expense for 2005, 2004 and 2003 resulted solely from issuance of restricted stock.

Pro-forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% in 2005 and 3.1% in 2004 and 2003, respectively; dividend yield of 0% during each period; volatility factor of the expected market price of the Company’s common stock of 1.06, 1.14, and 1.20, as of December 31, 2005, 2004, and 2003, respectively; and a weighted-average expected life of the option of four years in 2005, and five years in 2004 and 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options

The weighted-average fair value of options granted during 2005, 2004, and 2003 was $4.34 $4.78, and $6.06, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below:

	Years ended December 31,
	2005	2004	2003
	(amounts in thousands, except per share amounts)
Net loss, as reported	$(108,064)	(133,037)	(89,336)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards	$—	—	438
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(15,627)	(36,303)	(58,390)

Pro-forma net loss	$(123,691)	(169,340)	(147,288)

Basic and diluted loss per share, as reported	$(0.93)	(1.15)	(0.78)

Pro-forma loss per share	$(1.06)	(1.46)	(1.28)

New Accounting Standards

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments, (“SFAS 123R”). The statement is effective for the Company as of January 1, 2006, and requires recognition of compensation cost in

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

the statement of operations for all share-based payments (including employee stock options) at fair value on the date of grant. SFAS 123R applies to all future grants, as well as the unvested portion of existing grants as of December 31, 2005. Of the Company’s existing stock option grants as of December 31, 2005, the Company had approximately $25.5 million of unamortized expense which will be slightly offset by estimated forfeitures. This expense will be recognized over the remaining vesting period of up to 4 years beginning in the first fiscal quarter of 2006. The Company’s stock option expense under SFAS 123, as disclosed in the pro-forma disclosure above, has a significant pro-forma impact on its results of operations and has been impacted by the high volatility of the Company’s stock price. As a result, the Company expects that application of the provisions of SFAS 123R will have a significant impact on reported net income (loss) and earnings (loss) per share. The Company estimates that in 2006 the impact on reported net income (loss) could be $10 million to $15 million. Actual results could differ from those estimates depending on the volatility of our stock price and the number of stock options granted among other factors.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in the first fiscal quarter of 2006. The Company does not expect the adoption of SFAS 153 to have a material impact on its results of operations or financial condition.

Estimates

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

2.    Investments

Investments are summarized as follows:

	December 31,
	2005	2004
	(amounts in thousands)
Cash equivalents:
Shares of money market mutual funds	$43,562	7,459
Corporate and municipal debt securities	150,627	119,053

Total cash equivalents	194,189	126,512
Marketable debt securities—corporate and municipal debt and treasury notes	182,689	302,454

Total marketable debt securities	$376,878	428,966

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt

The information presented below is as of December 31, 2005.

	December 31, 2005	December 31, 2004
	(amounts in thousands)
9 3/4% Senior Notes due 2008	$—	400,000
10 1/8% Senior Notes due 2011	400,000	400,000
Second Priority Senior Secured Floating Rate Notes due 2011	240,000	240,000
9 1/4% Senior Notes due 2014	400,000	200,000
Term Loan B due 2010	200,000	—

Total obligations	1,240,000	1,240,000
Unamortized premium	451	—
Current portion	(2,000)	—

Total long-term obligations	$1,238,451	1,240,000

The schedule of principal payments on long-term debt as of December 31, 2005 is as follows (amounts in thousands):

2006	$2,000
2007	2,000
2008	2,000
2009	2,000
2010	192,000
Thereafter	1,040,000

Total payments	$1,240,000

As of December 31, 2004, the Company had outstanding $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes were callable as of July 15, 2004 and 2005 at 103.25% and 101.625%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9 3/4% Senior Notes and on December 3, 2005, the Company redeemed the remaining $200 million of the 9 3/4% Senior Notes. Interest expense, including amortization and write-off of $3.7 million deferred debt issue costs and the premium of $9.8 million paid on the early redemptions of the 9 3/4% Senior Notes, totaled approximately $36.1 million, $40.1 million and $40.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. The 10 1/8% Senior Notes are callable as of February 1, 2006, 2007, 2008 and 2009 at 105.063%, 103.375%, 101.688% and 100%, respectively. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $41.7 million, $41.7 million and $41.1 million for 2005, 2004, and 2003, respectively. At December 31, 2005, the fair market value of the $400 million of 10 1/8% Senior Notes was approximately $417 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. The 2011 Notes are callable as of February 15, 2006, 2007, and 2008 at 102%, 101% and 100%, respectively. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of December 31, 2005, the rate was 8.34% and interest expense including amortization of deferred debt issuance costs relating to the 2011 Notes was $18.7 million and $12.1 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the fair market value of the $240 million of 2011 Notes was approximately $246 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%, for a total of $400 million principal amount of 9 1/4% Senior Notes. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The 2014 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $35.8 million and $16.4 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the fair market value of the $400 million of 2014 Notes was approximately $420 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, so the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had a $150 million revolving credit facility (the “Revolver”). On November 3, 2005, Holdings executed an amendment to its existing Revolver and the Revolver was reduced from $150 million to $110 million. The Revolver is fully available on a revolving basis and expires February 20, 2009. The Revolver is a secured obligation, on a first lien basis, of Holdings. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply. Commitment fee expense was $1.3 million for the year ended December 31, 2005, including write-off of $582,000 of deferred debt issue costs related to the reduction of the Revolver, and $1.1 million for the year ended December 31, 2004, including $415,000 of expense related to a terminated credit facility, and has been classified as a component of interest expense in the accompanying consolidated statements of operations.

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”). On December 2, 2005, the Company drew down $200 million on the Term Loan. The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

and Holdings’ subsidiaries. Repayments on the Term Loan are due quarterly beginning March 31, 2006, in an amount equal to 1/4 of 1% of the original aggregate principal amount, or $500,000. The remaining principal is due November 30, 2010. If the 10 1/8% Senior Notes and the 2011 Notes are refinanced on or before November 30, 2010, the maturity date may be extended to November 30, 2012. Interest is computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and is payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of December 31, 2005, the average rate was 7.1% and interest expense including commitment fees and amortization of deferred debt issuance costs relating to the Term Loan was $1.3 million for the year ended December 31, 2005.

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

As of December 31, 2005, the Company and Holdings were in compliance with all of their covenants.

4.    Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost sharing. The Company has similar arrangements with Bright House Networks LLC (“Bright House”), an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $4.9 million, $2.6 million, and $4.0 million in 2005, 2004, and 2003, respectively, and entered into a capital lease agreement of $1.5 million during the second quarter of 2004. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of December 31, 2005, the Company’s property, plant, and equipment included $193.0 million in licenses of fiber capacity pursuant to the agreements.

Under the licensing arrangements, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $5.6 million, $4.7 million, and $3.7 million in 2005, 2004, and 2003, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $2.4 million, $2.2 million and $1.9 million from the Cable Operations in 2005, 2004, and 2003 respectively, and are a component of selling, general, and administrative expenses in the consolidated statements

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes dedicated transport, switched, and data and Internet services, aggregated $16.9 million, $19.9 million, and $33.4 million for 2005, 2004, and 2003, respectively.

5.    Income Taxes

Income tax expense for the years ended December 31, 2004 and 2003 is comprised solely of current state income taxes.

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to loss before income taxes as a result of the following items for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Federal statutory income tax (benefit)	(35.0)%	(35.0)%	(35.0)%
State income tax expense (benefit), net of federal income tax expense (benefit)	(5.9)	(5.1)	0.7
Change in valuation allowance	40.1	40.3	35.1
Other	0.8	0.3	0.4

Income tax expense	0.0%	0.5%	1.2%

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(amounts in thousands)
Current deferred tax assets (liabilities):
Accrued liabilities	$27,924	22,860
Allowance for doubtful accounts	4,204	3,611
Deferred revenue	6,997	10,093
Other	—	(8)
Valuation allowance	(27,149)	(24,046)

Current deferred tax asset, net	11,976	12,510

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(63,051)	(75,064)
Net operating loss carryforwards	362,336	330,545
Valuation allowance	(252,484)	(209,214)

Non-current deferred tax asset, net	46,801	46,267

Deferred tax asset, net	$58,777	58,777

At December 31, 2005, the Company had net operating loss carryforwards, for federal income tax purposes of approximately $932.4 million. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2024.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company began to establish a valuation allowance for deferred taxes that reduced its net deferred tax asset. The additional allowance recorded was $46.4 million and $60.4 million for 2005 and 2004 respectively. As of December 31, 2005, net deferred tax assets totaled $58.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million. The Company’s treatment of deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

6.    Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Employee Stock Option Plan

The Company maintains a Time Warner 1998 Employee Stock Option Plan that reserved 9,027,000 shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2005, approximately 4.7 million shares are reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares are available for grant under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at an estimated fair value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to this option plan.

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains a Time Warner Telecom 2000 Employee Stock Plan that reserved 24.5 million shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2005, approximately 14.8 million shares are reserved for issuance upon exercise of outstanding options and approximately 7.6 million shares are available for grant under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options.

During 1999, the Company granted options to purchase 100,000 shares outside of the option plan. Deferred compensation expense of $2.1 million was recorded on a straight-line basis over the four-year vesting period. In 2003, stock compensation expense of approximately $438,000 was recorded for such options and has been reported as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2003, they were fully amortized.

During 2001, the Company granted restricted stock awards aggregating 275,000 shares to certain officers of the Company. Deferred compensation expense of $4.0 million was recorded on a straight-line basis over the four-year vesting period. In 2005, 2004 and 2003, stock compensation expense of approximately $800,000, $1.0 million and $1.0 million, respectively, was recorded in each year for such stock awards and is reported as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2005, they were fully amortized.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

During 2002, the Company granted a restricted stock award for 25,000 shares to an officer of the Company. Deferred compensation expense of $128,000 is being recorded on a straight line basis over the four-year vesting period. In 2005, 2004 and 2003, stock compensation expense of approximately $32,000 was recorded in each year for this stock award and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

During 2004, the Company granted a performance contingent restricted stock award for 95,000 shares to certain officers of the Company. In 2004, stock compensation expense of approximately $120,000 was recorded for this stock award. In 2005, measurement of the performance contingency and forfeitures resulted in the approval of 63,750 shares. As a result, deferred compensation expense of approximately $221,000 is being recorded over the four-year vesting period. Annual expense under this award is approximately $55,000 and is reported as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

During 2005, the Company granted restricted stock awards aggregating 129,800 shares to certain employees of the Company. Deferred compensation expense of approximately $839,000 was recorded and is being amortized on a straight-line basis over the three-year vesting period. In 2005, stock compensation expense of approximately $91,000 was recorded for such stock awards and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

The table below summarizes the Company’s stock option activity and related information for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Options outstanding at beginning of year	19,223,622	$18.75	18,634,561	$20.34	17,368,223	$22.91
Granted	3,448,927	5.81	2,442,168	5.87	2,658,154	7.30
Exercised	(1,285,486)	2.97	(229,816)	2.98	(214,489)	3.76
Forfeited	(1,875,072)	23.91	(1,623,291)	19.03	(1,177,327)	31.92

Options outstanding at end of year	19,511,991	17.03	19,223,622	18.75	18,634,561	20.34

Exercisable at end of year	13,157,575	22.56	12,870,733	24.87	10,462,684	27.66

Exercise prices for options outstanding and exercisable as of December 31, 2005, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$ 0.76—2.00	2,503,534	6.87	$1.85	1,735,769	$1.83
2.03—6.00	3,135,165	7.24	3.83	786,467	3.73
6.01—9.00	3,850,129	6.98	7.01	1,265,046	6.77
9.01—13.00	3,620,312	3.97	11.23	2,968,178	11.53
13.12—20.00	1,783,092	5.83	14.88	1,782,356	14.88
20.45—87.00	4,619,759	4.43	47.94	4,619,759	47.94

	19,511,991	5.74	$17.03	13,157,575	$22.56

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

7.    Commitments and Contingencies

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

At December 31, 2005, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2006	3,252	28,963	3,464
2007	1,261	26,154	3,464
2008	1,095	24,509	3,464
2009	1,090	22,569	3,464
2010	1,090	19,867	3,464
Thereafter	11,025	106,544	48,220

Total minimum lease payments	$18,813	228,606	65,540

Less amount representing interest	8,691

Present value of obligations under capital leases	10,122
Less current portion of obligations under capital leases	2,211

Obligations under capital leases, excluding current portion	$7,911

As of December 31, 2005 and 2004, assets under capital lease obligations, which primarily consist of fiber optic network components, were $12.0 million and $12.5 million, respectively, with related accumulated depreciation of $5.1 million and $4.3 million, respectively. Depreciation expense related to assets under capital lease obligations was $2.0 million, $1.6 million, and $2.0 million in 2005, 2004, and 2003, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 10.0%. Rental expense under operating leases aggregated $35.1 million, $34.4 million, and $34.1 million for 2005, 2004, and 2003, respectively.

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

8.    Employee Benefit Plans

Effective January 1, 1999, the Company adopted the Time Warner Telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. Contributions to the 401(k) Plan aggregated $6.9 million, $6.4 million, and $5.8 million for 2005, 2004 and 2003, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2000, the Company adopted the Time Warner Telecom 2000 Qualified Stock Purchase Plan (the “2000 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s Class A common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company was authorized to issue a total of 750,000 shares of the Company’s Class A common stock over a period of five years to participants in the 2000 Stock Purchase Plan. During 2004 and 2003, the Company had issued approximately 200,000 and 150,000 shares of Class A common stock under the 2000 Stock Purchase Plan for net proceeds of $963,000 and $285,000, respectively. The remaining 42,275 authorized but unissued shares for the 2000 Stock Purchase Plan expired on September 30, 2004.

Effective October 1, 2004, the Company adopted the Time Warner Telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). This plan is similar to the 2000 Stock Purchase Plan with respect to eligibility and the purchase price for semi-annual purchases. The Company is authorized to issue a total of 600,000 shares of the Company’s Class A common stock over a period of three years to participants in the 2004 Stock Purchase Plan. During 2005, the Company had issued approximately 200,000 shares of Class A common stock under the 2004 Stock Purchase Plan for net proceeds of $685,000.

9.    Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2005 and 2004:

	Three Months Ended
	(amounts in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
Year Ended December 31, 2005
Total revenue	$171,574	174,777	177,857	184,519
Operating income (loss)	1,982	(525)	2,796	8,725
Net loss	(35,169)	(27,198)	(23,441)	(22,256)
Basic and diluted loss per common share	$(0.30)	(0.23)	(0.20)	(0.19)

Year Ended December 31, 2004
Total revenue	$161,649	162,826	160,588	168,024
Operating income (loss)	(4,793)	634	(3,148)	(9,896)
Net loss	(38,831)	(27,158)	(30,903)	(36,145)
Basic and diluted loss per common share	$(0.34)	(0.23)	(0.27)	(0.31)

The total net loss per share for the 2005 and 2004 quarters do not equal net loss per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

10.    Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2011, and $200 million principal amount of 9 1/4% Senior Notes due 2014. On February 9, 2005, Holdings issued an additional $200 million principal amount of 9 1/4% Senior Notes. These notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

result funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2005 and 2004, Condensed Consolidating Statements of Operations for the years ended December 31, 2005, 2004, and 2003 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
			(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$845	210,791	(802)	—	210,834
Investments	18,912	163,777	—	—	182,689
Receivables, net	—	—	47,599	—	47,599
Prepaid expenses and other current assets	2,828	9,221	4,226	—	16,275
Deferred income taxes	—	11,976	—	—	11,976

Total current assets	22,585	395,765	51,023	—	469,373

Property, plant and equipment, net	—	36,489	1,190,461	—	1,226,950
Deferred income taxes		46,801	—	—	46,801
Goodwill		—	26,773	—	26,773
Other assets, net of accumulated amortization	5,913	15,780	946	—	22,639

Total assets	$28,498	494,835	1,269,203	—	1,792,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	(4,037)	38,824	—	34,787
Other current liabilities	17,216	54,186	150,055	—	221,457
Intercompany payable (receivable)	(1,499,353)	(396,938)	1,896,291	—	—

Total current liabilities	(1,482,137)	(346,789)	2,085,170	—	256,244

Losses in subsidiary in excess of investment	846,121	905,267	—	(1,751,388)	—
Long-term debt and capital lease obligations	400,000	838,608	7,754	—	1,246,362
Deferred revenue	—	—	16,937	—	16,937
Other long-term liabilities	—	—	8,479	—	8,479
Stockholders’ equity (deficit)	264,514	(902,251)	(849,137)	1,751,388	264,514

Total liabilities and stockholders’ equity (deficit)	$28,498	494,835	1,269,203	—	1,792,536

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	708,727	—	708,727

Costs and expenses:
Operating, selling, general and administrative	—	138,806	318,763	—	457,569
Depreciation, amortization and accretion	—	22,681	215,499	—	238,180
Corporate expense allocation	—	(161,487)	161,487	—	—

Total costs and expenses	—	—	695,749	—	695,749

Operating income	—	—	12,978	—	12,978

Interest expense, net	(77,008)	(35,923)	(8,111)	—	(121,042)
Interest expense allocation	77,008	35,923	(112,931)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(108,064)	—	(108,064)
Income tax expense	—	—	—	—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(108,064)	—	(108,064)

Equity in undistributed losses of subsidiaries	(108,064)	(48,459)	—	156,523	—

Net loss	$(108,064)	(48,459)	(108,064)	156,523	(108,064)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	669,591	—	669,591
Costs and expenses:
Operating, selling, general and administrative	—	125,072	312,175	—	437,247
Depreciation, amortization and accretion	—	32,563	191,341	—	223,904
Corporate expense allocation	—	(157,635)	157,635	—

Total costs and expenses	—	—	661,151	—	661,151

Operating income	—	—	8,440	—	8,440
Interest expense, net	(80,564)	(13,160)	(4,060)	—	(97,784)
Interest allocation	76,570	13,160	(89,730)	—	—
Investment losses, net	3,994	—	—	—	3,994

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(85,350)	—	(85,350)
Income tax expense	—	975	46	—	1,021

Net loss before equity in undistributed losses of subsidiaries and cummulative effect of change in accounting principle	—	(975)	(85,396)	—	(86,371)
Equity in undistributed losses of subsidiaries	(89,336)	(37,998)	$—	127,334	—

Net loss before cumulative effect of change in accounting principle	(89,336)	(38,973)	(85,396)	127,334	(86,371)
Cumulative effect of change in accounting principle	—	—	2,965	—	2,965

Net loss	$(89,336)	(38,973)	(88,361)	127,334	(89,336)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(108,064)	(48,459)	(108,064)	$156,523	(108,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	22,681	215,499	—	238,180
Intercompany change	388,135	(426,610)	38,475		—
Deferred debt issue, extinguishment costs and premium on debt	15,329	2,957	2	—	18,288
Stock based compensation	—	—	915		915
Changes in operating assets and liabilities	105,060	28,789	(154,748)	—	(20,899)

Net cash provided by (used in) operating activities	400,460	(420,642)	(7,921)	156,523	128,420

Cash flows from investing activities:
Capital expenditures	—	(11,463)	(149,538)	—	(161,001)
Purchases of investments	(51,522)	(316,170)	(1)	—	(367,693)
Proceeds from maturities of investments	57,000	434,750	—	—	491,750
Other investing activities	—	212	1,477	—	1,689

Net cash provided by (used in) investing activities	5,478	107,329	(148,062)	—	(35,255)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	394,834	—	—	394,834
Retirement of debt	(409,750)	—	—	—	(409,750)
Net proceeds from issuance of common stock upon exercise of stock options	3,820	—	—	—	3,820
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	685	—	—	—	685
Payment of capital lease obligations	—	(1,391)	(581)	—	(1,972)

Net cash (used in) provided by financing activities	(405,245)	393,443	(581)	—	(12,383)

Increase (decrease) in cash and cash equivalents	693	80,130	(156,564)	156,523	80,782
Cash and cash equivalents at beginning of year	152	130,661	(761)	—	130,052

Cash and cash equivalents at end of year	$845	210,791	(157,325)	156,523	210,834

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(89,336)	(38,973)	(88,361)	127,334	(89,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	32,563	191,341	—	223,904
Intercompany change	100,072	3,923	23,339	(127,334)	—
Amortization of deferred debt issue costs	2,392	2,122	—	—	4,514
Cumulative effect of change in accounting principle	—	—	2,965	—	2,965
Investment gains, net	(3,994)	—	—	—	(3,994)
Stock based compensation	—	—	1,481	—	1,481
Changes in operating assets and liabilities, net of the effect of acquisitions	(15,804)	10,612	(10,721)	—	(15,913)

Net cash (used in) provided by operating activities	(6,670)	10,247	120,044	—	123,621

Cash flows from investing activities:
Capital expenditures	—	(14,867)	(114,830)	—	(129,697)
Purchases of investments	(23,295)	(237,213)	—	—	(260,508)
Proceeds from maturities of investments	9,123	125,824	—	—	134,947
Proceeds from sale of assets	4,397	—	176	—	4,573

Net cash used in investing activities	(9,775)	(126,256)	(114,654)	—	(250,685)

Cash flows from financing activities:
Repayment of debt	—	(24,000)	—	—	(24,000)
Net proceeds from issuance of common stock upon exercise of stock options	2,287	—	(1,481)	—	806
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	285	—	—	—	285
Payment of capital lease obligations	—	(32)	(3,423)	—	(3,455)

Net cash provided by (used in) financing activities	2,572	(24,032)	(4,904)	—	(26,364)

(Decrease) increase in cash and cash equivalents	(13,873)	(140,041)	486	—	(153,428)
Cash and cash equivalents at beginning of year	24,832	482,257	(629)	—	506,460

Cash and cash equivalents at end of year	$10,959	342,216	(143)	—	353,032

TIME WARNER TELECOM LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004, and 2003

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$11,415	8,529	(9,008)	10,936

For the Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$15,011	10,754	(14,350)	11,415

For the Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$21,946	20,605	(27,540)	15,011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
2.3

—Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s current Report on Form 8-K dated September 18, 2000 and dated September 11, 2000)*

3.1	—Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
3.2	—Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*
4.1

—Stockholders’ Agreement, among the Company, Time Warner Companies, Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAE Inc., FibrCom Holdings, L.P., Paragon Communications, MediaOne Group, Inc., Multimedia Communications, Inc. and Advance/Newhouse Partnership (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

4.2

—Amendment No. 1 to Stockholders’ Agreement among Time Warner Telecom Inc., Time Warner Companies Inc., American Television and Communications Corporation, Warner Communications Inc., TW/TAI Inc., FibrCom Holdings, L.P., MediaOne of Colorado, Inc. and Advance/Newhouse Partnerships (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)*

4.3

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for Second Priority Senior Secured Floating Rate Notes due 2011 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.4

—Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.5

—Indenture between Time Warner Telecom Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-49818))*

4.5.1	—First Supplemental Indenture dated as of February 28, 2006 between Time Warner Telecom Inc. and JP Morgan Chase Bank, as Trustee
4.6

—Indenture between Time Warner Telecom LLC, TWT Inc. and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4.1 to Time Warner Telecom LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

4.7

—Indenture dated February 9, 2005 between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.8

—Registration Rights Agreement dated February 9, 2005 among Time Warner Telecom Holding Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc, and Wachovia Capital Markets LLC (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.9

—Registration Rights Agreement dated February 20, 2005 among Time Warner Telecom Holding Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co., Inc. and Wachovia Capital Markets Inc. (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.1	—Lease between Carr America Real Estate Services LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.2

—Purchase Agreement dated February 3, 2005 among Time Warner Telecom Holdings Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and Wachovia Capital Markets, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

Exhibit Number	Description of Exhibit
**10.4	—Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
**10.5	—Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
**10.6	—Employment Agreement between the Company and Paul B. Jones
**10.7	—Employment Agreement between the Company and Mark D. Hernandez (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)*
**10.8	—Employment Agreement between the Company and John T. Blount
**10.9	—Employment Agreement between the Company and Michael A. Rouleau
**10.10	—Employment Agreement between the Company and Julie A. Rich
**10.11	—Employment Agreement between the Company and Catherine A. Hemmer
**10.12	—Employment Agreement between the Company and Robert W. Gaskins
**10.13	—Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.14	—Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.15	—Trade Name License Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.16	—Amendment No. 2 to Trade Name License Agreement with Time Warner Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.17

—Lease Agreement dated July 22, 1999 between Parkridge One LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.18

—Fifth Amendment to Lease Agreement between CLPF-Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.18.1	—Sixth Amendment to Lease Agreement between CLPF-Parkridge One, L.P. and Time Warner Telecom Holdings Inc.
**10.19	—Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*
10.20

—Amended and Restated Credit Agreement dated as November 3, 2005 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Lehman Commercial Paper Inc., and Morgan Stanley Senior Funding Inc., Wachovia Bank, National Association (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

**10.21	—Summary of compensation arrangements for independent directors of Time Warner Telecom Inc. (filed as Item 1.01 on Current Report on Form 8-K dated 2/23/06)*
10.22

—Purchase Agreement dated February 10, 2004 between Time Warner Telecom Holdings Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Bear Stearns & Co. and Wachovia Capital Markets Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

†10.23	—Agreement, as amended between Time Warner Telecom and AT&T Corp. (filed as Exhibit 10.1 to Quarterly Report for the quarter ended June 30, 2005)*
†10.24	—Services Agreement by and among SBC Communications Inc., AT&T Corp., and Time Warner Telecom Holdings, Inc. (filed as Exhibit 10.2 to Quarterly Report for the quarter ended June 30, 2005)*
23.1	—Consent of Independent Registered Public Accounting Firm
31.1	—Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.
†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.