Form 10-Q
period 2006-03-31
TIME WARNER TELECOM INC
filed 2006-05-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of April 30, 2006 was:

Time Warner Telecom Inc. Class A common stock — 76,257,412 shares

Time Warner Telecom Inc. Class B common stock — 43,626,658 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$545,847	210,834
Investments	195,926	182,689
Receivables, less allowances of $10,108 and $10,936, respectively (a)	46,272	47,599
Prepaid expenses	15,521	16,275
Deferred income taxes	12,215	11,976

Total current assets	815,781	469,373

Property, plant, and equipment	2,515,887	2,480,113
Less accumulated depreciation	(1,311,352)	(1,253,163)

	1,204,535	1,226,950

Deferred income taxes	46,562	46,801
Goodwill	26,773	26,773
Other assets, net of accumulated amortization	32,819	22,639

Total assets	$2,126,470	1,792,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$29,906	34,787
Deferred revenue	18,405	20,478
Accrued interest	15,695	35,211
Accrued payroll and benefits	25,318	28,757
Current portion debt and capital lease obligations (note 2)	404,175	4,211
Other current liabilities	128,949	132,800

Total current liabilities	622,448	256,244

Long-term debt and capital lease obligations (note 2)	1,219,341	1,246,362
Deferred revenue	18,812	16,937
Other long-term liabilities	8,680	8,479
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 75,900,572 and 51,444,885 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	759	514
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 43,626,658 and 65,936,658 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	436	659
Additional paid-in capital	1,192,759	1,177,845
Accumulated deficit	(936,765)	(914,504)

Total stockholders’ equity	257,189	264,514

Total liabilities and stockholders’ equity	$2,126,470	1,792,536

(a) Includes receivables resulting from transactions with affiliates (note 3)	$1,233	1,477

(b) Includes payables resulting from transactions with affiliates (note 3)	$8,329	7,173

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(amounts in thousands, except per share amounts)
Revenue (a):
Network services	$86,356	$85,648
Data and Internet services	48,117	36,696
Voice services	42,932	40,450
Intercarrier compensation	8,782	8,780

Total revenue	186,187	171,574

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	70,058	66,807
Selling, general, and administrative	53,962	44,779
Depreciation, amortization, and accretion	60,129	58,006

Total costs and expenses	184,149	169,592

Operating income	2,038	1,982
Interest expense	(28,694)	(39,797)
Interest income	4,395	2,721

Loss before income taxes	(22,261)	(35,094)
Income tax expense	—	75

Net loss	$(22,261)	$(35,169)

Net loss per common share, basic and diluted	$(0.19)	$(0.30)

Weighted average shares outstanding, basic and diluted	118,231	115,871

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,151	$4,315

Operating	$1,718	$1,376

Selling, general, and administrative	$520	$882

(b) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$489	$—

Selling, general, and administrative	$2,352	$198

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(22,261)	$(35,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	60,129	58,006
Stock-based compensation	2,841	198
Deferred debt issue, extinguishment costs and premium on debt	939	9,699
Changes in operating assets and liabilities:
Receivables and prepaid expenses	583	1,873
Accounts payable, deferred revenue, and other liabilities	(31,805)	(47,880)

Net cash provided by (used in) operating activities	10,426	(13,273)

Cash flows from investing activities:
Capital expenditures	(37,946)	(37,810)
Purchases of investments	(161,075)	(8,931)
Proceeds from maturities of investments	149,792	187,400
Proceeds from sale of assets and other investing activities	68	143

Net cash (used in) provided by investing activities	(49,161)	140,802

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	11,435	424
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	660	338
Net proceeds from issuance of debt	362,525	196,778
Payment of capital lease obligations	(372)	(403)
Retirement of debt obligations	—	(206,500)
Payment of debt obligations	(500)	—

Net cash provided by (used in) financing activities	373,748	(9,363)

Increase in cash and cash equivalents	335,013	118,166
Cash and cash equivalents at beginning of period	210,834	130,052

Cash and cash equivalents at end of period	$545,847	$248,218

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,773	$63,262

Cash paid for income taxes	$—	$307

Addition of capital lease obligation	$—	$1,520

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2006	51,445	$514	65,937	$659	1,177,845	(914,504)	264,514
Net loss and comprehensive loss	—	—	—	—	—	(22,261)	(22,261)
Shares issued for cash in connection with the exercise of stock options	2,046	21	—	—	11,414	—	11,435
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	659	—	660
Shares issued in connection with secondary offering	22,310	223	(22,310)	(223)	—
Stock based compensation	—	—	—	—	2,841	—	2,841

Balance at March 31, 2006	75,901	$759	43,627	$436	1,192,759	(936,765)	257,189

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

On March 29, 2006, the Class B Stockholders completed an underwritten offering of 22,310,000 shares of Class A common stock of the Company, which were converted from shares of Class B common stock. The Company did not receive any proceeds from the offering nor did the Company’s total shares outstanding change as a result of the offering. As of March 31, 2006, the Class B Stockholders had combined ownership of the outstanding common stock of 36.5%, combined voting power of 85.2% and held a majority of the seats on the Company’s Board of Directors. Time Warner Inc. has indicated to us that it does not consider its remaining investment in the Company to be strategic and, therefore, additional sales or other dispositions may occur in the future, subject to customary restrictions on transfer agreed to in connection with the offering and as provided in a stockholders agreement among the holders of the Class B common stock.

The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued as of March 31, 2006.

Basis of Presentation

The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

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

Investments

Marketable debt securities, included in cash and cash equivalents and investments, are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $740.4 million and $376.9 million at March 31, 2006 and December 31, 2005, respectively. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $10.1 million, or 18% of gross receivables, at March 31, 2006, and $10.9 million, or 19% of gross receivables, at December 31, 2005.

Revenue

The Company’s revenue is derived primarily from business communications services. In the first quarter of 2006, the Company re-titled certain revenue categories to provide further clarity of its revenue components contained in each of its business lines. This reflects only a change in title and required no reclassification of prior period amounts. Network services (formerly titled dedicated transport services) transmit voice, data, image, storage and video, using state-of-the-art fiber optics. Data and Internet services (no change in title) include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services (formerly titled switched services) include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation. The Company’s customers are principally enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access services and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of switched services are billed in arrears and estimates are used to recognize revenue in the period earned.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a dispute is likely, revenue is not recognized until the dispute is resolved.

Switched access is an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate switched access rates. As a result of FCC regulation, the Company’s switched access rates have been reduced to parity with the ILEC rates competing in each service area. Switched access revenue represented 4% and 3% of total revenue for the three months ended March 31, 2006 and 2005, respectively.

Reciprocal compensation is also an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 1% and 2% of revenue for the three months ended March 31, 2006 and 2005, respectively. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 30% and 32% of the Company’s consolidated revenue for the three months ended March 31, 2006 and 2005, respectively. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2006 or 2005.

The merger of AT&T Corp. and SBC Communications Inc. and Verizon Communications and MCI Inc. are not expected to significantly change the concentration of the Company’s top 10 customers. The AT&T/SBC transaction is not expected to materially affect the Company’s revenue over the next several years, especially in light of an agreement the Company completed with SBC that extends the term of AT&T’s revenue commitment to 2010. AT&T’s purchases from the Company in SBC’s service area accounted for less than 4% of total revenue for the three months ended March 31, 2006. The announced merger of BellSouth Corp. into AT&T Inc., if completed, could result in AT&T Inc. disconnecting local transport services from the Company in BellSouth’s local service area in the long run, but the impact of the transaction, if any, on the Company’s future revenue is not known. AT&T Inc.’s purchases from the Company in BellSouth’s local service area accounted for less than 2% of revenue for the three months ended March 31, 2006. The Verizon/MCI merger could result in MCI buying less local transport services from the Company in Verizon’s service area, although MCI’s purchases from the Company in Verizon’s local service areas accounted for less than 1% of revenue for the three months ended March 31, 2006.

Income Taxes

As of March 31, 2006, the Company has recorded a deferred tax asset of $58.8 million, net of a valuation allowance of $291.9 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

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

The Company’s asset retirement obligations were $8.7 million and $8.5 million as of March 31, 2006 and December 31, 2005, respectively.

Segment Reporting

As of March 31, 2006, the Company operated in 44 markets across the United States. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 markets to be aggregated and resulting in one reportable line of business.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Potential common shares related to stock options, restricted stock units and convertible debt were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock options to purchase shares of the Company’s Class A common stock outstanding, restricted stock units to be issued upon vesting and convertible debt subject to conversion to the Company’s Class A common stock totaled 37.8 million and 19.5 million shares of the Company’s Class A common stock outstanding at March 31, 2006 and 2005, respectively, were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Prior to January 1, 2006, the Company followed FASB Statement No.123, Accounting for Stock-Based Compensation (“SFAS 123”), which allowed companies to either expense the estimated fair value of options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclose the pro-forma effect on net income (loss) as if the fair value of the options had been expensed. The Company elected to follow APB 25 and disclose the pro-forma effects on net income (loss) as if the fair value of the options had been expensed. Under APB 25, because the exercise price of options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company’s stock-based compensation expense prior to January 1, 2006 resulted primarily from the issuance of restricted stock.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense recognized in the three month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The effect of adopting SFAS 123R on January 1, 2006 increased the Company’s net loss for the three months ended March 31, 2006 by $2.8 million. There was no effect on cash flows or financial position as a result of adoption. The following table illustrates the pro-forma effect if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock options for the three months ended March 31, 2005:

	Three months ended March 31,
	2006	2005
	(amounts in thousands, except per share amounts)
Net loss, as reported	$(22,261)	$(35,169)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$—	$(4,492)

Net loss as reported and Pro-forma net loss, respectively	$(22,261)	$(39,661)

Basic and diluted loss per share, as reported	$(0.19)	$(0.30)

Loss per share, as reported and pro-forma, respectively	$(0.19)	$(0.34)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three months ended March 31, 2006 and the pro-forma disclosure for the three months ended March 31, 2005, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures beginning January 1, 2006) over the options vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $9.63 and $2.81 for the three months ended March 31, 2006 and 2005, respectively, with the following weighted-average assumptions:

	Three months ended March 31,
	2006	2005
Volatility	1.05	1.10
Risk-free interest rate	4.8%	4.2%
Divident yield	0%	0%
Expected term	4 years	5 years

Expected volatilities are based on historical volatility of the Company’s stock over a period generally commensurate with the expected term of the option. The risk-free rate for stock options granted during the period is determined by using the U.S. Treasury rate for the nearest period that coincides with the expected term. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on a combination of historical data and a study of the expected life of options in the Company’s peer group.

As of March 31, 2006, there was $24.0 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.5 years.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

2.	Long-Term Debt and Capital Lease Obligations

The information presented below is as of March 31, 2006.

	March 31, 2006	December 31, 2005
	(amounts in thousands)
10 1/8% Senior Notes, due 2011	400,000	400,000
Second Priority Senior Secured Floating Rate Notes, due 2011	240,000	240,000
9 1/4% Senior Notes, due 2014	400,000	400,000
Term Loan B due 2010	199,500	200,000
2.375% Convertible Senior Debentures, due 2026	373,750	—
Capital lease obligations	9,829	10,122

Total obligations	1,623,079	1,250,122
Unamortized premium	437	451
Current portion	(404,175)	(4,211)

Total long-term obligations	1,219,341	1,246,362

As of December 31, 2004, the Company had outstanding $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes were callable as of July 15, 2004 and 2005 at 103.25% and 101.625%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9 3/4% Senior Notes and on December 3, 2005, the Company redeemed the remaining $200 million of the 9 3/4% Senior Notes. Interest expense, including amortization and write-off of $2.1 million deferred debt issue costs and the premium of $6.5 million paid on the early redemption of $200 million of the 9 3/4% Senior Notes in March 2005, totaled approximately $17.6 million for the three months ended March 31, 2005.

The $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”) are unsecured, unsubordinated obligations of the Company. The 10 1/8% Senior Notes are callable as of February 1, 2006, 2007, 2008 and 2009 at 105.063%, 103.375%, 101.688% and 100%, respectively. Interest on the 10 1/8% Senior Notes is payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes totaled approximately $10.4 million for each of the three months ended March 31, 2006 and 2005. At March 31, 2006, the fair market value of the $400 million of 10 1/8% Senior Notes was $422 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. On March 31, 2006, the Company called the 10 1/8% Senior Notes which were subsequently redeemed on May 1, 2006 at a total redemption price of $420.3 million plus accrued interest. As a result, the Company will expense the call premium of $20.3 million and $5.5 million of deferred debt issue costs related to the 10 1/8% Senior Notes in the second quarter of 2006.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of March 31, 2006, the rate was 8.75% and interest expense including amortization of deferred debt issuance costs relating to the 2011 Notes was $5.3 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the fair market value of the $240 million of 2011 Notes was approximately $245 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%, for a total of $400 million principal amount of 2014 Notes. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $9.5 million and $7.4 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the fair market value of the $400 million of 2014 Notes was approximately $432 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had a $150 million revolving credit facility (the “Revolver”). On November 3, 2005, Holdings executed an amendment to its existing Revolver that reduced the Revolver from $150 million to $110 million. The Revolver is fully available on a revolving basis and expires on February 20, 2009. The Revolver is a secured obligation, on a first lien basis, of Holdings. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply. Commitment fee expense was $137,500 and $187,500 for the three months ended March 31, 2006 and 2005, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations. As of March 31, 2006, the Revolver was undrawn.

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”). On December 2, 2005, the Company drew down $200 million on the Term Loan. The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan are due quarterly in an amount equal to  1/4 of 1% of the original aggregate principal amount, or $500,000, and commenced on March 31, 2006. The remaining principal is due November 30, 2010. If the 10 1/8% Senior Notes and the 2011 Notes are refinanced on or before November 30, 2010, the maturity date may be extended to November 30, 2012. Interest is

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and is payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of March 31, 2006, the average rate was 7.11% and interest expense including amortization of deferred debt issuance costs relating to the Term Loan was $3.7 million for the three months ended March 31, 2006.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). Offering costs of $11.1 million were recorded to deferred financing costs and are being amortized to interest expense over the term of the Convertible Debentures. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock.

The senior notes described above are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreements for the Revolver and Term Loan contain similar restrictions, as well as certain financial covenants under the Revolver that the Company must comply with if it draws on the Revolver.

As of March 31, 2006, the Company and Holdings were in compliance with all of their covenants.

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost-sharing. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the capacity initially licensed in 1998, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $1.3 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of March 31, 2006, the Company’s property, plant, and equipment included $194.2 million in licenses of fiber capacity pursuant to the agreements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Under the fiber capacity licensing arrangements, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $1.7 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. These charges aggregated $520,000 and $882,000 from the Cable Operations for the three months ended March 31, 2006 and 2005, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes network, data and Internet and voice services, aggregated $4.2 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.

4.	Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Stock Option Plan

The Company maintains a 1998 Stock Option Plan that permits up to 9.0 million shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of March 31, 2006, approximately 4.3 million shares of Class A common stock are reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares of Class A common stock are available for grant under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have generally been granted to employees of the Company with an exercise price at market value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains a 2000 Employee Stock Plan that permits up to 24.5 million shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of March 31, 2006, approximately 13.7 million shares of Class A common stock are reserved for issuance upon exercise of outstanding options and approximately 7.0 million shares of Class A common stock are available for grant under the plan. Generally, the options vest over periods of up to four years and expire either seven or ten years from the date of issuance. These options have generally been granted to employees of the Company with an exercise price at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

From 2001 through 2005, the Company granted various restricted stock awards for 493,500 shares to officers and certain employees of the Company. The expense related to these awards is being recorded over their vesting period, generally three to four years. Stock compensation expense of approximately $0.1 million and $0.2 million was recorded for these stock awards in the three months ended March 31, 2006 and 2005, respectively and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

During 2006, the Company issued 565,000 restricted stock units to certain officers of the Company. Of the restricted stock units issued, 50% are service based awards and 50% are performance based awards. The service based awards vest on December 31, 2009 provided the officer is an employee of the Company on that date. The performance based awards vest based on attainment of certain measures over two years ending December 31, 2007 and the resulting expense is being recognized over that period. Stock compensation expense of approximately $0.3 million was recorded for these awards in the three months ended March 31, 2006 and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

The tables below summarize the Company’s stock option activity and related information for the three months ended March 31, 2006.

	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at beginning of year	19,511,991	$17.03
Granted	138,500	13.60
Exercised	(2,045,822)	5.59
Forfeited	(156,281)	18.51

Options outstanding at quarter end	17,448,388	18.33	5.42	$130,639

Exercisable at quarter end	11,832,761	24.21	4.79	$63,213

5.	Commitments and Contingencies

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

On February 20, 2004, Holdings (“Issuer”) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Secured Floating Rate Notes due 2011, and $200 million principal amount of 9 1/4% Senior Notes due 2014. On February 9, 2005, Holdings issued an additional $200 million principal amount of 9 1/4% Senior Notes due 2014. These notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions, as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005, Condensed Consolidating Statements of Operations for the three months ended March 31, 2006 and 2005, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2006 and 2005.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$365,590	183,169	(2,912)	—	545,847
Investments	18,938	176,988	—	—	195,926
Receivables, net	—	—	46,272	—	46,272
Prepaid expenses and other current assets	6,450	4,171	4,900	—	15,521
Deferred income taxes	—	12,215	—	—	12,215

Total current assets	390,978	376,543	48,260	—	815,781

Property, plant and equipment, net	—	32,846	1,171,689	—	1,204,535
Deferred income taxes	—	46,562	—	—	46,562
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	16,737	15,142	940	—	32,819

Total assets	$407,715	471,093	1,247,662	—	2,126,470

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	151	29,755	—	29,906
Other current liabilities	407,323	42,928	142,291	—	592,542
Intercompany payable (receivable)	(1,486,765)	(425,102)	1,911,867	—	—

Total current liabilities	(1,079,442)	(382,023)	2,083,913	—	622,448

Losses in subsidiary in excess of investment	856,218	939,692	—	(1,795,910)	—
Long-term debt and capital lease obligations	373,750	837,936	7,655	—	1,219,341
Other long-term liabilities	—	—	27,492	—	27,492
Stockholders’ equity (deficit)	257,189	(924,512)	(871,398)	1,795,910	257,189

Total liabilities and stockholders’ equity (deficit)	$407,715	471,093	1,247,662	—	2,126,470

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	186,187	—	186,187
Costs and expenses:
Operating, selling, general and administrative	—	38,120	85,900	—	124,020
Depreciation, amortization and accretion	—	4,495	55,634	—	60,129
Corporate expense allocation	—	(42,615)	42,615	—	—

Total costs and expenses	—	—	184,149	—	184,149

Operating income	—	—	2,038	—	2,038
Interest expense, net	(10,097)	(11,743)	(2,459)	—	(24,299)
Interest expense allocation	10,097	11,743	(21,840)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(22,261)	—	(22,261)
Income tax expense	—	—	—	—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(22,261)	—	(22,261)
Equity in undistributed losses of subsidiaries	(22,261)	(22,261)	—	44,522	—

Net loss	$(22,261)	(22,261)	(22,261)	44,522	(22,261)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(22,261)	(22,261)	$(22,261)	$44,522	(22,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,496	55,633	—	60,129
Intercompany change	15,429	(28,164)	12,735		—
Deferred debt issue and extinguishment costs	291	648	—	—	939
Stock based compensation	—	—	2,841	—	2,841
Changes in operating assets and liabilities	(3,568)	30,798	(58,452)	—	(31,222)

Net cash (used in) provided by operating activities	(10,109)	(14,483)	(9,504)	44,522	10,426

Cash flows from investing activities:
Capital expenditures	—	(805)	(37,141)	—	(37,946)
Purchases of investments	(9,876)	(151,199)	—	—	(161,075)
Proceeds from maturities of investments	10,000	139,792	—	—	149,792
Other investing activities	—	—	68	—	68

Net cash provided by (used in) investing activities	124	(12,212)	(37,073)	—	(49,161)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,635	(110)	—	—	362,525
Repayment of debt obligations	—	(500)	—	—	(500)
Net proceeds from issuance of common stock upon exercise of stock options	11,435	—	—	—	11,435
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	660	—	—	—	660
Payment of capital lease obligations	—	(317)	(55)	—	(372)

Net cash provided by (used in) financing activities	374,730	(927)	(55)	—	373,748

Increase (Decrease) in cash and cash equivalents	364,745	(27,622)	(46,632)	44,522	335,013
Cash and cash equivalents at beginning of year	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of year	$365,590	183,169	(47,434)	44,522	545,847

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(35,169)	(15,592)	$(35,094)	$50,686	(35,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	5,896	52,110	—	58,006
Intercompany change	221,390	(246,387)	75,683	(50,686)	—
Deferred debt issue and extinguishment costs	9,145	554	—	—	9,699
Stock based compensation	—	—	198	—	198
Changes in operating assets and liabilities	10,419	4,506	(60,932)	—	(46,007)

Net cash (used in) provided by operating activities	205,785	(251,023)	31,965	—	(13,273)

Cash flows from investing activities:
Capital expenditures	—	(3,073)	(34,737)	—	(37,810)
Purchases of investments	(8,931)	—	—	—	(8,931)
Proceeds from maturities of investments	23,900	163,500	—	—	187,400
Other investing activities	—	—	143	—	143

Net cash provided by (used in) investing activities	14,969	160,427	(34,594)	—	140,802

Cash flows from financing activities:
Net proceeds from issuance of debt	—	196,778	—	—	196,778
Repayment of debt	(206,500)	—	—	—	(206,500)
Net proceeds from issuance of common stock upon exercise of stock options	424	—	—	—	424
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	338	—	—	—	338
Payment of capital lease obligations	—	(207)	(196)	—	(403)

Net cash provided by (used in) financing activities	(205,738)	196,571	(196)	—	(9,363)

Increase (Decrease) in cash and cash equivalents	15,016	105,975	(2,825)	—	118,166
Cash and cash equivalents at beginning of year	152	130,661	(761)	—	130,052

Cash and cash equivalents at end of year	$15,168	236,636	(3,586)	—	248,218

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

7.	Subsequent Event

On May 1, 2006, the Company redeemed $400 million principal amount of 10 1/8% Senior Notes at a redemption price of 105.063% for a total redemption price of $420.3 million plus accrued interest with the net proceeds from the issuance of the Convertible Debentures of $362 million (see Note 2 to the consolidated and condensed financial statements) and cash on hand of $58 million. As a result, the Company will expense the call premium of $20.3 million and $5.5 million of deferred debt issue costs related to the 10 1/8% Senior Notes in the second quarter of 2006.

TIME WARNER TELECOM INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading provider of managed network solutions to a wide range of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, ILECs, competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”). We operate in 44 metropolitan markets that have high concentrations of medium- and large-sized businesses.

As of March 31, 2006, our fiber networks spanned 20,928 route miles. As of that date, we offered service to 6,185 buildings served entirely by our facilities (on-net) and 16,865 buildings served through the use of our fiber network, and our switching facilities (for voice services) with leased services from other carriers to connect our distribution ring to the customer location. We continue to expand our footprint within our existing markets by connecting our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city voice services that provide customers the ability to offer a virtual presence in a remote city.

TIME WARNER TELECOM INC.

We have two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. Currently, the Class B common stock is collectively owned by subsidiaries of Time Warner Inc. and Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, or Advance/Newhouse (collectively, the “Class B Stockholders”). Holders of Class A common stock and Class B common stock generally vote together as a single class. However, some matters require the approval of 100% of the holders of the Class B common stock, voting separately as a class, and some matters require the approval of a majority of the holders of the Class A common stock, voting separately as a class.

On March 29, 2006, the Class B Stockholders completed an underwritten offering of 22,310,000 shares of Class A common stock of the Company, which were converted from shares of Class B common stock. The Company did not receive any proceeds from the offering nor did the Company’s total shares outstanding change as a result of the offering. As of March 31, 2006, the Class B Stockholders had combined ownership of the outstanding common stock of 36.5%, combined voting power of 85.2% and held a majority of the seats on the Company’s Board of Directors. Time Warner Inc. has indicated to us that it does not consider its remaining investment in the Company to be strategic and, therefore, additional sales or other dispositions may occur in the future, subject to customary restrictions on transfer agreed to in connection with the offering and as provided in a stockholders agreement among the holders of the Class B common stock.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2006 and 2005 breaks down as follows:

	For the Three Months Ended
	2005				2006
	March 31,	June 30,	September 30,	December 31,	March 31,
Enterprise / End Users	53%	55%	56%	57%	58%
Carrier	39%	38%	37%	35%	35%
Related Parties	3%	2%	2%	2%	2%
Intercarrier Compensation	5%	5%	5%	6%	5%

Total Revenue	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based voice and data services, security, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for the three months ended March 31, 2006 grew 31% compared to the same period in 2005. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity; and

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers.

TIME WARNER TELECOM INC.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet. Revenue from our enterprise customer base grew 17% in the first quarter of 2006 as compared to 16% growth a year ago, and represented 58% of our total revenue in the first quarter of 2006 as compared to 53% for the same period in 2005. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to increase the rate of revenue growth from enterprise customers will depend in part upon the success of initiatives we have implemented to improve customer retention, the success of new product offerings targeted at enterprise customers and our ability to compete for multi-location customers. In addition, we may experience fluctuations in revenue due to the timing of installations, seasonality, customer disputes and other factors. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable despite weakness in the interexchange carrier sector and growing consolidations in the industry, which has limited our revenue growth from those customers. Carrier revenue represented 35% of our total revenue in the first quarter of 2006 as compared to 39% for the same period in 2005. We continue to experience service disconnections from carriers and Internet Service Providers, or ISPs, and expect an increase in disconnections related to wireless industry consolidation, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide network, data and Internet and voice services to affiliates of our Class B Stockholders including Time Warner Cable, Time Warner Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that we believe result in reasonable arm’s-length terms. Revenue from related parties represented approximately 2% of total revenue in the three months ended March 31, 2006 which is down from 3% a year ago. Related party revenue is disclosed in Note 1 to “Statements of Operations Data” in Results of Operations below.

Intercarrier Compensation

Intercarrier compensation revenue consists of reciprocal compensation and switched access. Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Beginning in 2001, Federal Communications Commission (“FCC”) regulation of CLECs’ interstate switched access charges have reduced our rates to parity with the rates of the ILEC in each of our service areas. We expect that switched access rates will continue to decline due to anticipated future rate reductions. Switched access revenue represented 4% of total revenue for the three months ended March 31, 2006 which is up from 3% a year ago.

Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling reduced rates over three years and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% of revenue for the three months ended March 31, 2006 which is down from 2% a year ago. The FCC indicated that it intends to commence further rulemaking proceedings on intercarrier compensation that we do not expect will result in an order until later in 2006. At this time, we cannot predict the outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

TIME WARNER TELECOM INC.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services that we buy from them, should no longer be subject to regulation governing price and quality of service. If the FCC were to agree with the ILECs on this issue or if the transmission services we buy from the ILECs were to be otherwise deregulated, in whole or in part, the ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. Significant price increases would put margin pressure on the services we provide to customers on an off-net basis. The FCC issued new rules in August 2005 relating to the ILECs’ obligation to make DSL lines and certain other facilities available to competitors. We do not expect that these rules will have an impact on the availability of services that we presently buy from ILECs. We have negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T will supply us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. However, we do not yet have similar agreements with all of the other ILECs and could be subject to significant price increases in the special access services we buy from these carriers.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects represent approximately 1.3% of monthly revenue for the three month period ended March 31, 2006 which is slightly up from an average of 1.2% for 2005, but significantly lower than 1.5% in 2004 and 2.0% in 2003. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired or merge, we may lose a portion of their business, which could be significant. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. SBC’s merger with AT&T Corp. could result in the combined company buying less local transport service from us in SBC’s local service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the three months ended March 31, 2006. AT&T Inc.’s announced merger of BellSouth Corp., if consummated, could result in AT&T Inc. buying less local transport services from us in BellSouth Corp.’s local service area in the long run. AT&T’s purchases from us in BellSouth’s local area accounted for less than 2% of our revenue for the three months ended March 31, 2006. We cannot predict whether or the extent to which these transactions, if consummated, will affect our revenue. The impacts of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. The merger of Verizon Communications and MCI Inc. could result in MCI buying less local transport services from us in Verizon’s service areas, although MCI’s purchases from us in Verizon’s local service area accounted for less than 1% of revenue for the three months ended March 31, 2006. We also believe revenue from a wireless carrier that was acquired is likely to decrease significantly in the future as a result of the acquisition. The combined revenue from this consolidation accounted for approximately 5% of our revenue for the three months ended March 31, 2006, some portion of which we may lose.

TIME WARNER TELECOM INC.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, especially as existing contracts expire and we negotiate renewals.

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

Related Party Expense

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B Stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House Networks, LLC, which is also an affiliate of Advance/Newhouse. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of March 31, 2006, our property, plant, and equipment included $194.2 million in payments for licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B Stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that we believe result in reasonable arm’s- length terms. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations below.

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

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of the 44 markets and our western U.S. long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary. No significant changes have been made to our estimates since December 31, 2005.

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

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. No significant changes have been made to our estimates since December 31, 2005.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At March 31, 2006, our net deferred tax asset after a valuation allowance of $291.9 million was $58.8 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions represent our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. No significant changes have been made to our estimates since December 31, 2005.

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

TIME WARNER TELECOM INC.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. No significant changes have been made to our estimates since December 31, 2005.

Stock-Based Compensation

During the first quarter of 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Under the modified prospective method of transition that we adopted January 1, 2006, compensation expense recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective method of transition, we did not restate our prior period financial statements to reflect expensing of stock-based compensation. Therefore, the three-month results of March 31, 2006 are not directly comparable to the same period in the prior year; however, we provide comparative net loss and net loss per share on a proforma basis in Note 1 to the consolidated and condensed financial statements under the provisions of SFAS 123. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management. See Note 1 to the consolidated and condensed financial statements for more information about the adoption of this accounting standard.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2006		2005
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Network services	$86,356	46%	$85,648	50%
Data and Internet services	48,117	26	36,696	21
Voice services	42,932	23	40,450	24
Intercarrier compensation	8,782	5	8,780	5

Total revenue	186,187	100	171,574	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (3)	70,058	38	66,807	39
Selling, general, and administrative (3)	53,962	29	44,779	26
Depreciation, amortization, and accretion	60,129	32	58,006	34

Total costs and expenses	184,149	99	169,592	99

Operating income	2,038	1	1,982	1
Interest expense	(28,694)	(15)	(39,797)	(23)
Interest income	4,395	2	2,721	2

Loss before income taxes	(22,261)	(12)	(35,094)	(20)
Income tax expense	—	—	75	—

Net loss	$(22,261)	(12)%	$(35,169)	(20)%

Basic and diluted loss per share	$(0.19)		$(0.30)

Weighted average shares outstanding, basic and diluted	118,231		115,871
Modified EBITDA(4)(5)(6)	$65,008	35%	$59,988	35%
Net cash provided by (used in) operating activities	10,426		(13,273)
Net cash (used in) provided by investing activities	(49,161)		140,802
Net cash provided by (used in) financing activities	373,748		(9,363)

(1)	Includes revenue resulting from transactions with affiliates of $4.2 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Includes expenses resulting from transactions with affiliates of $2.2 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Includes non-cash stock-based employee compensation of $0.5 million and $2.4 million in Operating and Selling, general and administrative, respectively, for the three months ended March 31, 2006 and $0.2 million in Selling, general and administrative for the three months ended March 31, 2005.

TIME WARNER TELECOM INC.

(4)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), and, commencing first quarter 2006, non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income, net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of each of our outstanding senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(5)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended March 31,
	2006	2005
	(amounts in thousands)
Net loss	$(22,261)	(35,169)
Income tax expense	—	75
Interest income	(4,395)	(2,721)
Interest expense	28,694	39,797
Depreciation, amortization, and accretion	60,129	58,006
Non-cash stock-based compensation	2,841	—

Modified EBITDA	$65,008	59,988

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Total revenue increased $14.6 million, or 9%, to $186.2 million for the three months ended March 31, 2006, from $171.6 million for the comparable period in 2005. The largest increase was from data and Internet services which increased $11.4 million, or 31%, to $48.1 million for the three months ended March 31, 2006 from the comparable period in 2005. The increase primarily resulted from growth in enterprise customers and our Ethernet and IP product sales.

Revenue from network services increased $0.8 million, or 1%, to $86.4 million for the three months ended March 31, 2006 from the comparable period in 2005. The increase in network services revenue resulted primarily from increased sales to enterprise customers and several large carrier customers.

Voice services revenue increased $2.4 million, or 6%, to $42.9 million for the three months ended March 31, 2006 from the comparable period in 2005. The increase is primarily due to growth in bundled voice product sales.

Intercarrier compensation revenue, including reciprocal compensation and switched access, remained flat at $8.8 million for the three months ended March 31, 2006 and 2005. Rate reductions in this revenue component were offset by an increase in minutes of use.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of services. These costs include the salaries and related expenses of operations and engineering personnel, costs of repairs and maintenance of our network, and costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control costs. Operating expenses increased $3.3 million, or 5%, to $70.1 million for the three months ended March 31, 2006, from $66.8 million for the comparable period in 2005. The increase is primarily related to revenue growth which contributed to higher direct costs associated with serving our customers and an increase in employee costs related to merit increases. Additionally, in the current period we began recognition of non-cash stock-based compensation which resulted in an increase to operating expense of $0.5 million. Operating expenses were 38% of revenue for the three months ended March 31, 2006 as compared to 39% of revenue for the same period in 2005.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $9.2 million, or 21%, to $54.0 million for the three months ended March 31, 2006, from $44.8 million for the comparable period in 2005. The largest increase was from a favorable settlement of $4.1 million in the prior period related to a transactional tax audit which did not recur in the current period. Also, higher employee compensation from annual salary increases and higher commissions from improved sales contributed to the increase. Additionally, in the current period we began recognition of non-cash stock-based compensation expense which resulted in an increase of $2.2 million over the same period last year. Selling, general, and administrative expenses were 29% and 26% of revenue for the three months ended March 31, 2006 and 2005, respectively.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $2.1 million, to $60.1 million for the three months ended March 31, 2006, from $58.0 million for the comparable period in 2005. The increase was primarily attributable to additions to property, plant and equipment made during 2005 and 2006 mostly offset by a reduction in depreciation as assets become fully-depreciated and from asset retirements.

TIME WARNER TELECOM INC.

Interest Expense. Interest expense decreased $11.1 million to $28.7 million for the three months ended March 31, 2006, from $39.8 million for the comparable period in 2005. In the first quarter of 2005 we expensed $8.6 million in call premiums and deferred debt loan costs as a result of refinancing $200 million of 9 ¾% Senior Notes with $200 million 9 ¼% Senior Notes. Additionally, average debt outstanding in the first quarter of 2005 was higher resulting in increased interest expense. Furthermore, interest expense decreased in the first quarter of 2006 as compared to the prior period as a result of debt refinancing in both the first and fourth quarter of 2005 which resulted in lower effective interest rates. On March 29, 2006, we issued $373.8 million in 2 3/8% Convertible Senior Debentures and on May 1, 2006 retired $400 million in 10 1/8% Senior Notes. As a result of the redemption, we will expense $20.3 million in call premium and deferred loan cost in the second quarter 2006.

Interest Income. Interest income increased $1.7 million to $4.4 million for the three months ended March 31, 2006, from $2.7 million for the comparable period in 2005. The increase is due to higher average interest rates.

Net Loss and Modified EBITDA. Net loss decreased $12.9 million, or 37%, to $22.3 million for the three months ended March 31, 2006 from $35.2 million for the comparable period in 2005. The change primarily resulted from a decrease in interest expense, net of interest income, of $12.8 million as described above, an increase in Modified EBITDA of $5 million, as described below, offset by higher depreciation expense of $2.1 million resulting from continued investment in capital expenditures and $2.8 million in non-cash stock-based compensation from the adoption of SFAS 123R during the current quarter. Modified EBITDA increased $5 million to $65 million, or 35% of revenue for the three months ended March 31, 2006, from $60 million, or 35% of revenue from the comparable period in the preceding year. The first quarter of 2005 included a favorable tax settlement of $4.1 million that did not recur in the current period. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with selling, installing and maintaining the higher revenue stream.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense or benefit, cumulative effect of change in accounting principle, and, beginning in the first quarter of 2006, non-cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in the Company’s debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness.

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

At March 31, 2006, we had $1.6 billion of total debt and $741.8 million of cash and cash equivalents and short-term investments (net debt of $881.7 million, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of total debt and $393.5 million of cash and cash equivalents and short-term investments (net debt of $857.1 million) at December 31, 2005. The increase in net debt relates primarily to cash used for capital expenditures, cash interest payments, and payments associated with financing activities partially offset by cash provided by operating activities resulting from Modified EBITDA and changes in working capital. These components of cash flow are discussed more fully below.

As of March 31, 2006, our working capital ratio (current assets divided by current liabilities) was 1.31 as compared to our working capital ratio of 1.83 as of December 31, 2005. The decline in our working capital ratio is the result of the call for redemption of the $400 million principal amount of 10 1/8% Senior Notes that were subsequently redeemed on May 1, 2006, with proceeds from the issuance of $373.8 million of Convertible Senior Debentures due 2026 (the “Convertible Debentures”) in March 2006 along with cash on hand, as described below.

TIME WARNER TELECOM INC.

Cash Flow Activity

Cash and cash equivalents were $545.8 million and $210.8 million as of March 31, 2006 and December 31, 2005, respectively. In addition, we had investments of $195.9 million and $182.7 million as of March 31, 2006 and December 31, 2005, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Three months ended March 31,
	2006	2005
	(amounts in thousands)
Cash provided by (used in) operating activities	$10,426	$(13,273)
Cash (used in) provided by investing activities	(49,161)	140,802
Cash provided by (used in) financing activities	373,748	(9,363)

Increase in cash and cash equivalents	$335,013	$118,166

Operations. Cash provided by operating activities was $10.4 million for the three months ended March 31, 2006 compared to cash used in operating activities of $13.3 million for the same period in 2005. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, lower interest payments and an improvement in working capital, excluding the impact of the call for redemption of the $400 million principal amount of 10 1/8% Senior Notes, primarily due to timing of payments to vendors. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $49.2 million for the three months ended March 31, 2006 compared to cash provided by investing activities of $140.8 million for the same period in 2005. The change is primarily a result of net proceeds from maturities of investments during the first quarter of 2005. The Company’s balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Capital expenditures in the three months ended March 31, 2006 were $37.9 million, the majority of which were used to expand our networks in our existing markets and to reach new customer buildings, compared to $39.3 million in the three months ended March 31, 2005.

Financing. Cash provided by financing activities was $373.7 million for the three months ended March 31, 2006, primarily related to net proceeds from the issuance of the Convertible Debentures as well as proceeds from the exercise of stock options. Cash used in financing activities was $9.4 million for the three months ended March 31, 2005 and was primarily related to net cash required to redeem $200 million principal amount of 9  3/4% Senior Notes due 2008 and to issue an additional $200 million of 9  1/4% Senior Notes due 2014.

TIME WARNER TELECOM INC.

On February 9, 2005, Holdings issued an additional $200 million in 9  1/4% Senior Notes due February 15, 2014, and received net proceeds of $197 million. On March 11, 2005, we redeemed $200 million of the 9  3/4% Senior Notes. On November 3, 2005, Holdings executed a $200 million Term Loan B Facility and subsequently drew down that facility in December 2005. On December 3, 2005, we redeemed the remaining $200 million principal amount 9  3/4% Senior Notes. Significant terms and components of our financings are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of March 31, 2006, the rate was 8.75% and aggregate annual interest payments would be approximately $21.0 million. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively.

•	The $400 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 2014 Notes are approximately $37.0 million. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings.

•	The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 were unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes at a redemption price of 103.25% plus accrued interest and on December 3, 2005, we redeemed the remaining $200 million of its 9 3/4% Senior Notes at a redemption price of 101.625% plus accrued interest.

•	The $400 million principal amount of 10 1/8% Senior Notes that we issued in the first quarter of 2001 are unsecured, unsubordinated obligations. Interest on the 10 1/8% Senior Notes is payable semiannually on February 1 and August 1. Aggregate annual interest payments on the 10 1/8% Senior Notes are approximately $40.5 million. The 10 1/8% Senior Notes are due on February 1, 2011. The 10 1/8% Senior Notes are callable as of February 1, 2006, 2007, 2008 and 2009 at 105.063%, 103.375% 101.688% and 100%, respectively. On May 1, 2006, we redeemed the 10 1/8% Senior Notes at a redemption price of 105.063% plus accrued interest using the net proceeds from the issuance of the Convertible Debentures along with cash on hand.

•	The $150 million Revolver, which was amended to a $110 million facility on November 3, 2005, is presently undrawn and fully available on a revolving basis, expiring on February 20, 2009. Holdings is the borrower under the facility, and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified floating Eurodollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We are required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. Commitment fee expense was $137,500 and $187,500 for the three months ended March 31, 2006 and 2005, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations. As of March 31, 2006, the Revolver was undrawn.

•	The $200 million Term Loan B Facility (the “Term Loan”) was executed by Holdings in November 2005 and fully drawn in December 2005. The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan are due quarterly and began March 31, 2006, in an amount equal to 1/4 of 1% of the original aggregate principal amount. The remaining principal is due November 30, 2010. If the 10 1/8% Senior Notes and the 2011 Notes are refinanced on or before November 30, 2010, the maturity date may be extended to November 30, 2012. Interest is computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and will be payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of March 31, 2006, the average rate was 7.11% and aggregate annual interest payments would be approximately $14.2 million.

TIME WARNER TELECOM INC.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures (the “Convertible Debentures”) due April 1, 2026. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to convert the debentures into shares of the Company’s Class A Common Stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Aggregate annual interest payments on the Convertible Debentures will be approximately $8.9 million.

Our senior notes described above are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreements for the Revolver and the Term Loan contain similar restrictions, as well as certain financial covenants under the Revolver that we must comply with if we draw on the Revolver. We were in compliance with these covenants at March 31, 2006.

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

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility and gives effect to the redemption of the $400 million principal amount of our 10 1/8% Senior Notes due 2011, which occurred on May 1, 2006. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

TIME WARNER TELECOM INC.

Capital Expenditures and Requirements

Our total capital expenditures were $37.9 million for the three month period ended March 31, 2006 compared to $39.3 million for the same period in 2005. We incur capital expenditures to develop and expand our network, products and systems. For 2006, we expect capital expenditures to be approximately $165 to $175 million. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

TIME WARNER TELECOM INC.

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

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our series of senior notes. In addition, each group of lenders (Revolver and Term Loan) may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. The Term Loan and, if drawn, the Revolver could be subject to an acceleration of the repayment date if we are in default under the covenants and the lender did not waive the default. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications or waivers of default on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt or equity financing by us or our subsidiaries, the availability of which are subject to financial market conditions, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guarantees for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments. Our long-term commitments have not materially changed from those disclosed in our filing on Form 10-K for the year ended December 31, 2005.

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

The following table provides information at March 31, 2006 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates. These investment securities will mature within one year.

2006 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$35,622
Weighted average interest rate	4.5%
Commercial paper, corporate and municipal debt securities	$704,775
Weighted average interest rate	4.8%

At March 31, 2006, the fair values of our fixed rate 10 1/8% Senior Notes due 2011, our fixed rate 9 1/4% Senior Notes due 2014 and our floating rate Second Priority Senior Notes due 2011 were approximately $422 million, $432 million and $245 million, respectively, as compared to carrying values of $400 million, $400 million and $240 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Interest on the floating rate 2011 Notes varies based on a specified LIBOR rate. Based on the $240 million outstanding balance as of March 31, 2006, a one-percent change in the applicable rate would change the amount of annual interest paid by $2.4 million.

Interest on the Term Loan varies based on a specified Eurodollar rate. Based on the $200 million outstanding balance as of March 31, 2006, a one-percent change in the applicable rate would change the amount of annual interest paid by $2.0 million.

Item 4.	Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

TIME WARNER TELECOM INC.

Date: May 10, 2006	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

4.1	-	Indenture dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee.

4.2	-	First Supplemental Indenture dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee, creating 2.375% Convertible Senior Debentures due 2026.

10.1	-	Underwriting Agreement dated March 23, 2006, among Time Warner Telecom Inc., Time Warner Companies Inc., American Television and Communications Corporation, TW/TAE Inc., Advance Telecom Holdings Corp. and Samuel I. Newhouse Foundation Inc. and Deutche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC and J.P. Morgan Securities, as underwriters.

10.2	-	Underwriting Agreement dated March 23, 2006, among Time Warner Telecom Inc., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC and Deutche Bank Securities Inc. with respect to 2.375% Convertible Senior Debentures due 2026.

10.3	-	Amendment No. 3 dated March 23, 2006, the Trade Name License Agreement between Time Warner Inc. and Time Warner Telecom Inc.

31.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.