Form 10-Q
period 2006-06-30
TIME WARNER TELECOM INC
filed 2006-08-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of July 31, 2006 was:

Time Warner Telecom Inc. Class A common stock — 77,546,091 shares

Time Warner Telecom Inc. Class B common stock — 43,626,658 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$130,826	210,834
Investments	197,470	182,689
Receivables, less allowances of $9,320 and $10,936, respectively (a)	46,904	47,599
Prepaid expenses	20,314	16,275
Deferred income taxes	11,426	11,976

Total current assets	406,940	469,373

Property, plant, and equipment	2,561,501	2,480,113
Less accumulated depreciation	(1,368,323)	(1,253,163)

	1,193,178	1,226,950

Deferred income taxes	47,343	46,801
Goodwill	26,773	26,773
Other assets, net of accumulated amortization	26,547	22,639

Total assets	$1,700,781	1,792,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable (b)	$32,950	34,787
Deferred revenue	18,198	20,478
Accrued interest	20,814	35,211
Accrued payroll and benefits	25,634	28,757
Current portion debt and capital lease obligations (note 2)	3,563	4,211
Other current liabilities	126,729	132,800

Total current liabilities	227,888	256,244

Long-term debt and capital lease obligations (note 2)	1,219,129	1,246,362
Deferred revenue	18,554	16,937
Other long-term liabilities	8,882	8,479
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 76,968,511 and 51,444,885 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	770	514
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 43,626,658 and 65,936,658 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	436	659
Additional paid-in capital	1,202,299	1,177,845
Accumulated deficit	(977,177)	(914,504)

Total stockholders’ equity	226,328	264,514

Total liabilities and stockholders’ equity	$1,700,781	1,792,536

(a) Includes receivables resulting from transactions with affiliates (note 3)	$1,168	1,477

(b) Includes payables resulting from transactions with affiliates (note 3)	$8,561	7,173

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(amounts in thousands, except per share amounts)
Revenue (a):
Network services	$86,436	$85,165	$172,792	$170,813
Data and Internet services	51,458	39,919	99,575	76,615
Voice services	44,647	40,957	87,579	81,407
Intercarrier compensation	8,757	8,736	17,539	17,516

Total revenue	191,298	174,777	377,485	346,351

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	69,371	66,717	139,429	133,524
Selling, general, and administrative	55,814	49,913	109,776	94,692
Depreciation, amortization, and accretion	62,367	58,672	122,496	116,678

Total costs and expenses	187,552	175,302	371,701	344,894

Operating income	3,746	(525)	5,784	1,457
Interest expense	(24,468)	(29,453)	(53,162)	(60,677)
Debt extinguishment costs	(25,777)	—	(25,777)	(8,573)
Interest income	6,094	2,855	10,489	5,576

Loss before income taxes	(40,405)	(27,123)	(62,666)	(62,217)
Income tax expense	7	75	7	150

Net loss	$(40,412)	$(27,198)	$(62,673)	$(62,367)

Net loss per common share, basic and diluted	$(0.34)	$(0.23)	$(0.53)	$(0.54)

Weighted average shares outstanding, basic and diluted	120,069	116,131	119,155	116,002

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,208	$4,094	$8,359	$8,409

Operating	$1,716	$1,367	$3,434	$2,743

Selling, general, and administrative	$453	$534	$973	$1,416

(b) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$492	$—	$981	$—

Selling, general, and administrative	$2,966	$269	$5,318	$467

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,673)	$(62,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	122,496	116,678
Stock-based compensation	6,298	467
Deferred debt issue, extinguishment costs and premium on debt	27,592	10,730
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(7,318)	(12,163)
Accounts payable, deferred revenue, and other liabilities	(26,036)	(15,047)

Net cash provided by operating activities	60,359	38,298

Cash flows from investing activities:
Capital expenditures	(88,324)	(80,278)
Purchases of investments	(278,814)	(105,331)
Proceeds from maturities of investments	268,392	298,850
Proceeds from sale of assets and other investing activities	105	404

Net cash (used in) provided by investing activities	(98,641)	113,645

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	17,529	624
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	660	338
Net proceeds from issuance of debt	362,366	196,600
Payment of capital lease obligations	(1,029)	(1,171)
Retirement of debt obligations	(420,252)	(206,500)
Payment of debt obligations	(1,000)	—

Net cash used in financing activities	(41,726)	(10,109)

(Decrease) increase in cash and cash equivalents	(80,008)	141,834
Cash and cash equivalents at beginning of period	210,834	130,052

Cash and cash equivalents at end of period	$130,826	$271,886

Supplemental disclosures of cash flow information:
Cash paid for interest	$66,855	$61,163

Cash paid for debt extinguishment costs	$20,252	$6,500

Cash paid for income taxes	$—	$462

Addition of capital lease obligation	$379	$1,520

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2006

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2006	51,445	$514	65,937	$659	1,177,845	(914,504)	264,514
Net loss and comprehensive loss	—	—	—	—	—	(62,673)	(62,673)
Shares issued for cash in connection with the exercise of stock options	3,103	31	—	—	17,498	—	17,529
Shares issued for cash in connection with the employee stock purchase plan	100	1	—	—	659	—	660
Shares issued in connection with secondary offering	22,310	223	(22,310)	(223)	—	—	—
Stock based compensation	11	1	—	—	6,297	—	6,298

Balance at June 30, 2006	76,969	$770	43,627	$436	1,202,299	(977,177)	226,328

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

On March 29, 2006, the Class B Stockholders completed an underwritten offering of 22,310,000 shares of Class A common stock of the Company, which were converted from shares of Class B common stock. The Company did not receive any proceeds from the offering nor did the Company’s total shares outstanding change as a result of the offering. As of June 30, 2006, the Class B Stockholders had combined ownership of the outstanding common stock of 36.2%, combined voting power of 85.0% and were entitled to nominate a majority of the directors on the Company’s Board of Directors. Time Warner has indicated to us that it does not consider its remaining investment in the Company to be strategic and, therefore, Time Warner may make additional sales or other dispositions of its shares in the Company in the future, subject to the terms of a stockholders’ agreement among the holders of the Class B common stock.

The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.

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

Investments

Marketable debt securities, included in cash and cash equivalents and investments, are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $326.6 million and $376.9 million at June 30, 2006 and December 31, 2005, respectively. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $9.3 million, or 17% of gross receivables, at June 30, 2006, and $10.9 million, or 19% of gross receivables, at December 31, 2005.

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

Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of switched access services and long distance is generally billed on a transactional basis determined by customer usage with some fixed rate elements. The transactional elements of voice services are billed in arrears and estimates are used to recognize revenue in the period earned.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a dispute is filed, revenue is not recognized until the dispute is resolved.

Switched access is an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate switched access rates. As a result of FCC regulation, the Company’s switched access rates have been reduced to parity with the ILEC rates competing in each service area. Switched access revenue represented 4% and 3% of total revenue for the six months ended June 30, 2006 and 2005, respectively.

Reciprocal compensation is also an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis because changes in, and interpretations of, regulatory rulings create disputes and often result in significant delays in payments. Reciprocal compensation represented 1% and 2% of total revenue for the six months ended June 30, 2006 and 2005, respectively. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services but exclude depreciation, amortization and accretion which is reported separately. These costs include the salaries and related benefits and expenses, including stock-based compensation, of operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers to carry a portion of the Company’s traffic and to interconnect the Company’s networks and for facility leases.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 31% of the Company’s consolidated revenue for the six months ended June 30, 2006 and 2005. No customer accounted for 10% or more of total revenue for the six months ended June 30, 2006 or 2005.

The mergers of AT&T Corp. and SBC Communications Inc., AT&T Corp and BellSouth Corp, and Verizon Communications and MCI Inc. are not expected to significantly change the concentration of the Company’s top 10 customers. The AT&T/SBC transaction is not expected to materially affect the Company’s revenue over the next several years, especially in light of an agreement the Company has with SBC that extends the term of AT&T’s revenue commitment to 2010. AT&T’s purchases from the Company in SBC’s service area accounted for less than 4% of total revenue for the six months ended June 30, 2006. The announced merger of BellSouth Corp. into AT&T Inc., if completed, could result in AT&T Inc. disconnecting local transport services from the Company in BellSouth’s local service area in the long run, but the impact of the transaction, if any, on the Company’s future revenue is not known. AT&T Inc.’s purchases from the Company in BellSouth’s local service area accounted for less than 2% of revenue for the six months ended June 30, 2006. The Verizon/MCI merger could result in MCI buying less local transport services from the Company in Verizon’s service area, although MCI’s purchases from the Company in Verizon’s local service areas accounted for less than 1% of revenue for the six months ended June 30, 2006.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Income Taxes

As of June 30, 2006, the Company has a deferred tax asset of $58.8 million, net of a valuation allowance of $311.1 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

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

The Company’s asset retirement obligations were $8.9 million and $8.5 million as of June 30, 2006 and December 31, 2005, respectively.

Segment Reporting

As of June 30, 2006, the Company operated in 44 markets across the United States. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 markets to be aggregated and resulting in one reportable line of business.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Stock options to purchase shares of the Company’s Class A common stock, restricted stock units for Class A common stock to be issued upon vesting and convertible debt subject to conversion to the Company’s Class A common stock totaled 37.0 million and 19.3 million shares of the Company’s Class A common stock outstanding at June 30, 2006 and 2005, respectively. These shares were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense recognized in the six month period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The effect of adopting SFAS 123R on January 1, 2006 increased the Company’s net loss by $3.5 million and $6.3 million for the three and six months ended June 30, 2006, respectively. There was no effect on cash flows or financial position as a result of the adoption of SFAS123R. The following table illustrates the pro-forma effect if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(amounts in thousands, except per share amounts)		(amounts in thousands, except per share amounts)
Net loss, as reported	$(40,412)	$(27,198)	$(62,673)	$(62,367)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$—	$(4,048)	$—	$(8,541)

Net loss as reported and Pro-forma net loss, respectively	$(40,412)	$(31,246)	$(62,673)	$(70,908)

Basic and diluted loss per share, as reported	$(0.34)	$(0.23)	$(0.53)	$(0.54)

Loss per share, as reported and pro-forma, respectively	$(0.34)	$(0.27)	$(0.53)	$(0.61)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the six months ended June 30, 2006 and the pro-forma disclosure for the three and six months ended June 30, 2005, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures beginning January 1, 2006) over the options vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $10.71 and $2.94 for the six months ended June 30, 2006 and 2005, respectively, with the following weighted-average assumptions:

	Six months ended June 30,
	2006	2005
Volatility	1.00	1.09
Risk-free interest rate	5.0%	4.1%
Dividend yield	0%	0%
Expected term	4 years	5 years

Expected volatilities are based on historical volatility of the Company’s stock over a period generally commensurate with the expected term of the option. The risk-free rate for stock options granted during the period is determined by using the U.S. Treasury rate for the nearest period that coincides with the expected term. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on a combination of historical data and a study of the expected term of options in the Company’s peer group.

As of June 30, 2006, there was $23.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-3 but it is not expected to have a material impact to the Company’s results of operations and net income.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Tax Positions- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainties in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on technical merits of the position. The provisions of FIN 48 are effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements but it is not expected to have a material impact.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

2.	Long-Term Debt and Capital Lease Obligations

	June 30, 2006	December 31, 2005
	(amounts in thousands)
10 1/8% Senior Notes, due 2011	—	400,000
Second Priority Senior Secured Floating Rate Notes, due 2011	240,000	240,000
9 1/4% Senior Notes, due 2014	400,000	400,000
Term Loan B due 2010	199,000	200,000
2.375% Convertible Senior Debentures, due 2026	373,750	—
Capital lease obligations	9,518	10,122

Total obligations	1,222,268	1,250,122
Unamortized premium	424	451
Current portion	(3,563)	(4,211)

Total long-term obligations	1,219,129	1,246,362

As of December 31, 2004, the Company had outstanding $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes were callable as of July 15, 2004 and 2005 at 103.25% and 101.625%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9 3/4% Senior Notes and on December 3, 2005, the Company redeemed the remaining $200 million of the 9 3/4% Senior Notes. The call premium of $6.5 million and $2.1 million write off of deferred debt issue costs related to the redemption of $200 million principal amount of the 9 3/4% Senior Notes on March 11, 2005 have been classified as debt extinguishment costs in the accompanying consolidated statements of operations. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes was $14.0 million for the six months ended June 30, 2005.

As of December 31, 2005, the Company had outstanding $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”). The 10 1/8% Senior Notes were callable as of February 1, 2006 at 105.063%. On May 1, 2006, the Company redeemed the 10 1/8% Senior Notes at a total redemption price of $420.3 million. The call premium of $20.3 million and $5.5 million of deferred debt issue costs related to the 10 1/8% Senior Notes were expensed in the second quarter of 2006 and have been classified as debt extinguishment costs in the accompanying consolidated statements of operations. Interest on the 10 1/8% Senior Notes was payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes was $13.8 million and $20.8 million for the six months ended June 30, 2006 and 2005, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable quarterly. Based on the LIBOR rate in effect as of June 30, 2006, the rate was 9.17% and interest expense including amortization of deferred debt issuance costs relating to the 2011 Notes was $11.0 million and $8.8 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the fair market value of the $240 million of 2011 Notes was approximately $244 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%, for a total of $400 million principal amount of 2014 Notes. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $19.0 million and $16.9 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the fair market value of the $400 million of 2014 Notes was approximately $408 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had a $150 million revolving credit facility (the “Revolver”). On November 3, 2005, Holdings executed an amendment to its existing Revolver that reduced the Revolver from $150 million to $110 million. The Revolver is fully available on a revolving basis and expires on February 20, 2009. The Revolver is a secured obligation, on a first lien basis, of Holdings. Holdings is the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply. Commitment fee expense was $278,000 and $375,000 for the six months ended June 30, 2006 and 2005, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations. As of June 30, 2006, the Revolver was undrawn.

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”). On December 2, 2005, the Company drew down $200 million on the Term Loan. The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan are due quarterly in an amount equal to  1/4 of 1% of the original aggregate principal amount, or $500,000, and commenced on March 31, 2006. The remaining principal is due November 30, 2010. If the 10 1/8% Senior Notes and the 2011 Notes are refinanced on or before November 30, 2010, the maturity date may be extended to November 30, 2012. Interest is

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and is payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of June 30, 2006, the average rate was 7.82% and interest expense including amortization of deferred debt issuance costs relating to the Term Loan was $7.4 million for the six months ended June 30, 2006.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). Offering costs of $11.1 million were deferred and are being amortized to interest expense over the term of the Convertible Debentures. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Interest expense including amortization of deferred debt issuance costs was $2.4 million for the six months ended June 30, 2006. As of June 30, 2006, none of the holders have converted the Convertible Debentures into Class A common stock. At June 30, 2006, the fair market value of the $373.8 million of the Convertible Debentures was approximately $379 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

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

As of June 30, 2006, the Company and Holdings were in compliance with all of their covenants.

3.	Related Party Transactions

In the normal course of business, the Company engages in various transactions with affiliates of the Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms.

The Company benefits from its relationship with Time Warner Cable, an affiliate of Time Warner, both through access to local rights-of-way and construction cost-sharing. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the initially licensed capacity, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $2.5 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

amortization expense. As of June 30, 2006, the Company’s property, plant, and equipment included $195.4 million in licenses of fiber capacity pursuant to the agreements.

Under the fiber capacity licensing arrangements, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $3.4 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. Charges from the Cable Operations were $1.0 and $1.4 million from the Cable Operations for the three months ended June 30, 2006 and 2005, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

Affiliates of the Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes network, data and Internet and voice services, aggregated $8.4 million for the six months ended June 30, 2006 and 2005.

4.	Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Stock Option Plan

The Company maintains a 1998 Stock Option Plan that permits up to 9.0 million shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of June 30, 2006, approximately 4.1 million shares of Class A common stock are reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares of Class A common stock are available for grant under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains a 2000 Employee Stock Plan that permits up to 24.5 million shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of June 30, 2006, approximately 12.9 million shares of Class A common stock are reserved for issuance upon exercise of outstanding options and release of awards and approximately 7.0 million shares of Class A common stock are available for grant under the plan. Generally, the options vest over periods of up to four years and expire either seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

From 2001 through 2006, the Company granted various restricted stock awards for 504,576 shares to officers and certain employees of the Company. The expense related to these awards is being recorded over their vesting periods, generally three to four years. Stock compensation expense of approximately $0.2 million and $0.5 million was recorded for these stock awards in the six months ended June 30, 2006 and 2005, respectively, and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

During 2006, the Company issued 565,000 restricted stock units to certain officers of the Company. Of the restricted stock units issued, 50% are service based awards and 50% are performance based awards. The service based awards vest on December 31, 2009 provided the officer is an employee of the Company on that date and the resulting expense is being recognized over the service period. The performance based awards vest in early 2008 provided the officer is an employee of the Company on that date and are based on attainment of certain measures over two years ending December 31, 2007 and the resulting expense is being recognized over that period. Stock compensation expense of approximately $1.0 million was recorded for these awards in the six months ended June 30, 2006 and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

The table below summarizes the Company’s stock option activity and related information for the six months ended June 30, 2006.

	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at beginning of year	19,511,991	$17.03
Granted	308,100	15.06
Exercised	(3,103,155)	5.65
Forfeited	(307,188)	22.70

Options outstanding at quarter end	16,409,748	19.04	5.14	$80,842

Vested and expected to vest at quarter end	15,485,442	19.76	5.06	$73,508

Exercisable at quarter end	11,320,327	24.70	4.53	$37,756

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $26.3 million and $.7 million, respectively.

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

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2006 and December 31, 2005, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2006 and 2005, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2006 and 2005.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$419	133,814	(3,407)	—	130,826
Investments	14,769	182,701	—	—	197,470
Receivables, net	—	—	46,904	—	46,904
Prepaid expenses and other current assets	6,464	9,111	4,739	—	20,314
Deferred income taxes	—	11,426	—	—	11,426

Total current assets	21,652	337,052	48,236	—	406,940

Property, plant and equipment, net	—	31,702	1,161,476	—	1,193,178
Deferred income taxes	—	47,343	—	—	47,343
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	11,127	14,494	926	—	26,547

Total assets	$32,779	430,591	1,237,411	—	1,700,781

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	(514)	33,464	—	32,950
Other current liabilities	2,409	51,500	141,029	—	194,938
Intercompany payable (receivable)	(1,459,148)	(480,183)	1,939,331	—	—

Total current liabilities	(1,456,739)	(429,197)	2,113,824	—	227,888

Losses in subsidiary in excess of investment	889,440	987,288	—	(1,876,728)	—
Long-term debt and capital lease obligations	373,750	837,424	7,955	—	1,219,129
Deferred revenue	—	—	18,554		18,554
Other long-term liabilities	—	—	8,882	—	8,882
Stockholders’ equity (deficit)	226,328	(964,924)	(911,804)	1,876,728	226,328

Total liabilities and stockholders’ equity (deficit)	$32,779	430,591	1,237,411	—	1,700,781

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	191,298	—	191,298
Costs and expenses:
Operating, selling, general and administrative	—	32,872	92,313	—	125,185
Depreciation, amortization and accretion	—	4,557	57,810	—	62,367
Corporate expense allocation	—	(37,429)	37,429	—	—

Total costs and expenses	—	—	187,552	—	187,552

Operating income	—	—	3,746	—	3,746
Interest expense, net	(3,963)	(11,415)	(2,996)	—	(18,374)
Debt extinguishment costs	(25,777)	—	—	—	(25,777)
Interest expense allocation	29,740	11,415	(41,155)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(40,405)	—	(40,405)
Income tax expense	—	7	—	—	7

Net loss before equity in undistributed losses of subsidiaries	—	(7)	(40,405)	—	(40,412)
Equity in undistributed losses of subsidiaries	(40,412)	(40,405)	—	80,817	—

Net loss	$(40,412)	(40,412)	(40,405)	80,817	(40,412)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	377,485	—	377,485
Costs and expenses:
Operating, selling, general and administrative	—	70,992	178,213	—	249,205
Depreciation, amortization and accretion	—	9,052	113,444	—	122,496
Corporate expense allocation	—	(80,044)	80,044	—	—

Total costs and expenses	—	—	371,701	—	371,701

Operating income	—	—	5,784	—	5,784
Interest expense, net	(14,060)	(23,158)	(5,455)	—	(42,673)
Debt extinguishment costs	(25,777)	—			(25,777)
Interest expense allocation	39,837	23,158	(62,995)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(62,666)	—	(62,666)
Income tax expense	—	7	—	—	7

Net loss before equity in undistributed losses of subsidiaries	—	(7)	(62,666)	—	(62,673)
Equity in undistributed losses of subsidiaries	(62,673)	(62,666)	—	125,339	—

Net loss	$(62,673)	(62,673)	(62,666)	125,339	(62,673)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	346,351	—	346,351
Costs and expenses:
Operating, selling, general and administrative	—	69,887	158,329	—	228,216
Depreciation, amortization and accretion	—	12,287	104,391	—	116,678
Corporate expense allocation	—	(82,174)	82,174	—	—

Total costs and expenses	—	—	344,894	—	344,894

Operating income	—	—	1,457	—	1,457
Interest expense, net	(34,567)	(16,597)	(3,937)	—	(55,101)
Debt extinguishment costs	(8,573)	—	—	—	(8,573)
Interest expense allocation	43,140	16,597	(59,737)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(62,217)	—	(62,217)
Income tax expense	150	—	—	—	150

Net loss before equity in undistributed losses of subsidiaries	(150)	—	(62,217)	—	(62,367)
Equity in undistributed losses of subsidiaries	(62,217)	(28,822)	—	91,039	—

Net loss	$(62,367)	(28,822)	(62,217)	91,039	(62,367)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,673)	(62,673)	$(62,666)	$125,339	(62,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	9,052	113,444	—	122,496
Intercompany change	46,503	(83,245)	162,081	(125,339)	—
Deferred debt issue and extinguishment costs	26,305	1,287	—	—	27,592
Stock based compensation	—	—	6,298	—	6,298
Changes in operating assets and liabilities	24,534	79,590	(137,478)	—	(33,354)

Net cash (used in) provided by operating activities	34,669	(55,989)	81,679	—	60,359

Cash flows from investing activities:
Capital expenditures	—	(4,240)	(84,084)	—	(88,324)
Purchases of investments	(24,615)	(254,199)	—	—	(278,814)
Proceeds from maturities of investments	29,100	239,292	—	—	268,392
Other investing activities	—	23	82	—	105

Net cash provided by (used in) investing activities	4,485	(19,124)	(84,002)	—	(98,641)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,483	(117)	—	—	362,366
Repayment of debt obligations	—	(1,000)	—	—	(1,000)
Retirement of debt obligations	(420,252)	—	—		(420,252)
Net proceeds from issuance of common stock upon exercise of stock options	17,529	—	—	—	17,529
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	660	—	—	—	660
Payment of capital lease obligations	—	(747)	(282)	—	(1,029)

Net cash provided by (used in) financing activities	(39,580)	(1,864)	(282)	—	(41,726)

Increase (Decrease) in cash and cash equivalents	(426)	(76,977)	(2,605)	—	(80,008)
Cash and cash equivalents at beginning of year	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of year	$419	133,814	(3,407)	—	130,826

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

On July 27, 2006, the Company entered into a definitive Agreement and Plan of Merger with Xspedius Communications, LLC (“Xspedius”), Xspedius Management Co., LLC, and Xspedius Holding Corp. (the “Agreement”) pursuant to which XPD Acquisition, LLC, a wholly-owned subsidiary of the Company, will merge with and into Xspedius, with Xspedius continuing as an indirect wholly-owned subsidiary of the Company. Under the terms of the Agreement, the Company will pay total consideration of $531.5 million, consisting of $212.5 million in cash and $319 million in shares of the Company’s Class A common stock. The Company will assume no debt in the acquisition. The stock consideration is subject to a 20% symmetrical collar adjustment. This adjustment is based on the average share price of the Company’s Class A common stock for the 20 trading days prior to closing as compared to $14.57. The number of shares issued to the sellers will be increased for a stock price decrease or reduced for a stock price increase, subject to certain minimum and maximum numbers of shares to be issued, to reflect the collar. The sellers of Xspedius will not have any special voting or corporate governance rights as a result of the Class A common stock to be issued to them in the merger.

Closing is expected within six months, and is subject to customary conditions, including receipt of applicable state and federal regulatory approvals and the effectiveness of a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, as amended, of the Time Warner Telecom Class A common stock to be issued in the merger. Resales of shares of Class A common stock to be issued to former affiliates of Xspedius in the merger will be subject to certain volume restrictions under applicable securities laws and regulation for a one year period following the merger. The transaction has been approved by the required majority consent of equity holders of Xspedius and does not require a Time Warner Telecom shareholder vote.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A “Risk Factors” in Part II and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of June 30, 2006, our fiber networks spanned 21,068 route miles. As of that date, we offered service to 6,433 buildings served entirely by our facilities (on-net) and 17,623 buildings served through the use of our fiber network, and our switching facilities (for voice services) with leased services from other carriers to connect our distribution ring to the customer location. We continue to expand our footprint within our existing markets by connecting our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city voice services that provide customers the ability to offer a virtual presence in a remote city.

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

On March 29, 2006, the Class B Stockholders completed an underwritten offering of 22,310,000 shares of Class A common stock of the Company, which were converted from shares of Class B common stock. The Company did not receive any proceeds from the offering nor did the Company’s total shares outstanding change as a result of the offering. As of June 30, 2006, the Class B Stockholders had combined ownership of the outstanding common stock of 36.2%, combined voting power of 85.0% and were entitled to nominate a majority of the directors on the Company’s Board of Directors. Time Warner Inc. has indicated to us that it does not consider its remaining investment in the Company to be strategic and, therefore, Time Warner Inc. may make additional sales or other dispositions of its shares in the Company in the future, subject to the terms of a stockholders’ agreement among the holders of the Class B common stock.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2006 and 2005 breaks down as follows:

	For the Three Months Ended
	2005				2006
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Enterprise / End Users	53%	55%	56%	57%	58%	59%
Carrier	39%	38%	37%	35%	35%	34%
Related Parties	3%	2%	2%	2%	2%	2%
Intercarrier Compensation	5%	5%	5%	6%	5%	5%

Total Revenue	100%	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based voice and data services, security, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for the three months ended June 30, 2006 grew 29% compared to the same period in 2005. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity; and

TIME WARNER TELECOM INC.

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet. Revenue from our enterprise customer base grew 17% in the second quarter of 2006 from the second quarter of the prior year as compared to 18% growth from second quarter 2004 to second quarter 2005. Revenue from enterprise customers represented 59% of our total revenue in the second quarter of 2006 as compared to 55% for the same period in 2005. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to maintain or increase the rate of revenue growth from enterprise customers will depend in part upon the success of initiatives we have implemented to improve customer retention, the success of new product offerings targeted at enterprise customers and our ability to compete for multi-location customers. In addition, we may experience fluctuations in revenue due to the timing of installations, seasonality, customer disputes and other factors. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable despite weakness in the interexchange carrier sector and growing consolidations in the industry, which has limited our revenue growth from those customers. Carrier revenue represented 34% of our total revenue in the second quarter of 2006 as compared to 38% for the same period in 2005. We continue to experience service disconnections from carriers and Internet Service Providers, or ISPs, and expect an increase in disconnections related to industry consolidation, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide network, data and Internet and voice services to affiliates of our Class B Stockholders including Time Warner Cable, Time Warner Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that we believe result in reasonable arm’s-length terms. Revenue from related parties represented approximately 2% of total revenue in both the three months ended June 30, 2006 and 2005. Related party revenue is disclosed in Note 1 to “Statements of Operations Data” in Results of Operations below.

Intercarrier Compensation

Intercarrier compensation revenue consists of switched access and reciprocal compensation. Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Beginning in 2001, Federal Communications Commission (“FCC”) regulation of CLECs’ interstate switched access charges have reduced our rates to parity with the rates of the ILEC in each of our service areas. We expect that switched access rates will continue to decline due to anticipated future rate reductions. Switched access revenue represented 4% of total revenue for the three months ended June 30, 2006 and 2005.

Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and

TIME WARNER TELECOM INC.

judicial rulings. A 2001 FCC ruling reduced rates over three years and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% of revenue for the three months ended June 30, 2006 and 2005. The FCC has commenced further rulemaking proceedings on intercarrier compensation. At this time, we cannot predict the timing or outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

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

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects represented approximately 1.1% of monthly revenue for the three month period ended June 30, 2006, which is slightly down from an average of 1.2% for 2005, but significantly lower than 1.5% in 2004 and 2.0% in 2003. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired or merge, we may lose a portion of their business, which could be significant. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. SBC’s merger with AT&T Corp. could result in the combined company buying less local transport service from us in SBC’s local service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the six months ended June 30, 2006. AT&T Inc.’s announced merger with BellSouth Corp., if consummated, could result in AT&T Inc. buying less local transport services from us in BellSouth Corp.’s local service area in the long run. AT&T’s purchases from us in BellSouth’s local area accounted for less than 2% of our revenue for the six months ended June 30, 2006. We cannot predict whether or the extent to which these transactions, if consummated, will affect our revenue. The impacts of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. The merger of Verizon Communications and MCI Inc. could result in MCI buying less local transport services from us in Verizon’s service areas, although MCI’s purchases from us in Verizon’s local service area accounted for less than 1% of revenue for the six months ended June 30, 2006. We also believe revenue from a wireless carrier that was acquired in 2004 is likely to decrease significantly in the future as a result of the acquisition. The combined revenue from this

TIME WARNER TELECOM INC.

consolidation accounted for approximately 5% of our revenue for the six months ended June 30, 2006, some portion of which we may lose.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, especially as existing contracts expire and we negotiate renewals.

Other Expense Trends

To increase our operating margins, we have undertaken several cost reduction measures including network grooming and pricing optimization to reduce the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies and stricter credit policies that have improved the quality of our customer base and lowered bad debt expenses. If our revenue declines in the future, we cannot predict whether continued cost management will be sufficient to maintain current operating margins.

Related Party Expense

We benefit from our relationship with Time Warner Cable, an affiliate of one of our Class B Stockholders, both through access to local rights-of-way and construction cost sharing. We have similar arrangements with Bright House Networks, LLC, which is also an affiliate of Advance/Newhouse. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of June 30, 2006, our property, plant, and equipment included $195.4 million in payments for licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our Class B Stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that we believe result in reasonable arm’s- length terms. We also benefit from discounts available to Time Warner Inc. and its affiliates by aggregating our purchases of long distance services, car rental services, overnight delivery services, and wireless usage with those of Time Warner Inc. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations below.

Acquisition of Xspedius Communications, LLC

On July 27, 2006, the Company entered into a definitive Agreement and Plan of Merger with Xspedius Communications, LLC (“Xspedius”), Xspedius Management Co., LLC, and Xspedius Holding Corp. (the “Agreement”) pursuant to which XPD Acquisition, LLC, a wholly-owned subsidiary of the Company, will merge with and into Xspedius, with Xspedius continuing as an indirect wholly-owned subsidiary of the Company. Under the terms of the Agreement, the Company will pay total consideration of $531.5 million, consisting of $212.5 million in cash and $319 million in shares of the Company’s Class A common stock and will assume no debt in the acquisition. The stock consideration is subject to a 20% symmetrical collar adjustment. This adjustment is based on the average share price of the Company’s Class A common stock for the 20 trading days prior to closing as compared to $14.57. The number of shares issued to the sellers will be increased for a stock price decrease or reduced for a stock price increase, subject to certain minimum and maximum numbers of shares to be issued, to reflect the collar. The sellers of Xspedius will not have any special voting or corporate governance rights as a result of the Class A common stock to be issued to them in the merger.

The acquisition, when consummated, will extend our footprint into 31 additional markets, provide us with additional fiber in 12 markets where we already operate and provide the opportunity for us to offer our advanced services in additional markets over Xspedius’ fiber networks, Our ability to achieve the anticipated benefits of the acquisition is subject to various risks, including possible difficulties in assimilating Xspedius’ technology, products, processes and information systems, the possibility that we will need to make more capital expenditures to successfully integrate Xspedius than anticipated, the possible diversion of management attention away from our existing business and the possibility that we will not be able to achieve sufficient increased revenue from the acquired assets.

Closing is expected within six months, and is subject to customary conditions, including receipt of applicable state and federal regulatory approvals and the effectiveness of a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, as amended, of our Class A common stock to be issued in the merger. Some of these conditions may be beyond our control, and therefore, we cannot assure that the acquisition will be completed on the schedule contemplated, or at all.

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

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. The Company evaluates these reserves on an ongoing basis and makes adjustments as necessary.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At June 30, 2006, our net deferred tax asset after a valuation allowance of $311.1 million was $58.8 million.

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

Stock-Based Compensation

During the first quarter of 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payments (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Under the modified prospective method of transition that we adopted January 1, 2006, compensation expense recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective method of transition, we did not restate our prior period financial statements to reflect expensing of stock-based compensation. Therefore, the three and six-month results of June 30, 2006 are not directly comparable to the same period in the prior year; however, we provide comparative net loss and net loss per share on a pro-forma basis in Note 1 to the consolidated and condensed financial statements under the provisions of SFAS 123. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management. See Note 1 to the consolidated and condensed financial statements for more information about the adoption of this accounting standard.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements presented in thousands of dollars and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Network services	$86,436	45%	$85,165	49%	$172,792	46%	$170,813	49%
Data and Internet services	51,458	27	39,919	23	99,575	26	76,615	22
Voice services	44,647	23	40,957	23	87,579	23	81,407	24
Intercarrier compensation	8,757	5	8,736	5	17,539	5	17,516	5

Total revenue	191,298	100	174,777	100	377,485	100	346,351	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (3)	69,371	36	66,717	37	139,429	37	133,524	39
Selling, general, and administrative (3)	55,814	29	49,913	29	109,776	29	94,692	27
Depreciation, amortization, and accretion	62,367	33	58,672	34	122,496	32	116,678	34

Total costs and expenses	187,552	98	175,302	100	371,701	98	344,894	100

Operating income (loss)	3,746		(525)		5,784		1,457
Interest expense	(24,468)	(13)	(29,453)	(18)	(53,162)	(14)	(60,677)	(18)
Debt extinguishment costs	(25,777)	(13)	—	—	(25,777)	(7)	(8,573)	(2)
Interest income	6,094	3	2,855	2	10,489	3	5,576	2

Loss before income taxes	(40,405)	(21)	(27,123)	(16)	(62,666)	(17)	(62,217)	(18)
Income tax expense	7	—	75	—	7	—	150	—

Net loss	$(40,412)	(21)%	$(27,198)	(16)%	$(62,673)	(17)%	$(62,367)	(18)%

Basic and diluted loss per share	$(0.34)		$(0.23)		$(0.53)		$(0.54)

Weighted average shares outstanding, basic and diluted	120,069		116,131		119,155		116,002
Modified EBITDA (4)(5)(6)	$69,571	36%	$58,147	33%	$134,579	36%	$118,135	34%
Net cash provided by operating activities	49,933		51,571		60,359		38,298
Net cash (used in) provided by investing activities	(49,480)		(27,157)		(98,641)		113,645
Net cash used in financing activities	(415,474)		(746)		(41,726)		(10,109)

(1)	Includes revenue resulting from transactions with affiliates of $4.2 million and $4.1 million for the three months ended June 30, 2006 and 2005, respectively, and $8.4 million for each of the six months ended June 30, 2006 and 2005.

(2)	Includes expenses resulting from transactions with affiliates of $2.2 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively, and $4.4 and $4.2 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Includes non-cash stock-based employee compensation of $0.5 million and $1.0 million in Operating for the three and six months ended June 30, 2006, respectively, $3.0 million and $5.3 million in Selling, general and administrative for the three and six months ended June 30, 2006, respectively, and $0.3 million and $0.5 million in Selling, general and administrative for the three and six months ended June 30, 2005, respectively.

TIME WARNER TELECOM INC.

(4)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), and, commencing first quarter 2006, non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income, net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of each of our outstanding senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(5)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(amounts in thousands)		(amounts in thousands)
Net loss	$(40,412)	(27,198)	$(62,673)	(62,367)
Income tax expense	7	75	7	150
Interest income	(6,094)	(2,855)	(10,489)	(5,576)
Interest expense	24,468	29,453	53,162	60,677
Debt extinguishment costs	25,777	—	25,777	8,573
Depreciation, amortization, and accretion	62,367	58,672	122,496	116,678
Non-cash stock-based compensation	3,458	—	6,299	—

Modified EBITDA	$69,571	58,147	$134,579	118,135

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Total revenue increased $16.5 million, or 9%, to $191.3 million for the three months ended June 30, 2006, from $174.8 million for the comparable period in 2005. The largest increase was from data and Internet services which increased $11.5 million, or 29%, to $51.5 million for the three months ended June 30, 2006 from the comparable period in 2005. The increase primarily resulted from growth in enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services increased $1.3 million, or 1%, to $86.4 million for the three months ended June 30, 2006 from the comparable period in 2005. The increase in network services revenue resulted primarily from increased sales to enterprise customers.

Voice services revenue increased $3.7 million, or 9%, to $44.6 million for the three months ended June 30, 2006 from the comparable period in 2005. The increase is primarily due to growth in bundled voice product sales.

Intercarrier compensation revenue, including reciprocal compensation and switched access, remained flat at $8.8 million for the three months ended June 30, 2006 and 2005.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services. These costs include the salaries and related expenses of operations and engineering personnel, costs of repairs and maintenance of our network, and costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control costs. Operating expenses increased $2.7 million, or 4%, to $69.4 million for the three months ended June 30, 2006, from $66.7 million for the comparable period in 2005. The increase is primarily related to revenue growth which contributed to higher direct costs associated with serving our customers and an increase in employee costs related to merit increases. Additionally, in January 2006 we began recognition of expense for non-cash stock-based compensation which resulted in an increase to operating expense of $0.5 million. Operating expenses were 36% of revenue for the three months ended June 30, 2006 as compared to 37% of revenue for the same period in 2005.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $5.9 million, or 12%, to $55.8 million for the three months ended June 30, 2006, from $49.9 million for the comparable period in 2005. The change is primarily related to higher employee compensation costs resulting from annual salary increases and an increase in bad debt expense. Additionally, in January 2006 we began recognition of expense for non-cash stock-based compensation expense which resulted in an increase of $2.7 million over the same period last year. Selling, general, and administrative expenses were 29% of revenue for the three months ended June 30, 2006 and 2005.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $3.7 million, to $62.4 million for the three months ended June 30, 2006, from $58.7 million for the comparable period in 2005. The increase was primarily attributable to additions to property, plant and equipment made during 2005 and 2006 somewhat offset by a reduction in depreciation as assets become fully depreciated and from asset retirements.

Interest Expense. Interest expense decreased $5.0 million to $24.5 million for the three months ended June 30, 2006, from $29.5 million for the comparable period in 2005. The decrease is due to lower effective interest rates as a result of debt refinancing in the first and fourth quarters of 2005 and the first quarter of 2006. This decrease was somewhat offset by additional interest expense incurred due to higher average debt outstanding in the second quarter of 2006 compared to 2005. On March 29, 2006, we issued

TIME WARNER TELECOM INC.

$373.8 million in 2 3/8% Convertible Senior Debentures and on May 1, 2006 we retired $400 million in 10 1/8% Senior Notes.

Debt extinguishment costs. The early retirement of the $400 million 10 1/8% Senior Notes on May 1, 2006 resulted in debt extinguishment costs of $25.8 million. The debt extinguishment costs consisted of a call premium of $20.3 million and the write off of deferred debt issuance costs of $5.5 million. There were no debt extinguishment costs for the three months ended June 30, 2005.

Interest Income. Interest income increased $3.2 million to $6.1 million for the three months ended June 30, 2006, from $2.9 million for the comparable period in 2005. The increase is due to higher average interest rates and cash, cash equivalent and investment balances.

Net Loss and Modified EBITDA. Net loss increased $13.2 million, or 49%, to $40.4 million for the three months ended June 30, 2006 from $27.2 million for the comparable period in 2005. The change primarily resulted from the debt extinguishment costs of $25.8 million, higher depreciation expense of $3.7 million resulting from continued investment in capital expenditures and $3.2 million in non-cash stock-based compensation from the adoption of SFAS 123R during the first quarter of 2006. These increases were partially offset by an increase in Modified EBITDA of $11.5 million and a decrease in interest expense, net of interest income, of $8.2 million. Modified EBITDA increased $11.5 million to $69.6 million, or 36% of revenue for the three months ended June 30, 2006, from $58.1 million, or 33% of revenue from the comparable period in 2005. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with selling, installing and maintaining the higher revenue stream.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense or benefit, cumulative effect of change in accounting principle, and, beginning in the first quarter of 2006, non- cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness.

TIME WARNER TELECOM INC.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Total revenue increased $31.1 million, or 9%, to $377.5 million for the six months ended June 30, 2006, from $346.4 million for the comparable period in 2005. The largest increase was from data and Internet services which increased $23.0 million, or 30%, to $99.6 million for the six months ended June 30, 2006 from the comparable period in 2005. The increase primarily resulted from growth in enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services increased $2.0 million, or 1%, to $172.8 million for the six months ended June 30, 2006 from the comparable period in 2005. The increase in network services revenue resulted primarily from increased sales to enterprise customers and several large carrier customers.

Voice services revenue increased $6.2 million, or 8%, to $87.6 million for the six months ended June 30, 2006 from the comparable period in 2005. The increase is primarily due to growth in bundled voice product sales.

Intercarrier compensation revenue, including switched access and reciprocal compensation, remained flat at $17.5 million for the six months ended June 30, 2006 and 2005.

Operating Expenses. Operating expenses increased $5.9 million, or 4%, to $139.4 million for the six months ended June 30, 2006, from $133.5 million for the comparable period in 2005. The increase is primarily related to revenue growth which contributed to higher direct costs associated with serving our customers and an increase in employee costs related to merit increases. Additionally, in January 2006 we began recognition of expense for non-cash stock-based compensation which resulted in an increase to operating expense of $1.0 million. Operating expenses were 37% of revenue for the three months ended June 30, 2006 as compared to 39% of revenue for the same period in 2005.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $15.1 million, or 16%, to $109.8 million for the six months ended June 30, 2006, from $94.7 million for the comparable period in 2005. The increase was a result of higher employee compensation from annual salary increases and higher bad debt expense. Additionally, in January 2006 we began recognition of expense for non-cash stock-based compensation expense which resulted in an increase of $4.9 million over the same period last year. Selling, general, and administrative expenses were 29% and 27% of revenue for the six months ended June 30, 2006 and 2005, respectively.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $5.8 million, to $122.5 million for the six months ended June 30, 2006, from $116.7 million for the comparable period in 2005. The increase was primarily attributable to additions to property, plant and equipment made during 2005 and 2006 mostly offset by a reduction in depreciation as assets become fully depreciated and from asset retirements.

Interest Expense. Interest expense decreased $7.5 million to $53.2 million for the six months ended June 30, 2006, from $60.7 million for the comparable period in 2005 due to lower overall effective interest rates.

Debt extinguishment costs. Debt extinguishment costs increased $17.2 million to $25.8 million for the six months ended June 30, 2006, from $8.6 million for the comparable period in 2005. The debt extinguishment costs in 2006 resulted from the early retirement of the $400 million 10 1/8% Senior Notes on May 1, 2006 and consisted of a call premium of $20.3 million and the write off of deferred debt issuance costs of $5.5 million. The costs for the six months ended June 30, 2005 resulted from the early retirement of $200 million 9 3/4% Senior Notes and consisted of a call premium of $6.5 million and the write off of deferred debt issuance costs of $2.1 million.

TIME WARNER TELECOM INC.

Interest Income. Interest income increased $4.9 million to $10.5 million for the six months ended June 30, 2006, from $5.6 million for the comparable period in 2005. The increase is due to higher average interest rates and cash, cash equivalent and investment balances.

Net Loss and Modified EBITDA. Net loss increased $0.3 million, or 0.5%, to $62.7 million for the six months ended June 30, 2006 from $62.4 million for the comparable period in 2005. The change primarily resulted from the increase in debt extinguishment costs of $17.2 million, higher depreciation expense of $5.8 million resulting from continued investment in capital expenditures and $5.8 million in non-cash stock-based compensation from the adoption of SFAS 123R during the first quarter of 2006. These increases were partially offset by an increase in Modified EBITDA of $16.5 million and a decrease in interest expense, net of interest income, of $12.4 million. Modified EBITDA increased $16.5 million to $134.6 million, or 36% of revenue for the six months ended June 30, 2006, from $118.1 million, or 34% of revenue from the comparable period in 2005. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with selling, installing and maintaining the higher revenue stream.

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

At June 30, 2006, we had $1.2 billion of total debt and $328.3 million of cash and cash equivalents and short-term investments (net debt of $894.4 million, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of total debt and $393.5 million of cash and cash equivalents and short-term investments (net debt of $857.1 million) at December 31, 2005. The increase in net debt relates primarily to cash used for capital expenditures, cash interest payments, and payments associated with financing activities partially offset by cash provided by operating activities resulting from Modified EBITDA, changes in working capital and receipts on interest income. These components of cash flow are discussed more fully below.

As of June 30, 2006, our working capital ratio (current assets divided by current liabilities) was 1.79 as compared to our working capital ratio of 1.83 as of December 31, 2005. The decline in our working capital ratio is the result of the use of cash and cash equivalents as described below.

Cash Flow Activity

Cash and cash equivalents were $130.8 million and $210.8 million as of June 30, 2006 and December 31, 2005, respectively. In addition, we had investments of $197.5 million and $182.7 million as of June 30, 2006 and December 31, 2005, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Six months ended June 30,
	2006	2005
	(amounts in thousands)
Cash provided by operating activities	$60,359	$38,298
Cash (used in) provided by investing activities	(98,641)	113,645
Cash used in financing activities	(41,726)	(10,109)

(Decrease) increase in cash and cash equivalents	$(80,008)	$141,834

TIME WARNER TELECOM INC.

Operations. Cash provided by operating activities was $60.4 million for the six months ended June 30, 2006 compared to cash provided by operating activities of $38.3 million for the same period in 2005. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and changes in working capital, primarily due to timing of payments to vendors. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $98.6 million for the six months ended June 30, 2006 compared to cash provided by investing activities of $113.6 million for the same period in 2005. The change is primarily a result of net proceeds from maturities of investments during 2005. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Capital expenditures in the six months ended June 30, 2006 were $88.7 million, the majority of which were used to expand our networks in our existing markets and to reach new customer buildings, compared to $81.8 million in the six months ended June 30, 2005.

Financing. Cash used in financing activities was $41.7 million for the six months ended June 30, 2006, primarily related to net cash required to redeem $400 million principal amount of 10 1/8% Senior Notes and to issue $373.8 million principal amount of 2 3/8% Convertible Senior Debentures as well as proceeds from the exercise of stock options. Cash used in financing activities was $10.1 million for the six months ended June 30, 2005 and was primarily related to net cash required to redeem $200 million principal amount of 9 3/4% Senior Notes due 2008 and to issue an additional $200 million of 9 1/4% Senior Notes due 2014.

On February 9, 2005, Holdings issued an additional $200 million in 9 1/4% Senior Notes due February 15, 2014, and received net proceeds of $197 million. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes. On November 3, 2005, Holdings executed a $200 million Term Loan B Facility and subsequently drew down that facility in December 2005. On December 3, 2005, we redeemed the remaining $200 million principal amount 9 3/4% Senior Notes. On March 29, 2006, we issued $373.8 million principal amount of 2 3/8% Convertible Senior Debentures (the “Convertible Debentures”). On May 1, 2006, we redeemed $400 million principal amount of 10 1/8% Senior Notes. Significant terms and components of our financings are detailed below:

•	The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of Holdings. The 2011 Notes are guaranteed by us and most of our and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum which is equivalent to 20% of the outstanding principal balance of the 2011 Notes. Interest is computed based on a specified LIBOR rate plus 4.0% and will be reset and payable quarterly. Based on the LIBOR rate in effect as of June 30, 2006, the rate was 9.17% and aggregate annual interest payments would be approximately $22.0 million. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively.

•	The $400 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of Holdings. The 2014 Notes are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. Interest is payable semiannually on February 15 and August 15. Aggregate annual interest payments on the 2014 Notes are approximately $37.0 million. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings.

•	The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 were unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes at a redemption price of 103.25% plus accrued interest and on December 3, 2005, we redeemed the remaining $200 million of its 9 3/4% Senior Notes at a redemption price of 101.625% plus accrued interest.

TIME WARNER TELECOM INC.

•	The $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which was amended to a $110 million facility on November 3, 2005, is presently undrawn and fully available on a revolving basis, expiring on February 20, 2009. Holdings is the borrower under the facility, and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest is calculated based on a specified floating Eurodollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We are required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver.

•	The $200 million Term Loan B Facility (the “Term Loan”) was executed by Holdings in November 2005 and fully drawn in December 2005. The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan are due quarterly and began March 31, 2006, in an amount equal to 1/4 of 1% of the original aggregate principal amount. The remaining principal is due November 30, 2010. If the 10 1/8% Senior Notes and the 2011 Notes are refinanced on or before November 30, 2010, the maturity date may be extended to November 30, 2012. Interest is computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and will be payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of June 30, 2006, the average rate was 7.82% and aggregate annual interest payments would be approximately $15.6 million.

•	On March 29, 2006, we completed an offering of $373.8 million principal amount of Convertible Debentures. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to convert the debentures into shares of our Class A Common Stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, we will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Aggregate annual interest payments on the Convertible Debentures are approximately $8.9 million. As of June 30, 2006, none of the holders have converted the Convertible Debentures into Class A common stock.

•	On May 1, 2006, we redeemed the $400 million principal amount of 10 1/8% Senior Notes at a redemption price of $420.3 million plus accrued interest using the net proceeds from the issuance of the Convertible Debentures along with cash on hand.

Our senior notes described above are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreements for the Revolver and the Term Loan contain similar restrictions, as well as certain financial covenants under the Revolver that we must comply with if we draw on the Revolver. We were in compliance with these covenants at June 30, 2006.

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

TIME WARNER TELECOM INC.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility as of June 30, 2006. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

Capital Expenditures and Requirements

Our total capital expenditures were $88.7 million for the six months ended June 30, 2006 compared to $81.8 million for the same period in 2005. We incur capital expenditures to develop and expand our network, products and systems. For 2006, we expect capital expenditures to be approximately $175 to $185 million. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

TIME WARNER TELECOM INC.

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

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our series of senior notes. In addition, each group of lenders (Revolver and Term Loan) may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements. A change of control could occur that is beyond our control if the Class B stockholders were to sell their shares of Class B common stock as a block to an unrelated party. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. The Term Loan and, if drawn, the Revolver could be subject to an acceleration of the repayment date if we are in default under the covenants and the lender did not waive the default. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications or waivers of default on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt or equity financing by us or our subsidiaries, the availability of which are subject to financial market conditions, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans. Our Class B Stockholders are under no obligation to make any additional investments in us or to provide guarantees for debt financing by banks or other financing sources and we expect that they would be unwilling to do so.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Proposed Xspedius Acquisition

We expect to require approximately $212.5 million in cash to complete the merger with Xspedius. We may use our undrawn Revolver for up to $110 million of this amount and fund the balance with cash on hand, or we may engage in additional public or private financing transactions. Any of these possible sources of funding may increase our indebtedness and reduce our liquidity. However, we also expect the Xspedius acquisition to provide us with additional EBITDA to service our debt, fund capital expenditures and operate our business. After giving effect to the Xspedius acquisition, and based on current assumptions, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our debt in 2007 and for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, a need for integration capital significantly in excess of our current projections, an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means.

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

The following table provides information at June 30, 2006 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates. These investment securities will mature within one year.

2006 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$1,660
Weighted average interest rate	4.9%
Commercial paper, corporate and municipal debt securities	$324,896
Weighted average interest rate	5.1%

At June 30, 2006, the fair values of our fixed rate 9 1/4% Senior Notes due 2014, our floating rate Second Priority Senior Notes due 2011, and our 2 3/8% Convertible Debentures due 2026 were approximately $408 million, $244 million, and $379 million, respectively, as compared to carrying values of $400 million, $240 million, and $373.8 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Interest on the floating rate 2011 Notes varies based on a specified LIBOR rate. Based on the $240 million outstanding balance as of June 30, 2006, a one percent change in the applicable rate would change the amount of annual interest paid by $2.4 million.

Interest on the Term Loan varies based on a specified Eurodollar rate. Based on the $199 million outstanding balance as of June 30, 2006, a one percent change in the applicable rate would change the amount of annual interest paid by $2.0 million.

Item 4.	Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 1A.	Risk Factors

The Company has the following additional risk factors in connection with its pending acquisition of Xspedius Communications, LLC:

We may have difficulty achieving the benefits intended from the proposed acquisition of Xspedius Communications, LLC.

We entered into a definitive agreement to acquire Xspedius Communications, LLC with the expectation that the acquisition, when consummated, would result in certain benefits, including the ability to expand our network reach, offer our advanced services in additional markets over Xspedius’ fiber networks, optimize network costs and increase operational efficiencies. Achieving these benefits will depend upon the successful integration of Xspedius’ business and technology into our operations in a timely and efficient manner, which will not begin until after closing, and our ability to generate additional revenue from the Xspedius assets. This integration will be a complex and time consuming process. We cannot assure you that we will be successful in achieving any of the anticipated benefits. The risks associated with the acquisition include, but are not limited to:

•	the diversion of our management’s attention, as the integration of Xspedius is expected to require a substantial amount of management time;

•	possible difficulty of managing our growth;

•	capital expenditures and expenses for integration of Xspedius may exceed those projected;

•	possible difficulties in assimilating Xspedius’ technology, products, services and information systems; and

•	other factors that may emerge as we commence the planning process for integration.

In addition, because the acquisition is subject to regulatory approvals and other customary conditions, some of which may be beyond our control, we cannot assure you the acquisition will be completed on the schedule contemplated, or at all.

The acquisition of Xspedius Communications, LLC will likely increase our indebtedness and decrease our liquidity.

The acquisition consideration consists, in part, of approximately $212.5 million in cash. If we draw on our $110 million revolving credit facility for a portion of the consideration and use $102.5 million of our cash for the balance, our indebtedness will increase and our cash position will likely decrease. Decreased liquidity could adversely affect our ability to fund capital expenditure for the expansion of our network in the future.

TIME WARNER TELECOM INC.

Item 4.	Submission of Matters to a Vote of Security Holders

(i)	The following persons were elected directors of Time Warner Telecom Inc. for terms expiring in 2007:

	Votes For	Votes Withheld
Larissa L. Herda	490,143,812	17,188,716
Gregory J. Attorri	506,465,592	866,836
Richard J. Davies	492,179,556	15,152,972
Spencer B. Hays	492,179,520	15,153,008
Robert D. Marcus	491,998,195	15,334,333
Kevin W. Mooney	506,466,757	865,771
Olaf Olafsson	487,778,893	19,553,635
George S. Sacerdote	492,313,516	15,019,012
Roscoe C. Young, II	506,473,158	859,370

(ii) Ratification of appointment of Ernst & Young LLP to serve as Company's Independent Auditors in 2006:

Votes for	506,489,876
Votes against	841,964
Abstentions	8,688
Broker non-votes	—

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

TIME WARNER TELECOM INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: August 9, 2006	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance
and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1		Agreement and Plan of Merger, by and among Time Warner Telecom Inc, XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co., LLC and Xspedius Holding Corp., dated as of July 27, 2006

31.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.