Form 10-Q
period 2006-09-30
TIME WARNER TELECOM INC
filed 2006-11-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of October 31, 2006 was:

Time Warner Telecom Inc. Class A common stock — 141,994,408 shares

Time Warner Telecom Inc. Class B common stock — 0 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$239,121	$210,834
Investments	106,000	182,689
Receivables, less allowances of $7,395 and $10,936, respectively (a)	58,234	47,599
Prepaid expenses	16,970	16,275
Deferred income taxes	10,549	11,976

Total current assets	430,874	469,373

Property, plant, and equipment	2,601,746	2,480,113

Less accumulated depreciation	(1,422,315)	(1,253,163)

	1,179,431	1,226,950

Deferred income taxes	48,221	46,801
Goodwill	26,773	26,773
Other assets, net of accumulated amortization	34,257	22,639

Total assets	$1,719,556	$1,792,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$36,306	$34,787
Deferred revenue	18,622	20,478
Accrued interest	13,737	35,211
Accrued payroll and benefits	37,017	28,757
Current portion debt and capital lease obligations (note 2)	3,038	4,211
Other current liabilities	132,383	132,800

Total current liabilities	241,103	256,244

Long-term debt and capital lease obligations (note 2)	1,218,541	1,246,362
Deferred revenue	18,226	16,937
Other long-term liabilities	9,083	8,479

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 122,822,772 and 51,444,885 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	1,228	514
Class B common stock, $0.01 par value, 162,500,000 shares authorized, 0 and 65,936,658 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	659
Additional paid-in capital	1,219,903	1,177,845
Accumulated deficit	(988,528)	(914,504)

Total stockholders’ equity	232,603	264,514

Total liabilities and stockholders’ equity	$1,719,556	$1,792,536

(a) Includes receivables resulting from transactions with affiliates (note 3)	$1,367	$1,477

(b) Includes payables resulting from transactions with affiliates (note 3)	$8,945	$7,173

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(amounts in thousands, except per share amounts)
Revenue (a):
Network services	$87,312	$85,498	$260,104	$256,311
Data and Internet services	53,995	41,467	153,570	118,082
Voice services	45,932	42,134	133,511	123,541
Intercarrier compensation	8,870	8,758	26,409	26,274

Total revenue	196,109	177,857	573,594	524,208

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	74,018	68,395	213,447	201,919
Selling, general, and administrative	54,409	47,071	164,185	141,763
Depreciation, amortization, and accretion	62,028	59,595	184,524	176,273

Total costs and expenses	190,455	175,061	562,156	519,955

Operating income	5,654	2,796	11,438	4,253

Interest expense	(21,759)	(29,764)	(74,921)	(90,441)
Debt extinguishment costs	—	—	(25,777)	(8,573)
Interest income	4,754	3,527	15,243	9,103

Loss before income taxes	(11,351)	(23,441)	(74,017)	(85,658)

Income tax expense	—	—	7	150

Net loss	$(11,351)	$(23,441)	$(74,024)	$(85,808)

Net loss per common share, basic and diluted	$(0.09)	$(0.20)	$(0.62)	$(0.74)

Weighted average shares outstanding, basic and diluted	121,659	116,330	119,999	116,112

(a) Includes revenue and expenses resulting from transactions with affiliates (note 3):
Revenue	$4,750	$4,412	$13,109	$12,821

Operating	$1,755	$1,324	$5,189	$4,067

Selling, general, and administrative	$421	$485	$1,394	$1,901

(b) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$491	$—	$1,472	$—

Selling, general, and administrative	$3,026	$292	$8,344	$759

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(74,024)	$(85,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	184,524	176,273
Stock-based compensation	9,816	759
Deferred debt issue, extinguishment costs and premium on debt	28,371	11,768
Changes in operating assets and liabilities:
Receivables and prepaid expenses	(17,233)	(905)
Accounts payable, deferred revenue, and other liabilities	(21,094)	(31,738)

Net cash provided by operating activities	110,360	70,349

Cash flows from investing activities:
Capital expenditures	(136,495)	(119,948)
Purchases of investments	(338,359)	(257,208)
Proceeds from maturities of investments	421,508	398,150
Proceeds from sale of assets and other investing activities	16	1,182

Net cash (used in) provided by investing activities	(53,330)	22,176

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options	30,275	1,340
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	2,022	679
Net proceeds from issuance of debt	362,293	196,554
Payment of capital lease obligations	(1,581)	(1,640)
Retirement of debt obligations	(420,252)	(206,500)
Payment of debt obligations	(1,500)	—

Net cash used in financing activities	(28,743)	(9,567)

Increase in cash and cash equivalents	28,287	82,958
Cash and cash equivalents at beginning of period	210,834	130,052

Cash and cash equivalents at end of period	$239,121	$213,010

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,555	$114,519

Cash paid for debt extinguishment costs	$20,252	$6,500

Cash paid for income taxes	$—	$558

Addition of capital lease obligations	$379	$1,520

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2006

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
	(amounts in thousands)
Balance at January 1, 2006	51,445	$514	65,937	$659	$1,177,845	$(914,504)	$264,514
Net loss and comprehensive loss	—	—	—	—	—	(74,024)	(74,024)

Shares issued for cash in connection with the exercise of stock options	5,192	52	—	—	30,223	—	30,275
Shares issued for cash in connection with the employee stock purchase plan	191	2	—	—	2,020	—	2,022
Shares issued in connection with secondary offering	65,854	658	(65,854)	(658)	—	—	—
Conversion of Class B shares to Class A shares	83	1	(83)	(1)	—	—	—
Stock based compensation	58	1	—	—	9,815	—	9,816

Balance at September 30, 2006	122,823	$1,228	—	$—	$1,219,903	$(988,528)	$232,603

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

As of December 31, 2005, the Company had two classes of common stock outstanding, Class A common stock and Class B common stock. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22,310,000 shares and 43,544,158 shares, respectively, of Class A common stock of the Company, that were converted from shares of Class B common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering. As a result, the Company had no shares of Class B common stock outstanding as of September 30, 2006. The Company did not receive any proceeds from the offerings nor did the Company’s total shares outstanding change as a result of the offerings. Holders of Class A common stock have one vote per share. Holders of Class B common stock had ten votes per share while they were outstanding.

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

Investments

Marketable debt securities, included in cash and cash equivalents and investments, are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $350.2 million and $376.9 million at September 30, 2006 and December 31, 2005, respectively. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $7.4 million, or 11% of gross receivables, at September 30, 2006, and $10.9 million, or 19% of gross receivables, at December 31, 2005.

Revenue

The Company’s revenue is derived primarily from business communications services. In the first quarter of 2006, the Company re-titled certain revenue categories to provide further clarity of its revenue components contained in each of its major product groupings. This reflects only a change in title and required no reclassification of prior period amounts. Network services (formerly titled dedicated transport services) transmit voice, data, image, storage and video, using state-of-the-art fiber optics. Data and Internet services (no change in title) include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services (formerly titled switched services) include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation. The Company’s customers are principally enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

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

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a customer files a billing dispute, revenue is not recognized until the dispute is resolved.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Switched access is an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate switched access rates. As a result of FCC regulation, the Company’s switched access rates have been reduced to parity with the ILEC rates competing in each service area. Switched access revenue represented 4% and 3% of total revenue for the nine months ended September 30, 2006 and 2005, respectively.

Reciprocal compensation is also an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis for recognition of this revenue because changes in, and interpretations of, regulatory rulings often result in disputes and in significant delays in payments. Reciprocal compensation represented 1% and 2% of total revenue for the nine months ended September 30, 2006 and 2005, respectively. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services but exclude depreciation, amortization and accretion, which is reported separately. These costs include the salaries and related benefits and expenses, including stock-based compensation, of operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers to carry a portion of the Company’s traffic and to interconnect the Company’s networks and for facility leases.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 32% and 31% of the Company’s consolidated revenue for the nine months ended September 30, 2006 and 2005, respectively. No customer accounted for 10% or more of total revenue for the nine months ended September 30, 2006 or 2005.

The mergers of AT&T Corp. and SBC Communications Inc., AT&T Corp and BellSouth Corp, and Verizon Communications and MCI Inc. are not expected to significantly change the concentration of the Company’s top 10 customers.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Income Taxes

As of September 30, 2006, the Company has a deferred tax asset of $58.8 million, net of a valuation allowance of $300.7 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the offering by the Class B Stockholders in September 2006, the Company may have experienced such an ownership change during the three months ended September 30, 2006 which may limit the Company’s utilization of its net operating losses. The Company is currently evaluating the impact of these provisions on its financial statements, but it is not expected to have a material impact on the Company’s net deferred tax asset position.

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

The Company’s asset retirement obligations were $9.1 million and $8.5 million as of September 30, 2006 and December 31, 2005, respectively, and increased due to the accretion of the liability.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

Segment Reporting

As of September 30, 2006, the Company operated in 44 markets across the United States. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the 44 markets to be aggregated and resulting in one reportable line of business.

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

Stock options to purchase shares of the Company’s Class A common stock, restricted stock units for Class A common stock to be issued upon vesting and convertible debt subject to conversion to the Company’s Class A common stock totaled 35.0 million and 18.7 million shares of the Company’s Class A common stock outstanding at September 30, 2006 and 2005, respectively. These shares were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense recognized in the nine month period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

The effect of adopting SFAS 123R on January 1, 2006 increased the Company’s net loss by $3.2 million and $9.1 million for the three and nine months ended September 30, 2006, respectively. There was no effect on cash flow or financial position as a result of the adoption of SFAS 123R. The following table illustrates the pro-forma effect if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(amounts in thousands, except per share amounts)		(amounts in thousands, except per share amounts)
Net loss, as reported	$(11,351)	$(23,441)	$(74,024)	$(85,808)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$—	$(3,599)	$—	$(12,140)

Net loss as reported and Pro-forma net loss, respectively	$(11,351)	$(27,040)	$(74,024)	$(97,948)

Basic and diluted loss per share, as reported	$(0.09)	$(0.20)	$(0.62)	$(0.74)

Loss per share, as reported and pro-forma, respectively	$(0.09)	$(0.23)	$(0.62)	$(0.84)

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the nine months ended September 30, 2006 and the pro-forma disclosure for the three and nine months ended September 30, 2005, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures beginning January 1, 2006) over the options vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $10.47 and $3.23 for the nine months ended September 30, 2006 and 2005, respectively, with the following weighted-average assumptions:

	Nine months ended September 30,
	2006	2005
Volatility	0.93	1.10
Risk-free interest rate	4.9%	4.1%
Dividend yield	0%	0%
Expected term	4.0 years	4.85 years

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

As of September 30, 2006, there was $21.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

TIME WARNER TELECOM INC.

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-3, but it is not expected to have a material impact on the Company’s results of operations and net income.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Tax Positions- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainties in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on technical merits of the position. The provisions of FIN 48 are effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, but it is not expected to have a material impact on the Company’s results of operations and net income.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 expands disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Company is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. The Company is currently evaluating the impact this new standard will have on our future results of operations and financial position.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

2. Long-Term Debt and Capital Lease Obligations

	September 30, 2006	December 31, 2005
	(amounts in thousands)
10 1/8% Senior Notes, due 2011	$—	$400,000
Second Priority Senior Secured Floating Rate Notes, due 2011	240,000	240,000
9 1/4% Senior Notes, due 2014	400,000	400,000
Term Loan B due 2010	198,500	200,000
2.375% Convertible Senior Debentures, due 2026	373,750	—
Capital lease obligations	8,919	10,122

Total obligations	1,221,169	1,250,122

Unamortized premium	410	451
Current portion	(3,038)	(4,211)

Total long-term obligations	$1,218,541	$1,246,362

As of December 31, 2004, the Company had outstanding $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes were callable as of July 15, 2004 and 2005 at 103.25% and 101.625%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9 3/4% Senior Notes and on December 3, 2005, the Company redeemed the remaining $200 million of the 9 3/4% Senior Notes. The call premium of $6.5 million and $2.1 million write off of deferred debt issue costs related to the redemption of $200 million principal amount of the 9 3/4% Senior Notes on March 11, 2005 have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the nine months ended September 30, 2005. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senior Notes was $19.1 million for the nine months ended September 30, 2005.

As of December 31, 2005, the Company had outstanding $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”). The 10 1/8% Senior Notes were callable as of February 1, 2006 at 105.063%. On May 1, 2006, the Company redeemed the 10 1/8% Senior Notes at a total redemption price of $420.3 million. The call premium of $20.3 million and $5.5 million of deferred debt issue costs related to the 10 1/8% Senior Notes were expensed in the second quarter of 2006 and have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the nine months ended September 30, 2006. Interest on the 10 1/8% Senior Notes was payable semi-annually on February 1 and August 1. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes was $13.8 million and $31.2 million for the nine months ended September 30, 2006 and 2005, respectively.

The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) are secured obligations, on a second lien basis, of the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”). The 2011 Notes are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The amount of guarantee attributable to any one subsidiary is subject to a maximum that is equivalent to 20% of the outstanding principal balance of the 2011 Notes. The 2011 Notes are callable as of February 15, 2006, 2007 and 2008 at 102%, 101% and 100%, respectively. Interest is computed based on a specified LIBOR rate plus 4.0% and is reset and payable

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

quarterly. Based on the LIBOR rate in effect as of September 30, 2006, the rate was 9.41% and interest expense including amortization of deferred debt issuance costs relating to the 2011 Notes was $16.9 million and $13.6 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the fair market value of the $240 million of 2011 Notes was approximately $244 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. The 2011 Notes were redeemed on November 6, 2006. See Note 6.

As of December 31, 2004, Holdings had outstanding $200 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%, for a total of $400 million principal amount of 2014 Notes. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are subject to similar guarantees as the 2011 Notes, except that the guarantees are unsecured. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. In addition, at any time prior to February 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the 2014 Notes at a price of 109.25% with the net proceeds of one or more equity offerings. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $28.4 million and $26.3 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the fair market value of the $400 million of 2014 Notes was approximately $421 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2005, Holdings had a $110 million revolving credit facility (the “Revolver”). The Revolver was fully available on a revolving basis expiring on February 20, 2009. The Revolver was a secured obligation, on a first lien basis, of Holdings. Holdings was the borrower under the facility and the Company and its subsidiaries and Holdings’ subsidiaries were guarantors. Interest was calculated based on a specified floating Eurodollar rate plus 2.25% to 3%. The Company was required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply. Commitment fee expense was $418,600 and $568,800 for the nine months ended September 30, 2006 and 2005, respectively, and has been classified as a component of interest expense in the accompanying consolidated statements of operations. As of September 30, 2006, the Revolver was undrawn. On October 6, 2006, the Revolver was replaced by a new $100 million revolving credit facility. See Note 6.

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”). On December 2, 2005, the Company drew down $200 million on the Term Loan. The Term Loan was a secured obligation, on a first lien basis, of Holdings. The Term Loan was guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan were due quarterly in an amount equal to  1/4 of 1% of the original aggregate principal amount, or $500,000, and commenced on March 31, 2006. The remaining principal was due November 30, 2010. Interest was computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and was payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of September 30, 2006, the average rate was 7.85% and interest expense including amortization of deferred debt issuance costs relating to the Term Loan was $11.5 million for the nine months ended September 30, 2006. On October 6, 2006, the Term Loan was extinguished and replaced by a new $600 million term loan. See Note 6.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). Offering costs of $11.3 million were deferred and are being amortized to interest expense over the term of the Convertible Debentures. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Interest expense including amortization of deferred debt issuance costs was $4.8 million for the nine months ended September 30, 2006. As of September 30, 2006, none of the holders have converted the Convertible Debentures into Class A common stock. At September 30, 2006, the fair market value of the $373.8 million of the Convertible Debentures was approximately $463 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The senior notes described above are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreements for the Company’s new revolver and term loan described in Note 6 contain similar restrictions, as well as certain financial covenants under the new revolver that the Company must comply with if it draws on the revolver.

As of September 30, 2006, the Company and Holdings were in compliance with all of their covenants.

3. Related Party Transactions

As a result of the secondary offering completed on September 26, 2006, the Class B Stockholders are no longer related parties. In the normal course of business prior to that date, the Company engaged in various transactions with affiliates of the former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. The capacity license agreements and the other arrangements described below are not impacted by the Class B Stockholders’ sales of their shares of the Company.

Since 1998, the Company has been party to capacity license agreements with Time Warner Cable, an affiliate of Time Warner, that provide access to local rights-of-way and construction cost-sharing until 2028. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 44 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the initially licensed capacity, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $3.6 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of September 30, 2006, the Company’s property, plant, and equipment included $196.6 million in licenses of fiber capacity pursuant to the agreements.

Under the fiber capacity licensing arrangements, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $5.2 million and $4.1 million for the nine months ended September 30, 2006 and 2005,

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases, the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. Charges from the Cable Operations were $1.4 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

Affiliates of the former Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes network, data and Internet and voice services, aggregated $13.1 million and $12.8 million for the nine months ended September 30, 2006 and 2005.

4. Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Stock Option Plan

The Company maintains a 1998 Stock Option Plan that permits up to 9.0 million shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of September 30, 2006, approximately 3.7 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares of Class A common stock were available for grant under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains a 2000 Employee Stock Plan that permits up to 24.5 million shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of September 30, 2006, approximately 11.2 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 7.0 million shares of Class A common stock were available for grant under the plan. Generally, the options vest over periods of up to four years and expire either seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

From 2001 through 2006, the Company granted restricted stock awards and restricted stock units for 564,376 shares to officers and certain employees of the Company. The expense related to these awards is being recorded over their vesting periods, generally three to four years. Stock compensation expense of approximately $0.3 million and $0.8 million was recorded for these stock awards in the nine months ended September 30, 2006 and 2005, respectively, and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

During 2006, the Company issued 565,000 restricted stock units to certain officers of the Company. Of the restricted stock units issued, 50% are service based awards and 50% are performance based awards. The service based awards vest on December 31, 2009 provided the officer is an employee of the Company on that date. The resulting expense is being recognized over the service period. The performance based awards vest in early 2008 provided the officer is an employee of the Company on that date and the Company attains

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

certain performance measures over two years ending December 31, 2007. The resulting expense is being recognized over that period. Stock compensation expense of approximately $1.7 million was recorded for these awards in the nine months ended September 30, 2006 and is reported as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

The table below summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2006.

	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at beginning of year	19,511,991	$17.03
Granted	425,250	15.62
Exercised	(5,192,189)	5.83
Forfeited	(409,035)	22.88

Options outstanding at quarter end	14,336,017	20.85	4.83	$102,150,262

Vested and expected to vest at quarter end	13,560,344	21.61	4.75	$93,240,332

Exercisable at quarter end	9,842,637	27.21	4.19	$47,828,962

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $49.3 million and $1.7 million, respectively.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

6. Subsequent Events

Financing

On October 6, 2006, Holdings closed a $700 million senior secured credit facility (“Credit Facility”) consisting of a $600 million Term Loan B (“new Term Loan”) maturing in January 2013 and a $100 million revolving credit facility (“new Revolver”) maturing in October 2011. Components of the Credit Facility and related financing are detailed below:

•	The new Term Loan is a secured obligation, on a first lien basis, of Holdings. The new Term Loan is guaranteed by the Company and its and Holdings’ subsidiaries. Repayments of the new Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 2.0% to 2.25% and will be reset periodically and payable quarterly. Based on the Eurodollar rate in effect at October 31, 2006, the rate in effect was 7.57% and aggregate annual interest payments on $600 million of borrowings would be $45.4 million. The Company is required to pay a commitment fee of 0.25% per annum on undrawn commitment amounts.

•	The new Revolver is secured and guaranteed in the same manner as the new Term Loan and is presently undrawn. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply. The new Revolver replaces Holdings’ existing $110 million Revolver, which was also undrawn.

On October 6, 2006, Holdings drew $200 million on the new Term Loan to extinguish its existing Term Loan. On October 31, 2006, Holdings drew the remaining $400 million on the new Term Loan. The draw down was used to fund the $250 million redemption, including the call premium and accrued interest, of the $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 2011, and $150 million was used to fund a portion of the acquisition of Xspedius Communications, LLC (“Xspedius”). As a result, the Company will expense a call premium of $4.8 million and $6.3 million of deferred debt issue costs in the fourth quarter of 2006.

Acquisition of Xspedius

On October 31, 2006, the Company completed its merger with Xspedius, with Xspedius continuing as an indirect wholly-owned subsidiary of the Company. The Company paid $216 million in cash, including an adjustment for working capital, and issued 18,249,428 shares of the Company’s Class A common stock and assumed no debt. The cash consideration is subject to a working capital adjustment for forty-five days following the closing.

The sellers of Xspedius do not have any special voting or corporate governance rights in connection with the Class A common stock issued to them in the merger.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

7. Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Secured Floating Rate Notes due 2011, and $200 million principal amount of 9 1/4% Senior Notes due 2014. On February 9, 2005, Holdings issued an additional $200 million principal amount of 9 1/4% Senior Notes due 2014. These notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions, as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2011 and 2014 Notes. The 2011 Notes were redeemed on November 6, 2006. See Note 6 regarding subsequent events related to these notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006 and 2005.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,431	237,673	(3,983)	—	239,121
Investments	9,962	96,038	—	—	106,000
Receivables, net	—	—	58,234	—	58,234
Prepaid expenses and other current assets	3,759	8,756	4,455	—	16,970
Deferred income taxes	—	10,549	—	—	10,549

Total current assets	19,152	353,016	58,706	—	430,874

Property, plant and equipment, net	—	30,068	1,149,363	—	1,179,431
Deferred income taxes	—	48,221	—	—	48,221
Goodwill	—	—	26,773	—	26,773
Other assets, net of accumulated amortization	11,061	22,385	811	—	34,257

Total assets	$30,213	453,690	1,235,653	—	1,719,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	328	35,978	—	36,306
Other current liabilities	4,597	56,500	143,700	—	204,797
Intercompany payable (receivable)	(1,466,637)	(477,301)	1,943,938	—	—

Total current liabilities	(1,462,040)	(420,473)	2,123,616	—	241,103

Losses in subsidiary in excess of investment	885,900	1,013,528	—	(1,899,428)	—
Long-term debt and capital lease obligations	373,750	836,910	7,881	—	1,218,541
Deferred revenue	—	—	18,226		18,226
Other long-term liabilities	—	—	9,083	—	9,083

Stockholders’ equity (deficit)	232,603	(976,275)	(923,153)	1,899,428	232,603

Total liabilities and stockholders’ equity (deficit)	$30,213	453,690	1,235,653	—	1,719,556

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2006

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	196,109	—	196,109

Costs and expenses:
Operating, selling, general and administrative	—	35,518	92,909	—	128,427
Depreciation, amortization and accretion	—	4,371	57,657	—	62,028
Corporate expense allocation	—	(39,889)	39,889	—	—

Total costs and expenses	—	—	190,455	—	190,455

Operating income	—	—	5,654	—	5,654
Interest expense, net	(2,155)	(11,676)	(3,174)	—	(17,005)
Debt extinguishment costs	—	—	—	—	—
Interest expense allocation	2,155	11,676	(13,831)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(11,351)	—	(11,351)
Income tax expense	—		—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(11,351)	—	(11,351)
Equity in undistributed losses of subsidiaries	(11,351)	(11,351)	—	22,702	—

Net loss	$(11,351)	(11,351)	(11,351)	22,702	(11,351)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2005

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$177,857	$—	$177,857

Costs and expenses:
Operating, selling, general and administrative	—	32,827	82,639	—	115,466
Depreciation, amortization and accretion	—	5,246	54,349	—	59,595
Corporate expense allocation	—	(38,073)	38,073	—	—

Total costs and expenses	—	—	175,061	—	175,061

Operating loss	—	—	2,796	—	2,796

Interest expense, net	(15,228)	(9,039)	(1,970)	—	(26,237)
Debt extinguishment costs	—	—	—	—	—
Interest expense allocation	15,228	9,039	(24,267)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(23,441)	—	(23,441)
Income tax expense	—	—	—	—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(23,441)	—	(23,441)

Equity in undistributed losses of subsidiaries	(23,441)	(9,483)	—	32,924	—

Net loss	$(23,441)	(9,483)	(23,441)	32,924	(23,441)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2006

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	573,594	—	573,594

Costs and expenses:
Operating, selling, general and administrative	—	106,510	271,122	—	377,632
Depreciation, amortization and accretion	—	13,423	171,101	—	184,524
Corporate expense allocation	—	(119,933)	119,933	—	—

Total costs and expenses	—	—	562,156	—	562,156

Operating income	—	—	11,438	—	11,438

Interest expense, net	(16,215)	(34,834)	(8,629)	—	(59,678)
Debt extinguishment costs	(25,777)	—			(25,777)
Interest expense allocation	41,992	34,834	(76,826)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(74,017)	—	(74,017)
Income tax expense	—	7	—	—	7

Net loss before equity in undistributed losses of subsidiaries	—	(7)	(74,017)	—	(74,024)

Equity in undistributed losses of subsidiaries	(74,024)	(74,017)	—	148,041	—

Net loss	$(74,024)	(74,024)	(74,017)	148,041	(74,024)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2005

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	524,208	—	524,208

Costs and expenses:
Operating, selling, general and administrative	—	102,714	240,968	—	343,682
Depreciation, amortization and accretion	—	17,533	158,740	—	176,273
Corporate expense allocation	—	(120,247)	120,247	—	—

Total costs and expenses	—	—	519,955	—	519,955

Operating income	—	—	4,253	—	4,253

Interest expense, net	(49,795)	(25,636)	(5,907)	—	(81,338)
Debt extinguishment costs	(8,573)	—	—	—	(8,573)
Interest expense allocation	58,368	25,636	(84,004)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(85,658)	—	(85,658)
Income tax expense	150	—	—	—	150

Net loss before equity in undistributed losses of subsidiaries	(150)	—	(85,658)	—	(85,808)

Equity in undistributed losses of subsidiaries	(85,658)	(38,305)	—	123,963	—

Net loss	$(85,808)	(38,305)	(85,658)	123,963	(85,808)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2006

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(74,024)	(74,024)	$(74,017)	$148,041	(74,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	13,423	171,101	—	184,524
Intercompany change	42,532	(80,363)	185,872	(148,041)	—
Deferred debt issue and extinguishment costs	26,445	1,926	—	—	28,371
Stock based compensation	—	—	9,816	—	9,816
Changes in operating assets and liabilities	25,694	102,076	(166,097)	—	(38,327)

Net cash provided by (used in) operating activities	20,647	(36,962)	126,675	—	110,360

Cash flows from investing activities:
Capital expenditures	—	(6,980)	(129,515)	—	(136,495)
Purchases of investments	(24,615)	(313,744)	—	—	(338,359)
Proceeds from maturities of investments	34,100	387,408	—	—	421,508
Other investing activities	—	(96)	112	—	16

Net cash provided by (used in) investing activities	9,485	66,588	(129,403)	—	(53,330)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,409	(116)	—	—	362,293
Repayment of debt obligations	—	(1,500)	—	—	(1,500)
Retirement of debt obligations	(420,252)	—	—		(420,252)
Net proceeds from issuance of common stock upon exercise of stock options	30,275	—	—	—	30,275
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	2,022	—	—	—	2,022
Payment of capital lease obligations	—	(1,128)	(453)	—	(1,581)

Net cash used in financing activities	(25,546)	(2,744)	(453)	—	(28,743)

Increase (Decrease) in cash and cash equivalents	4,586	26,882	(3,181)	—	28,287
Cash and cash equivalents at beginning of year	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of year	$5,431	237,673	(3,983)	—	239,121

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005

(Unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(85,808)	(38,305)	$(85,658)	$123,963	(85,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	17,533	158,740	—	176,273
Intercompany change	221,257	(253,196)	155,902	(123,963)	—
Deferred debt issue, extinguishment costs and premium on debt	9,887	1,881	—	—	11,768
Stock based compensation	—	—	759		759
Changes in operating assets and liabilities	59,311	28,275	(120,229)	—	(32,643)

Net cash provided by (used in) operating activities	204,647	(243,812)	109,514	—	70,349

Cash flows from investing activities:
Capital expenditures	—	(8,903)	(111,045)	—	(119,948)
Purchases of investments	(42,609)	(214,599)	—	—	(257,208)
Proceeds from maturities of investments	47,900	350,250	—	—	398,150
Other investing activities	—	289	893	—	1,182

Net cash provided by (used in) investing activities	5,291	127,037	(110,152)	—	22,176

Cash flows from financing activities:
Net proceeds from issuance of debt	—	196,554	—	—	196,554
Repayment of debt	(206,500)	—	—	—	(206,500)
Net proceeds from issuance of common stock upon exercise of stock options	1,340	—	—	—	1,340
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	679	—	—	—	679
Payment of capital lease obligations	—	(1,074)	(566)	—	(1,640)

Net cash (used in) provided by financing activities	(204,481)	195,480	(566)	—	(9,567)

Increase (decrease) in cash and cash equivalents	5,457	78,705	(1,204)	—	82,958
Cash and cash equivalents at beginning of year	152	130,661	(761)	—	130,052

Cash and cash equivalents at end of year	$5,609	209,366	(1,965)	—	213,010

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A in “Risk Factors” in Part II and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments, our inability to successfully integrate the business of Xspedius Communications LLC into ours or our failure to achieve the expected benefits of the Xspedius merger. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of September 30, 2006, our fiber networks spanned 21,424 route miles. As of that date, we offered service to 6,672 buildings served entirely by our facilities (on-net) and 18,355 buildings served through the use of our fiber network, and our switching facilities (for voice services) with leased services from other carriers to connect our distribution ring to the customer location. We continue to expand our footprint within our existing markets by connecting our network into new buildings. We have also expanded our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city voice services that provide customers the ability to offer a virtual presence in a remote city.

TIME WARNER TELECOM INC.

As of December 31, 2005, we had two classes of common stock outstanding, Class A common stock and Class B common stock. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22,310,000 shares and 43,544,158 shares, respectively, of Class A common stock of the Company, that were converted from shares of Class B common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering. As a result, we had no shares of Class B common stock outstanding as of September 30, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings. Holders of Class A common stock have one vote per share. Holders of Class B common stock had ten votes per share while they were outstanding.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2006 and 2005 breaks down as follows:

	For the Three Months Ended
	2005				2006
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Enterprise / End Users	53%	55%	56%	57%	58%	59%	59%
Carrier	39%	38%	37%	35%	35%	34%	34%
Related Parties	3%	2%	2%	2%	2%	2%	2%
Intercarrier Compensation	5%	5%	5%	6%	5%	5%	5%

Total Revenue	100%	100%	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets and thereby grow revenue from our existing investment;

•	Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based voice and data services, security, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for the three months ended September 30, 2006 grew 30% compared to the same period in 2005. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and preserve our liquidity; and

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers.

TIME WARNER TELECOM INC.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet. Revenue from enterprise customers represented 59% of our total revenue in the third quarter of 2006 as compared to 56% for the same period in 2005. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to maintain or increase the rate of revenue growth from enterprise customers will depend in part upon the success of initiatives we have implemented to improve customer retention, the success of new product offerings targeted at enterprise customers and our ability to compete for multi-location customers. In addition, we may experience fluctuations in revenue due to the timing of installations, seasonality, customer disputes, disconnections and other factors. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable despite weakness in the interexchange carrier sector and growing consolidations in the industry, which has limited our revenue growth from those customers. Carrier revenue represented 34% of our total revenue in the third quarter of 2006 as compared to 37% for the same period in 2005. We continue to experience service disconnections from carriers and Internet Service Providers, or ISPs, and expect an increase in disconnections related to industry consolidation, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Related Party Revenue

We provide network, data and Internet and voice services to affiliates of our former Class B Stockholders including Time Warner Cable, Time Warner Inc. and Bright House Networks, LLC. Sales transactions with affiliates are in the normal course of business and are negotiated between us and the operating units of our affiliates on a basis that we believe result in reasonable arm’s-length terms. Revenue from related parties represented approximately 2% of total revenue for the three months ended September 30, 2006 and 2005. Related party revenue is disclosed in Note 1 to “Statements of Operations Data” in Results of Operations below. As a result of the public offering completed on September 26, 2006, the former Class B Stockholders are no longer related parties. We do not expect the revenue generated from these entities to change materially as a result of the sale of their shares of our common stock.

Intercarrier Compensation

Intercarrier compensation revenue consists of switched access and reciprocal compensation. Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Beginning in 2001, Federal Communications Commission (“FCC”) regulation of CLECs’ interstate switched access charges have reduced our rates to parity with the rates of the ILEC in each of our service areas. We expect that switched access rates will continue to decline due to anticipated future rate reductions. Switched access revenue represented 4% of total revenue for the three months ended September 30, 2006 and 2005.

Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. A 2001 FCC ruling reduced rates over three years and capped the number of minutes for which ISP-bound traffic can be compensated. As a result, and because of reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% of total revenue for the three months ended September 30, 2006 and 2005. The

TIME WARNER TELECOM INC.

FCC has commenced further rulemaking proceedings on intercarrier compensation. At this time, we cannot predict the timing or outcome of that proceeding or its potential impact on our reciprocal compensation revenue, but we believe that a continuation of the downward trend is more likely than future increases.

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

We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price-cap regulation to protect against unreasonable price increases. In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. In March 2006, the FCC allowed a Verizon forbearance petition seeking deregulation of its broadband services to be granted by operation of law. As a result, Verizon’s Ethernet and OCn high capacity data services are no longer regulated. Several competitors, including us, have appealed the default grant of the Verizon petition. The grant by operation of law of Verizon’s petition did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. Several ILECs have recently filed petitions for forbearance with the FCC seeking the same relief granted to Verizon for high volume data services. Those petitions are pending. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard, the likelihood of success of legislative proposals regarding deregulation or the impact of either on our business.

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T will supply us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. However, we do not yet have similar agreements with all of the other ILECs and could be subject to significant price increases in the special access services we buy from these carriers.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects represented approximately 1.1% of monthly revenue for the three month period ended September 30, 2006, which is slightly down from an average of 1.2% for 2005, but significantly lower than 1.5% in 2004 and 2.0% in 2003. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired or merge, we may lose a portion of their business, which could be significant. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. SBC’s merger with AT&T Corp. has and may continue to result in the combined company buying less local transport service from us in SBC’s local service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our revenue for the nine months ended September 30, 2006 and 2005. AT&T Inc.’s announced merger with BellSouth Corp., if consummated, could

TIME WARNER TELECOM INC.

result in AT&T Inc. buying less local transport services from us in BellSouth Corp.’s local service area in the long run. AT&T’s purchases from us in BellSouth’s local area accounted for less than 2% of our revenue for the nine months ended September 30, 2006. We cannot predict whether or the extent to which this transaction, if consummated, will affect our revenue. The impacts of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. The merger of Verizon Communications and MCI Inc. has and may continue to result in MCI buying less local transport services from us in Verizon’s service areas, although MCI’s purchases from us in Verizon’s local service area accounted for less than 1% of revenue for the nine months ended September 30, 2006 and 2005. We also believe revenue from a wireless carrier that was acquired in 2004 is likely to decrease significantly in the future as a result of the acquisition. The combined revenue from this consolidation accounted for approximately 5% of our revenue for the nine months ended September 30, 2006, some portion of which we may lose.

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

Related Party Expense

As a result of the public offering completed September 26, 2006, the Class B Stockholders are no longer related parties. The Class B Stockholders’ sale of their shares of our common stock does not affect the agreements discussed below. Since 1998, we have been party to a capacity license agreement with Time Warner Cable, an affiliate of one of our former Class B Stockholders, that provides us fiber capacity access to local rights-of-way and construction cost sharing until 2028. We have similar arrangements with Bright House Networks, LLC, which is an affiliate of Advance/Newhouse. We have constructed 23 of our 44 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of September 30, 2006, our property, plant, and equipment included $196.6 million in payments for licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our former Class B Stockholders for office rent, utilities, and other administrative costs. The terms of these transactions have been negotiated on a basis that we believe result in reasonable arm’s- length terms. The Class B Stockholders’ sale of their shares of our stock do not affect these agreements. Related party expense is disclosed in Note 2 to “Statements of Operations Data” in Results of Operations below.

Acquisition of Xspedius Communications, LLC

On October 31, 2006, we closed on an Agreement and Plan of Merger with Xspedius Communications, LLC (“Xspedius”), Xspedius Management Co., LLC, and Xspedius Holding Corp. (the “Agreement”) pursuant to which XPD Acquisition, LLC, a wholly-owned subsidiary of the Company, merged with and into Xspedius, with Xspedius continuing as an indirect wholly-owned subsidiary of the Company.

TIME WARNER TELECOM INC.

Under the terms of the Agreement, the Company paid $216 million in cash, including an adjustment for working capital, and issued 18,249,428 shares of the Company’s Class A common stock and assumed no debt in the acquisition. The sellers of Xspedius do not have any special voting or corporate governance rights as a result of the Class A common stock issued to them in the merger.

Xspedius is a facilities-based provider of integrated telecommunications services to carriers and small and medium-sized businesses primarily in the southern United States. Xspedius offers a comprehensive suite of services, including local and long distance voice, data and dedicated Internet access, in 43 facilities-based markets in 20 states and the District of Columbia. The Xspedius acquisition extends our footprint into 31 additional markets, provides us with additional fiber in 12 markets where we already operate and provides the opportunity for us to offer our advanced services in additional markets over Xspedius’ fiber networks.

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

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of our 44 markets and our western U.S. long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary. No material changes have been made to our estimates since December 31, 2005.

Regulatory and Other Contingencies

We are subject to significant government regulation, some of which is uncertain due to challenges of existing rules. Such regulation is subject to different interpretations and inconsistent application, and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary.

TIME WARNER TELECOM INC.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At September 30, 2006, our net deferred tax asset after a valuation allowance of $300.7 million was $58.8 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions represent our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. No material changes have been made to our estimates since December 31, 2005.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the offering by the Class B Stockholders in September 2006, the Company may have experienced such an ownership change during the three months ended September 30, 2006 which may limit the Company’s utilization of its net operating losses. The Company is currently evaluating the impact of these provisions on its financial statements, but it is not expected to have a material impact on the Company’s net deferred tax asset position.

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our receivables aging, our allowance for doubtful accounts has decreased by 32% since December 31, 2005.

Stock-Based Compensation

During the first quarter of 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Under the modified prospective method of transition that we adopted January 1, 2006, compensation expense recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet

TIME WARNER TELECOM INC.

vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective method of transition, we did not restate our prior period financial statements to reflect expensing of stock-based compensation. Therefore, the three and nine-month results of September 30, 2006 are not directly comparable to the same period in the prior year; however, we provide comparative net loss and net loss per share on a pro-forma basis in Note 1 to the consolidated and condensed financial statements under the provisions of SFAS 123. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management. See Note 1 to the consolidated and condensed financial statements for more information about the adoption of this accounting standard.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Network services	$87,312	45%	$85,498	48%	$260,104	45%	$256,311	48%
Data and Internet services	53,995	27	41,467	24	153,570	27	118,082	24
Voice services	45,932	23	42,134	23	133,511	23	123,541	23
Intercarrier compensation	8,870	5	8,758	5	26,409	5	26,274	5

Total revenue	196,109	100	177,857	100	573,594	100	524,208	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (3)	74,018	38	68,395	38	213,447	37	201,919	38
Selling, general, and administrative (3)	54,409	28	47,071	26	164,185	29	141,763	27
Depreciation, amortization, and accretion	62,028	31	59,595	34	184,524	32	176,273	34

Total costs and expenses	190,455	97	175,061	98	562,156	98	519,955	99

Operating income (loss)	5,654	3	2,796	2	11,438	2	4,253
Interest expense	(21,759)	(11)	(29,764)	(17)	(74,921)	(13)	(90,441)	(17)
Debt extinguishment costs	—	—	—	—	(25,777)	(5)	(8,573)	(2)
Interest income	4,754	2	3,527	2	15,243	3	9,103	2

Loss before income taxes	(11,351)	(6)	(23,441)	(13)	(74,017)	(13)	(85,658)	(16)
Income tax expense	—	—	—	—	7	—	150	—

Net loss	$(11,351)	(6)%	$(23,441)	(13)%	$(74,024)	(13)%	$(85,808)	(16)%

Basic and diluted loss per share	$(0.09)		$(0.20)		$(0.62)		$(0.74)

Weighted average shares outstanding, basic and diluted	121,659		116,330		119,999		116,112
Modified EBITDA (4)(5)(6)	$71,199	36%	$62,391	35%	$205,778	36%	$180,526	34%
Net cash provided by operating activities	50,001		32,051		110,360		70,349
Net cash provided by (used in) investing activities	45,311		(91,469)		(53,330)		22,176
Net cash provided by (used in) financing activities	12,983		542		(28,743)		(9,567)

(1)	Includes revenue resulting from transactions with affiliates of $4.7 million and $4.4 million for the three months ended September 30, 2006 and 2005, respectively, and $13.1 million and $12.8 million for the nine months ended September 30, 2006 and 2005.
(2)	Includes expenses resulting from transactions with affiliates of $2.2 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $6.6 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively.
(3)	Includes non-cash stock-based employee compensation of $0.5 million and $1.5 million in operating expenses for the three and nine months ended September 30, 2006, respectively, $3.0 million and $8.3 million in selling, general and administrative expenses for the three and nine months ended September 30, 2006, respectively, and $0.3 million and $0.8 million in selling, general and administrative expenses for the three and nine months ended September 30, 2005, respectively.

TIME WARNER TELECOM INC.

(4)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), and, commencing first quarter 2006, non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income, net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of each of our outstanding senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(5)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(amounts in thousands)		(amounts in thousands)
Net loss	$(11,351)	(23,441)	$(74,024)	(85,808)
Income tax expense	—	—	7	150
Interest income	(4,754)	(3,527)	(15,243)	(9,103)
Interest expense	21,759	29,764	74,921	90,441
Debt extinguishment costs	—	—	25,777	8,573
Depreciation, amortization, and accretion	62,028	59,595	184,524	176,273
Non-cash stock-based compensation	3,517	—	9,816	—

Modified EBITDA	$71,199	62,391	$205,778	180,526

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Total revenue increased $18.2 million, or 10%, to $196.1 million for the three months ended September 30, 2006, from $177.9 million for the comparable period in 2005. The largest increase was from data and Internet services which increased $12.5 million, or 30%, to $54.0 million for the three months ended September 30, 2006 from the comparable period in 2005. The increase primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Voice services revenue increased $3.8 million, or 9%, to $45.9 million for the three months ended September 30, 2006 from the comparable period in 2005. The increase is primarily due to growth in bundled voice product sales.

Revenue from network services increased $1.8 million, or 2%, to $87.3 million for the three months ended September 30, 2006 from the comparable period in 2005. The increase in network services revenue resulted primarily from increased sales to enterprise customers.

Intercarrier compensation revenue, including reciprocal compensation and switched access, remained relatively flat at $8.9 million and $8.8 million for the three months ended September 30, 2006 and 2005, respectively.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services. These costs include the salaries and related expenses of operations and engineering personnel, costs of repairs and maintenance of our network, and costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control costs. Operating expenses increased $5.6 million, or 8%, to $74.0 million for the three months ended September 30, 2006, from $68.4 million for the comparable period in 2005. The increase is primarily related to revenue growth which contributed to higher direct costs associated with serving our customers and an increase in employee costs related to merit increases. Additionally, in January 2006 we began recognition of expense for stock options which resulted in an increase to operating expense of $0.5 million. Operating expenses were 38% of revenue for both the three months ended September 30, 2006 and 2005.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $7.3 million, or 16%, to $54.4 million for the three months ended September 30, 2006, from $47.1 million for the comparable period in 2005. The change is primarily related to higher employee compensation costs resulting from annual salary increases and higher commissions due to increased revenue. Additionally, in January 2006 we began recognition of expense for stock options, which resulted in an increase of $2.7 million over the same period last year. These increases were somewhat offset by a reduction in bad debt expense due to improved collections. Selling, general, and administrative expenses were 28% of revenue for the three months ended September 30, 2006 as compared to 26% of revenue for the same period in 2005.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $2.4 million, or 4%, to $62.0 million for the three months ended September 30, 2006, from $59.6 million for the comparable period in 2005. The increase was primarily attributable to additions to property, plant and equipment made during 2005 and 2006, somewhat offset by a reduction in depreciation as assets become fully depreciated and from asset retirements.

Interest Expense. Interest expense decreased $8.0 million, or 27%, to $21.8 million for the three months ended September 30, 2006, from $29.8 million for the comparable period in 2005. The decrease is due to lower effective interest rates as a result of debt refinancing in the fourth quarter of 2005 and the first quarter of 2006.

TIME WARNER TELECOM INC.

Interest Income. Interest income increased $1.3 million, or 35%, to $4.8 million for the three months ended September 30, 2006, from $3.5 million for the comparable period in 2005. The increase is due to higher average interest rates.

Net Loss and Modified EBITDA. Net loss decreased $12.0 million, or 52%, to $11.4 million for the three months ended September 30, 2006 from $23.4 million for the comparable period in 2005. The change primarily resulted from an increase in Modified EBITDA of $8.8 million and a decrease in interest expense, net of interest income, of $9.2 million. These increases were partially offset by higher depreciation expense of $2.4 million resulting from continued investment in capital expenditures and $3.2 million in non-cash stock-based compensation from the adoption of SFAS 123R during the first quarter of 2006. Modified EBITDA increased $8.8 million to $71.2 million, or 36% of revenue for the three months ended September 30, 2006, from $62.4 million, or 35% of revenue from the comparable period in 2005. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with selling, installing and maintaining the higher revenue stream.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense or benefit, cumulative effect of change in accounting principle, and, beginning in the first quarter of 2006, non- cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. See Note 5 to the Results of Operations for a reconciliation between net loss and Modified EBITDA.

TIME WARNER TELECOM INC.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Total revenue increased $49.4 million, or 9%, to $573.6 million for the nine months ended September 30, 2006, from $524.2 million for the comparable period in 2005. The largest increase was from data and Internet services which increased $35.5 million, or 30%, to $153.6 million for the nine months ended September 30, 2006 from the comparable period in 2005. The increase primarily resulted from growth in enterprise customers and our Ethernet and IP-based product sales.

Voice services revenue increased $10.0 million, or 8%, to $133.5 million for the nine months ended September 30, 2006 from the comparable period in 2005. The increase is primarily due to growth in bundled voice product sales.

Revenue from network services increased $3.8 million, or 1%, to $260.1 million for the nine months ended September 30, 2006 from the comparable period in 2005. The increase in network services revenue resulted primarily from increased sales to enterprise customers and several large carrier customers.

Intercarrier compensation revenue, including switched access and reciprocal compensation, remained relatively flat at $26.4 million and $26.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating Expenses. Operating expenses increased $11.5 million, or 6%, to $213.4 million for the nine months ended September 30, 2006, from $201.9 million for the comparable period in 2005. The increase is primarily related to revenue growth which contributed to higher direct costs associated with serving our customers and an increase in employee costs related to merit increases. Additionally, in January 2006 we began recognition of expense for stock options which resulted in an increase to operating expense of $1.5 million. Operating expenses were 37% of revenue for the nine months ended September 30, 2006 as compared to 38% of revenue for the same period in 2005.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $22.4 million, or 16%, to $164.2 million for the nine months ended September 30, 2006, from $141.8 million for the comparable period in 2005. The increase was a result of higher employee compensation from annual salary increases and higher commission expense as a result of an increase in revenue. Additionally, in the prior year, we experienced favorable settlements related to transactional tax audits which did not recur in the current year. Furthermore, in January 2006 we began recognition of expense for stock options which resulted in an increase of $7.6 million over the same period last year. Selling, general, and administrative expenses were 29% and 27% of revenue for the nine months ended September 30, 2006 and 2005, respectively.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion increased $8.2 million, or 5%, to $184.5 million for the nine months ended September 30, 2006, from $176.3 million for the comparable period in 2005. The increase was primarily attributable to additions to property, plant and equipment made during 2005 and 2006, mostly offset by a reduction in depreciation as assets become fully depreciated and from asset retirements.

Interest Expense. Interest expense decreased $15.5 million, or 83%, to $74.9 million for the nine months ended September 30, 2006, from $90.4 million for the comparable period in 2005 due to lower overall effective interest rates as a result of debt refinancing in the first and fourth quarters of 2005 and the first quarter of 2006. This decrease was somewhat offset by additional interest expense incurred due to higher average debt outstanding in the second quarter of 2006 compared to 2005 and an increase in interest expense on our 2011 notes due to increasing LIBOR rates.

Debt extinguishment costs. Debt extinguishment costs increased $17.2 million to $25.8 million for the nine months ended September 30, 2006, from $8.6 million for the comparable period in 2005. The debt extinguishment costs in 2006 resulted from the early retirement of the $400 million 10 1/8% Senior Notes on

TIME WARNER TELECOM INC.

May 1, 2006 and consisted of a call premium of $20.3 million and the write off of deferred debt issuance costs of $5.5 million. The costs for the nine months ended September 30, 2005 resulted from the early retirement of $200 million 9 3/4% Senior Notes and consisted of a call premium of $6.5 million and the write off of deferred debt issuance costs of $2.1 million.

Interest Income. Interest income increased $6.1 million, or 67%, to $15.2 million for the nine months ended September 30, 2006, from $9.1 million for the comparable period in 2005. The increase is due to higher average interest rates and cash, cash equivalent and investment balances.

Net Loss and Modified EBITDA. Net loss decreased $11.8 million, or 14%, to $74.0 million for the nine months ended September 30, 2006 from $85.8 million for the comparable period in 2005. The change primarily resulted from an increase in Modified EBITDA of $25.3 million and a decrease in interest expense, net of interest income, of $21.7 million. These increases were partially offset by an increase in debt extinguishment costs of $17.2 million, higher depreciation expense of $8.2 million resulting from continued investment in capital expenditures and $9.1 million in non-cash stock-based compensation from the adoption of SFAS 123R during the first quarter of 2006. Modified EBITDA increased $25.3 million to $205.8 million, or 36% of revenue for the nine months ended September 30, 2006, from $180.5 million, or 34% of revenue from the comparable period in 2005. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with selling, installing and maintaining the higher revenue stream. See Note 5 to the Results of Operations for a reconciliation between net loss and Modified EBITDA.

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

At September 30, 2006, we had $1.2 billion of total debt and $345.1 million of cash and cash equivalents and short-term investments (net debt of $876.5 million, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of total debt and $393.5 million of cash and cash equivalents and short-term investments (net debt of $857.1 million) at December 31, 2005. The increase in net debt relates primarily to cash used for capital expenditures, cash interest payments, and payments associated with financing activities partially offset by cash provided by operating activities resulting from Modified EBITDA, changes in working capital and receipts on interest income. Subsequent to September 30, 2006, our total debt increased $161 million as a result of refinancing. These components of cash flow are discussed more fully below.

As of September 30, 2006, our working capital ratio (current assets divided by current liabilities) was 1.79 as compared to our working capital ratio of 1.83 as of December 31, 2005. The decline in our working capital ratio is the result of the use of cash and cash equivalents as described below.

Cash Flow Activity

Cash and cash equivalents were $239.1 million and $210.8 million as of September 30, 2006 and December 31, 2005, respectively. In addition, we had investments of $106.0 million and $182.7 million as of September 30, 2006 and December 31, 2005, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Nine months ended September 30,
	2006	2005
	(amounts in thousands)
Cash provided by operating activities	$110,360	$70,349
Cash (used in) provided by investing activities	(53,330)	22,176
Cash used in financing activities	(28,743)	(9,567)

Increase in cash and cash equivalents	$28,287	$82,958

TIME WARNER TELECOM INC.

Operations. Cash provided by operating activities was $110.4 million for the nine months ended September 30, 2006 compared to cash provided by operating activities of $70.3 million for the same period in 2005. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and changes in working capital, primarily due to timing of payments to vendors. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $53.3 million for the nine months ended September 30, 2006 compared to cash provided by investing activities of $22.2 million for the same period in 2005. The change is primarily a result of higher net proceeds from maturities of investments during 2005. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Capital expenditures in the nine months ended September 30, 2006 were $136.9 million, the majority of which were used to expand our networks in our existing markets and to reach new customer buildings, compared to $121.5 million in the nine months ended September 30, 2005.

Financing. Cash used in financing activities was $28.7 million for the nine months ended September 30, 2006, primarily related to net cash required to redeem $400 million principal amount of 10 1/8% Senior Notes and to issue $373.8 million principal amount of 2 3/8% Convertible Senior Debentures as well as proceeds from the exercise of stock options and purchases of Class A common stock under our employee stock purchase plan. Cash used in financing activities was $9.6 million for the nine months ended September 30, 2005 and was primarily related to net cash required to redeem $200 million principal amount of 9 3/4% Senior Notes due 2008 and to issue an additional $200 million of 9 1/4% Senior Notes due 2014.

On February 9, 2005, Holdings issued an additional $200 million in 9  1/4% Senior Notes due February 15, 2014, and received net proceeds of $197 million. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes due 2008. On November 3, 2005, Holdings executed a $200 million Term Loan B Facility and subsequently drew down that facility in December 2005. On December 3, 2005, we redeemed the remaining $200 million principal amount of 9 3/4% Senior Notes due 2008. On March 29, 2006, we issued $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”). On May 1, 2006, we redeemed the entire $400 million principal amount of 10 1/8% Senior Notes due February 2011. Significant terms and components of our financings are detailed below:

• The $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”) were secured obligations, on a second lien basis, of Holdings. The 2011 Notes were guaranteed by us and most of our and Holdings’ subsidiaries. Interest was computed based on a specified LIBOR rate plus 4.0% and was reset and payable quarterly. Based on the LIBOR rate in effect as of September 30, 2006, the rate was 9.41% and aggregate annual interest payments would be approximately $22.6 million. The 2011 Notes are callable as of February 15, 2006 at 102%. The 2011 Notes were redeemed on November 6, 2006 as described below.

TIME WARNER TELECOM INC.

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

• The $400 million principal amount of 9 3/4% Senior Notes that we issued in July 1998 were unsecured, unsubordinated obligations. On March 11, 2005, we redeemed $200 million of the 9 3/4% Senior Notes at a redemption price of 103.25% plus accrued interest; and on December 3, 2005, we redeemed the remaining $200 million of its 9  3/4% Senior Notes at a redemption price of 101.625% plus accrued interest.

• The $150 million Senior Secured Revolving Credit Facility (the “Revolver”), which was amended to a $110 million facility on November 3, 2005, was undrawn, expiring on February 20, 2009. Holdings was the borrower under the facility, and we and our subsidiaries and Holdings’ subsidiaries are guarantors. Interest was calculated based on a specified floating Eurodollar rate plus 2 1/4% to 3%. If the facility were drawn, certain restrictive financial covenants would apply. We were required to pay commitment fees on a quarterly basis of 0.5% per annum on the undrawn available commitment of the Revolver. The Revolver was extinguished on October 6, 2006 as described below.

• The $200 million Term Loan B Facility (the “Term Loan”) was executed by Holdings in November 2005 and fully drawn in December 2005. The Term Loan was a secured obligation, on a first lien basis, of Holdings. The Term Loan was guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan were due quarterly and began March 31, 2006, in an amount equal to  1/4 of 1% of the original aggregate principal amount. The remaining principal was due November 30, 2010. Interest was computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and was payable at least quarterly and reset periodically. Based on the Eurodollar rate in effect as of September 30, 2006, the average rate was 7.85% and aggregate annual interest payments on $198.5 million of outstanding debt would be approximately $15.6 million. The Term Loan was extinguished on October 6, 2006 as described below.

• On March 29, 2006, we completed an offering of $373.8 million principal amount of 2  3/8% Convertible Debentures due 2026. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to convert the debentures into shares of our Class A Common Stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, we will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Aggregate annual interest payments on the Convertible Debentures are approximately $8.9 million. As of September 30, 2006, none of the holders have converted the Convertible Debentures into Class A common stock.

• On May 1, 2006, we redeemed the $400 million principal amount of our 10 1/8% Senior Notes due February 2011 at a redemption price of $420.3 million plus accrued interest using the net proceeds from the issuance of the Convertible Debentures along with cash on hand.

Refinancing. On October 6, 2006, Holdings closed a $700 million senior secured credit facility (“Credit Facility”) consisting of a $600 million Term Loan B (“new Term Loan”) maturing in January 2013 and a $100 million revolving credit facility (“new Revolver”) maturing in October 2011. Components of the Credit Facility and related financing are detailed below:

TIME WARNER TELECOM INC.

•	The new Term Loan is a secured obligation, on a first lien basis, of Holdings. The new Term Loan is guaranteed by the Company and its and Holdings’ subsidiaries, including Xspedius and its subsidiaries. Repayments on the new Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 2.0% to 2.25% and will be reset periodically and payable quarterly. Based on the Eurodollar rate in effect at October 31, 2006, the rate in effect was 7.57% and aggregate annual interest payments on $600 million of borrowings would be $45.4 million. The Company is required to pay a commitment fee of 0.25% per annum on undrawn commitment amounts.

•	The new Revolver is secured and guaranteed in the same manner as the new Term Loan and is presently undrawn. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0 to 2.75% and will be reset periodically and payable quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn certain restrictive financial covenants would apply. The new Revolver replaces Holdings’ existing $110 million Revolver, which was also undrawn.

On October 6, 2006, Holdings drew $200 million on the new Term Loan to extinguish its existing Term Loan. On October 31, 2006, Holdings drew the remaining $400 million on the new Term Loan. The draw down was used to fund the $250 million redemption, including the call premium and accrued interest, of the $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 2011, and $150 million was used to fund a portion of the acquisition of Xspedius. As a result, the Company will expense a call premium of $4.8 million and $6.3 million of deferred debt issue costs in the fourth quarter of 2006.

Our senior notes described above are governed by indentures that contain certain restrictive covenants and in certain circumstances may accelerate payment of the senior notes. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at September 30, 2006. The credit agreements for the new Revolver and the new Term Loan contain similar restrictions, as well as certain financial covenants under the new Revolver that we must comply with if we draw on the new Revolver.

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

The following diagram summarizes our corporate structure as of October 31, 2006 in relation to the outstanding indebtedness and credit facility and gives effect to the new Revolver, drawing upon the new Term Loan, the extinguishment of the Revolver and the Term Loan and redemption of the 2011 Notes. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

TIME WARNER TELECOM INC.

Capital Expenditures and Requirements

Our total capital expenditures were $136.9 million for the nine months ended September 30, 2006 compared to $121.5 million for the same period in 2005. We incur capital expenditures to develop and expand our network, products and systems. For 2006, we expect capital expenditures to be approximately $185 million, which excludes investments made for the Xspedius integration. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures to preserve liquidity.

Capital Resources

In 2006, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under the new Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means.

Our ability to draw upon the available commitments under the new Revolver is subject to compliance with all of the covenants contained in the Credit Facility and our continued ability to make certain representations and warranties. In the case of the new Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures, that are primarily derived from EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the new Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the new Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

TIME WARNER TELECOM INC.

A lack of revenue growth or an inability to control costs could negatively impact EBITDA and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunications companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors, could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the new Revolver or wish to draw on it, we would have to consider cost cutting measures to maintain required EBITDA levels or to enhance liquidity.

The new Revolver and new Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The new Revolver and new Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our series of senior notes. In addition, each group of lenders (new Revolver and new Term Loan) may require a prepayment if a change of control occurs as defined in the new Revolver and new Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the new Revolver or the lenders could cancel the new Revolver unless the respective lenders agree to further modify the covenants. The new Term Loan and, if drawn, the new Revolver could be subject to an acceleration of the repayment date if we are in default under the covenants and the lenders did not waive the default. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications or waivers of default on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt or equity financing by us or our subsidiaries, the availability of which are subject to financial market conditions, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Xspedius Acquisition

We used approximately $66 million in cash and drew $150 million under our new term loan to pay the cash portion of the merger with Xspedius. After giving effect to the Xspedius acquisition, and based on current assumptions, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our debt in 2007 and for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, a need for integration capital significantly in excess of our current projections, an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means.

TIME WARNER TELECOM INC.

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

The following table provides information at September 30, 2006 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates. These investment securities will mature within one year.

2006 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$2,066
Weighted average interest rate	5.1%
Commercial paper, corporate and municipal debt securities	$348,180
Weighted average interest rate	5.3%

At September 30, 2006, the fair values of our fixed rate 9 1/4% Senior Notes due 2014, our floating rate Second Priority Senior Secured Floating Rate Notes due 2011, and our 2 3/8% Convertible Debentures due 2026 were approximately $421 million, $244 million, and $463 million, respectively, as compared to carrying values of $400 million, $240 million, and $373.8 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Interest on the new Term Loan varies based on a specified Eurodollar rate. Based on the $600 million outstanding balance drawn subsequent to September 30, 2006, a one percent change in the applicable rate would change the amount of annual interest paid by $6.0 million.

Item 4. Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1. Legal Proceedings

We have no material legal proceedings pending.

Item 1A. Risk Factors

The Xspedius acquisition increased the number of our outstanding shares and affected our leverage, and other significant business combinations or other transactions could further increase our outstanding shares, may affect our leverage, and may result in a change in control.

We regularly evaluate potential acquisitions, joint ventures and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. On October 31, 2006, we completed the acquisition of Xspedius. We paid Xspedius’ members, , total consideration of $531.5 million, consisting of $216 million in cash, including a working capital adjustment, and 18,249,428 shares of our Class A common stock. We funded a portion of the cash consideration through borrowing under our Term Loan B facility. If we enter into definitive agreements with respect to any other acquisition, joint venture or other arrangement, we may require additional financing that could result in a further increase in our leverage, result in a change of control, further increase the number of outstanding shares, or have all of these effects. A substantial transaction may require the consent of our lenders. There can be no assurance that we will enter into any additional transactions or, if we do, on what terms.

We may not realize any benefits from the Xspedius merger, and we may incur impairment charges if the merger is unsuccessful.

We entered into the merger agreement with Xspedius with the expectation that the merger will result in benefits to each company. Achieving the benefits of the merger will depend in part on the successful integration of Xspedius and our operations and personnel in a timely and efficient manner. Integrating Xspedius with us will be a complex and time-consuming process. Our employees and management and those of Xspedius have played a key role in creating and operating each company. The successful integration of these two companies will alter prior relationships and may affect productivity. In addition, the merger is likely to require significant time and attention of the management of each company that would otherwise be focused on ongoing operations and could negatively affect the combined companies’ ability to operate and to retain key employees after the merger. We cannot assure our stockholders that the business and operations of the combined company can be successfully integrated or that any of the anticipated benefits of the merger will be realized, and the failure to do so could have a material adverse effect on our business and stock price.

In addition, if we conclude in the future that the cash flow potential of the Xspedius assets is significantly less than we believed at the time of purchase, and that conclusion is based on a long-term rather than a short-term trend, we may need to record an impairment charge. We cannot assure you that we will not incur impairment charges as a result of the Xspedius merger.

If we cannot quickly and efficiently integrate Xspedius’ and our technology, products and services, many of the potential benefits of the merger may either be delayed or may not be realized.

We intend to integrate Xspedius’ technology, products and services with our own technology, products and services. We cannot assure you that we will be able to carry out the integration quickly or effectively. In order to obtain the benefits of the merger, we must make Xspedius’ technology, products and services compatible with our technology, products and services. We may be required to spend additional time and money on operating compatibility, which would otherwise be spent on developing and selling our own products and services. If we do not integrate operations quickly or effectively or if we use too many of our resources on integration issues, it could harm the combined company’s business, financial condition and results of operations.

TIME WARNER TELECOM INC.

The market price of our Class A common stock may decline as a result of the merger.

The market price of our Class A common stock may decline as a result of the merger, including if our integration of Xspedius is unsuccessful or takes longer than expected, the perceived benefits of the merger are not achieved as rapidly or to the extent anticipated by financial analysts or investors, or the effect of the merger on our financial results is not consistent with the expectations of financial analysts or investors. In addition, our increased indebtedness may limit our ability to obtain additional financing in the future for capital expenditures, acquisitions or other corporate purposes, may make us more vulnerable to economic downturns than less leveraged competitors and may decrease our ability to withstand competitive pressure.

The acquisition of Xspedius will increase our indebtedness and decrease our liquidity.

The consideration for the Xspedius acquisition consisted, in part, of approximately $216 million in cash. We drew on our Term Loan B facility and used approximately $150 million of loan proceeds to fund a portion of the consideration and used cash on hand for the balance. As a result, our indebtedness and interest expense increased and our cash position decreased. Decreased liquidity could adversely affect our ability to fund capital expenditures for the expansion of our network in the future.

The merger may result in a loss of employees.

Despite our efforts to retain employees, including key employees, we might lose some of Xspedius’ or our own employees following the merger. Some of the Xspedius employees may not want to work for a larger, publicly-traded company instead of a smaller, privately-held company or may not want to assume the different duties, positions and compensation that may be offered to the Xspedius employees in the combined company. Xspedius’ contribution to the combined company’s future performance will depend in part on the continued service of key members of Xspedius’ personnel. Competitors may recruit employees prior to the merger and during integration, as is common in mergers of telecommunications companies. As a result, our employees or employees of Xspedius could resign with little or no prior notice. We cannot assure you that the combined company will be able to attract, retain and integrate employees following the merger.

We will discontinue the use of the “Time Warner” name, which may adversely affect us.

We have agreed that we will effect a change in our name (and an amendment of our restated certificate of incorporation) to delete “Time Warner” from our name by July 13, 2007. As a result, we will be required to change our name to one such as “TW Telecom” or another name that does not include the “Time Warner” name, which would be consistent with our rebranding considerations. Tine Warner Inc. has granted us a perpetual license to the “TW Telecom” and “TWTC” trademarks for use in our communications related technology and services business in North America. The license is subject to automatic termination if certain changes in our control occur and may be terminated by Time Warner Inc. with notice in the event of certain uncured material breaches by us. In addition, we would not be permitted to use the trademarks in connection with certain services offered to residential customers in markets also served by Time Warner Cable. We have not yet determined whether to use “TW Telecom” or “TWTC” as our name and the impact on our business of a name change is uncertain and could be adverse.

TIME WARNER TELECOM INC.

Item 4. Submission of Matters to a Vote of Security Holders

On September 26, 2006, holders of all our Class B common stock, representing approximately 84.7% of our voting power or 436,266,850 votes (holders of Class B common stock have 10 votes per share), executed written consents approving amendments to our restated certificate of incorporation. In particular, the amendments:

•	eliminate, subject to the terms of any preferred stock, the right of stockholders to act by written consent;

•	eliminate the ability of stockholders holding a majority of our voting power and the ability of any director to call a special meeting of stockholders and instead provide that special meeting may be called only by our board of directors;

•	provide that the number of directors comprising our board of directors will be as provided in our bylaws; and

•	provide that we will be governed by Section 203 of the Delaware General Corporation Law.

In addition, the holders of our Class B common stock consented to an amendment that authorizes us to amend our restated certificate of incorporation to change our name to “TW Telecom Inc.” prior to July 13, 2007, unless we have otherwise changed our corporate name and amended our restated certificate of incorporation to delete “Time Warner” from our name prior to such date.

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

TIME WARNER TELECOM INC.

Date: November 9, 2006	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 -	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company's Registration Statement on Form S-1 (Registration No. 333-49439))*

3.2 -	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*

4.1 -	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

4.1.1 -	First Supplemental Indenture dated as of February 28, 2006 between Time Warner Telecom Inc. and JP Morgan Chase Bank, as Trustee (filed as Exhibit 4.5.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)*

4.2 -	Credit Agreement dated October 6, 2006 between Time Warner Telecom, Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

10.1 -	Underwriting Agreement dated September 20, 2006 among the Company, Time Warner Companies, Inc., TW/TAE Inc., Warner Communications Inc., Advance Telecom Holdings Inc., Newhouse Telecom Holdings Inc., and Deutche Bank Securities Inc., Lehman Brothers Inc., and J.P. Morgan Securities Inc.

31.1 -	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference