Form 10-K
period 2006-12-31
TIME WARNER TELECOM INC
filed 2007-03-01
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-30218

TIME WARNER TELECOM INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1500624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10475 Park Meadows Drive

Littleton, CO 80124

(Address of Principal Executive Offices)

(303) 566-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Class A Common Stock $.01 par value	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐  NO ☒

As of June 30, 2006, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $1.1 billion, based on the closing price of the Registrant’s Class A common stock on the Nasdaq Stock Market reported for such date. Shares of Class A common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of January 31, 2007 was:

Time Warner Telecom Inc. Class A common stock–143,558,735 shares

Time Warner Telecom Inc. Class B common stock–No shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before May 1, 2006.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, product plans, integration of acquired operations, Modified EBITDA and margin trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intends,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A. and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TELECOMMUNICATIONS DEFINITIONS

In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this report, a glossary is included following Part III.

PART I

Item 1.    Business

Overview

Time Warner Telecom Inc. (the “Company”) is a leading provider of managed voice and data networking solutions to a wide range of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services. Our customers are principally enterprise organizations in the health care, finance, higher education, distribution, manufacturing, professional services and hospitality industries, state, local and federal government entities, as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”). Through our subsidiaries, we operate in 75 U.S. metropolitan markets that have high concentrations of medium and large-sized businesses. As of December 31, 2006, our fiber networks covered 24,670 route miles, directly connecting 7,457 buildings served entirely by our facilities (“on-net”). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We substantially expanded our footprint in 2006 through the acquisition of Xspedius Communications, LLC (“Xspedius”), which added network in 31 additional markets. We also have continued to expand our Internet Protocol, or “IP”, backbone data networking capability between markets supporting end-to-end Ethernet and Virtual Private Network (VPN) connections for customers, and have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide inter-city switched services between our markets that offer our customers a virtual presence in a remote city.

As of December 31, 2005, we had two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock had ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc., and by Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, or Advance/Newhouse, (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22.3 million shares and 43.5 million shares, respectively, of our Class A common stock, that were converted from shares of Class B common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering. As a result, we had no shares of Class B common stock outstanding as of December 31, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings.

Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and our telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have posted and intend to disclose on our website any amendments to or waivers from our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within five business days following the date of such amendment or waiver.

On October 31, 2006, we acquired Xspedius through a merger with our wholly owned subsidiary in which we paid $216 million in cash and issued 18.2 million shares of our Class A common stock to the members and debtholders of Xspedius. Xspedius is a facilities-based provider of integrated communications services primarily to enterprise businesses and carriers. Xspedius provides a comprehensive suite of high quality services, including metro Ethernet, local and long distance voice, data and dedicated Internet access services, in 43 markets

(including 12 markets that we already serve) across 19 states and the District of Columbia. The acquisition increased the number of markets we serve from 44 to 75, and will further expand our network reach and market density for serving multi-city and multi-location enterprise customers. We expect to realize cost synergies and efficiencies by integrating Xspedius’ operations with ours.

Business Strategy

Our primary objective is to be the leading provider of high quality managed data and telecommunications services in each of our service areas, principally utilizing our fiber facilities and our national IP backbone network to offer high value voice, data, Internet, and dedicated services to become the carrier of choice for business enterprises, governmental agencies, and other carriers. By delivering to our customers a suite of integrated network solutions, we can meet the specific network management needs of those customers, location by location, and create efficiencies for the customer and migrate the management of their disparate networks and services to us. The key elements of our business strategy include the following:

Leverage Existing Fiber Networks.    We have built, licensed or acquired local and regional fiber networks to serve metropolitan geographic locations where management believes there are large numbers of potential customers. Our network architecture reflects a convergence of:

•	Private line services for dedicated high bandwidth metropolitan connectivity;

•	circuit switched (primarily using Time Division Multiplexing or “TDM”) technology, as used in the traditional public switched telephone network (“PSTN”);

•	IP technology with redundancy and diversity maintained throughout the network; and

•	Ethernet technology.

The network architecture is designed to remain open and capable of supporting connections with other networks as well as to allow for utilization of “best of breed” suppliers’ components to be integrated for enhanced diversity and availability. In addition, we operate a fully managed, fiber-based nationwide IP backbone network with capacity ranges in excess of 10 Gbps, depending on the specific route, that includes long haul circuits leased from other carriers. We believe that our extensive network capacity allows us to:

•

emphasize our fiber facilities-based services rather than resale of network capacity of other providers, which allows us to realize higher gross margins than carriers that do not operate their own fiber facilities;

•	focus on metro areas with a national reach, providing multi-locational and multi-city solutions;

•	provide a truly diverse network and choice to customers seeking further network diversity after the reduction of choice as a result of consolidation among wireline carriers; and

•	design and deliver scalable and efficient solutions that allow our customers’ business applications to operate more effectively in their network environment.

Pursue Selected Opportunities to Expand Our Network Reach.    As local market opportunities grow, we continue to extend our network in our present markets in order to reach additional commercial buildings directly with our fiber facilities. In 2006, including the expansion resulting from the Xspedius acquisition, we extended our fiber network by approximately 4,000 route miles and into approximately 1,500 additional buildings in our markets. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed without the need to add additional fiber capacity. We may expand our networks into additional markets beyond the 75 markets in which we already operate if we find attractive opportunities to do so organically or through acquisitions. We also provide services to locations outside our current market areas through our IP backbone and the use of leased facilities.

Expand Service Offerings.    We continue to expand our service offerings. We have placed significant focus on serving growing demand for high-speed, high-quality enhanced data networking services such as local area networks or LAN, Native LAN, which connect customer LANs transparently and do not require protocol conversion, and Ethernet Internet access IP-based services. Our suite of metro Ethernet services includes Extended Native LAN, which allows customers point-to-point connections to distant locations via Ethernet throughout our national footprint, and Multipoint Extended Native LAN, which allows customers to connect multiple distant locations within our service area. To further expand our multi-site and multi-city capabilities, in 2006, we:

•

Launched Integrated LAN, a solution which provides secure data, Internet and integrated voice services for businesses with multiple locations, within a city or across the country. This service is cost effective, compared to traditional WAN technologies and is a viable replacement for ATM and Frame Relay, and

•

Expanded our IP VPN marketing and sales tools to drive multi-city applications and solutions for enterprises looking to streamline their networks, to connect their headquarters, branch and satellite locations using various access technologies and our IP backbone for a fully-integrated easily-managed network.

These solutions further enhance our ability to serve small, medium and large customers to fit their growing needs to connect branch locations, serve key data centers and provide access to corporate headquarter locations.

We also provide a broad range of switched voice services throughout our service area. We utilize high-capacity digital end office switches that enable us to offer both local and toll services to our customers. These digital switches use packet access capability to combine Internet access in a bundle with voice and enable a dynamic bandwidth allocation feature which allows the customer to increase their use of voice or Internet bandwidth based upon the customer’s telecommunications usage and needs. We also have “soft switches” and related network equipment—media gateways, signaling gateways, and application servers (collectively referred to as “converged network elements”) in certain markets, which enable local and long distance switching and routing of voice calls over IP packet networks, also referred to as “VoIP” as well as managing the related PSTN call traffic interface. The converged network elements are collectively smaller and more cost effective than traditional PSTN end office switches, enabling us to offer traditional and enhanced voice telephony services across our VoIP platform and to develop future service applications that enhance end user customers’ voice and data networking ability. In 2006, we increased our bundled service offerings, which include voice DS-1 access combined with VoIP long distance packages. In addition, we offered a combination of six packages which include local voice, VoIP long distance, Internet access and dynamic allocation features and free calling between all of our customers. These packages are designed for market specific customer needs targeting small and medium customers.

Continue to Diversify Our Customer Base.    Our direct sales force targets business enterprises and government entities as well as other carriers. We have sought to broaden our revenue base through an increased focus on enterprise customers and government customers, while continuing to focus on select national and regional carriers. To achieve revenue growth from end user customers, we target potential new and existing enterprise customers utilizing both local market and national sales groups. We have expanded our sales force with hires strategically targeted at particular customer segments. We are also expanding the types of services we offer to our carrier customers in order to create new revenue opportunities from that customer base, mostly targeting their out-of-market service needs.

Continue Disciplined Expenditure Program.    Our approach for adding customers is designed to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers directly to our networks. Our strategy of primarily using our fiber facilities-based services, rather than reselling network capacity of other providers, requires that we make significant capital investments to reach some new customers.

We invest selectively in growth prospects that often require that we install fiber in buildings, purchase electronics, construct fiber distribution rings, and invest in product expansion. We also seek to increase operating efficiencies by investing selectively in strategic enhancements to our back office and network management systems. We have a disciplined approach to capital and operating expenditures. Our capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated against certain financial criteria such as projected minimum recurring revenue, cash flow margins, and rate of return. Capital expenditures in 2006 were $192.7 million, including investment for the integration of Xspedius, compared to $162.5 million in 2005. Our success-based capital spending increased to $168 million in 2006, or 87% of total capital expenditures for the year, from $140 million, or 86%, in 2005, as a result of our growth. Success-based spending consists of short-to-medium term capital expenditures made primarily to drive revenue producing activities including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. We expect our capital expenditures in 2007 to be approximately $250 million to $275 million, which we expect will be used to primarily fund growth opportunities and includes $20 million to $25 million for investments related to the integration of the Xspedius operations.

Services

We provide our customers with a wide range of telecommunications and managed data services, including network, local and long distance voice services, data transmission services, high-speed dedicated Internet access, and intercarrier services. Our broad portfolio provides solutions to enterprise customers, ranging from small business through Fortune 500 companies, city, state and federal government entities, as well as communications service providers.

Xspedius offers a similar, but less developed, portfolio of service offerings to many of our services. As a result, we plan to integrate the service offerings over time so that we will offer a single set of products across our combined footprint.

The combined service offerings are:

Network Services

We provide a complete range of network services (formerly titled dedicated services) with transmission speeds up to 10 Gbps. These network access services satisfy our customers’ needs for voice, data, image, and video transmission. Each uses technologically advanced fiber optics and is available as:

•

POP-to-POP Special Access.    Telecommunications lines linking the points of presence (“POPs”) of one interexchange carrier (“IXC”) or the POPs of different IXCs in a market, allowing the POPs to exchange transmissions for transport to their final destinations.

•	Interexchange Carrier Special Access. Telecommunications lines between customers and the local POPs of IXCs.

•	Private Line. Telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice and data traffic among customer locations.

•	Metropolitan and Regional Connectivity. Each transport service is available on our metropolitan fiber networks. Most are also available between cities on our inter-city, regional networks.

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

These services are available in a wide variety of configurations and capacities:

•

SONET Services.    Full duplex transmission of digital data on Synchronous Optical Network standards. Our local SONET services allow multipoint transmission of voice, data, or video over protected fiber networks. Available capacities include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

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

Voice Services

Our voice services (formerly titled switched services) provide business customers with local and long distance calling capabilities and connections to IXCs. We own, house, manage, and maintain the switches used to provide the services. Our voice services include the following:

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

•

Long Distance Service.    Long distance service provides the capability for a customer to place a voice call from one local calling area to another, including international calling. We offer long distance services bundled with other services because we believe small- and medium-sized businesses may prefer to obtain long distance, local, and Internet services from a single provider instead of working with multiple carriers. We also offer usage-based rates for 1+, toll-free with routing capabilities, and dedicated service, as well as package plans for various committed levels of usage. The target customers are small- and medium-sized business customers. Generally, large businesses tend to obtain their long distance services directly from the major long distance carriers.

•

Bundled Services.    We provide bundled solutions to small- to medium-sized business users. Our bundled offerings enable customers to purchase one to three DS-1 facilities that combine lines, trunks, long distance, and Internet services to provide an integrated service offering. This product can dynamically allocate bandwidth among the bundled services as needed by the customer and eliminates the customer’s need for multiple vendors, facilities and bills for the services provided in the bundle. An Integrated NLAN low-speed Ethernet routing service is available to our multi-site and multi-city bundled service customers. The service provides private data networking capabilities for customers to move company data between their locations.

•

Other Services.    Other services we offer include IP Foreign Exchange, on demand conferencing, telephone numbers, directory listings, customized calling features, voice messaging, hunting, blocking services, and two-way, simultaneous voice and data transmission in digital formats over the same transmission line, which is an international standard referred to as integrated services digital network or “ISDN.”

Data Services

We offer our customers a broad array of enhanced data and Internet services that enable them to connect their own internal computer networks and access external computer networks and the Internet at very high speeds using the Ethernet protocol.

We offer the following range of Native LAN or “NLAN” services with speeds up to 10 Gbps:

•

NLAN (point-to-point).    The Point-to-Point NLAN service provides dedicated bandwidth metropolitan area optical Ethernet transport service between two locations over both SONET and DWDM platforms at speeds of 10, 100, 600, 1000 Mbps, and 10 Gbps. The SONET-based platforms allow network Ethernet connections that have high levels of network protection and reliability.

•

NLAN (Point-to-Multipoint).    This service is a multi-location Ethernet data service, using Ethernet ports to connect multiple customer remote locations back to a single customer Ethernet port located at the main customer site. This SONET-based service dedicates bandwidth and provides a high level of reliability and network protection to the customer. The available speeds are 10, 100, and 600 Mbps and 1 Gbps.

•

Multipoint NLAN.    The Multipoint NLAN service provides a dedicated ring of Ethernet bandwidth, allowing the customer to share bandwidth between their multiple Ethernet locations over a metropolitan area. The customer can access the network at speeds of 10, 100, and 600 Mbps and 1 Gbps.

•

Customer-Direct NLAN.    The Customer-Direct NLAN service is a point-to-point, non-network protected, unmanaged, stand-alone service for both 100 Mbps and 1000 Mbps Ethernet connections that offers basic Ethernet connectivity at a lower cost of service. This is referred to as “unmanaged” because the fiber between customer locations is entirely dedicated to that customer and is not monitored by our network operations center. Troubleshooting and maintenance of unmanaged NLAN circuits requires a service visit by one of our technicians.

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

•

Wholesale NLAN.    Metro NLAN services are generally available to wholesale customers. The services include a variety of price and technological features that are important to carriers and other service providers.

•

Storage Transport Solutions.    We provision, manage and monitor links that transport customers’ data to remote storage locations, for back up, mirroring, and disaster recovery purposes. The service uses wave division multiplexing technology to offer a variety of industry-standard protocols including Fibre Channel, ESCON, FICON, and Gigabit Ethernet, allowing customers to avoid protocol translation while securely transporting their data to distant sites.

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

•	IP VPN Service connects multiple customer sites creating a virtual network for the customer within the U.S. utilizing our own national IP backbone. Connection speeds are from 1.5 Mbps to 1 Gbps.

Internet Services

•

High Speed Services.    We offer a wide range of dedicated high-speed Internet services to our business customers with speeds of 2.5 Gbps and beyond. High speed Internet service allows customers to create their own internal computer networks and to access the Internet and other external networks.

•

Traditional Services.    We also offer a wide range of traditional Internet services that are delivered via a TDM-based transport facility with standard offerings of DS-1, DS-3, OC-3, OC-12 and OC-48 connectivity. Ethernet Internet services are delivered via native Ethernet connections capable of concurrently sending and receiving data at full bandwidth speeds, with standard offerings of Ethernet (10 Mbps), Fast Ethernet (100 Mbps), and Gigabit Ethernet (1 Gbps).

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

Telecommunications Networks and Facilities

Overview.    We use advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data and Internet telecommunications services. Our basic transmission platform consists primarily of optical fiber built in a diverse ring topology for high network availability. We use a variety of electronics that meet the requirements of our customers’ network applications, including SONET, DWDM and Ethernet equipment. These optically enabled rings give us the capability of routing customer traffic in both directions around the ring, thereby eliminating the loss of a service in the event of a fiber cut on a part of the ring. We have an advanced IP backbone using redundant core routers to deliver Internet traffic to our customers. We have also added network based Ethernet switches in our markets to deploy applications based services incorporated with our soft switches and media gateways to enable voice services over our IP and metropolitan Ethernet switches to deliver Ethernet-based services directly to customer premises. Our networks are designed for remote automated provisioning, allowing us to meet customers’ real time service needs. We extend SONET rings or point-to-point links from our rings to each customer’s premises over our own fiber when financially attractive or use customer links obtained from other local carriers. We also install diverse building entry points if a customer’s redundancy needs require such a design. We place necessary customer-dedicated or shared electronic equipment at a location near or in the customer’s premises to terminate the link.

We serve our customers from one or more central offices or hubs strategically positioned throughout our networks. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange and Internet networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. We continuously monitor system components from our network operations center and seek to focus proactively on avoiding problems.

We add switched and dedicated data services to our basic fiber transmission platform by installing sophisticated routers, soft switches, and digital electronics at our central offices and nodes at customer locations. Our advanced digital telephone and packet voice gateways are connected to multiple ILECs and long distance carrier switches to provide our customers ubiquitous access to the PSTN. We also provide high-speed routers and switches for our Internet backbone, and Ethernet switches at our customers’ premises and in our central offices to supply LAN interconnection services. Our Internet backbone is connected to multiple networks around the nation at multiple connection points. Our newest offerings connect customer LANs together in a metropolitan area, and connect LANs in geographically dispersed areas across our Internet backbone.

To serve a new customer initially, we may use various transitional links, such as leased circuits from another LEC. When a customer’s communication volumes increase, we may build our own fiber connection between the customer’s premises and our network to accommodate the customer’s needs and increase our operating margins.

Infrastructure Migration.    We continually evaluate new technologies and suppliers in order to achieve a balance between utilizing best of breed technologies and suppliers and purchasing equipment at the best available price. We continue to expand IP capabilities throughout our network through the deployment of packet telephony systems such as media gateways and soft switches. In order to prepare to deliver the next generation voice and data services, we are using these new technologies to augment traditional circuit switched systems. We currently offer Primary Rate Interface voice service, digital trunks, and our new Voice over IP trunk service over this platform. Additionally, we offer a foreign exchange service that provide customers virtual local telephone numbers in distant markets that terminate on a telephone line at the customer’s physical location. We plan to further converge TDM and IP services while utilizing MPLS to differentiate the multiple services traversing our IP backbone.

Capacity License Agreements.    We currently license fiber capacity from Time Warner Cable and Bright House Networks, LLC, a subsidiary of the Time Warner Entertainment-Advance/Newhouse Partnership between the affiliates of our former Class B Stockholders, that is managed by Advance/Newhouse, in 23 of our markets. Each of our local operations in those markets is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable or Bright House Networks, LLC (collectively the “Cable Operations”) providing us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay maintenance fees and fees for splicing and similar services. We may request that the Cable Operations construct and provide additional fiber-optic cable capacity to meet our needs. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. If the Cable Operations provide additional capacity, we pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities, the Cable Operations may terminate the Capacity License Agreements.

The Capacity License Agreements do not restrict us from licensing fiber-optic capacity from parties other than the Cable Operations. Although the Cable Operations have agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, we cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to us. If the Capacity License Agreements are not renewed in 2028, we will have no further interest in the fiber capacity covered by those agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the agreements. The terms of such arrangements may be materially less favorable to us than the terms of the Capacity License Agreements. We have the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days notice. The Cable Operations have the right to terminate the Capacity License Agreements prior to their expiration under certain circumstances. The Class B Stockholders’ sale of their shares of our stock do not affect the terms of the Capacity License Agreements. See “Risks Relating to Our Business—We must obtain access to rights-of-way and pole attachments on reasonable terms and conditions.”

Telecommunication Networks.    The following map shows the areas where we have local fiber networks and offer services:

Network Monitoring and Management.    We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the network at our network operations center in Greenwood Village, Colorado. The acquisition of Xspedius provided us with another network operations center in O’Fallon, Missouri that serves the customers on the Xspedius networks, and will provide redundancy as well as expertise in serving smaller business customers once we complete our integration activities over the next 12 to 15 months. We provide 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble.

Information Technology Solutions.    We continue to focus on systems that provide high business value with a solid return on investment. Our strategy is to blend the purchase of proven, commercially available software that can be tailored to our business processes, and in-house developed applications that conform to our architectural framework. Where such commercially “off-the-shelf” products are not suitable for our business needs, we employ internal resources and contract with third party integrators to develop custom applications. All of our systems must be flexible enough to conform to a rapidly changing environment, while being scalable, and easily maintained and enhanced. Through the implementation of enterprise application integration, data accuracy is improved by eliminating the need to re-key information into multiple systems. We also use customized workflow software to manage the exchange of data in a timely manner between applications.

We offer a customer self care platform that uses web portal technology to provide automated customer service and schedule and establish security for teleconferences. The web portal enables customers to view and pay their bills on-line and record any disputes. Our web portal is also designed to allow customers to interact with future IP based products.

Information Systems Infrastructure.    We manage our desktop technology assets centrally to ensure software compatibility between all corporate locations and field offices. Our information systems infrastructure also provides real time support of network operations and delivers data to meet customer needs. Our systems utilize open system standards and architectures, allowing interoperability with third party systems.

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

Billing Systems.    We contract with outside vendors for customer billing. We have licensed software for end user billing that operates on our own equipment and have contracted with an outside vendor for operations support and development. In addition, we have a service bureau arrangement with another vendor for carrier and interconnection billing. Xspedius customers are presently invoiced on different billing platforms than ours. We intend to discontinue those platforms once the Xspedius billing data is converted to our billing platforms.

Customers and Sales and Marketing

Customers.    Our customers are in telecommunications-intensive industries and are comprised of enterprises, carriers, and government and public institutions. For the year ended December 31, 2006, enterprise, government and public customers represented 60% of total revenue. The remaining customer revenue is derived from carriers at 33% and the balance from inter-carrier compensation and other customers that were related parties until September 2006. We acquired Xspedius on October 31, 2006 expanding our customer base by approximately 18,000 customers and the number of markets we serve from 44 to 75. The acquisition increased and further diversified our enterprise customer base.

Our top 10 customers accounted for 31% of our total revenue for the year ended December 31, 2006, and approximately 32% for the year ended December 31, 2005. The change was attributable to the impact of the acquired operations and the increase in new sales to enterprise customers. For the year ended December 31, 2006,

AT&T Inc. (including the former SBC Communications Inc., BellSouth Corporation and Cingular Wireless) accounted for 11% of our total revenue. For the years ended December 31, 2005 and 2004, revenue from AT&T Inc. accounted for 9% and 7% of our revenues, respectively. A portion of the revenue from our top ten customers includes inter-carrier compensation resulting from end users that have selected those customers as their long distance carrier. Our revenue from AT&T (which merged with SBC in 2005 and with BellSouth in 2006) has been and may continue to be impacted by the combined company buying less local transport service from us in SBC’s former local service area and may also be similarly impacted by the BellSouth merger. However, the impacts of these AT&T consolidations may be mitigated by revenue commitments in our agreement with AT&T, new product opportunities and opportunities to sell additional local services to AT&T outside its local service region.

Our five largest carrier customers accounted for 25% of our consolidated revenue for the year ended December 31, 2006. Some of these firms were parties to the industry mergers and consolidations in 2006. We experienced service disconnections as a result of network grooming and optimization from these customers in 2006 and expect additional disconnections in 2007. However, while consolidations have compressed carrier revenue growth in this customer segment, consolidation may also result in additional opportunities to provide diverse services to enterprise customers that seek competitive services and redundancy in their networks.

Sales and Marketing.    Our sales and marketing strategy emphasizes our:

•	reliable, facilities-based metropolitan networks and national IP backbone;

•	converged data and IP solutions supporting customer network trends;

•	responsive national and local customer service orientation;

•	comprehensive product suite;

•	integrated operations, customer care, field operations, network monitoring, and management systems;

•	multi-site and multi-city network solutions.

We maintain a direct sales effort in the majority of our local markets with certain resources in regional and adjacent areas, including national enterprise and carrier sales teams. These teams have sales engineering and support resources. Our national sales organization includes sales groups focused on four types of national customers: enterprise, carrier (including national and regional carriers, ISPs and wireless carriers), government and systems integrators. As of December 31, 2006, we had 482 sales account executives and customer care specialists. We continue to expand our sales force with hires strategically targeted at particular customer segments. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide higher commissions for executing service contracts with terms of two years or greater and for certain products and solutions as well as for sales utilizing 100% of our fiber facilities.

In addition to our direct sales channels, we have entered into sales agency and joint channel marketing, and referral arrangements with certain network solution providers, equipment vendors and systems integrators to develop additional sales opportunities. We market our services through database marketing techniques, customer seminars, advertisements, trade journals, media relations, direct mail, and participation in conferences.

To reduce the risk in bringing new and untested telecommunications services to a dynamically changing market, we introduce our services once market demand develops after a rigorous development process. Our service offerings are part of a diversified portfolio of competitively priced products and solutions aimed to increase usage among our existing customers and to attract new customers.

Customer Service

Our objective is to provide customers with an experience that is consistent, valuable, and differentiated from our competitors. To provide customer service, account representatives or customer service specialists are assigned to our customers to act as local points of contact. Our centrally managed customer support operations are designed to facilitate the processing of new orders as well as changes and upgrades in customer services. Technicians and other support personnel are available in each of our service areas to react to any network failures or problems. Our Customer Service Center is available to all of our customers 24 hours per day, 7 days a week. Customers can get answers to their billing questions, order status, maintenance concerns or request a contact from a specialist, either locally or through the center. In addition, the network operations center provides 24 hours-a-day, 7 days-a-week surveillance and monitoring of networks to maintain network reliability and performance. See “Telecommunications Networks and Facilities—Network Monitoring and Management.”

Competition

We believe that the principal competitive factors affecting our business are:

•	ability to introduce new services and network technologies in a timely, competitive, and market acceptable manner;

•	customer service and network quality;

•	pricing;

•	ability to continuously evolve our operating systems, processes and data in a scalable, efficient, and cost effective manner;

•	regulatory decisions and policies that impact competition; and

•	industry consolidation.

We believe that we compete favorably with other companies in the industry with respect to each of these factors, with the exception of pricing on certain products. Although we compete with other carriers primarily on service quality and customer service rather than price, intense price competition for certain products such as long distance service, inter-city point-to-point services, and POP to POP dedicated services has driven down prices for these products. Also, we typically price our traditional switched and dedicated services at a slight discount to the ILECs’ prices for comparable services. We believe that the ILECs have become more aggressive in pricing competition, especially for particular large enterprise customers that we also target. With several facilities-based carriers providing the same service in a given market, price competition is likely to continue. In addition, we believe that weakness in the CLEC sector has led to aggressive price cutting as certain competitors seek to gain or retain market share. Since 2001, due to business failures and contractions, the overall number of competitors has declined, and some competitors have slowed or stopped their build-out plans. The impact of competition on our business varies across local markets, depending on the number and type of competitors in the market.

The ILECs—Verizon Communications, Inc., Qwest Communications Inc., and AT&T Inc., among others—offer services substantially similar to those we offer. We believe that the ILECs may have competitive advantages over us, such as their long-standing relationships with customers, greater technical and financial resources, and the potential to subsidize services of the type we offer from service revenue in unrelated businesses. In addition, the Telecommunications Act of 1996 (the “1996 Act”) allows the regional Bell operating companies (“RBOCs”) to enter the long distance market. RBOCs in all states now have authority to provide in-region interLATA services that enable them to offer customers both local and long distance telephone services, which has made them even stronger competitors. In addition, industry consolidation through acquisitions and business combinations, both past and future, may result in larger competitors with greater economies of scale serving certain of our markets. Recent consolidations such as the merger of AT&T Corp. and both SBC Communications and BellSouth Corp. (now AT&T Inc.), and Verizon Communications’ acquisition of MCI Inc. are likely to result in the combined companies becoming even more formidable competitors. However, we believe that our customers are increasingly interested in alternative providers for redundancy of networks, enhanced disaster recovery, and advanced services. In light of the bankruptcies in the CLEC sector and consolidation among telecommunication providers, we believe that we have benefited and will continue to benefit from opportunities to provide services directly to larger customers. In most of the metropolitan areas in which we currently operate, at least one, and sometimes several other CLECs, offer substantially similar services at substantially similar, and in the case of some services, substantially lower prices than we offer.

We also face competition from long distance carriers, wireless telephone system operators, VoIP providers and private networks built by large end users using dark fiber providers all of which currently and may in the future, offer services similar to those we offer. In addition, cable television companies are increasingly competing with us and other traditional telecommunications providers, primarily with respect to smaller business customers, but are beginning to market dedicated services to larger customers as well.

Wireless consolidation has affected the market for our services and may continue to do so. The acquisition of one of our wireless carrier customers by a local exchange carrier has resulted in the disconnection of some services we previously provided to the wireless carrier and will likely result in additional disconnects in the future as that customer’s local service needs are met by its new parent company.

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

Reciprocal compensation revenue is an element of intercarrier compensation revenue that represents compensation from LECs for local exchange traffic terminated on our facilities originated by other LECs. Reciprocal compensation represented 1% of total revenue for the year ended December 31, 2006. Historically, a portion of the reciprocal compensation revenue payable to us has resulted from the termination of calls to our ISP customers. As dial-up Internet traffic grew, ILECs challenged the requirement to pay reciprocal compensation for ISP-bound traffic under various legal theories.

In 2001, the FCC adopted an interim carrier-to-carrier cost recovery scheme for such traffic that phased in reductions on the maximum compensation rate for dial-up Internet-bound traffic over a three-year period beginning in 2001 and capped the number of minutes for which ISP-bound traffic can be compensated. The interim Internet-bound cost recovery rule negatively impacted our revenue from reciprocal compensation during the three year reduction period, but it has since stabilized. In October 2004, the FCC determined that it is no longer in the public interest to apply the cap on compensable minutes. This order had a slightly positive impact on our intercarrier compensation revenue.

Other Federal Regulation.    Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Switched access is a component of our intercarrier compensation revenue and represented 4% of total revenue for the year ended December 31, 2006. Historically, the FCC has regulated the access rates imposed by the ILECs while the CLEC access rates have been less regulated. The FCC subjected CLECs’ interstate switched access charges to regulation beginning in 2001. A 2000 ILEC access reform decision, as well as the CLEC access charge regulations, resulted in reductions in the per-minute rates we received for switched access service for the period June 2001 through June 2004. Our ongoing obligation to charge switched access rates that are no higher than those charged by the ILECs may result in further reductions to our switched access revenue if the ILEC rates themselves are reduced.

The FCC adopted a Further Notice of Proposed Rulemaking in March 2005 as part of its intercarrier compensation reform proceeding initiated in 2001. This proceeding has been highly complex and controversial. The FCC has considered numerous reform proposals, most of which seek to unify and lower intercarrier compensation rates. Implementation of a unified rate across all forms of intercarrier compensation is likely to require a transition period of several years. The outcome of this proceeding could further reduce our switched access revenue. There is no assurance that we will be able to compensate for these potential reductions with revenue from other sources. However, at this time we cannot predict the likely outcome of an FCC intercarrier compensation proceeding or the impact on our revenues and costs.

During 2001, the FCC initiated a Triennial Review of UNEs to determine which of these elements the ILECs must continue to provide under sections 251 and 252 of the 1996 Act. The FCC rendered a decision in February 2003, largely delegating to the states the determination of the availability of specific UNEs. The FCC established limits on competitors’ access to interoffice transport as a UNE and also limited CLEC access to ILEC broadband facilities as UNEs. Several parties appealed the FCC’s order, and in March 2004 the D.C. Circuit Court of Appeals vacated certain aspects of the order, including those concerning the availability of unbundled DS-1 and DS-3 loops and transport. In response to the court’s decision, the FCC adopted permanent rules governing the availability of UNEs in December 2004. These rules set forth specific marketplace “triggers” that will eliminate the ILECs’ obligation to provide UNE-loop and UNE-transport in particular locations. This order was upheld in its entirety by the D.C. Circuit Court of Appeals in June 2006. Several ILECs have filed petitions for forbearance from the obligation to provide UNEs that would otherwise apply under triggers established in the December 2004 order. Qwest filed the first such petition for the Omaha market, and the FCC granted in part and denied in part that petition. That order is now subject to pending appeals. Verizon also filed petitions for forbearance seeking, among other things, the elimination of any duty to provide loop or transport UNEs in several of its markets. Those petitions remain pending. The FCC also has pending a rulemaking, initiated in September 2003, to review TELRIC rules, which determine the prices for available UNEs. In addition, in the FCC’s pending Biennial Review of regulations, the ILECs have argued that the FCC should change its TELRIC rules in ways that would likely yield higher UNE prices. While we have used UNEs very minimally in the past, the Xspedius operations have used UNEs more extensively than we have. It is therefore possible that the combined company will be more affected by changes in the regulation of UNEs than has been the case for us in the past.

In January 2005, the FCC commenced a broad examination of the regulatory framework applicable to LECs’ pricing of interstate special access services after June 30, 2005. The outcome of this proceeding could have an impact on the costs we pay for connectivity to other carriers’ facilities to reach our customers. If LEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and the prices we pay LECs for special access services that we purchase. If LEC special access prices increase, our cost may increase but we may experience less pricing pressure on our special access services. In the recent orders approving the SBC/AT&T and Verizon/MCI acquisitions, the FCC conditioned its approval upon the resulting companies not increasing their rates for special access services for a period of 30 months, which will provide us with some price stability. We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price–cap regulation to protect against unreasonable price increases. The FCC is expected to rule on this matter before the expiration of the 30 month period.

In March 2006, AT&T filed an application with the FCC for transfer of control of the BellSouth Corporation to AT&T. On December 29, 2006, the FCC adopted an Order approving the merger. While the text of the Order has not been released, the FCC’s News Release included a list of commitments made by AT&T to be adopted as FCC conditions to the merger approval that address potential public interest harms. These merger conditions provide us with rate stability and modest cost savings for special access and UNEs for 42 to 48 months, and provide a framework for a more manageable process for renegotiating our special access and interconnection contracts when they expire over the next few years. Certain statements by the Chairman of the FCC and another Commissioner make the implementation of the special access price reductions uncertain. We cannot predict the outcome of the price reductions in question.

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

In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001. Since this order we have experienced higher pole attachment fees and could experience future rate increases if it is determined that we should pay the telephony rates in all areas where cable and telephony pole attachments are commingled, which are significantly higher than cable rates, either retroactively or in the future.

State Regulation.    We have obtained all state government authority needed to conduct our business as currently contemplated. Most state public service commissions require carriers that wish to provide local and other common carrier services provided within the state to be authorized to provide such services. Our operating subsidiaries and affiliates are authorized as common carriers in 33 states and the District of Columbia. These certifications cover the provision of switched services including local basic exchange service, point-to-point private line, competitive access services, and long distance services.

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

In certain markets in which we license fiber from the Cable Operations, we obtain right-of-way through our Capacity License Agreements and have not been required to obtain separate franchises from municipalities. These municipalities could challenge our right to operate under cable franchises.

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

Employees

As of December 31, 2006, we had 2,784 employees compared to 2,034 employees at December 31, 2005. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable at our Company’s inception, our operation in New York City is party to a collective bargaining agreement that covers certain of our technicians in New York City. We believe that our success will depend in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

Item 1A.	Risk Factors

Risks Relating to Our Business

We may be unable to sustain our revenue and cash flow growth despite the implementation of several initiatives designed to do so.

We must expand our business and revenue in order to generate sufficient cash flow that, together with funds available under our credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. We pursued several growth initiatives, including:

•	increasing network investments in existing markets to expand our network reach;

•	launching new products and services, especially products and services that support customers’ data and IP initiatives; and

•	increasing our network reach through the acquisition of Xspedius in 2006.

Our ability to manage this expansion depends on many factors, including our ability to:

•	attract new customers and sell new services to existing customers;

•	acquire and install transmission facilities and related equipment at reasonable costs;

•	employ new technologies;

•	obtain required permits and rights-of-way;

•	enhance our financial, operating, and information systems to effectively manage our growth;

•	accurately predict and manage the cost and timing of our capital expenditure programs; and

•	integrate Xspedius.

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

We have substantial business relationships with a few large customers, especially other carriers. For the year ended December 31, 2006, our top ten customers accounted for approximately 31% of our total revenue. The highly competitive environment in the long haul carrier sector, including interexchange carriers, has challenged the financial condition and growth prospects of some of our carrier customers and could lead to further reductions in our revenue in the future. Replacing this revenue with new revenue from other carrier customers or with enterprise customer revenue may be difficult. Among other factors, individual enterprise customers tend to place smaller service orders than some of our larger carrier customers. In addition, pricing pressure on some of our more mature products may challenge our ability to grow our revenue.

Some of our service agreements with customers are subject to termination on short notice and do not require the customer to maintain the services at current levels. Customers may not continue to purchase the same services or level of services. We have experienced significant service disconnections since 2001 due to customer bankruptcies, customers contracting their operations, price competition from other carriers for certain services, consolidation of carrier customers and customers optimizing their existing networks. There has been increasing consolidation in the telecommunications industry in recent years, and if any of our customers are acquired we may lose a significant portion of their business. SBC’s merger with AT&T Corp. (now AT&T Inc.) and subsequent acquisition of BellSouth Corp. has and may continue to result in the surviving company buying less local transport service from us in SBC’s and BellSouth Corp.’s service areas in the long run. In addition, revenue from a wireless customer that was acquired in 2004 represented 4% of total revenue in 2006 and is expected to further decline in 2007.

We continue to experience customer and service disconnects in the normal course of business primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Revenue loss from disconnects averaged 1.5%, 1.2%, and 1.2% of monthly revenue in 2004, 2005 and 2006, respectively. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt.

We have been carrying substantial amounts of debt, and our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for our outstanding senior notes, we may incur significant additional indebtedness in the future. As of December 31, 2006, our total long term debt and capital lease obligations were approximately $1.4 billion.

Our substantial indebtedness could, for example:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate purposes;

•	make us more vulnerable to economic downturns or other adverse developments than less leveraged competitors; and

•	decrease our ability to withstand competitive pressures.

Our revolving credit facility and term loan B and the indenture relating to our senior notes contain restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.

The credit agreement for our revolving credit facility, term loan B, and the indenture relating to our senior notes limit, and in some circumstances prohibit, our ability to, among other things:

•	incur additional debt;

•	pay dividends;

•	make capital expenditures, investments or other restricted payments;

•	engage in sale-leaseback transactions;

•	engage in transactions with stockholders and affiliates;

•	guarantee debts;

•	create liens;

•	sell assets;

•	issue or sell capital stock of subsidiaries; and

•	engage in mergers and acquisitions.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if we do not comply with these covenants and financial covenants in our credit agreement that require us to maintain certain minimum financial ratios, the indebtedness outstanding under our credit agreement, and by reason of cross-acceleration or cross-default provisions, our senior notes and any other outstanding indebtedness we may then have, could become immediately due and payable. If we are unable to repay those amounts, the lenders under the credit agreement could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under our credit agreement were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness. In addition, the lenders under our credit agreement could refuse to lend funds if we are not in compliance with our financial covenants. We could fail to comply with the covenants in the future due to many factors, including losses of revenue due to customer disconnects or other factors or reduction in margins due to pricing pressures or rising costs or the inability to successfully integrate our acquired operations.

We will require substantial capital to expand our operations.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Our 2006 capital expenditures were $192.7 million, and our estimate of our 2007 capital expenditures is $250 million to $275 million. We also expect to have substantial capital expenditures thereafter.

Our wholly-owned subsidiary has a senior secured revolving credit facility that, subject to certain conditions, allows us to borrow up to $100 million. We may be required to seek additional financing if:

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

Over the past several years FCC regulations have reduced our interstate access revenue as well as our reciprocal compensation revenue associated with the exchange of dial-up ISP-bound traffic. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate. Such changes could materially reduce our switched access revenue from other carriers, but may create an opportunity for us to recover some, but not all, of that lost revenue directly from end users. We cannot predict the outcome of pending FCC rule makings related to inter-carrier compensation. Switched access and reciprocal compensation together have been declining over time and represented 6%, 5% and 5% of our 2004, 2005 and 2006 revenue, respectively. We cannot assure you that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

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

In January 2005, the FCC released a notice of proposed rulemaking in which it considers the adoption of new special access pricing regulations that could eventually result in reductions in ILEC special access prices or constraints on the degree of pricing flexibility ILECs will continue to have. We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price-cap regulation to protect against unreasonable price increases. Further, in the orders approving the SBC/AT&T and Verizon/MCI mergers, the FCC conditioned its approval upon the two companies not increasing their rates for special access for a period of 30 months, which will provide us with a period of price stability. The FCC is expected to rule on special access regulation before the expiration of the 30-month period. We cannot at this time predict the outcome of this proceeding.

The ILECs, on the other hand, have argued before the FCC that their broadband services, including special access services, should no longer be subject to regulation governing price and quality of service. In August 2005, the FCC adopted an order in the Wireline Broadband Internet Access proceeding that classified wireline broadband Internet access services, including the underlying transmission facilities, as unregulated services. Since the FCC specifically excluded from this classification special access and Ethernet transmission services we require for off-net building access, these services currently remain subject to regulation as telecommunications services. However, Verizon has filed a petition with the FCC seeking reconsideration of the FCC’s decision to continue to regulate these services. In addition, in March 2006, by allowing a Verizon forbearance petition to become effective, the FCC allowed deregulation of Verizon’s high volume data services. This action did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. Several ILECs have filed petition for forbearance at the FCC seeking the same relief granted to Verizon for high volume services. Those petitions are pending. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the likelihood of success of legislative proposals regarding deregulation. As a result, we cannot assure you that we will continue to be able to obtain special access services on reasonable terms and conditions.

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

Consolidations involving ILECs, CLECs and others may result in fewer, but stronger competitors. Further consolidation is occurring through AT&T’s acquisition of BellSouth Corp. We also face competition from other CLECs. We believe that weakness in the CLEC sector has led to price competition and downward pricing pressure as certain competitors seek to increase their short-term revenue by utilizing excess capacity for new sales. Our revenue and margins may also be reduced from price cutting by other telecommunications service providers that may require us to adjust prices for existing services upon contract renewals. In particular, we believe that in some of the markets in which we operate, the ILECs are pricing their business services more aggressively than in the past, which could adversely affect our future revenues and margins.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of members of our senior management team or key employees could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements on acceptable terms for senior management or key employees if their services are no longer available.

We may be required to record additional impairment charges in the future.

Under U.S. generally accepted accounting principles, or U.S. GAAP, we are required to review the carrying amounts of our assets, including goodwill, to determine whether current events or circumstances warrant adjustments to those amounts. These determinations are based in part on our judgments regarding the cash flow potential of various assets, and involve projections that are inherently subject to change based on future events. If we conclude in the future that the cash flow potential of any of our assets, including those acquired in the Xspedius transaction, is significantly less than we believed at the time of purchase, and that conclusion is based on a long-term rather than short-term trend, we may need to record an impairment charge. As a result of such an analysis, we recorded a non-cash impairment charge of $212.7 million in the fourth quarter of 2002 with respect to certain long haul network assets we acquired from GST Telecommunications, Inc. out of bankruptcy and certain other local network assets. Any additional impairment charges would have a negative impact on our earnings.

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

In certain cities and municipalities where we provide network services over our own fiber optic facilities, we pay license or franchise fees for the use of public rights-of-way. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risks that other cities may start imposing fees, fees will be increased, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Increases in fees may have a negative impact on our financial condition. We currently license fiber optic capacity from the Cable Operations in 23 of our markets, and we must reimburse the Cable Operations for the fees associated with the fiber optic capacity we license from them.

The Cable Operations may terminate our capacity license before expiration upon:

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

The owners of poles to which the Cable Operations attach facilities for which we hold a license are seeking to impose higher pole attachment fees based on certain regulatory decisions, and if the pole owners’ positions prevail we may be required to pay such increased fees under the terms of our capacity license with the Cable Operations. An increase in pole attachment fees could have a negative impact on our financial condition.

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees and would also negatively impact our results of operations.

The Financial Accounting Standards Board has issued Statement No. 123R, “Share-Based Payments,” or SFAS 123R, which required all companies to treat the fair value of stock options granted to employees as an expense beginning January 1, 2006. Prior to the issuance of SFAS 123R, we were generally not required to record compensation expense in connection with stock option grants. The attractiveness to us of granting stock options is reduced because of the additional expense we are required to record in connection with these grants, which has and we believe will continue to negatively impact our results of operations. For the year ended December 31, 2006, our stock-based compensation expense was $13.7 million. Nevertheless, we believe that stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program without increasing other forms of compensation.

Our ability to offer residential and content services is limited by our Capacity License Agreements.

Our Capacity License Agreements with the Cable Operations prohibit us from using facilities licensed under those agreements until 2028 to (i) engage in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) produce or otherwise provide entertainment, information, or other content services. Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry. We do not currently have plans to offer residential or content services in our service areas not covered by the Capacity License Agreements.

We will discontinue the use of the “Time Warner” name, which may adversely affect us.

We use the name Time Warner Telecom under the terms of a Trade Name License with Time Warner Inc. that expires in July 2007, or earlier upon the occurrence of certain events. Time Warner Inc. has advised us that it does not intend to renew the agreement after July 2007. We have agreed that we will in any event effect a change of our name (and amend our restated certificate of incorporation) to change our name to one such as “TW Telecom”, for which Time Warner has granted us a perpetual license for use in our communications related technology and service business in North America, or another name that does not include the “Time Warner” name. We have been working on a branding initiative to select a new name for our business and expect to announce our name change in the spring of 2007. Although we believe that separate branding from Time Warner may be beneficial to our business and may, for example, eliminate previous confusion in markets also served by Time Warner Cable, the impact of a name change away from the well-established “Time Warner” name is uncertain and could be adverse.

Risks Relating to the Xspedius Transaction

We may not realize any benefits from the Xspedius merger.

We entered into the merger agreement with Xspedius with the expectation that the merger will result in benefits to each company. Achieving the benefits of the merger will depend in part on the successful integration of Xspedius’ and our operations in a timely and efficient manner. Integrating Xspedius with us will be a complex and time-consuming process. Our employees and management and those of Xspedius have played a key role in creating and operating each company. The successful integrations of these two companies will alter prior relationships and may affect productivity. In addition, the merger is likely to require significant time and attention of the management of each company that would otherwise be focused on ongoing operations and could negatively affect the combined companies’ ability to operate and to retain key employees after the merger. Although we attempted to retain those Xspedius employees that we believed were important to the integration and ongoing business, not all of those employees have remained with the combined company. In addition, those former Xspedius employees who remained with the combined company may not remain with us for the long-term. We cannot assure our stockholders that the business and operation of the combined company can be successfully integrated or that any of the anticipated benefits of the merger will be realized, and the failure to do so could have a material adverse effect on our business and stock price.

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

The acquisition of Xspedius increased our indebtedness and decreased our liquidity.

The consideration for the Xspedius acquisition consisted, in part, of approximately $216 million in cash. In order to finance a portion of the cash consideration and to refinance our higher cost debt, we entered into a new $600 million secured Term Loan B in October 2006 and fully borrowed the facility in October 2006. After giving effect to the Term Loan and use of proceeds to repay other outstanding indebtedness, our total debt increased by $161.5 million. In addition, we replaced our $110.0 million secured revolving credit facility with a $100 million secured revolving credit facility. The increased indebtedness and interest expense and decreased cash position has decreased our liquidity. Decreased liquidity could adversely affect our ability to fund capital expenditures for the expansion of our network in the future.

Item 1B.	Unresolved Staff Comments

None

Item 2.    Properties

We lease network hub sites and other facility locations and sales and administrative offices in each of the cities in which we operate networks. During 2006, 2005, and 2004, rental expense for our facilities and offices totaled approximately $33.6 million, $29.5 million, and $28.5 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 110,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, approximately 130,000 square feet of space in Greenwood Village, Colorado, where our first national operations center and other administrative functions are located, and approximately 48,000 square feet of space in O’Fallon, Missouri, where the second national operations center that we acquired in the Xspedius acquisition is located.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on the Nasdaq Global Select Market of the Nasdaq Stock Market under the symbol “TWTC”. The following table sets forth the high and low sales prices for the Class A common stock for each of the quarters of 2006 and 2005 as reported on the Nasdaq Stock Market:

Period	High	Low
2006
First Quarter	$18.73	$9.46
Second Quarter	17.98	13.43
Third Quarter	19.45	13.32
Fourth Quarter	21.20	17.33

2005
First Quarter	$4.59	$3.31
Second Quarter	6.09	3.76
Third Quarter	8.10	5.89
Fourth Quarter	10.02	6.84

Dividends

We have never paid or declared any dividends and do not anticipate paying any dividends in the foreseeable future. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for our outstanding Senior Notes and the credit agreement governing our revolving credit facility and term loan contain covenants that effectively prevent us from paying cash dividends on our Class A common stock for the foreseeable future.

Number of Stockholders

As of January 31, 2007, there were 664 holders of record of our Class A common stock.

Performance Graph

The following graph compares total stockholder return on our Class A common stock since December 31, 2001, with the Nasdaq Composite Index (U.S. and foreign companies) and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $17.69 on December 31, 2001, and that the same amount was invested in the NASDAQ Composite Index and the Nasdaq Telecommunications Index. Our closing price on December 31, 2006, the last trading day of our 2006 fiscal year, was $19.93.

Comparison of Cumulative Total Return on Investment

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and operating data amounts)
Statements of Operations Data:
Revenue (1)(2):
Network services	$355,996	341,779	332,577	361,038	373,928
Data and Internet services	216,419	162,834	124,805	104,576	90,293
Voice services	201,968	166,808	157,905	152,789	146,304
Intercarrier compensation (3)	37,992	37,306	37,800	51,188	85,049

Total revenue	812,375	708,727	653,087	669,591	695,574

Costs and expenses (4):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (5)	311,532	264,517	261,285	264,322	279,351
Selling, general, and administrative (5)	228,485	193,052	178,317	172,925	227,007
Depreciation, amortization, and accretion	256,091	238,180	230,688	223,904	237,310
Impairment of assets	—	—	—	—	212,667

Total costs and expenses	796,108	695,749	670,290	661,151	956,335

Operating income (loss)	16,267	12,978	(17,203)	8,440	(260,761)
Interest and other income (expense), net	(115,058)	(121,042)	(115,198)	(93,790)	(104,674)

Loss before income taxes and cumulative effect of change in accounting principle	(98,791)	(108,064)	(132,401)	(85,350)	(365,435)

Income tax expense	28	—	636	1,021	600

Net loss before cumulative effect of change in accounting principle	(98,819)	(108,064)	(133,037)	(86,371)	(366,035)

Cumulative effect of change in accounting principle (6)	—	—	—	2,965	—

Net loss	$(98,819)	(108,064)	(133,037)	(89,336)	(366,035)

Basic and diluted loss per share	$(0.80)	(0.93)	(1.15)	(0.78)	(3.19)

Other Operating Data:
Modified EBITDA (3)(7)(8)	$286,023	251,158	213,485	232,344	189,216
Modified EBITDA margin (3)(7)(9)	35%	35%	33%	35%	27%
Net cash provided by operating activities	$174,558	128,420	86,541	123,621	61,566
Capital expenditures	$192,679	162,521	171,833	129,697	104,831

Operating Data (as of the end of each period presented):
Operating networks	75	44	44	44	44
Route miles	24,670	20,604	19,169	18,276	17,390
Employees	2,784	2,034	1,986	2,009	1,893

Balance Sheet Data (as of the end of each period presented):
Cash, cash equivalents, and cash held in escrow	$221,553	210,834	130,052	353,032	506,460
Investments	87,900	182,689	302,454	125,561	—
Property, plant, and equipment, net	1,294,112	1,226,950	1,303,092	1,363,247	1,455,891
Total assets	2,253,237	1,792,536	1,905,588	2,005,883	2,149,256
Long-term debt and capital lease obligations	1,375,958	1,246,362	1,249,197	1,203,383	1,206,030
Total stockholders' equity	$552,648	264,514	367,158	497,799	585,235

(1)	Includes revenue resulting from transactions with affiliates of $13.1 million, $16.9 million, $19.9 million, $33.4 million, and $31.8 million in 2006, 2005, 2004, 2003, and 2002, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)	In the first quarter of 2006, we re-titled certain revenue categories to provide further clarity about the revenue components contained in each of our major product groupings. This reflects only a change in title and required no reclassification of prior period amounts. Network services (formerly titled dedicated transport services) transmit voice, data, image, storage and video, using state-of-the-art fiber optics. Data and Internet services (no change in title) include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services (formerly titled switched services) include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation.
(3)	Includes favorable reciprocal compensation settlements that totaled $3.9 million and $19.1 million in 2003 and 2002, respectively.
(4)	Includes expenses resulting from transactions with affiliates of $6.6 million, $8.0 million, $6.9 million, $5.6 million, and $3.7 million in 2006, 2005, 2004, 2003, and 2002, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these expenses.
(5)	Includes non-cash stock-based employee compensation of $2.1 million in operating expenses in 2006, and $11.6 million, $0.9 million, $1.2 million, $1.5 million, and $1.6 million in selling, general and administrative expenses in 2006, 2005, 2004, 2003, 2002, respectively.
(6)	During 2003, we implemented Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations. See Note 1 to our consolidated financial statements.
(7)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), cumulative effect of change in accounting principle, and, commencing first quarter 2006, non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our outstanding senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(8)	The reconciliation between net loss and Modified EBITDA is as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Net loss	$(98,819)	(108,064)	(133,037)	(89,336)	(366,035)
Cumulative effect of change in accounting principle	—	—	—	2,965	—
Income tax expense	28	—	636	1,021	600
Interest income	(20,054)	(13,220)	(6,483)	(5,858)	(5,845)
Interest expense	98,238	120,219	113,954	103,642	105,328
Debt extinguishment costs	36,874	14,043	8,437	—	1,951
Investment (gains) losses, net	—	—	(710)	(3,994)	3,240
Impairment of assets	—	—	—	—	212,667
Depreciation, amortization and accretion	256,091	238,180	230,688	223,904	237,310
Non-cash stock-based compensation	13,665	—	—	—	—

Modified EBITDA	$286,023	251,158	213,485	232,344	189,216

(9)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We are a leading provider of managed network solutions to a wide range of business customers and organizations throughout the United States. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, ILECs, CLECs, wireless communications companies, and ISPs. We operate in 75 metropolitan markets that have high concentrations of medium- and large-sized businesses.

As of December 31, 2006, our fiber networks spanned 24,670 route miles directly connecting 7,457 buildings served entirely by our facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have also continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

As of December 31, 2005, we had two classes of common stock outstanding, Class A common stock and Class B common stock. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. and Advance/Newhouse (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22.3 million shares and 43.5 million shares, respectively, of Class A common stock of the Company, that were converted from shares of Class B common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering. As a result, we had no shares of Class B common stock outstanding as of December 31, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings. Holders of Class A common stock have one vote per share. Holders of Class B common stock had ten votes per share while they were outstanding.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our customer revenue mix for fiscal years ended December 31, 2006 and 2005 breaks down as follows:

	Revenue
	2006	2005
Enterprise / End Users	60%	56%
Carrier / ISP	33%	37%
Intercarrier Compensation	5%	5%
Affiliates (1)	2%	2%

	100%	100%

(1)	Includes revenue resulting from transactions with affiliates of our former Class B Stockholders for the entire year ended December 31, 2006.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets;

•

Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based voice and data services, security, virtual private networks, managed services and developing future service applications to enhance our customers’ voice and data networking ability. Revenue from data and Internet services for 2006 grew 33% compared to the same period in 2005. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers, as evidenced by our acquisition of Xspedius Communications, LLC; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies, preserve our liquidity and drive us towards profitability.

Our annual revenue increased by 15% in 2006 and by 9% in 2005, each as compared to the prior year, primarily due to revenue growth from our enterprise customer base across all lines of business and in 2006 also as the result of the contribution of two months of revenue from our acquired Xspedius operations. Prior to 2005 our revenue had been declining by 2% in 2004, 4% in 2003 and 6% in 2002, all compared to their prior years as a result of general economic conditions and the downturn in the telecommunication sector. The bankruptcy of MCI, which was our then largest customer, and the decline in intercarrier compensation, as more fully explained later in this section were the largest contributors to our decline in revenue.

We continue to experience customer and service disconnects in the normal course of business primarily associated with customer network optimization, cost cutting, business contractions, bankruptcies or other financial difficulties, or price competition from other providers. Disconnects averaged 1.5%, 1.2%, and 1.2% of monthly revenue in 2004, 2005 and 2006, respectively. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

Increasing consolidation in the telecommunications industry has occurred in recent years, and if any of our customers are acquired, we may lose a portion of their business, which could be significant. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. SBC’s merger with AT&T has and may continue to result in the combined company buying less local transport service from us in SBC’s local service area in the long run, although we do not expect that the acquisition will materially affect our revenue over the next several years. AT&T’s purchases from us in SBC’s service area accounted for less than 4% of our total revenue for the year ended December 31, 2006. AT&T Inc.’s acquisition of BellSouth Corporation could also result in AT&T Inc. buying less local transport services from us in BellSouth’s local service area in the long run. AT&T’s purchases from us in BellSouth’s local area accounted for 2% of our total revenue in the year ended December 31, 2006. We cannot predict whether or the extent to which the AT&T/BellSouth transaction will affect our revenue. The impacts of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. The merger of Verizon Communications and MCI Inc. has and may continue to result in MCI buying less local transport services from us in Verizon’s service areas. MCI’s purchases from us in Verizon’s local service area accounted for less than 1% of our total revenue for the year ended December 31, 2006. Revenue from a wireless carrier that was acquired in 2004 represented 4% of total revenue in 2006 has been declining since its acquisition and is expected to further decline in 2007.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers. Revenue growth and margins may also be adversely impacted by pricing pressure on our more mature products, especially as existing contracts expire and we negotiate renewals. Furthermore, we estimate that our 2007 expenses will include approximately $15 million to $20 million of costs to integrate Xspedius and up to $10 million in costs related to the branding initiative associated with our name change. We anticipate that these additional costs will depress our margins until we realize the expected cost synergies.

Due to successful collection efforts aided by system enhancements and added controls as well as our revenue recognition policies, bad debt expense has been substantially offset by recoveries. There is no assurance that this trend will continue.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet. Revenue from our enterprise customer base grew 24% in 2006 as compared to 18% in 2005, and represented 60% of our total revenue in 2006 as compared to 56% in 2005. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. Our ability to increase the rate of revenue growth from enterprise customers will depend in part upon the success of initiatives we have implemented to improve customer retention, the success of new product offerings targeted at enterprise customers and our ability to compete for multi-location customers. In addition, we may experience fluctuations in revenue due to the timing of installations, seasonality, customer disputes, disconnections and other factors. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable despite growing consolidations in the industry, which has limited our revenue growth from those customers. Carrier revenue of $271.6 million in 2006 and $262.3 million in 2005 represents a smaller percentage of our total revenue in 2006, or 33%, as compared to 37% in 2005 as a result of the growth in our enterprise customer base. We continue to experience service disconnections from carriers and ISPs and expect an increase in disconnections related to industry consolidation. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Intercarrier Compensation Revenue and Expense

Intercarrier compensation revenue consists of switched access and reciprocal compensation. Switched access represents the connection between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Beginning in 2001, FCC regulation of CLECs’ interstate switched access charges have reduced our rates to parity with the rates of the ILEC in each of our service areas. We expect that switched access rates will continue to decline due to anticipated future rate reductions. Switched access revenue represented 4% and 3% of revenue for the years ended December 31, 2006 and 2005.

Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on its facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. As a result of FCC mandated rate reductions and reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% and 2% of revenue for the years ended December 31, 2006 and 2005, respectively. The outcome of pending FCC rulemaking proceedings are uncertain, but are more likely to result in a continuation of the downward trend in our intercarrier compensation revenue than in future increases.

Former Related Parties

As a result of the secondary offering completed on September 26, 2006, the Class B Stockholders are no longer related parties. In the normal course of business, we have engaged in various transactions with affiliates of our former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. The capacity license agreements and the other arrangements described below were not impacted by the Class B Stockholders’ sale of their shares of our common stock.

Since 1998, we have been party to a capacity license agreement with Time Warner Cable, an affiliate of one of our former Class B Stockholders, that provides us fiber capacity access to local rights-of-way and construction cost sharing until 2028. We have similar arrangements with a partnership owned by affiliates of our former Class B Stockholders that is currently managed by Bright House Networks LLC (“Bright House”), an affiliate of Advance/Newhouse. We have constructed 23 of our 75 metropolitan networks substantially through the use of fiber capacity licensed from these affiliates. As of September 26, 2006, our property, plant, and equipment included $196.6 million in licenses of fiber capacity pursuant to the capacity license agreements. We pay the license fee at the time the network is constructed and capitalize the cost of fiber under the license agreements to property, plant, and equipment. These costs are amortized over the useful life as depreciation and amortization expense. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time. Our selling, general, and administrative expenses include charges from affiliates of our former Class B Stockholders for office rent, utilities, and other administrative costs. We provide network services, voice services and data and Internet services to affiliates of our former Class B Stockholders. Revenue for services we provided to affiliates of our former Class B Stockholders was $13.1 million and $16.9 million for the period ended September 26, 2006 and the year ended December 31, 2005, respectively. We do not expect the revenue generated from these entities to change materially soley as a result of the sale of their shares of our common stock. Operating and selling, general, and administrative expenses for amounts paid to affiliates of our former Class B Stockholders were $6.6 million and $8.0 million, for the period ended September 26, 2006 and the year ended December 31, 2005, respectively.

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

Goodwill

We perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets as required by Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be assigned to a reporting unit and tested using a consistent measurement date, which for us is the fourth quarter of each year or more frequently if impairment indicators arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the book value over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates.

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

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of our markets and our western long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary.

Our 2006 assessment resulted in the determination that the estimated future undiscounted cash flows for each market exceeded the carrying value of its long lived assets. If we were to change assumptions in such a way as to reduce the amount of future cash flows expected from any particular asset, in some cases we would be required to recognize asset impairment losses in our results of operations. For example, excluding our acquired operations, a hypothetical 20% reduction in the projected Modified EBITDA for each market would result in an asset impairment of approximately $33 million as of December 31, 2006.

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

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary. A 10% unfavorable change in the estimates used for such reserves would have resulted in approximately a $10.0 million increase in net loss for the year ended December 31, 2006.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At December 31, 2006, our net deferred tax asset after a valuation allowance of $331.2 million was $58.8 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions approximate our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the sale of shares by the Class B Stockholders in September 2006, we may have experienced such an ownership change during the three months ended September 30, 2006 that may limit our utilization of net operating losses. We have evaluated the impact of these provisions on our 2006 financial statements and have concluded that the provisions do not have a material impact on our net deferred tax asset position as of December 31, 2006.

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our collection activities and our overall receivables aging, our allowance for doubtful accounts dropped from 19% of gross accounts receivable at December 31, 2005 to 15% as of December 31, 2006.

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

Under the modified prospective method of transition that we adopted January 1, 2006, compensation expense recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective method of transition, we did not restate our prior period financial statements to reflect expensing of stock-based compensation. Therefore, the results of December 31, 2006 are not directly comparable to December 31, 2005 and 2004; however, we provide comparative net loss and net loss per share on a pro-forma basis in Note 1 to the consolidated and condensed financial statements under the provisions of SFAS 123. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 to the consolidated financial statements for more information about the adoption of this accounting standard.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS 123R.

Valuation of Acquired Assets and Liabilities

In connection with our acquisition of Xspedius on October 31, 2006, as required by FASB Statement No. 141, Business Combinations, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the closing of the merger, with the amounts exceeding the fair value recorded as goodwill. The preliminary fair values of the assets acquired and the liabilities assumed were determined using a cost approach, market approach or income approach. Under the cost approach, we have estimated the replacement cost of certain tangible assets and applied a depreciation factor to reflect economic deterioration. When appropriate, we have applied a market approach which utilizes available market rate information to assess fair value for specific tangible assets. Additionally, we have applied an income approach to value the business enterprise and certain intangible assets which relies upon a discounted cash flow model that utilizes various estimates. These estimates include variables such as: customer attrition rates, gross margin percentages, synergies, economic useful lives of tangible assets, capital replacement costs, and discount rates. Since the estimated fair values recorded as of December 31, 2006 were based on a preliminary valuation, our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuation reports. When finalized, we may be required to make adjustments to the fair values that could impact our future results of operations and financial position, some of which could be material.

Other Estimates

In addition, there are other accounting estimates reflected in our consolidated financial statements, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

We believe the current assumptions and other considerations used to estimate amounts reflected in the consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the consolidated financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, on our financial condition.

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2006		2005		2004
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1)(2):
Network services	$355,996	44%	$341,779	48%	$332,577	51%
Data and Internet services	216,419	26	162,834	23	124,805	19
Voice services	201,968	25	166,808	24	157,905	24
Intercarrier compensation	37,992	5	37,306	5	37,800	6

Total revenue	812,375	100	708,727	100	653,087	100

Costs and expenses (3):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (4)	311,532	38	264,517	37	261,285	40
Selling, general, and administrative (4)	228,485	28	193,052	27	178,317	27
Depreciation, amortization, and accretion	256,091	32	238,180	34	230,688	35

Total costs and expenses	796,108	98	695,749	98	670,290	102

Operating income (loss)	16,267	2	12,978	2	(17,203)	(2)
Interest expense	(98,238)	(12)	(120,219)	(17)	(113,954)	(18)
Debt extinguishment costs	(36,874)	(4)	(14,043)	(2)	(8,437)	(1)
Interest income	20,054	2	13,220	2	6,483	1
Investment gains, net	—	—	—	—	710	—

Loss before income taxes	(98,791)	(12)	(108,064)	(15)	(132,401)	(20)
Income tax expense	28	—	—	—	636	—

Net loss	$(98,819)	(12)%	$(108,064)	(15)%	$(133,037)	(20)%

Basic and diluted loss per common share	$(0.80)		$(0.93)		$(1.15)
Weighted average shares outstanding, basic and diluted	124,078		116,315		115,665
Modified EBITDA (5)(6)	$286,023	35%	$251,158	35%	$213,485	33%
Net cash provided by operating activities	174,558		128,420		86,541
Net cash used in investing activities	(300,923)		(35,255)		(338,770)
Net cash provided by (used in) financing activities	137,084		(12,383)		29,249

(1)	Includes revenue resulting from transactions with affiliates of $13.1 million, $16.9 million, and $19.9 million in 2006, 2005 and 2004, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(2)

In the first quarter of 2006, we re-titled certain revenue categories to provide further clarity about the revenue components contained in each of our major product groupings. This reflects only a change in title and required no reclassification of prior period amounts. Network services (formerly titled dedicated transport services) transmit voice, data, image, storage and video, using state-of-the-art fiber optics. Data and Internet services (no change in title) include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services (formerly titled switched services) include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation.

(3)	Includes expenses resulting from transactions with affiliates of $6.6 million, $8.0 million, and $6.9 million in 2006, 2005 and 2004, respectively. See Note 6 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions.
(4)	Includes non-cash stock-based employee compensation of $2.1 million in operating expenses in 2006, and $11.6 million, $0.9 million and $1.2 million in selling, general and administrative expenses in 2006, 2005 and 2004, respectively.
(5)	“Modified EBITDA” is defined as net loss before depreciation, amortization and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), and, commencing first quarter 2006, non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our outstanding senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our outstanding series of senior notes differs from the definition of Modified EBITDA used in this table because the credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. A reconciliation between net loss and Modified EBITDA appears in Note 7 to Item 6, “Selected Financial Data.”
(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

On October 31, 2006, we completed the acquisition of Xspedius. Xspedius’ results of operations, cash flows and financial position are included in our consolidated financial statements from the date of acquisition. All amounts indicated are consolidated, including the results of the Xspedius operations, unless otherwise noted. Reference to organic results excludes the impact of the acquired operations and is referenced to provide further clarity to our financial performance.

Revenue.    Total revenue increased $103.6 million, or 15%, to $812.4 million for the year ended December 31, 2006 from $708.7 million for the comparable period in 2005. Revenue excluding the impact of the acquired operations of Xspedius grew 9% organically. The largest increase was from data and Internet services which increased $53.6 million, or 33%, to $216.4 million for 2006 from $162.8 million for 2005. The increase in data and Internet services primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales which contributed to a 30% growth from our organic operations.

Voice services revenue increased $35.2 million, or 21%, to $202.0 million for the year ended December 31, 2006 from $166.8 million for the comparable period in 2005. The increase is the result of our acquisition of Xspedius and organic growth of 8% from growth in bundled voice product sales as compared to the prior year.

Revenue from network services increased $14.2 million, or 4%, to $356.0 million for 2006 from $341.8 million for 2005. The increase in network services revenue was primarily the result of our acquisition of Xspedius. Somewhat offsetting network services revenue growth was the loss of revenue from a wireless customer through consolidation that represented 4% of total revenue in 2006 as compared to 5% of total revenue in 2005.

Intercarrier compensation revenue, which includes reciprocal compensation and switched access, increased $0.7 million, or 2%, to $38.0 million for 2006 from $37.3 million for 2005. Reciprocal compensation rates are established between the parties based on federal and state regulatory rulings. The increase is primarily the result of our acquisition of Xspedius and was partially offset by a decline in intercarrier compensation revenue in our organic operations.

Operating Expenses.    Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of operations and engineering personnel, costs of repairs and maintenance of our network, and costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control our costs. Operating expenses increased $47.0 million, or 18%, to $311.5 million for 2006 from $264.5 million for 2005. The increase in operating expenses is primarily related to revenue growth that contributed to higher direct costs associated with serving our customers, higher maintenance costs to support continued investment in our network, an increase in employee costs related to merit increases, and as a result of our acquired operations. Additionally, in January 2006 we began recognition of expense for stock options under SFAS 123R which resulted in an increase to operating expense of $2.1 million. Operating expenses were 38% of revenue in 2006 or 37% of revenue in 2006, excluding the acquired operations, as compared to 37% in 2005.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $35.4 million, or 18%, to $228.5 million for 2006 from $193.1 million for 2005. The increase in selling, general, and administrative expenses primarily resulted from higher employee compensation from merit increases, an increase in commissions from improved sales and customer retention and as a result of the Xspedius acquisition including $2.4 million in integration related costs. Additionally, in January 2006 we began recognition of expense for stock options under SFAS 123R, which resulted in an increase of $10.7 million from the prior year. These increases were somewhat offset by a reduction in bad debt expense due to improved collections. Selling, general, and administrative expenses were 28% of total revenue in 2006 as compared to 27% in 2005.

Depreciation, Amortization, and Accretion Expense.    Depreciation, amortization, and accretion expense increased $17.9 million, or 8%, to $256.1 million for 2006 from $238.2 million for 2005. The increase was primarily attributable to additions to property, plant and equipment made during 2005 and 2006 as well as increased depreciation and amortization expense as a result of assets acquired. These increases were partially offset by a reduction in depreciation as assets become fully depreciated and from asset retirements.

Interest Expense.    Interest expense decreased $22.0 million, or 18%, to $98.2 million in 2006 from $120.2 million for 2005. The decrease is due to lower effective interest rates as a result of debt refinancings in 2005 and 2006. This decrease was somewhat offset by an increase in net debt as a result of the acquisition of Xspedius.

Debt Extinguishment Costs.    Debt extinguishment costs increased $22.8 million to $36.9 million for the year ended December 31, 2006, from $14.0 million for the comparable period in 2005. The debt extinguishment costs in 2006 resulted from the refinancings in 2006 and consist of $25.1 million in cash paid for call premiums and $11.8 million in non-cash write offs of deferred debt issuance costs from the early retirement of the $400 million 10 1/8% Senior Notes, the $240 million Senior Secured Floating Rate Notes, the $200 million Term Loan

B Facility and the replacement of the $110 million Revolver. The debt extinguishment costs in 2005 consist of $9.8 million in cash paid for call premiums and $4.2 million in non-cash write offs of deferred debt issuance costs from the early retirement of $400 million 9 3/4% Senior Notes and the reduction of the $150 million Revolver.

Interest Income.    Interest income increased $6.8 million to $20.1 million in 2006 from $13.2 million in 2005. The increase is due to higher average interest rates.

Income Taxes.    Income tax expense was $0.03 million for 2006 for state income taxes. We incurred no income tax expense in 2005. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2006, our valuation allowance was $331.2 million, which reduces our net deferred tax asset. As of December 31, 2006, net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Net Loss and Modified EBITDA.    Net loss decreased $9.2 million, or 9%, to $98.8 million for the year ended December 31, 2006 from $108.1 million for the comparable period in 2005. The change primarily resulted from an increase in Modified EBITDA of $34.9 million and a decrease in interest expense, net of interest income, of $28.8 million. These increases were partially offset by higher depreciation and amortization expense of $17.9 million resulting from continued capital investment and the acquired assets, a $22.8 million increase in debt extinguishment costs as a result of debt refinancings that were completed during 2006, and $12.8 million in non-cash stock-based compensation from the adoption of SFAS 123R as of January 1, 2006. Modified EBITDA increased $34.9 million to $286.0 million, or 35% of revenue for the year ended December 31, 2006, from $251.2 million, or 35% of revenue for the comparable period in 2005. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with selling, installing and maintaining the higher revenue stream as well as from acquired operations.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense or benefit, cumulative effect of change in accounting principle, and, beginning in the first quarter of 2006, non-cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. See Note 7 to Item 6, “Selected Financial Data” for a reconciliation between net loss and Modified EBITDA.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue.    Total revenue increased $55.6 million, or 9%, to $708.7 million for the year ended December 31, 2005 from $653.1 million for the comparable period in 2004. Revenue from network services increased $9.2 million, or 3%, to $341.8 million for 2005 from $332.6 million for 2004. The increase in network services revenue resulted primarily from increased sales to enterprise customers and several large carrier customers.

Voice services revenue increased $8.9 million, or 6%, to $166.8 million for the year ended December 31, 2005 from $157.9 million for the comparable period in 2004. The increase is primarily due to growth in bundled voice product sales.

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

Operating Expenses.    Operating expenses increased $3.2 million, or 1%, to $264.5 million for 2005 from $261.3 million for 2004. The increase in operating expenses is primarily due to revenue growth which resulted in higher direct costs and rights-of-way associated with serving our customers, higher maintenance costs to support continued investment in our network, and an increase in employee compensation. These increases were partially offset by selling higher margin products and by reducing costs paid to other carriers for facility leases which resulted in an increase in gross margin (revenue less operating expenses) of 3% from 60% in 2004 to 63% in 2005.

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

Interest Expense.    Interest expense increased $6.2 million to $120.2 million in 2005 from $114.0 million for 2004. The increase in interest expense is attributable to higher average interest rates and debt balances for the year ended December 31, 2005 compared to 2004.

Debt Extinguishment Costs.    Debt extinguishment costs increased $5.6 million to $14.0 million in 2005 from $8.4 million for 2004. The debt extinguishment costs in 2005 consist of $9.8 million in cash paid for call premiums and $4.2 million in non-cash write off of deferred debt issuance costs from the early retirement of $400 million 9¾% Senior Notes, and the reduction of the $150 million Revolver. The costs for the year ended December 31, 2004 resulted from the extinguishment of the $800 million senior secured credit facility, consisting of the non-cash write off of deferred debt issuance costs of $8.4 million.

Interest Income.    Interest income increased $6.7 million to $13.2 million in 2005 from $6.5 million in 2004. The increase is due to higher average interest rates.

Income Taxes.    We incurred no income tax expense in 2005 compared to $0.6 million for 2004 for state income taxes. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2005 our valuation allowance was $279.6 million, which reduces our net deferred tax asset. As of December 31, 2005, net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Net Loss and Modified EBITDA.    Net loss decreased $24.9 million, or 19%, to $108.1 million for the year ended December 31, 2005 from $133.0 million for the comparable period in 2004. The change primarily resulted from an increase in Modified EBITDA of $37.7 million to $251.2 million for the year ended December 31, 2005, from $213.5 million for the comparable period in 2004. Modified EBITDA margin was 35% for the year ended December 31, 2005 as compared to 33% for the same period last year. The improvement resulted from increases in revenue partially offset by corresponding increases in operating expenses and selling, general and administrative expenses as described above. The impact on net loss of higher Modified EBITDA was somewhat offset by the increase in interest expense as described above. See Note 7 to Item 6, “Selected Financial Data” for a reconciliation between net loss and Modified EBITDA.

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

At December 31, 2006, we had $1.4 billion of total debt and $309.5 million of cash and cash equivalents and short-term investments (net debt of $1.1 billion, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.2 billion of debt and $393.5 million of cash and cash equivalents and short-term investments (net debt of $857.1 million) at December 31, 2005. The increase in net debt relates primarily to cash used and debt incurred to fund our acquisition of Xspedius. In addition, we used cash for capital expenditures, cash interest payments and payments associated with financing activities which were offset by cash provided by operating activities resulting from Modified EBITDA, interest income and changes in working capital. These components of cash flow are discussed more fully below.

As of December 31, 2006, our working capital ratio (current assets divided by current liabilities) was 1.46, as compared to our working capital ratio of 1.83 as of December 31, 2005.

Cash Flow Activity

Cash and cash equivalents were $221.6 million and $210.8 million as of December 31, 2006 and 2005, respectively. In addition, we had investments of $87.9 million and $182.7 million as of December 31, 2006 and 2005, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,
	2006	2005	2004
	(amounts in thousands)
Cash provided by operating activities	$174,558	$128,420	$86,541
Cash used in investing activities	(300,923)	(35,255)	(338,770)
Cash provided by (used in) financing activities	137,084	(12,383)	29,249

Increase (decrease) in cash and cash equivalents	$10,719	$80,782	$(222,980)

Operations.    Cash provided by operating activities was $174.6 million for the year ended December 31, 2006 compared to $128.4 million for the same period in 2005. This increase in cash provided by operating activities primarily relates to higher Modified EBITDA and lower interest payments somewhat offset by a decrease in working capital. The changes in components of working capital are subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees, among other items.

Cash provided by operating activities increased $41.9 million for 2005 compared to 2004, primarily related to higher Modified EBITDA and an increase in working capital from deferred revenue on government projects offset by higher interest payments.

Investing.    Cash used in investing activities was $300.9 million in 2006 compared to $35.3 million for 2005. The change primarily relates to cash used for the acquisition of Xspedius of $212.4 million, net of cash acquired and an increase in cash used for capital expenditures from $161.0 million in 2005 to $192.3 million in 2006 as we continued to expand our network and to reach new customer buildings.

Cash used in investing activities was $35.3 million in 2005 compared to $338.8 million for 2004. The change primarily relates to net proceeds from maturities of investments in 2005. Purchases of investments decreased in 2005 as we shifted our funds to cash equivalents in anticipation of upcoming interest payments. Our total investments decreased $119.8 million from December 31, 2004 to $182.7 million as of December 31, 2005 as a result of this shift. Capital expenditures in 2005 were $162.5 million, the majority of which were to expand our network and to reach new customer buildings, compared to $171.8 million in 2004.

Financing.    Cash provided by financing activities was $137.1 million for the year ended December 31, 2006. Cash proceeds from the exercise of stock options and purchases of Class A common stock under our employee stock purchase plan were $46.4 million in 2006. Refinancing of debt resulted in net proceeds of $94.2 million, as described more fully below.

Cash used in financing activities for the year ended December 31, 2005 was $12.4 million and primarily related to net cash used to redeem debt offset by the issuance of additional debt, as described more fully below. Financing activities provided $29.2 million in cash for the year ended December 31, 2004 and primarily related to the net proceeds from the issuance of debt and repayment of a credit facility.

During the past two years, we have refinanced several of our debt instruments to improve our effective interest costs and to extend the nearest debt maturities. In 2006, our financing and refinancing activity consisted of:

•	Issuance in March 2006 of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”);

•	Redemption in May 2006 of the entire $400 million principal amount of 10 1/8% Senior Notes due February 2011 at a redemption price of 105.063% plus accrued interest;

•

Execution in October 2006 of a $700 million senior secured credit facility (“Credit Facility”) consisting of a $600 million Term Loan B (“new Term Loan”) due 2013, which was fully drawn in October 2006, to repay our outstanding $200 million Term Loan B and partially finance the cash portion of the consideration for the Xspedius acquisition, and a $100 million revolving credit facility (“new Revolver”) due October 2011, which remains undrawn and replaced our existing revolver; and

•	Redemption in November 2006 of $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 2011.

In 2005, our financing and refinancing activity consisted of:

•	Issuance in February 2005 of an additional $200 million principal amount of 9 1/4% Senior Notes due February 15, 2014;

•	Redemption in March 2005 of $200 million of the 9 3/4% Senior Notes due 2008 at a redemption price of 103.25% plus accrued interest;

•	Execution in November 2005 of a $200 million Term Loan B Facility and subsequent draw down in December 2005; and

•	Redemption in December 2005 of the remaining $200 million principal amount of 9 3/4% Senior Notes due 2008 at a redemption price of 101.625% plus accrued interest.

After completion of these activities, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014, $373.8 million principal amount of Convertible Debentures due 2026, the new $600 million Term Loan due 2013 and the undrawn new $100 million Revolver maturing 2011. Significant terms of our outstanding indebtedness are detailed below:

•

The $400 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of our wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”), guaranteed by us and our and Holdings’ restricted subsidiaries. Interest is payable semiannually on February 15 and August 15. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Aggregate annual interest payments on the 2014 Notes are $37.0 million. The 2014 Notes described above are governed by an indenture that contains certain restrictive covenants and in certain circumstances may accelerate payment of the 2014 Notes. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at December 31, 2006.

•

The $373.8 million principal amount of 2 3/8% Convertible Debentures due 2026 were issued on March 29, 2006, and are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to convert the debentures into shares of our Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.46 per share. Upon conversion, we will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Aggregate annual interest payments on the Convertible Debentures are approximately $8.9 million. As of December 31, 2006, none of the holders have converted the Convertible Debentures into Class A common stock.

•

The $700 million senior secured credit facility closed on October 6, 2006 consists of a $600 million Term Loan B maturing in January 2013 and a $100 million revolving credit facility maturing in October 2011. Holdings drew $200 million on the new Term Loan on October 6, 2006, and drew the remaining $400 million on the new Term Loan on October 31, 2006. The new Term Loan is a secured obligation, on a first lien basis, of Holdings. The new Term Loan is guaranteed by us and our Holdings’ subsidiaries, including Xspedius and its subsidiaries. Repayments on the new Term Loan are due quarterly on the last day of each quarter beginning March 31, 2007 in an amount equal to  1/4 of 1%, or $1.5 million, of the aggregate principal amount with the balance payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 2% to 2.25% and will be reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at December 31, 2006, the rate was 7.6% and aggregate annual interest payments on $600 million of borrowings would be $45.6 million. On February 15, 2007, the new Term Loan was amended to reduce the interest rate by 25 basis points resulting in a rate based on a specified Eurodollar rate plus 1.75% to 2.0%. The new Revolver is secured and guaranteed in the same manner as the new Term Loan and is presently undrawn. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. The credit agreement for the new Term Loan contains essentially the same restrictions as the 2014 notes. The new Revolver contains certain additional restrictions, as well as certain financial covenants that we must comply with if we draw on the new Revolver. We were in compliance with these covenants as of December 31, 2006.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and credit facility. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

Capital Expenditures and Requirements

Our total capital expenditures were $192.7 million for the year ended December 31, 2006 compared to $162.5 million for the same period in 2005. We incur capital expenditures to develop and expand our network, products and systems. Approximately 87% of 2006 capital expenditures and 86% of 2005 capital expenditures were success based. Success based spending consists of short-to-medium term capital expenditures made primarily to drive revenue producing activities including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. For 2007, we expect capital expenditures to be approximately $250 to $275 million, which we expect will be used to primarily fund growth opportunities and also includes $20 to $25 million of integration investments related to our acquisition of Xspedius. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

Capital Resources

In 2007, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our new Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means.

Our ability to draw upon the available commitments under our new Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the new Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures, that are primarily derived from EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the new Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the new Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

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

The new Revolver and new Term Loan limit our ability to declare dividends, incur indebtedness, incur liens on property, and undertake mergers. The new Revolver and new Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders (new Revolver and new Term Loan) may require a prepayment if a change of voting control occurs as defined in the new Revolver and new Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the new Revolver or the lenders could cancel the new Revolver unless the respective lenders agree to further modify the covenants. We could potentially be subject to an acceleration of the repayment date if we have borrowed under the facilities and are in default under the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

Commitments.    The following table summarizes our long-term commitments as of December 31, 2006, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations.

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$600 million Term Loan B due 2013	$600,000	6,000	6,000	6,000	6,000	6,000	570,000
$400 million 9 1/4% Senior Notes due 2014	400,000	—	—	—	—	—	400,000
$373.8 million 2.375% Convertible Senior Debentures due 2026	373,750	—	—	—	—	—	373,750

Total principal payments	$1,373,750	6,000	6,000	6,000	6,000	6,000	1,343,750
Interest payments on long-term debt	719,448	91,805	91,349	90,893	90,437	89,869	265,095
Capital lease obligations including interest (1)	14,138	1,494	1,124	1,119	1,119	1,119	8,163
Operating lease obligations	293,128	41,634	38,057	34,069	29,722	26,724	122,922
Fixed maintenance obligations	63,891	3,548	3,548	3,548	3,548	3,548	46,151
Purchase obligations
Purchase orders (2)	22,389	22,389	—	—	—	—	—
Network costs (3)	200,472	70,358	59,320	40,281	23,245	7,207	61

Total	$2,687,216	237,228	199,398	175,910	154,071	134,467	1,786,142

(1)	Includes amounts representing interest of $5.6 million.
(2)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.
(3)	Includes services purchased from other carriers to transport a portion of our traffic to the end user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require us to maintain certain commitment levels to obtain favorable pricing. Some services may be purchased under contracts that are subject to contract termination costs, or penalties, if services are disconnected before the end of the term.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents and marketable securities. To mitigate the impact of fluctuations in interest rates, we seek to enter into fixed rate investing arrangements to the extent possible.

The following table provides information at December 31, 2006 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average interest rates expected by the maturity dates. These investment securities will mature within one year.

2007 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$1,592
Weighted average interest rate	5.2%
Commercial paper and corporate debt securities	$307,143
Weighted average interest rate	5.3%

At December 31, 2006, the fair values of our fixed rate 9 1/4% Senior Notes due 2014 and our 2 3/8% Convertible Debentures due 2026 were approximately $426 million and $470 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Interest on the new Term Loan varies based on a specified Eurodollar rate. Based on the $600 million outstanding balance as of February 28, 2007, a one-percent change in the applicable rate would change the amount of interest paid by $6.0 million annually.

Item 8.    Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 to provide reasonable assurance that the objectives of the control system are met. Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Xspedius Communications, LLC, which we acquired on October 31, 2006 as permitted by SEC guidelines. At December 31, 2006 and for the period from October 31 through December 31, 2006, total assets and total revenues subject to Xspedius Communications, LLC internal control over financial reporting represented 26.1% and 4.6%, respectively, of Time Warner Telecom Inc.’s consolidated total assets and total revenues as of and for the year ended December 31, 2006. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the internal controls over financial reporting for Xspedius Communications, LLC, which we acquired on October 31, 2006 and which was excluded from managements assessment.

Other Internal Control Considerations

Management does not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B.    Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Time Warner Telecom Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Time Warner Telecom Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Time Warner Telecom Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over Xspedius Communications, LLC, which is included in the 2006 consolidated financial statements of the Company and constituted 26.1% of total assets as of December 31, 2006 and 4.6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired this entity on October 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Xspedius Communications, LLC.

In our opinion, management’s assessment that Time Warner Telecom Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Time Warner Telecom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Warner Telecom Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, CO

March 1, 2007

PART III

Item 10.	Directors’ Executive Officers of the Registrant and Corporate Governance

The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2007 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. The information with respect to executive officers, material changes to procedures by which security holders may recommend nominees to the board of directors and audit committee and financial experts required by this Item will appear in the Proxy Statement. These portions of the Proxy Statement are incorporated by reference.

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

The information required by this item will appear in our Proxy Statement. This portion of our Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the headings “Time Warner Telecom Share Ownership” in our Proxy Statement. This portion of the Proxy Statement is incorporated by reference and under “Securities Authorized for Issuance under Equity Compensation Plans”.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will appear under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement and is incorporated by reference.

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

Managed Service.    Those services delivered by the Company where the interface provided to the customer requires no further protocol conversion and the Company monitors and manages the equipment providing the service and controls the network administration. Examples of managed services include, but are not limited to, the Company’s Native LAN suite, IP VPN, and the Company’s integrated access services.

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

VPN (Virtual Private Network).    A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1), (2)    The Financial Statements and Schedule II—Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3) Exhibits:    The Exhibit Index at the end of this report lists the exhibits filed with this report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

TIME WARNER TELECOM INC.

By:	/s/ Mark A. Peters
Mark A. Peters
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President, and Chief Executive Officer	March 1, 2007

(ii) Principal Financial Officer

/s/ MARK A. PETERS Mark A. Peters	Executive Vice President and Chief Financial Officer	March 1, 2007

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Senior Vice President, Accounting and Finance and Chief Accounting Officer	March 1, 2007

(iv) Directors

/s/ GREGORY J. ATTORRI Gregory J. Attorri	Director	March 1, 2007

/s/ LARISSA L. HERDA Larissa L. Herda	Director	March 1, 2007

/s/ KEVIN W. MOONEY Kevin W. Mooney	Director	March 1, 2007

/s/ KIRBY G. PICKLE Kirby G. Pickle	Director	March 1, 2007

/s/ ROSCOE C. YOUNG, II Roscoe C. Young, II	Director	March 1, 2007

Time Warner Telecom Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Time Warner Telecom Inc.:

We have audited the accompanying consolidated balance sheets of Time Warner Telecom Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed on the index at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Time Warner Telecom Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 1, 2007

TIME WARNER TELECOM INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$221,553	210,834
Investments (note 3)	87,900	182,689
Receivables, less allowances of $13,182 and $10,936, respectively (a)	73,923	47,599
Prepaid expenses and other current assets	18,504	16,275
Deferred income taxes (note 7)	12,793	11,976

Total current assets	414,673	469,373

Property, plant and equipment (note 1)	2,771,631	2,480,113
Less accumulated depreciation	(1,477,519)	(1,253,163)

	1,294,112	1,226,950

Deferred income taxes (note 7)	45,957	46,801
Goodwill (note 4)	405,638	26,773
Intangible assets, net of accumulated amortization (note 4)	69,454	1,072
Other assets, net of accumulated amortization (note 1)	23,403	21,567

Total assets	$2,253,237	1,792,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (b)	$41,388	34,787
Deferred revenue	22,582	20,478
Accrued taxes, franchise and other fees	78,795	60,687
Accrued interest	16,984	35,211
Accrued payroll and benefits	34,688	28,757
Accrued carrier costs	49,806	37,591
Current portion debt and capital lease obligations (notes 5 and 9)	6,679	4,211
Other current liabilities	33,584	34,522

Total current liabilities	284,506	256,244

Long-term debt and capital lease obligations (notes 5 and 9)	1,375,958	1,246,362
Long-term deferred revenue	20,357	16,937
Other long-term liabilities	19,768	8,479

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 142,814,844 and 51,444,885 shares issued and outstanding in 2006 and 2005, respectively	1,428	514
Class B common stock, $0.01 par value, 162,500,000 shares authorized, no shares and 65,936,658 shares issued and outstanding in 2006 and 2005, respectively	—	659
Additional paid-in capital	1,564,543	1,177,845
Accumulated deficit	(1,013,323)	(914,504)

Total stockholders’ equity	552,648	264,514

Total liabilities and stockholders’ equity	$2,253,237	1,792,536

(a) Includes receivables resulting from transactions with affiliates (note 6)	$—	1,477

(b) Includes payables resulting from transactions with affiliates (note 6)	$—	7,173

See accompanying notes to the consolidated financial statements

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(amounts in thousands, except per share amounts)
Revenue (a):
Network services	$355,996	341,779	332,577
Data and Internet services	216,419	162,834	124,805
Voice services	201,968	166,808	157,905
Intercarrier compensation	37,992	37,306	37,800

Total revenue	812,375	708,727	653,087

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	311,532	264,517	261,285
Selling, general and administrative	228,485	193,052	178,317
Depreciation, amortization, and accretion	256,091	238,180	230,688

Total costs and expenses	796,108	695,749	670,290

Operating income (loss)	16,267	12,978	(17,203)
Interest expense	(98,238)	(120,219)	(113,954)
Debt extinguishment costs	(36,874)	(14,043)	(8,437)
Interest income	20,054	13,220	6,483
Investment gains, net	—	—	710

Loss before income taxes	(98,791)	(108,064)	(132,401)
Income tax expense (note 7)	28	—	636

Net loss	$(98,819)	(108,064)	(133,037)

Net loss per common share, basic and diluted	$(0.80)	(0.93)	(1.15)

Weighted average shares outstanding, basic and diluted	124,078	116,315	115,665

(a) Includes revenue and expenses resulting from transactions with affiliates (note 6):
Revenue	$13,109	16,946	19,866

Operating	$5,189	5,577	4,746

Selling, general and administrative	$1,394	2,426	2,176

(b) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$2,075	—	—

Selling, general and administrative	$11,590	915	1,164

See accompanying notes to the consolidated financial statements

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(98,819)	(108,064)	(133,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	256,091	238,180	230,688
Amortization of deferred debt issue costs and other	3,289	4,244	4,417
Loss on debt extinguishment	36,874	14,044	8,437
Investment gains, net	—	—	(710)
Stock based compensation	13,665	915	1,164
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	(18,161)	(9,361)	(8,358)
Accounts payable	571	(7,717)	(1,447)
Accrued interest	(18,207)	(8,989)	10,148
Accrued payroll and benefits	(3,236)	5,548	(5,193)
Other liabilities	2,491	(380)	(19,568)

Net cash provided by operating activities	174,558	128,420	86,541

Cash flows from investing activities:
Capital expenditures	(192,269)	(161,001)	(167,829)
Cash paid for acquisitions, net of cash acquired	(212,416)	—	—
Purchases of investments	(425,671)	(367,693)	(546,948)
Proceeds from maturities of investments	528,201	491,750	373,155
Proceeds from sale of investments	—	—	752
Proceeds from sale of assets and other investing activities	1,232	1,689	2,100

Net cash used in investing activities	(300,923)	(35,255)	(338,770)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	46,404	4,505	1,649
Retirement of debt obligations	(863,552)	(409,750)	(396,000)
Net proceeds from issuance of debt	957,800	394,834	425,858
Payment of debt and capital lease obligations	(3,568)	(1,972)	(2,258)

Net cash provided by (used in) financing activities	137,084	(12,383)	29,249

Increase (decrease) in cash and cash equivalents	10,719	80,782	(222,980)
Cash and cash equivalents at beginning of year	210,834	130,052	353,032

Cash and cash equivalents at end of year	$221,553	210,834	130,052

Supplemental disclosures of cash flow information:
Cash paid for interest	$115,604	127,669	103,027

Cash paid for debt extinguishment costs	$25,052	9,750	—

Cash paid for income taxes	$—	—	702

Addition of capital lease obligation	$410	1,520	4,004

Shares issued in merger with Xspedius Communications, LLC	$326,884	—	—

See accompanying notes to the consolidated financial statements

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended December 31, 2006, 2005, and 2004

	Common Stock				Additional paid-in capital	Accumulated other comprehensive income (loss), net of taxes	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2004	49,355	$493	65,937	$659	1,169,633	417	(673,403)	497,799
Change in unrealized holding gain for available-for-sale securities, net of taxes	—	—	—	—	—	(417)	—	(417)
Net loss	—	—	—	—	—		(133,037)	(133,037)

Comprehensive loss	—	—	—	—	—	—	—	(133,454)
Shares issued for cash in connection with the exercise of stock options	230	3	—	—	683	—	—	686
Shares issued for cash in connection with the employee stock purchase plan	200	2	—	—	961	—	—	963
Forfeiture of restricted stock	(11)	—			—	—		—
Stock-based compensation	95	1	—	—	1,163	—	—	1,164

Balance at December 31, 2004	49,869	$499	65,937	$659	1,172,440	—	(806,440)	367,158
Net loss	—	—	—	—	—	—	(108,064)	(108,064)

Shares issued for cash in connection with the exercise of stock options	1,286	12	—	—	3,808	—	—	3,820
Shares issued for cash in connection with the employee stock purchase plan	203	2	—	—	683	—	—	685
Forfeiture of restricted stock	(44)	—	—	—	—	—	—	—
Stock-based compensation	131	1	—	—	914	—	—	915

Balance at December 31, 2005	51,445	$514	65,937	$659	1,177,845	—	(914,504)	264,514
Net loss and comprehensive loss	—	—	—	—	—	—	(98,819)	(98,819)
Shares issued for cash in connection with the exercise of stock options	6,936	70	—	—	44,312	—	—	44,382
Shares issued for cash in connection with the employee stock purchase plan	191	2	—	—	2,020	—	—	2,022
Shares issued in connection with secondary offering	65,854	658	(65,854)	(658)	—	—	—	—
Conversion of Class B shares to Class A shares	83	1	(83)	(1)	—	—	—	—
Shares issued in merger with Xspedius Communications, LLC	18,249	182	—	—	326,702	—	—	326,884
Forfeiture of restricted stock	(4)	—	—	—	—	—	—	—
Stock-based compensation	61	1	—	—	13,664	—	—	13,665

Balance at December 31, 2006	142,815	$1,428	—	$—	1,564,543	$—	$(1,013,323)	$552,648

See accompanying notes to the consolidated financial statements

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a leading provider of managed network solutions to business customers in 75 metropolitan markets in the United States. The Company delivers data, dedicated Internet access, and local and long distance voice services.

As of December 31, 2005, the Company had two classes of common stock outstanding, Class A common stock and Class B common stock. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22,310,000 shares and 43,544,158 shares, respectively, of Class A common stock of the Company, that were converted to Class A common stock from shares of Class B common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering. As a result, the Company had no shares of Class B common stock outstanding as of December 31, 2006. The Company did not receive any proceeds from the offerings nor did the Company’s total shares outstanding change as a result of the offerings. Holders of Class A common stock have one vote per share.

The Company also is authorized to issue shares of Preferred Stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the Preferred Stock. No shares of Preferred Stock have been issued.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Time Warner, Advance/Newhouse and their affiliates through September 26, 2006 are disclosed as related party transactions.

On October 31, 2006, the Company completed the acquisition of Xspedius Communications, LLC (“Xspedius”). Xspedius’ results of operations, cash flows and financial position are included in the consolidated financial statements from the date of acquisition (see Note 2).

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

In 2006, the Company has classified debt extinguishment costs as a separate component of expense, which in prior periods were reported in interest expense.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas that require significant management judgments include taxes, revenue and receivables, impairment of long-term assets, regulatory fees, asset retirement obligations, and carrier liabilities.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

As of December 31, 2006, the Company operated in 75 markets across the United States. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing all markets to be aggregated and resulting in one reportable line of business.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

Investments

Marketable securities, included in cash and cash equivalents and investments, are classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $308.7 million and $376.9 million at December 31, 2006 and 2005, respectively. The fair value of marketable securities is not materially different than the amortized cost.

At December 31, 2006 and 2005, the Company had certificates of deposit held at financial institutions of $10.6 million and $9.1 million, respectively. These amounts were included in other current assets and are restricted as they secure outstanding insurance bonds.

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

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $13.2 million, or 15% of gross receivables at December 31, 2006, and $10.9 million, or 19% of gross receivables at December 31, 2005.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost except for assets acquired through acquisition of businesses which are recorded at fair value. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are capitalized. Capitalized labor and applicable overhead was $39.8 million, $33.2 million, and $30.8 million for 2006, 2005, and 2004, respectively. Capitalized interest was $2.4 million, $2.9 million, and $2.7 million for 2006, 2005, and 2004, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets that are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $1.7 million, $3.8 million and $7.3 million in 2006, 2005, and 2004, respectively.

The Company licenses the right to use fiber optic capacity in 23 of its markets from Time Warner Cable and Bright House Networks, LLC. The Company pays its allocable share of the cost of fiber and construction incurred by Time Warner Cable and Bright House Networks, LLC in routes where the parties are in joint construction.

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-20 years or lease term if shorter
Communications network equipment	5-15 years
Vehicles and other equipment	3-10 years
Fiber and right to use	15 years or lease term if shorter

Depreciation expense was $252.2 million, $236.9 million, and $229.6 million in 2006, 2005, and 2004, respectively. Property, plant, and equipment consist of:

	December 31,
	2006	2005
	(amounts in thousands)
Land, buildings and improvements	$64,377	$63,032
Communications networks equipment	1,799,312	1,585,911
Vehicles and other equipment	159,450	162,886
Fiber and right to use (Note 6)	748,492	668,284

	2,771,631	2,480,113
Less accumulated depreciation	(1,477,519)	(1,253,163)

Total	$1,294,112	$1,226,950

Income Taxes

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities and the amounts used for tax purposes. The Company does not record a valuation allowance against net deferred tax assets when it is more likely than not the net deferred tax asset will be realized.

Goodwill

The Company performs impairment tests at least annually on all goodwill and indefinite-lived intangible assets as required by Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be assigned to a reporting unit and tested using a consistent measurement date, which for the Company is the fourth quarter of each year or more frequently if impairment indicators arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the book

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. The Company’s annual goodwill impairment test did not result in an impairment charge in 2006, 2005, or 2004.

Other Assets

Other assets primarily include deferred debt issuance costs which are amortized to interest expense over the life of their respective debt agreements.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to the carrying amounts. If an impairment adjustment is deemed necessary (generally when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets), the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell. The Company’s annual impairment test did not result in an impairment charge in 2006, 2005 or 2004.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) as interpreted by FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

The Company’s asset retirement obligations were $15.8 million and $8.5 million as of December 31, 2006 and 2005, respectively. In 2006, the Company recorded an asset retirement obligation of $5.7 million as a result of the acquisition of Xspedius (see Note 2). The remaining increase was due to the accretion of the liability and recording of additional asset retirement obligations as they occur.

Regulatory and Other Contingencies

The Company is subject to significant government regulation, some of which is in a state of flux due to challenges of existing rules. Such regulation is subject to different interpretations, inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns,

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expectations regarding regulatory rulings, historic experience and ongoing negotiations. The Company evaluates these reserves on an ongoing basis and make adjustments as necessary.

Revenue

The Company’s revenue is derived primarily from business communications services. In the first quarter of 2006, the Company re-titled certain revenue categories to provide further clarity about the revenue components contained in each of its major product groupings. This reflects only a change in title and required no reclassification of prior period amounts. Network services (formerly titled dedicated transport services) transmit voice, data, image, storage and video, using state-of-the-art fiber optics. Data and Internet services (no change in title) include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services (formerly titled switched services) include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation. The Company’s customers are principally enterprise organizations in the health care, finance, higher education, distribution, manufacturing, professional services and hospitality industries and state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), and competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

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

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a customer disputes a billed charge, revenue is not recognized until the dispute is resolved.

Switched access is also an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate switched access rates. As a result of FCC regulation, the Company’s switched access rates have been reduced to parity with the ILEC rates competing in each service area. Switched access revenue represented 4% of total revenue in 2006 and 3% of total revenue in 2005 and 2004.

Reciprocal compensation is also an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation revenue primarily on a cash basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. The Company utilizes the cash basis for recognition of this revenue because changes in, and interpretations of, regulatory rulings often result in disputes and in significant delays in payments. Reciprocal compensation represented 1%, 2%, and 3% of total revenue during the years ended December 31, 2006, 2005, and 2004, respectively. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services but exclude depreciation, amortization and accretion, which is reported separately. These costs include the salaries and related benefits and expenses, including stock-based compensation, of operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers to carry a portion of the Company’s traffic, to interconnect the Company’s networks, and for facility leases.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for 31%, 32%, and 33% of the Company’s consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively. In 2006, primarily as a result of industry consolidation, revenue from AT&T Inc. and affiliates as of December 31, 2006 represented 11% of the Company’s consolidated revenue. No customer accounted for 10% or more of total revenue in 2005 and 2004.

The various business combinations within the telecommunications industry, including the mergers of AT&T Corp. and SBC Communications Inc., AT&T Inc. and BellSouth Corp. (including Cingular), and Verizon Communications and MCI Inc., are not expected to significantly change the concentration of the Company’s top 10 customers.

Loss Per Common Share and Potential Common Share

The Company computes loss per common share in accordance with the provisions of FASB Statement No. 128, Earnings Per Share, which requires companies to present basic and diluted earnings per share (“EPS”). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Basic loss per share for all periods presented herein was computed by dividing the net loss by the weighted average shares outstanding for the period.

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Stock options to purchase shares of the Company’s Class A common stock, restricted stock units for Class A common stock to be issued upon vesting and convertible debt subject to conversion to the Company’s Class A common stock totaled 34.8 million, 19.5 million and 19.2 million shares at December 31, 2006, 2005, and 2004, respectively. These shares were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock Option Accounting

Prior to January 1, 2006, the Company followed FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which allowed companies to either expense the estimated fair value of options or continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclose the pro-forma effect on net income (loss) as

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if the fair value of the options had been expensed. The Company elected to follow APB 25 and disclose the pro-forma effects on net income (loss) as if the fair value of the options had been expensed. Under APB 25, because the exercise price of options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company’s stock-based compensation expense prior to January 1, 2006 resulted primarily from the issuance of restricted stock.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies which could be recognized subsequent to the adoption of SFAS 123R.

The adoption of SFAS 123R on January 1, 2006 increased the Company’s net loss by $12.8 million and net loss per share by $0.10 for the year ended December 31, 2006. There was no effect on cash flow or financial position as a result of the adoption of SFAS 123R. The following table illustrates the pro-forma effect if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004
	(amounts in thousands, except per share amounts)
Net loss, as reported	(108,064)	(133,037)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,627)	(36,303)

Pro-forma net loss	(123,691)	(169,340)

Basic and diluted loss per share, as reported	(0.93)	(1.15)

Pro-forma loss per share	(1.06)	(1.46)

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the year ended December 31, 2006 and the pro-forma disclosure for the years ended December 31, 2005 and 2004, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures beginning January 1, 2006) over the options vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $10.08,

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4.34 and $4.78 for the years ended December 31, 2006, 2005 and 2004, respectively, with the following weighted-average assumptions:

	Years ended December 31,
	2006	2005	2004
Expected volatility	69%	106%	114%
Risk-free interest rate	4.7%	4.2%	3.1%
Dividend yield	0%	0%	0%
Expected term	4 years	4 years	5 years

Expected volatilities are based on historical volatility of the Company’s stock over a period generally commensurate with the expected term of the option. The risk-free rate for stock options granted during the period is determined by using the U.S. Treasury rate for the nearest period that coincides with the expected term. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on a combination of historical data and a study of the expected term of options in the Company’s peer group.

New Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-3, but it will not effect net loss, cash flows or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainties in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on technical merits of the position. The provisions of FIN 48 are effective beginning on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements, but it is not expected to have a material impact on the Company’s financial position on adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”) which expands disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Company is required to adopt SFAS 157 effective January 1, 2008 on a prospective basis. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

2.    Acquisition

On October 31, 2006, the Company acquired Xspedius Communications, LLC (“Xspedius”) through a merger with a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Xspedius members and debtholders received a combination of $216 million in cash and 18,249,428 shares of the Company’s Class A common stock. The results of operations attributable to Xspedius are included in the consolidated financial statements from the date of acquisition.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Xspedius is a facilities-based provider of integrated telecommunications services to carriers and small and medium-sized businesses primarily in the southern United States. Xspedius offers a comprehensive suite of services, including local and long distance voice, data and dedicated Internet access. The merger extends the Company’s footprint into 31 additional markets, provides the Company with additional fiber in 12 markets where it already operates and provides the opportunity for the Company to offer its advanced services in additional markets over Xspedius’ fiber networks. These factors contributed to a purchase price that was in excess of the fair value of Xspedius’ net tangible and intangible assets acquired, and as a result, the Company recorded goodwill in connection with this transaction.

The acquisition was accounted for using the purchase method in accordance with FASB Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”), and the aggregate transaction value, for accounting purposes, was $552.7 million, consisting of cash paid of $216.0 million, Class A common stock issued at closing of $326.9 million, severance, and other directly related costs. The Company valued the 18,249,428 shares of Class A common stock issued, for accounting purposes, at $17.912 per share, which is based on the average closing price on and for the two trading days before and after the measurement date of the transaction. The purchase price is subject to post-closing adjustments based on actual working capital and other contractual items as of the closing date.

Preliminary purchase price allocation

In accordance with SFAS 141, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the closing of the merger, with the amounts exceeding the net fair value recorded as goodwill.

The allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change upon the receipt and management’s review of final valuation reports. In performing the purchase price allocation, the Company considered among other factors, its plans for future use of acquired assets, analyses of historical financial performance and estimates of future performance. The preliminary fair values of the assets acquired and the liabilities assumed were determined using a cost approach, market approach or income approach depending on the asset category. The cost approach, which estimates value by determining the current cost of replacing an asset with another equivalent economic utility, was used for the majority of the network infrastructure and equipment. The cost to replace a given asset reflects the estimated replacement cost for the property with a reduction to reflect the age of the asset. The market approach, which indicates value for a particular asset based on available market pricing for comparable assets, was utilized for fiber and certain other acquired assets. The income approach, which indicates value for an asset based on the present value of cash flow projected to be generated by the asset, was used for certain intangible assets such as customer relationships.

As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. The primary areas of the purchase price allocation that are not yet finalized relate to certain tangible and identifiable intangible assets and liabilities, including network infrastructure assets, customer relationships and acquired contingent liabilities. Any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable intangible assets acquired and goodwill. The following table summarizes the current preliminary purchase price allocation to the assets acquired and the liabilities assumed as of the acquisition date. The amounts reported as of December 31, 2006 reflect the current estimated fair values as of the acquisition date of October 31, 2006 (in thousands).

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets acquired
Cash	$11,760
Other current assets	18,133
Property, plant and equipment	127,728
Intangible assets subject to amortization
Customer relationships	59,086
Other intangible assets	11,917
Other	916
Goodwill	378,865

Total assets acquired	608,405

Liabilities assumed
Accounts payable	(6,030)
Other current liabilities	(44,008)
Other long term liabilities	(5,705)

Total liabilities assumed	(55,743)

Purchase price	$552,662

Identified intangible assets are being amortized using methods of amortization that correlate to the pattern in which the economic benefits are expected to be realized. The customer relationships intangible asset is being amortized using the sum of the years digits method over an estimated life of 10 years. Other intangible assets, including favorable operating leases and licenses and permits, are being amortized on a straight-line basis over expected lives ranging from 2 to 11 years. The Company is still evaluating the allocation of goodwill to its reporting units. The amount of goodwill expected to be deductible for tax purposes is estimated to be $345.4 million.

In connection with the acquisition, the Company recorded $2.0 million of severance and severance-related costs in the above allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). As of December 31, 2006, the Company had paid $0.6 million in employee severance and severance-related costs. The Company expects to pay the remaining costs in 2007. The Company also expects to incur certain exit costs associated with the integration of network facilities. As these costs are not yet estimable, an accrual has not yet been recorded. However, the Company does not expect these costs to have a material impact on our preliminary purchase price allocation.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2006 and 2005 assume that the acquisition occurred as of January 1 in each fiscal year shown below:

	Years ended December 31,
	2006	2005
	(amounts in thousands, except per share amounts)
Revenue	$1,003,435	$923,387
Net loss	(133,465)	(163,500)
Net loss per share, basic and diluted	$(0.96)	$(1.22)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma amounts represent the historical operating results of Xspedius with appropriate adjustments that give effect to depreciation, amortization and interest expense. The pro forma amounts also give effect to the additional interest expense resulting from financing a portion of the cash consideration paid in the acquisition as well as elimination of interest income earned on the remaining cash consideration which was funded with cash on hand.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

3.    Investments

Investments are summarized as follows:

	December 31,
	2006	2005
	(amounts in thousands)
Cash equivalents:
Shares of money market mutual funds	$1,592	43,562
Corporate debt securities	219,243	150,627

Total cash equivalents	220,835	194,189
Marketable debt securities—corporate debt securities	87,900	182,689

Total marketable securities	$308,735	376,878

4.    Intangible Assets

Indefinite Life Intangibles

The Company had goodwill as of December 31, 2006 and 2005, of $405.6 million and $26.8 million, respectively. The change in the carrying value of goodwill of $378.9 million during 2006 was the result of the Company’s acquisition of Xspedius.

Definite Life Intangibles

Definite life intangibles consist primarily of customer relationships of which were acquired as a result of the Company’s acquisition of Xspedius. Definite life intangible assets are being amortized using methods of amortization which correlate to the pattern in which the economic benefits are expected to be realized. Customer relationships are amortized using the sum of the years digits method over an estimated life of 10 years. Other intangible assets, primarily intangible assets acquired as a result of the Company’s acquisition of Xspedius, are being amortized on a straight-line basis using expected lives ranging from 2 to 11 years. The intangible assets acquired as a result of the Company’s acquisition of Xspedius were recorded based on the preliminary estimated

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the asset as of December 31, 2006 and are subject to change upon receipt and management’s review of the final valuation reports (see Note 2). Definite life intangible assets subject to amortization were as follows:

		December 31, 2006			December 31, 2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(amounts in thousands)
Customer relationships	10 years	$59,086	$(2,430)	$56,656	$—	$—	$—
Other	2 to 11 years	14,507	(1,709)	12,798	2,590	(1,518)	1,072

Total		$73,593	$(4,139)	$69,454	$2,590	$(1,518)	$1,072

Intangible asset amortization expense was $2.6 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The amortization expense related to intangible assets recorded as of December 31, 2006, for each of the five succeeding years is estimated to be the following for the years ended December 31: 2007—$11.2 million; 2008—$10.7 million; 2009—$9.6 million; 2010—$8.5 million; and 2011—$7.5 million.

5.    Long-Term Debt

	December 31, 2006	December 31, 2005
	(amounts in thousands)
10 1/8% Senior Notes due 2011	$—	400,000
Second Priority Senior Secured Floating Rate Notes due 2011	—	240,000
Term Loan B due 2013	600,000	—
9 1/4% Senior Notes due 2014	400,000	400,000
Term Loan B due 2010	—	200,000
2.375% Convertible Senior Debentures due 2026	373,750	—
Total obligations	1,373,750	1,240,000
Unamortized premium	396	451
Current portion	(6,000)	(2,000)

Total long-term obligations	$1,368,146	1,238,451

The schedule of principal payments on long-term debt as of December 31, 2006 is as follows (amounts in thousands):

2007	$6,000
2008	6,000
2009	6,000
2010	6,000
2011	6,000
Thereafter	1,343,750

Total payments	$1,373,750

As of December 31, 2004, the Company had outstanding $400 million principal amount 9 3/4% Senior Notes due July 2008 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes were callable as of July 15, 2004 and 2005 at

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

103.25% and 101.625%, respectively. On March 11, 2005, the Company redeemed $200 million of the 9 3/4% Senior Notes at a total redemption price of $206.5 million and on December 3, 2005, the Company redeemed the remaining $200 million of the 9 3/4% Senior Notes at a total redemption price of $203.3 million. The call premium of $9.8 million and $3.7 million write off of deferred debt issuance costs related to the early redemption of the 9 3/4% Senior Notes have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the year ended December 31, 2005. Interest expense, including amortization of deferred debt issue costs, relating to the 9 3/4% Senor Notes was $22.6 million and $40.1 million for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2004, the Company had outstanding $400 million principal amount 10 1/8% Senior Notes due February 2011 (the “10 1/8% Senior Notes”). The 10 1/8% Senior Notes were callable as of February 1, 2006 at 105.063%. On May 1, 2006, the Company redeemed the 10 1/8% Senior Notes at a total redemption price of $420.3 million. The call premium of $20.3 million and $5.5 million write off of deferred debt issuance costs related to the 10 1/8% Senior Notes have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the year ended December 31, 2006. Interest expense, including amortization of deferred debt issue costs, relating to the 10 1/8% Senior Notes was $13.8 million, $41.7 million and $41.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2004, the Company had outstanding $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due February 15, 2011 (the “2011 Notes”). The 2011 Notes were callable as of February 15, 2006 at 102%. On November 6, 2006, the Company redeemed the 2011 Notes at a total redemption price of $244.8 million. The call premium of $4.8 million and $3.6 million write off of deferred debt issuance costs related to the 2011 Notes have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the year ended December 31, 2006. Interest expense, including amortization of deferred debt issue costs, relating to the 2011 Notes was $19.3 million, $18.7 million and $12.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2004, the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”) had outstanding $200 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million of 2014 Notes at a premium of 100.25%, for a total of $400 million principal amount of 2014 Notes. The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $37.9 million, $35.8 million and $16.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the fair market value of the $400 million of 2014 Notes was approximately $426 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2004, Holdings had a $150 million revolving credit facility (the “Revolver”). On November 3, 2005, Holdings executed an amendment to its existing Revolver reducing the Revolver from $150 million to $110 million. On October 6, 2006, the Revolver was replaced by a new $100 million revolving credit facility which is discussed below. The Revolver was fully available and the Company was required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. Commitment fee expense, including amortization of deferred debt issuance costs relating to the Revolver, was $0.8 million, $1.4 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and has been

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classified as a component of interest expense in the accompanying consolidated statements of operations. The $1.2 million write off of deferred debt issuance costs related to the termination of the Revolver, the $582,000 write off of deferred debt issuance costs related to the reduction of the Revolver, and $415,000 of expense related to a terminated credit facility have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively.

On November 3, 2005, Holdings executed a $200 million Term Loan B Facility (the “Term Loan”). On December 2, 2005, the Company drew down $200 million and the Term Loan was extinguished on October 6, 2006. The Term Loan was a secured obligation, on a first lien basis, of Holdings. The Term Loan was guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. Repayments on the Term Loan were due quarterly beginning March 31, 2006, in an amount equal to 1/4 of 1% of the original aggregate principal amount, or $500,000. The remaining principal was due November 30, 2010. Interest was computed based on a specified floating Eurodollar rate plus 2.25% to 2.50% and was payable at least quarterly and reset periodically. Interest expense, including commitment fees and amortization of deferred debt issuance costs relating to the Term Loan, was $11.7 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively. The $1.5 million write off of deferred debt issuance costs related to the extinguishment of the Term Loan have been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the year ended December 31, 2006.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). Offering costs of $11.3 million were deferred and are being amortized to interest expense over the term of the Convertible Debentures. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Interest expense, including amortization of deferred debt issuance costs, was $7.1 million for the year ended December 31, 2006. As of December 31, 2006, none of the holders have converted the $373.8 million of the Convertible Debentures into Class A common stock. At December 31, 2006, the fair market value of the $373.8 million of the Convertible Debentures was approximately $470 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

On October 6, 2006, Holdings closed a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“new Term Loan”) maturing in January 2013 and a $100 million revolving credit facility (the “new Revolver”) maturing in October 2011. Components of the Credit Facility and related financing are detailed below:

•

The new Term Loan is a secured obligation, on a first lien basis, of Holdings. The new Term Loan is guaranteed by the Company and its and Holdings’ subsidiaries. On October 6, 2006, Holdings drew $200 million on the new Term Loan to extinguish its existing Term Loan. On October 31, 2006, Holdings drew the remaining $400 million on the new Term Loan. Repayments of the new Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. Interest is

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computed based on a specified Eurodollar rate plus 2.0% to 2.25% and will be reset periodically and payable at least quarterly. On February 15, 2007, the new Term Loan was amended to reduce the interest rate by 25 basis points resulting in a rate based on a specified Eurodollar rate plus 1.75% to 2.0%. Based on the Eurodollar rate in effect at December 31, 2006, the rate was 7.6% and interest expense including commitment fees and amortization of deferred debt issuance costs relating to the new Term Loan was $9.0 million for the year ended December 31, 2006.

•

The new Revolver is secured and guaranteed in the same manner as the new Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the facility were drawn, certain restrictive financial covenants would apply. As of December 31, 2006, the new Revolver was undrawn. Commitment fee expense and amortization of deferred debt issuance costs relating to the new Revolver was $153,000 for the year ended December 31, 2006.

The senior notes described above are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreement for the Company’s Term Loan contains similar restrictions. The new Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company must comply with if it draws on the new Revolver.

As of December 31, 2006, the Company and Holdings were in compliance with all of their covenants.

6.    Related Party Transactions

As a result of the secondary offering completed on September 26, 2006, the Class B Stockholders are no longer related parties. In the normal course of business, the Company has engaged in various transactions with affiliates of the former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. The capacity license agreements and the other arrangements described below were not impacted by the Class B Stockholders’ sales of their shares of the Company.

Since 1998, the Company has been party to capacity license agreements with Time Warner Cable, an affiliate of Time Warner, that provide access to local rights-of-way and construction cost-sharing until 2028. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, that manages certain cable systems in Florida and Indiana. Twenty-three of the Company’s 75 markets use fiber capacity licensed from Time Warner Cable or Bright House (the “Cable Operations”). Under the terms of those agreements, if the Company wishes to license fiber capacity in addition to the initially licensed capacity, the Company must pay the Cable Operations an amount equal to the Company’s allocable share of the total cost of constructing the route in question, plus permitting and supervision fees as a license fee. The Company generally pays the license fee at the time the network is constructed. Under those agreements, the Company licenses discrete fibers and attaches its own electronics so that the Company’s networks are functionally separate from the licensor’s. Pursuant to the licensing arrangements, the Company paid the Cable Operations $3.6 million, $4.9 million, and $2.6 million in 2006, 2005, and 2004, respectively, and entered into a capital lease agreement of $1.5 million in 2004. These fees are capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. As of September 26, 2006, the Company’s gross property, plant, and equipment included $196.6 million in licenses of fiber capacity pursuant to the agreements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the fiber capacity licensing agreements, the Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $5.2 million, $5.6 million, and $4.7 million in 2006, 2005, and 2004, respectively, and are a component of operating expenses in the consolidated statements of operations. In certain cases the Company’s operations are co-located with the Cable Operations facilities and are allocated a charge for various overhead expenses. Under the terms of leases and subleases between the Company and the Cable Operations, allocations for rent from the Cable Operations are typically based on square footage and allocations for utility charges are based on actual usage. Charges from the Cable Operations were $1.4 million for the period ended September 26, 2006 and $2.4 million and $2.2 million for the years ended December 31, 2005, and 2004, respectively, and are a component of selling, general, and administrative expenses in the consolidated statements of operations. The charges by these affiliates for rent and utilities do not differ materially from charges the Company incurs in locations where the Company leases space from unaffiliated parties.

Affiliates of the former Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes network, data and Internet and voice services, aggregated $13.1 million for the period from January 1, 2006 to September 26, 2006 and $16.9 million and $19.9 million for the years ended December 31, 2005, and 2004, respectively.

7.    Income Taxes

Income tax expense for the years ended December 31, 2006 is comprised solely of deferred state income taxes and for the year ended December 31, 2004 is comprised solely of current state income taxes.

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to loss before income taxes as a result of the following items for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Federal statutory income tax (benefit)	(35.0)%	(35.0)%	(35.0)%
State income tax expense (benefit), net of federal income tax expense (benefit)	(4.2)	(5.9)	(5.1)
Change in valuation allowance	39.0	40.1	40.3
Other	0.3	0.8	0.3

Income tax expense	0.1%	0.0%	0.5%

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(amounts in thousands)
Current deferred tax assets (liabilities):
Accrued liabilities	$37,846	27,924
Allowance for doubtful accounts	5,178	4,204
Deferred revenue	8,217	6,997
Other	—	—
Valuation allowance	(38,448)	(27,149)

Current deferred tax asset, net	12,793	11,976

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005
	(amounts in thousands)

Non-current deferred tax assets (liabilities):
Depreciation and amortization	(51,203)	(63,051)
Net operating loss carryforwards	383,935	362,336
Other	5,952	—
Valuation allowance	(292,727)	(252,484)

Non-current deferred tax asset, net	45,957	46,801

Deferred tax asset, net	$58,750	58,777

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the sale of shares by the Class B Stockholders in September 2006, the Company may have experienced such an ownership change during the three months ended September 30, 2006 that may limit the Company’s utilization of its net operating losses. The Company has evaluated the impact of these provisions on its 2006 financial statements and has concluded that the provisions do not have a material impact on the Company’s net deferred tax asset position as of December 31, 2006.

In 2002, the Company began to establish a valuation allowance for deferred taxes that reduced its net deferred tax asset. The additional allowance recorded was $51.5 million and $46.4 million for 2006 and 2005 respectively. At December 31, 2006, $13.1 million of the valuation allowance is related to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill. In addition, $3.6 million of the valuation allowance is related to the exercise of non-qualified stock options for which subsequently recognized tax benefits will be allocated directly to additional paid in capital. As of December 31, 2006, net deferred tax assets totaled $58.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million. The Company’s treatment of deferred taxes and its tax planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

8.    Option Plans – Common Stock and Stock Options

Time Warner Telecom 1998 Employee Stock Option Plan

The Company maintains a Time Warner 1998 Employee Stock Option Plan that reserved 9.0 million shares of Class A common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2006, approximately 3.3 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares of Class A common stock were available for grant under the plan. Generally, the options vest over periods of up to four years and expire ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value at the date of grant, and accordingly, no compensation cost has

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been recognized by the Company relating to these options prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

Time Warner Telecom 2000 Employee Stock Plan

The Company maintains a Time Warner Telecom 2000 Employee Stock Plan that permits up to 24.5 million shares of Class A common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2006, approximately 11.5 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 5.4 million shares of Class A common stock were available for grant under the plan. Generally, the options vest over periods of up to four years and expire either seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value of the underlying stock at the date of grant, and accordingly, no compensation cost has been recognized by the Company relating to these options Prior to January 1, 2006. See Note 1 for a discussion of compensation cost recognized on stock options beginning January 1, 2006 upon adoption of SFAS 123R.

In 2006, the Company issued 565,000 restricted stock units to certain officers of the Company. Of the restricted stock units issued, 50% are service based awards and 50% are performance based awards. The service based awards vest on December 31, 2009 provided the officer is an employee of the Company on that date. The resulting expense is being recognized over the service period. The performance based awards vest in early 2008 provided the officer is an employee of the Company on that date and the Company attains certain performance measures over the two fiscal years ending December 31, 2007. The Company believes it is probable such measures will be met. The resulting expense is being recognized over that period.

In 2006, the Company granted 462,758 restricted stock awards and restricted stock units to certain employees. The fair value of the restricted stock awards and restricted stock units granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is being recorded over their vesting periods, generally three to four years.

From 2001 through 2005, the Company granted restricted stock awards for 493,500 shares to officers and certain employees of the Company. The fair value of the awards granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is being recorded over their vesting periods, generally three to four years.

The table below summarizes the Company’s stock option activity and related information for the year ended December 31, 2006.

	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at beginning of year	19,511,991	$17.03
Granted	1,722,500	18.49
Exercised	(6,935,833)	6.40
Forfeited	(561,277)	22.23

Options outstanding at end of year	13,737,381	22.34	4.79	$90,150

Vested and expected to vest at end of year	12,717,865	23.15	4.67	$82,242

Exercisable at year end	8,977,147	28.65	4.02	$44,955

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $69.2 million, $6.2 million and $1.5 million, respectively. As of December 31, 2006, there was $30.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

The table below summarizes the Company’s restricted stock and restricted stock units and related information for the year ended December 31, 2006.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	183,862	$8.04
Granted	1,027,758	15.42
Vested	(22,188)	10.54
Forfeited	(4,325)	5.30

Nonvested at December 31, 2006	1,185,107	14.40

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.6 million and $0.3 million, respectively. As of December 31, 2006, there was $24.0 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

9.    Commitments and Contingencies

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses.

At December 31, 2006, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2007	$1,494	41,634	3,548
2008	1,124	38,057	3,548
2009	1,119	34,069	3,548
2010	1,119	29,722	3,548
2011	1,119	26,724	3,548
Thereafter	8,163	122,922	46,151

Total minimum lease payments	$14,138	293,128	63,891

Less amount representing interest	5,647

Present value of obligations under capital leases	8,491
Less current portion of obligations under capital leases	679

Obligations under capital leases, excluding current portion	$7,812

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 and 2005, assets under capital lease obligations, which primarily consist of fiber optic network components, were $12.3 million and $12.0 million, respectively, with related accumulated depreciation of $7.1 million and $5.1 million, respectively. Depreciation expense related to assets under capital lease obligations was $2.0 million, $2.0 million, and $1.6 million in 2006, 2005, and 2004, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 9.6%. Rental expense under operating leases aggregated $40.9 million, $35.1 million, and $34.4 million for 2006, 2005, and 2004, respectively.

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

10.    Employee Benefit Plans

Effective January 1, 1999, the Company adopted the Time Warner Telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. Contributions to the 401(k) Plan aggregated $7.3 million, $6.9 million, and $6.4 million for 2006, 2005 and 2004, respectively.

Effective January 1, 2000, the Company adopted the Time Warner Telecom 2000 Qualified Stock Purchase Plan (the “2000 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s Class A common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company was authorized to issue a total of 750,000 shares of the Company’s Class A common stock over a period of five years to participants in the 2000 Stock Purchase Plan. During 2004 the Company had issued approximately 200,000 shares of Class A common stock under the 2000 Stock Purchase Plan for net proceeds of $963,000. The remaining 42,275 authorized but unissued shares for the 2000 Stock Purchase Plan expired on September 30, 2004.

Effective October 1, 2004, the Company adopted the Time Warner Telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). This plan is similar to the 2000 Stock Purchase Plan with respect to eligibility and the purchase price for semi-annual purchases. The Company is authorized to issue a total of 600,000 shares of the Company’s Class A common stock over a period of three years to participants in the 2004 Stock Purchase Plan. During 2006 and 2005, the Company had issued approximately 191,000 and 200,000 shares of Class A common stock under the 2004 Stock Purchase Plan for net proceeds of $2.0 million and $685,000, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2006 and 2005:

	Three Months Ended
	(amounts in thousands, except per share amounts)
	March 31	June 30	September 30	December 31
Year Ended December 31, 2006
Total revenue	$186,187	191,298	196,109	238,781
Operating income	2,038	3,746	5,654	4,829
Net loss	(22,261)	(40,412)	(11,351)	(24,795)
Basic and diluted loss per common share	$(0.19)	(0.34)	(0.09)	(0.18)

Year Ended December 31, 2005
Total revenue	$171,574	174,777	177,857	184,519
Operating income (loss)	1,982	(525)	2,796	8,725
Net loss	(35,169)	(27,198)	(23,441)	(22,256)
Basic and diluted loss per common share	$(0.30)	(0.23)	(0.20)	(0.19)

The total net loss per share for the 2006 and 2005 quarters do not equal net loss per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

12.    Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $440 million in Senior Notes consisting of $240 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2011 (the “2011 Notes”), and $200 million principal amount of 9 1/4% Senior Notes due 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million principal amount of 9 1/4% Senior Notes due 2014. On November 6, 2006, the 2011 Notes were redeemed. The 2014 notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions, as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2006 and 2005, Condensed Consolidating Statements of Operations for the years ended December 31, 2006, 2005, and 2004 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$681	223,116	(2,244)	—	221,553
Investments	14,921	72,979	—	—	87,900
Receivables, net	—	—	73,923	—	73,923
Prepaid expenses and other current assets	4,006	6,108	8,390	—	18,504
Deferred income taxes	—	12,793	—	—	12,793

Total current assets	19,608	314,996	80,069	—	414,673

Property, plant and equipment, net	—	27,665	1,266,447	—	1,294,112
Deferred income taxes	—	45,957	—	—	45,957
Goodwill	—	—	405,638	—	405,638
Other assets, net of accumulated amortization	10,916	11,608	70,333	—	92,857

Total assets	$30,524	400,226	1,822,487	—	2,253,237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	251	41,137	—	41,388
Other current liabilities	2,297	54,915	185,906	—	243,118
Intercompany payable (receivable)	(1,793,772)	(704,365)	2,498,137	—	—

Total current liabilities	(1,791,475)	(649,199)	2,725,180	—	284,506

Losses in subsidiary in excess of investment	895,601	1,053,397	—	(1,948,998)	—
Long-term debt and capital lease obligations	373,750	994,396	7,812	—	1,375,958
Long-term deferred revenue	—	—	20,357	—	20,357
Other long-term liabilities	—	2,702	17,066	—	19,768
Stockholders’ equity (deficit)	552,648	(1,001,070)	(947,928)	1,948,998	552,648

Total liabilities and stockholders’ equity (deficit)	$30,524	400,226	1,822,487	—	2,253,237

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$845	210,791	(802)	—	210,834
Investments	18,912	163,777	—	—	182,689
Receivables, net	—	—	47,599	—	47,599
Prepaid expenses and other current assets	2,828	9,221	4,226	—	16,275
Deferred income taxes	—	11,976	—	—	11,976

Total current assets	22,585	395,765	51,023	—	469,373

Property, plant and equipment, net	—	36,489	1,190,461	—	1,226,950
Deferred income taxes		46,801	—	—	46,801
Goodwill		—	26,773	—	26,773
Other assets, net of accumulated amortization	5,913	15,780	946	—	22,639

Total assets	$28,498	494,835	1,269,203	—	1,792,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	(4,037)	38,824	—	34,787
Other current liabilities	17,216	54,186	150,055	—	221,457
Intercompany payable (receivable)	(1,499,353)	(396,938)	1,896,291	—	—

Total current liabilities	(1,482,137)	(346,789)	2,085,170	—	256,244

Losses in subsidiary in excess of investment	846,121	905,267	—	(1,751,388)	—
Long-term debt and capital lease obligations	400,000	838,608	7,754	—	1,246,362
Long-term deferred revenue	—	—	16,937	—	16,937
Other long-term liabilities	—	—	8,479	—	8,479
Stockholders’ equity (deficit)	264,514	(902,251)	(849,137)	1,751,388	264,514

Total liabilities and stockholders’ equity (deficit)	$28,498	494,835	1,269,203	—	1,792,536

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	812,375	—	812,375

Costs and expenses:
Operating, selling, general and administrative	—	141,880	398,137	—	540,017
Depreciation, amortization and accretion	—	17,731	238,360	—	256,091
Corporate expense allocation	—	(159,611)	159,611	—	—

Total costs and expenses	—	—	796,108	—	796,108

Operating income	—	—	16,267	—	16,267

Interest expense, net	(18,313)	(47,905)	(11,966)	—	(78,184)
Debt extinguishment costs	(25,777)	(11,097)			(36,874)
Interest expense allocation	44,090	59,002	(103,092)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(98,791)	—	(98,791)
Income tax expense	—	28	—	—	28

Net loss before equity in undistributed losses of subsidiaries	—	(28)	(98,791)	—	(98,819)
Equity in undistributed losses of subsidiaries	(98,819)	(98,791)	—	197,610	—

Net loss	$(98,819)	(98,819)	(98,791)	197,610	(98,819)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2005

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	708,727	—	708,727

Costs and expenses:
Operating, selling, general and administrative	—	138,806	318,763	—	457,569
Depreciation, amortization and accretion	—	22,681	215,499	—	238,180
Corporate expense allocation	—	(161,487)	161,487	—	—

Total costs and expenses	—	—	695,749	—	695,749

Operating income	—	—	12,978	—	12,978
Interest expense, net	(63,547)	(35,341)	(8,111)	—	(106,999)
Debt extinguishment costs	(13,461)	(582)	—		(14,043)
Interest expense allocation	77,008	35,923	(112,931)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries.	—	—	(108,064)	—	(108,064)
Income tax expense	—	—	—	—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(108,064)	—	(108,064)
Equity in undistributed losses of subsidiaries	(108,064)	(48,459)	—	156,523	—

Net loss	$(108,064)	(48,459)	(108,064)	156,523	(108,064)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	—	653,087	—	653,087

Costs and expenses:
Operating, selling, general and administrative	—	123,195	316,407	—	439,602
Depreciation, amortization and accretion	—	28,744	201,944	—	230,688
Corporate expense allocation	—	(151,939)	151,939	—	—

Total costs and expenses	—	—	670,290	—	670,290

Operating loss	—	—	(17,203)	—	(17,203)

Interest expense, net	(81,485)	(20,648)	(5,338)	—	(107,471)
Debt extinguishment costs	—	(8,437)	—		(8,437)
Interest expense allocation	80,775	29,085	(109,860)	—	—
Investment gain	710	—	—	—	710

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(132,401)	—	(132,401)
Income tax expense	186	450	—	—	636

Net loss before equity in undistributed losses of subsidiaries	(186)	(450)	(132,401)	—	(133,037)
Equity in undistributed losses of subsidiaries	(132,851)	(64,171)	—	197,022	—

Net loss	$(133,037)	(64,621)	(132,401)	197,022	(133,037)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(98,819)	(98,819)	(98,791)	$197,610	(98,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	17,731	238,360	—	256,091
Intercompany change	46,129	(94,815)	246,296	(197,610)	—
Deferred debt issue, extinguishment costs and other	26,589	13,443	131	—	40,163
Stock based compensation	—	—	13,665	—	13,665
Changes in operating assets and liabilities	32,688	149,124	(218,354)	—	(36,542)

Net cash provided by (used in) operating activities	6,587	(13,336)	181,307	—	174,558

Cash flows from investing activities:
Capital expenditures	—	(8,903)	(183,366)	—	(192,269)
Cash paid for acquisitions, net of cash acquired	—	(212,416)	—	—	(212,416)
Purchases of investments	(39,413)	(386,258)	—	—	(425,671)
Proceeds from maturities of investments	44,100	484,101	—	—	528,201
Other investing activities	—	21	1,211	—	1,232

Net cash provided by (used in) investing activities	4,687	(123,455)	(182,155)	—	(300,923)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,410	595,390	—	—	957,800
Retirement of debt	(420,252)	(443,300)	—	—	(863,552)
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	46,404	—	—	—	46,404
Payment of debt and capital lease obligations	—	(2,974)	(594)	—	(3,568)

Net cash (used in) provided by financing activities	(11,438)	149,116	(594)	—	137,084

Increase (decrease) in cash and cash equivalents	(164)	12,325	(1,442)	—	10,719
Cash and cash equivalents at beginning of year	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of year	$681	223,116	(2,244)	—	221,553

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(133,037)	(64,621)	(132,401)	197,022	(133,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	28,744	201,944	—	230,688
Intercompany change	(3,360)	(104,837)	305,219	(197,022)
Amortization and impairment of deferred debt issue costs	2,391	10,463	—	—	12,854
Investment gains, net	(710)	—	—	—	(710)
Stock based compensation	—	—	1,164	—	1,164
Changes in operating assets and liabilities	131,170	62,379	(217,967)	—	(24,418)

Net cash (used in) provided by operating activities	(3,546)	(67,872)	157,959	—	86,541

Cash flows from investing activities:
Capital expenditures	—	(8,418)	(159,411)	—	(167,829)
Purchases of investments	(37,862)	(509,086)	—	—	(546,948)
Proceeds from maturities of investments	28,200	344,955	—	—	373,155
Other investing activities	752	—	2,100	—	2,852

Net cash used in investing activities	(8,910)	(172,549)	(157,311)	—	(338,770)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	425,858	—	—	425,858
Repayment of debt	—	(396,000)	—	—	(396,000)
Net proceeds from issuance of common stock upon exercise of stock options	686	—	—	—	686
Net proceeds from issuance of common stock in connection with the employee stock purchase plan	963	—	—	—	963
Payment of capital lease obligations	—	(992)	(1,266)	—	(2,258)

Net cash provided by (used in) financing activities	1,649	28,866	(1,266)	—	29,249

Decrease in cash and cash equivalents	(10,807)	(211,555)	(618)	—	(222,980)
Cash and cash equivalents at beginning of year	10,959	342,216	(143)	—	353,032

Cash and cash equivalents at end of year	$152	130,661	(761)	—	130,052

TIME WARNER TELECOM INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005, and 2004

	Balance at Beginning of Period	Additions due to Acquisition	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$10,936	4,963	607	(3,324)	13,182

For the Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$11,415	—	(157)	(322)	10,936

For the Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$15,011	—	686	(4,282)	11,415

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
2.3

—Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s current Report on Form 8-K dated September 18, 2000 and dated September 11, 2000).*

2.4

—Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp., dated as of July 27, 2006. (filed as Exhibit 2.1 to the Company; Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

3.1	—Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Current Report on Form 8-K dated November 13, 2006). *
3.2	—Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*
4.1

—Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association as trustee. (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

4.2

—First Supplement Indenture dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee, creating 2.375% Convertible Senior Debentures due 2026. (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

4.3

—Indenture dated February 9, 2005 between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.1	—Lease between Carr America Real Estate Services LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
**10.4	—Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*
**10.5	—Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
**10.6	—Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
**10.7	—Employment Agreement between the Company and Jill R. Stuart
**10.8	—Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 2, 2006).*
**10.9	—Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*
10.10	—Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.11	—Trade Name License Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*
10.12	—Amendment No. 2 to Trade Name License Agreement with Time Warner Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.13

—Amendment No. 3 dated March 23, 2006, to the Trade Name License Agreement between Time Warner Inc. and Time Warner Telecom Inc. (filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

10.14	—Sublease between Everest Network Technologies, L.L.C. and Xspedius Management Co., L.L.C.
10.15	—Amendment to sublease between Everest Network Technologies, L.L.C. and Xspedius Management Co., L.L.C.

Exhibit Number	Description of Exhibit
10.16

—Lease Agreement dated July 22, 1999 between Parkridge One LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.17

—Fifth Amendment to Lease Agreement between CLPF—Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.18

—Sixth Amendment to Lease Agreement between CLPF—Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18.1 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

**10.19	—Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*
10.20

—Credit Agreement dated as October 6, 2006 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Wachovia Bank, National Association, Lehman Commercial Paper Inc., and Bank of America, N.A. (filed as Exhibit 10.19 to Company’s Current Report on Form 8-K dated October 11, 2006).*

**10.21	—Summary of compensation arrangements for independent directors of Time Warner Telecom Inc.
†10.22	—Agreement, as amended between Time Warner Telecom Inc. and AT&T Corp. (filed as Exhibit 10.1 to Quarterly Report for the quarter ended June 30, 2005)*
†10.23	—Services Agreement by and among SBC Communications Inc., AT&T Corp., and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.2 to Quarterly Report for the quarter ended June 30, 2005)*
23.1	—Consent of Independent Registered Public Accounting Firm
31.1	—Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.
†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.