Form 10-K/A
period 2006-12-31
TIME WARNER TELECOM INC
filed 2007-04-30
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of March 31, 2007 was:

Time Warner Telecom Inc. Class A common stock – 144,554,038 shares

Time Warner Telecom Inc. Class B common stock – 0 shares

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007, for the purpose of providing the information required by Part III of Form 10-K. The information required by Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Except as set forth in Part III below, no other changes are made to the original Form 10-K for the fiscal year ended December 31, 2006. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosures contained in the original Form 10-K. Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Time Warner Telecom Inc., and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information concerning the members of our board of directors and our executive officers.

Board of Directors

Name, Age and Committee Memberships	Director Since	Principal Occupation and Other Information

Larissa L. Herda (48)	July 1998

Chairman of the Company since June 2001. President and Chief Executive Officer of the Company since June 1998.

Senior Vice President Sales of the Company from March 1997 to June 1998.

Employed by MFS Telecom, Inc., a competitive local exchange carrier, from 1989 to 1997, most recently as Southeast Regional Vice President and General Manager.

Gregory J. Attorri (48) Chairman of Nominating and Governance Committee; member of Audit Committee	April 2006

President and Chief Executive Office of Waller Capital Corporation, a media, communications and information focused investment bank, since July 2006.

Senior Managing Director and Managing Partner of Waller Capital Corporation, from February 2006 to July 2006.

Managing Director in media and communications investment banking for Wachovia Securities LLC from 2002 to February 2006.

Managing Director in telecommunications investment banking for Merrill Lynch & Co. from 2000 to 2002.

Spencer B. Hays (62) Nominating and Governance Committee	April 2007; also October 1999 to September 2006

Retired. Formerly Senior Vice President and Deputy General Counsel of Time Warner Inc., which position he held from January 2001 to March 2006. Prior to that time, Vice President and Deputy General Counsel of Time Warner Inc., since its formation in 1990.

Prior to 1990 employed in various capacities by Time Warner Inc.’s predecessor, Warner Communications Inc., most recently as Senior Vice President and General Counsel.

Kevin W. Mooney (49) Chairman of Audit Committee; member of Compensation Committee	August 2005

Chief Financial Officer of Worldspan, L.P., a privately held transaction processing firm, since March 2005.

Communications consultant from August 2003 to March 2005.

Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller of Cincinnati Bell Inc. from April 1996 to July 2003.

Kirby G. Pickle (50) Compensation Committee	January 2006

Managing Partner, Bridge Creek Partners, LLP, a privately held consulting firm, since July 2006.

Chairman of KMC Telecom Holdings, a provider of telecommunications infrastructure and services, from June 2005 to July 2006.

Vice Chairman of KMC Telecom Holdings from January 2005 to June 2005.

Chief Executive Officer of DSL.net, Inc., a broadband and VOIP service provider, from January 2004 to January 2005.

Chief Executive Officer of Velocita Corp., a telecommunications construction company, from October 2000 to January 2004.

Roscoe C. Young, II (56) Chairman of Compensation Committee; member of Audit Committee	May 2005

Managing Partner, Laurelwood Partners, a telecommunications consulting and restructuring company.

Chief Executive Officer and Chief Operating Officer of KMC Telecom Holdings, a provider of telecommunications infrastructure and services, from June 2001 to December 2006.

President and Chief Operating Officer of KMC Telecom Holdings from June 2000 to June 2001.

Chief Operating Officer of KMC Telecom Holdings Inc. from June 1999 to June 2000.

Executive Officers

Name and Age	Principal Occupation and Other Information
Larissa L. Herda (48)

Chairman since June 2001. President and Chief Executive Officer since June 1998.

Senior Vice President Sales from March 1997 to June 1998.

1989-1997 employed by MFS Telecom, Inc., a competitive local exchange carrier, most recently as Southeast Regional Vice President and General Manager.

Mark A. Peters (46)

Executive Vice President and Chief Financial Officer since January 2007.

Senior Vice President and Chief Financial Officer from April 2005 to January 2007.

Senior Vice President, Treasurer and Acting Chief Financial Officer from November 2004 to April 2005.

Vice President, Treasurer from July 1998 to November 2004.

Paul B. Jones (60)

Executive Vice President, General Counsel and Regulatory Policy and Secretary since January 2007.

Senior Vice President, General Counsel and Regulatory Policy and Secretary from August 1998 to January 2007.

Senior Vice President, Legal and Regulatory Policy from October 1993 to August 1998.

Senior Vice President, Corporate Development of Time Warner Cable Ventures from 1992-1993.

Senior Vice President and General Counsel of Warner Cable from 1986 to 1992.

Vice President, Strategy and Development of CBS Publishing Group from 1984 to 1986.

Assistant General Counsel for the FCC from 1977 to 1979.

John T. Blount (48)

Chief Operating Officer since June 2005.

Executive Vice President, Field Operations from October 2000 to June 2005.

Senior Vice President, Sales from June 1998 to October 2000.

Regional Vice President for the Midwest and Southwest Regions from January 1997 to June 1998.

Vice President and General Manager, Milwaukee from January 1996 to January 1997.

General Manager, Milwaukee from February 1995 to January 1996.

Employed by U S WEST Enterprise from 1988 to February 1995.

Jill R. Stuart (52)	Senior Vice President, Accounting and Finance and Chief Accounting Officer since November 2004. Vice President, Accounting and Finance and Chief Accounting Officer from July 1998 to November 2004.

The Audit Committee

The Audit Committee of our Board of Directors reviews our internal accounting and financial controls and the accounting principles and auditing practices and procedures to be employed in preparation and review of our financial statements. It also approves the engagement of our independent auditors and the scope of their audit, pre-approves any services to be performed by our independent auditors, and reviews compliance with our Code of Business Conduct. The Audit Committee operates under a written charter approved by our Board of Directors, a current copy of which is posted on our Web site at www.twtelecom.com/investors under the Corporate Governance link. The Audit Committee members communicate with each other through formal meetings, telephonically, and via email. They regularly meet in executive session, both with and without our independent auditors and our Director, Internal Audit. The Committee held eight meetings in 2006. In addition, the Audit Committee reviewed all quarterly reports on Form 10-Q, quarterly earnings releases and the annual report on Form 10-K prior to issuance. The members in 2006 were the following independent directors: Mr. Mooney, who serves as Chairman, Mr. Young and Mr. Attorri, who became a member of the Audit Committee on April 6, 2006. The members of the Audit Committee are independent as defined by Nasdaq rules. Our Board determined that Mr. Mooney qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial holders of 10% or more of our shares, pursuant to Section 16(a) of the Securities Exchange Act of 1934 and upon representations from those persons, all Securities and Exchange Commission stock ownership reports required to be filed pursuant to Section 16(a) by those reporting persons during 2006 were timely filed.

Item 11.	Executive Compensation.

The table below summarizes the compensation paid to our directors and former directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
Gregory J. Attorri	36,813	14,058	227,484	—	278,355
Kevin W. Mooney	65,000	25,979	196,500	—	287,479
Roscoe C. Young, II	60,000	25,979	167,415	—	253,394
Former Directors:
Richard Davies (4)	—	—	—	—	—
Spencer B. Hays (4)	—	—	—	—	—
Robert Marcus (4)	—	—	—	—	—
Olaf Olafsson (4)	—	—	—	—	—
George Sacerdote (5)	31,135	—	—	—	31,135

(1)	Amounts in the columns “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with Financial Accounting Boards (“FASB”) Statement No. 123R, Share-Based Payment (“SFAS 123R”), of awards pursuant to our 2000 Employee Stock Plan and may include amounts granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in Note 1 to our consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(2)	Restricted stock award grants were made on February 21, 2006 and April 6, 2006, in the case of Mr. Attorri, and were valued at $12.47 and $17.42 per share, respectively. Stock option grants were made on March 31, 2006, April 6, 2006, June 30, 2006, September 29, 2006 and December 29, 2006 with SFAS 123R grant date fair values of $13.16, $12.12, $10.33, $10.96 and $10.22 per share, respectively.

(3)	As of December 31, 2006, each director had the following number of restricted stock awards outstanding: Gregory J. Attorri: 1,076; Kevin W. Mooney: 2,500 and Roscoe C. Young, II: 2,500. As of December 31, 2006, each director had the following number of options outstanding: Gregory J. Attorri: 57,500; Kevin W. Mooney: 65,000 and Roscoe C. Young, II: 39,169.

(4)	These directors were nominated by Time Warner Inc. and resigned in September 2006 after Time Warner Inc. sold all of its shares of our Class A common stock. They received no additional compensation from Time Warner Inc. and were not compensated by us for serving on our Board. Mr. Hays was elected to our Board of Directors in April 2007.

(5)	Until September 2006, George Sacerdote served as a director nominated by the Advance/Newhouse stockholder group. The cash compensation shown in the table was paid to him by Advance Communications Corp. pursuant to an agreement with Advance Communication Corp. that provided for Mr. Sacerdote to receive cash compensation from Advance/Newhouse that was generally equivalent to the cash compensation that we paid our independent directors. We did not pay Mr. Sacerdote any compensation for his Board service. Advance/Newhouse also granted Mr. Sacerdote certain options to purchase shares of our Class A common stock that were owned by Advance/Newhouse as compensation for his service. Advance/Newhouse converted shares of Class B common stock to shares of Class A common stock when Mr. Sacerdote exercised these options. Because we did not grant the options to Mr. Sacerdote, we did not recognize any expense for those options.

We do not compensate directors who are our employees or directors who were employees of any Class B Stockholder or their affiliates for services as directors. During 2006, we provided cash compensation to the independent directors consisting of a $50,000 annual retainer payable in quarterly installments and reimbursement of reasonable expenses for each Board of Directors’ meeting they attended. The chair of the Audit Committee received an additional cash fee of $15,000 per year, and the chair of the Compensation Committee received an additional cash fee of $10,000 per year. Independent directors also received 2,500 shares of restricted Class A common stock on February 21, 2006. The restricted stock grants will vest upon the departure of the independent director from the Board, provided that the director has served a term of one year or greater from the effective date of each grant. If the director’s departure date is less than one year from the date of any restricted stock grant, the restricted stock will be forfeited. In addition, any independent director who is elected or appointed to the Board after the annual restricted stock grant is made received a prorated grant for that year. The independent directors also received initial grants of options to purchase 50,000 shares of Class A common stock, which vest over three years, and quarterly grants of options to purchase 2,500 shares of Class A common stock at the beginning of each subsequent quarter, which vest immediately.

On January 25, 2007, our Board modified the compensation plan for independent directors effective January 25, 2007. Under the amended compensation plan, we will provide cash compensation to the independent directors consisting of a $55,000 annual retainer payable in quarterly installments, and additional annual retainers of $20,000 to the chair of the Audit Committee, $15,000 to the chair of the Compensation Committee and $8,500 to the chair of the Nominating and Governance Committee. The independent directors will also receive quarterly grants of options to purchase 3,000 shares of our Class A common stock, granted on the last trading day of each quarter, which vest immediately. Independent directors receive an initial grant of options to purchase 50,000 shares of our Class A common stock upon election to the Board, which will vest in equal amounts on the first, second and third anniversaries of the grant. All options will be exercisable for a period of one year from the effective date of termination of Board service, unless the termination was for cause. Independent directors also received 2,500 shares of restricted Class A common stock on January 25, 2007, and will receive grants of 2,500 shares of restricted stock at the first regularly scheduled meeting of the Board in each subsequent year. New Board members elected or appointed after the grant date will receive prorated restricted stock grants for that year. The restricted stock vests in the same manner as the restricted stock granted in 2006, as described in the preceding paragraph.

Compensation Discussion and Analysis

Overview, Roles and Philosophy

Oversight of Executive Compensation. The Compensation Committee of the Board of Directors determines, or recommends to the Board of Directors, the compensation and terms of employment of the CEO and the compensation of our executive officers and certain other senior management personnel. The Committee also approves all equity-based awards to the CEO and executive officers. The members of the Committee were independent directors Roscoe Young, Chairman, Kevin Mooney and Gregory Attorri commencing April 6, 2006. In this Compensation Discussion and Analysis, we refer to the persons set forth in the Summary Compensation Table as the “named executive officers” or “named executives.”

The Committee directly retains the services of a consulting firm, Mercer Human Resource Consulting, Inc. to advise the Committee on executive compensation matters, to assist in the evaluation of the competitiveness of executive compensation programs and to provide overall guidance to the Committee in the design and operation of these programs. The consultant’s primary role is to provide objective analysis, advice and information and otherwise to support the Committee in the performance of its duties. The consultant reports to the Chairman of the Compensation Committee, who establishes the consultant’s work agenda and determines how and to what extent the consultant interacts with management in the course of its work for the Committee.

The Committee requests information and recommendations from the consultant as it deems appropriate in order to assist it in structuring and evaluating our executive compensation programs, plans, and practices. The Committee’s decisions about the executive compensation program, including the specific amounts paid to executive officers, are its own and may reflect factors and considerations other than the information and recommendations provided by the consultant.

Compensation Philosophy. The goal of our compensation program is to attract, motivate, and retain the high caliber executives necessary to achieve our business strategy. The program is intended to provide a strong linkage with our current principal objectives that are to increase revenue and Modified EBITDA, move us toward profitability and build long-term stockholder value. The following principles have guided the Committee’s decisions.

•	We should provide competitive annual cash compensation including short- and long-term incentives and benefits to attract, retain, and motivate high caliber executives.

•	The interests of executives should be aligned with those of the stockholders through a strong emphasis on equity-based compensation.

The total compensation opportunity available to senior executives consists of base salary, short-term cash incentives in the form of our Annual Incentive Plan, and long-term incentives in the form of equity-based compensation and other benefits. The Committee believes that the compensation opportunity should be market competitive and targets base salary to the market median with a total compensation opportunity at the 75th percentile of the market for outstanding performance. In addition to market competitiveness, the Committee believes total compensation opportunities should also reflect each position’s internal value to our business, taking into account functional responsibilities, complexity, the organizational impact of the position and individual performance. Our executives are also eligible to participate in our 401(k) plan that is available to all eligible employees and includes a partial Company match and in our broad-based medical, health, life insurance, flexible spending account and disability plans. They also receive supplemental disability coverage that is not available to other employees.

Executive Compensation Evaluation Process. The Committee uses competitive market data to determine whether the amounts and types of compensation we pay our officers are appropriate. With the consultant’s assistance, the Committee conducted comprehensive assessments of the competitiveness of our senior executive compensation program, based primarily on benchmarking the elements of our executive compensation package and total compensation opportunities of our executives against those provided by a peer group of companies in the telecommunications industry and by referencing published survey data. For 2006 compensation decisions, the Committee worked with the consultant to select a peer group of companies to use for compensation benchmarking based on similar industry, revenue and asset size, business complexity, growth attributes and customer profile relative to us. The companies included in the peer group are:

Level 3 Communications Inc.	Centurytel Inc.
Citizens Communications Co.	Global Crossing Ltd.
Verisign Inc.	XO Holdings Inc.
Premiere Global Services Inc.	Primus Telecommunications Group Inc.

Because of variations in size among companies in the peer group, compensation data was regressed to determine the appropriate level of base salary for a similarly sized company. The Committee recognizes, however, that our profile is unique and that no other companies are directly comparable. As a result, market data are augmented by published survey information covering the telecommunications industry in general, and in some cases, compensation decisions may reflect the differences between us and the peer companies in the selected groups. Surveys are carefully selected taking into account industry, geography, job scope measures, survey quality and data integrity. For 2007 compensation decisions, the group of peer companies changed slightly due to our increased size after the acquisition of Xspedius Communications, LLC (“Xspedius”) and industry consolidation.

Role of the CEO. The CEO reviews the annual performance of the other executive officers with the Committee at the beginning of each year and makes recommendations to the Committee regarding the appropriate base salary, payout under the Annual Incentive Plan and grants of equity incentives. The Committee reviews these recommendations in executive session, without the affected executives present, generally including the consultant, and determines whether to approve or adjust the recommended amounts. The Committee assesses the performance of the CEO and determines her cash and equity compensation in executive session without any executives present, generally including the consultant.

Components of the Executive Compensation Program

Base Salary. Base salaries are designed to attract senior executives and retain them over time. The Committee targets base salary to be positioned at the median of the market for most positions. For 2006, the Committee reviewed the base salaries of our CEO and named executives against market data and considered individual performance. The Committee also considered internal equity, which focused on whether comparably situated executives are paid fairly relative to each other and to our other management tiers. Based on these factors, the Committee determined that increases recommended by the CEO for the other named executives were required to bring their base salaries to target levels, to remain competitive. The Committee also considered the CEO’s base salary relative to market data and took into account our strong 2005 performance in determining the CEO’s 2006 salary increase of 22%. Base salaries of the other named executives in 2006 were adjusted by amounts ranging from 3.5% to 24% in the case of the Chief Financial Officer and 28% in the case of the Chief Operating Officer. These two executives were promoted into their positions during 2005 and received salary increases at that time. Since they were new to the positions, their salaries were below market median levels. The salary increases in early 2006 moved their salaries closer to the market median and reflected their growth and performance in their new roles.

Because our short-term Annual Incentive Plan is structured as a percentage of base salary, an increase in base salary will increase the executive’s potential opportunity under the incentive plan. However, the actual amounts paid are based on performance as described below. The long-term incentives are not based on a multiple of salary. Insured benefits, such as life insurance and disability, are also linked to base salary.

Short-Term Incentives. The Annual Incentive Plan, or AIP, is a short-term component of incentive compensation designed to align our senior executives’ pay (i) with our annual performance and (ii) with the individual’s performance of his or her job during the preceding year. It is intended to focus executives on specific corporate and individual goals that are important to our long-term success. At the January Board meeting, once financial information is available for the preceding full fiscal year, the Committee reviews our performance against the financial targets and corporate objectives established at the beginning of the prior fiscal year and considers the recommendations from the CEO for the executive officers other than the CEO. The final payouts are not strictly based on a formula. For 2006, the financial and corporate achievements that the Committee considered before approving the AIP payments included a composite of three components:

•

A detailed quantitative assessment of our performance against financial targets relating to revenue growth, Modified EBITDA, capital spending and free cash flow, a qualitative assessment of our performance against corporate objectives that the Board of Directors set at the beginning of 2006 and our performance relative to our peers and others in our industry;

•

Individual performance, based on a qualitative assessment of the results achieved by each executive against goals established for each officer at the beginning of the year, which support our overall objectives, and each executive’s quality of leadership; and

•	The individual’s contribution to the strategic acquisition and financing activities that we completed in 2006. These strategic transactions included:

•	The issuance of $373.8 million principal amount of convertible senior debentures and the redemption of our $400 million principal amount 10 1/8% senior notes due 2011;

•	The completion of two secondary offerings by our former Class B Stockholders resulting in our no longer being a controlled company and increasing our public share float by 124%;

•	The acquisition of Xspedius; and

•	The completion of a $700 million credit facility used in part to finance the Xspedius acquisition and in part to redeem our subsidiary’s second priority secured floating rate notes due 2011.

The corporate financial targets set at the beginning of 2006 that formed part of the criteria for AIP payouts reflected growth and improvement over prior years’ results. The Committee believed that the targets were achievable, but would require considerable effort on the part of the named executives and our other employees to reach the objectives.

For the executives other than the CEO, the CEO makes recommendations to the Committee regarding the amounts to be paid under the AIP based on her in-depth knowledge of each individual’s performance and applying the factors mentioned above. The Committee determines the CEO’s AIP payout primarily based on our financial performance and strategic leadership.

The target bonuses for each executive for 2006 ranged from 75% to 100% of base salary and were established in part by reference to peer data and in part based on the potential impact of the executive’s position on our results. Target amounts are not guaranteed. The Committee also reviews market data for total cash compensation supplied by the compensation consultant and compares the total cash compensation paid to our executive officers to that data. In 2006, the Committee determined that the maximum bonus opportunity for the named executive officers should be increased to 200% of their targets so that total cash compensation for outstanding performance would approach the 75th percentile for the peer companies. The individual threshold, target and maximum opportunities as a percentage of base salary are disclosed in the Grants of Plan Based Awards Table and actual incentives paid for 2006 are disclosed in the Summary Compensation Table.

There is no strict formula for determining the extent to which AIP payouts will be above or below the targets for the named executives. The Committee may take into account when assessing our results against the target levels the effects of external events outside the executive’s control such as natural disasters or adverse regulatory changes. The Committee may also choose to exclude the short-term effects of strategic events or investments that were undertaken with the expectation of improving long-term results. For the 2006 performance component, the Committee determined that our performance was in excess of the financial target and that we performed well against our other corporate objectives and in relation to our peers. In addition, we made substantial strategic progress and substantially reduced our interest cost through several financing transactions. In light of outstanding performance, the Committee determined that awards at the level of 200% of targets were appropriate for Ms. Herda, Ms. Stuart and Messrs. Peters, Blount and Jones based on their contributions to the strength of our financial, and operational results and strategic execution. In the case of Ms. Herda, the Committee recognized her significant role in leading us through a challenging environment for the telecommunications industry to a period of strong growth and performance.

Long-Term Equity Incentives. Long term incentives are designed to create incentives for executive officers to remain with us and to align the interests of executives with stockholders by rewarding executives for results that create stockholder value over the longer term. The Committee historically granted stock options to our executive officers for this purpose. Since 2004, we have used restricted stock and restricted stock units in addition to stock options to increase the retention value of the equity component. To achieve our compensation objectives, the Committee believes that total direct compensation should be targeted at the market 75th percentile for strong Company performance. In determining the size and type of awards, the Committee reviews the past equity-based awards that have been made to executives and the number of unvested shares that remain under those awards to provide retention value over the next three to four years. The Committee designs our long-term incentives on an annual basis to achieve its compensation goals most effectively in light of the circumstances existing at the time of grant. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. The Committee believes that a set strategy would hamper the flexibility of the compensation program and hinder adjustments necessary in the highly competitive and dynamic environment in which we operate. Instead, the Committee reviews relevant market data to determine the appropriate level and mix of incentive compensation.

The Committee approved restricted stock unit (“RSU”) grants in 2006 for the named executives taking into account market data regarding long-term incentive vehicles and levels, and trends in equity incentives provided by the consultant as well as the Committee’s judgment of appropriate retention incentives. Of the RSUs issued in 2006, half vest in January 2008 provided the executive is employed by us on that date and we attain certain compounded annual revenue growth rate and cumulative Modified EBITDA targets for the two calendar years ending December 31, 2007. The Committee chose to include performance-based awards due to market trends, investor preferences for performance-based equity and to create additional performance incentives. Modified EBITDA is a non-GAAP measure that we define as net loss before depreciation, amortization and accretion, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. The percentage of shares that will vest varies depending on the percentage of the targets that we attain. The Committee chose compounded annual growth rate and Modified EDITDA targets for the performance-based RSU awards because we use these measures and other measures internally to evaluate the performance of our business and we believe that achievement of these targets should create stockholder value over the long term. If we make a material acquisition or disposition during the two year reference period, or experience a significant loss of revenue or a material loss or expense from an event beyond management’s control (such as the loss of a significant customer’s revenue, a natural disaster, etc.), the Committee has the sole discretion to adjust the performance targets. The number of shares shown in the table entitled “Grants of Plan-Based Awards” is the maximum number of RSUs that can vest if we attain or exceed the target levels for the two performance measures.

The other half of the RSUs granted in 2006 vest on December 31, 2009 provided the executive is our active full-time employee in good standing on that date. These service-based awards were included for retention purposes.

The compounded annual revenue growth rate and cumulative Modified EBITDA targets that were established at the beginning of 2006 for the performance-based RSUs reflected growth and improvement over prior years’ results. When the targets were set, the Committee believed that the targets were aggressive, and would require considerable effort on the part of the named executives and our other employees, but were achievable. We currently believe that it is probable that the targets will be met.

In January 2007, the Committee approved grants of RSUs and stock options to the named executives. The RSU grants are 25% performance-based and 75% service-based. The percentage of shares that will vest under the performance-based RSUs varies depending on the percentage of the compounded annual revenue growth and Modified EBITDA margin targets that we attain over the two year period ending December 31, 2008. As an additional incentive for performance, the RSU agreements provide for additional RSU grants if our performance exceeds the targets to a specified degree. The Committee decided to reduce the proportion of performance-based RSUs in relation to the previous year’s grant because it believed that additional retention incentives were needed in the form of service-based RSUs. After reviewing both competitive market data and the relatively small number of unvested options from prior grants that are due to vest over the next three to four years, the Committee decided that additional retention incentives in the form of stock options were needed to assure the continuity of our top management. The Committee determined that options continue to provide explicit linkage between stock price performance and executive efforts, and provide leveraged rewards aligned with stockholder interests. The stock options vest over four years at the rate of 25% annually on the anniversary of the grant date.

Timing of Equity Awards. Since 2004, the Committee’s practice has been to grant equity-based awards at the first Board meeting of the fiscal year or shortly thereafter, after our year end financial results are available to the Committee for review. This is the same time that the Committee reviews base salaries and determines the payouts under the AIP. The Committee makes equity awards at this time because it prefers to address the entire executive compensation package at one time. Equity awards may also be made at other times of the year for new hires or promotions. The exercise price of options is the closing price of our Class A common stock on the Nasdaq Global Select Market on the grant date. The grant date for annual equity awards to the named executives is the date that the Committee approves the awards. For new hires or promotions, the grant date is the effective date of the new hire or promotion.

Securities Trading Policy. Our insider trading policy prohibits all employees and directors trading in any interest or position relating to the future price of our stock, such as puts, calls or short sales.

Section 162(m) Considerations. Section 162(m) of the Internal Revenue Code limits our income tax deduction for certain executive officers’ compensation unless the requirements of the section are met. While the Committee intends to maximize the deductibility of executive compensation where practicable, we may pay compensation that is not fully deductible if the Committee believes it is in our best interest to do so. As a result of our current tax situation and current compensation levels, the Committee does not believe that the loss of any deductibility of executive compensation will be material to our results. Implementation of a cash bonus plan that complies with Section 162(m) would limit our flexibility without a sufficient corresponding benefit to us. Therefore, at this time, the Committee has decided not to adopt a qualifying incentive bonus plan applicable to cash bonuses. The Committee intends to review the advisability of adopting such a plan in the future if our tax position or compensation levels change significantly. Our 2000 Employee Stock Plan, as amended, enables the Committee to authorize the issuance of qualified performance-based stock awards to executives that would comply with Section 162(m). The Committee authorized the issuance of performance-based RSUs in January 2006 and in January 2007 and may consider issuing performance-based equity awards in the future rather than stock compensation that is subject to limitations on deductibility such as restricted stock.

Compensation Committee Report

We have reviewed and discussed with management of the Company the Compensation Discussion and Analysis required by Item 402(b) of Securities and Exchange Commission Regulation S-K, and based on that review and discussion, recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A and Proxy Statement for the year ended December 31, 2006.

Compensation Committee:

Roscoe C. Young, II, Chairman

Kevin W. Mooney

Gregory Attorri

Summary of Compensation for 2006

The following table summarizes the total compensation paid or earned for the year ended December 31, 2006 by each of our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers, and two former executive officers who would have been included in such table had they served as executive officers at December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(2)	Total ($)
Larissa L. Herda, Chairman, President, and Chief Executive Officer	2006	650,000	—	753,911	1,188,950	1,300,000	28,490	3,921,352

Mark A. Peters, Executive Vice President and Chief Financial Officer	2006	280,000	—	321,481	156,278	420,000	14,368	1,192,127

John T. Blount, Chief Operating Officer	2006	425,000	—	506,991	614,785	850,000	22,478	2,419,254

Catherine A. Hemmer, Former Executive Vice President, Corporate Operations, Engineering and Technology (3)	2006	327,000	—	275,421	467,061	183,938	16,486	1,269,907

Michael A. Rouleau, Senior Vice President, Business Development and Strategy (5)	2006	238,000	—	190,476	190,531	267,750	14,879	901,636

Paul B. Jones, Executive Vice President, General Counsel and Regulatory Policy	2006	301,000	—	190,476	275,697	451,500	23,007	1,241,680

Jill R. Stuart, Senior Vice President, Accounting and Finance and Chief Accounting Officer	2006	191,000	—	107,160	109,183	238,750	14,954	661,047

(1)	Amounts in the columns “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123R, of awards pursuant to our 1998 and 2000 Employee Stock Plan and may include amounts granted in and prior to 2006, rather than the amounts paid to or realized by the named executive officers. Assumptions used in the calculation of these amounts are included in footnote 1 to our consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The value ultimately realized by the named executive officers may be significantly more or less than the amount indicated, dependent on the price of our common stock at the time of vesting, exercise and sale and whether or not certain performance and employment criteria are met to allow vesting.

(2)	The amount shown in the “All Other Compensation” column includes contributions of $11,000 made by us to our defined contribution 401(k) plan on behalf of each named executive officer. Insurance premiums and tax reimbursements, each of which is less than $10,000 for each named executive officer, comprise the additional amounts in this column.

(3)	Catherine A. Hemmer acted as Executive Vice President, Corporate Operations until November 20, 2006, when she ceased to act as one of our executive officers as a result of her resignation which was effective January 26, 2007.

(4)	Represents amounts paid in 2007 in respect of 2006 performance under our AIP. The AIP is described in “Executive Compensation—Compensation Discussion and Analysis—Components of the Executive Compensation Program—Short-Term Incentives” and following the table titled “Grants of Plan-Based Awards for 2006.”

(5)	Mr. Rouleau is currently serving as our Senior Vice President, Business Development and Strategy. In November 2006, we re-evaluated the functions of our executive officer positions and our reporting structure and determined that Mr. Rouleau is no longer an executive officer under applicable Securities and Exchange Commission rules.

The base salaries for the named executive officers for 2007 are $800,000 for Ms. Herda, $350,000 for Mr. Peters, $476,000 for Mr. Blount, $246,330 for Mr. Rouleau, $311,535 for Mr. Jones, and $220,000 for Ms. Stuart. We do not currently have our own pension plan. However, Mr. Jones and Ms. Stuart will, upon retirement, be entitled to receive benefits under the Time Warner Cable Pension Plan based on their service to us or Time Warner Cable on or prior to December 31, 1998.

Grants of Plan-Based Awards for 2006

The following table lists our grants and incentives during the year ended December 31, 2006 of plan-based awards, both equity and non-equity based including AIP, to the executive officers and former executive officers named in the Summary Compensation Table. There is no assurance that the grant date fair value of stock and option awards will ever be realized or that the AIP will be paid out.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Larissa L. Herda	2/13/2006	—	—	—	—	—	—	75,000	928,500
	2/13/2006	—	—	—	—	75,000	75,000	—	928,500
	N/A	—	650,000	1,300,000	—	—	—	—	N/A
Mark A. Peters	2/13/2006	—	—	—	—	—	—	37,500	464,250
	2/13/2006	—	—	—	—	37,500	37,500	—	464,250
	N/A	—	210,000	420,000	—	—	—	—	N/A
John T. Blount	2/13/2006	—	—	—	—	—	—	50,000	619,000
	2/13/2006	—	—	—	—	50,000	50,000	—	619,000
	N/A	—	425,000	850,000	—	—	—	—	N/A
Catherine A. Hemmer	2/13/2006	—	—	—	—	—	—	27,500	340,450
	2/13/2006	—	—	—	—	27,500	27,500	—	340,450
	N/A	—	245,250	490,500	—	—	—	—	N/A
Michael A. Rouleau	2/13/2006	—	—	—	—	—	—	20,000	247,600
	2/13/2006	—	—	—	—	20,000	20,000	—	247,600
	N/A	—	178,500	357,000	—	—	—	—	N/A
Paul B. Jones	2/13/2006	—	—	—	—	—	—	20,000	247,600
	2/13/2006	—	—	—	—	20,000	20,000	—	247,600
	N/A	—	225,750	451,500	—	—	—	—	N/A
Jill R. Stuart	2/13/2006	—	—	—	—	—	—	12,500	154,750
	2/13/2006	—	—	—	—	12,500	12,500	—	154,750
	N/A	—	119,375	238,750	—	—	—	—	N/A

Amounts in Column (d) represent target awards under the AIP, our short-term cash incentive plan, which equal a specified percentage of base salary as in effect on December 31 of the year before payment is made. The target awards for each individual range from 75% to 100% of base salary for 2006, except for Ms. Stuart whose target was 50% through June 2006 and 75% thereafter. Target amounts are not guaranteed and there is no minimum or threshold amount. AIP awards of up to 200% of target could be paid for extraordinary performance and amounts significantly below target could be awarded for lesser performance. The amounts in column (e) represent 200% of the target amount. The actual amount of the AIP payouts made in 2007 in respect of 2006 performance is the amount shown in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Although our performance against financial targets and corporate objectives is one factor that the Compensation Committee considers in determining AIP payouts, there is no strict formula for determining the extent to which AIP payouts will be above or below target. The Compensation Committee also takes in account individual performance, and in 2006, contribution to strategic initiatives, in determining the amount of each executive’s actual award under the Annual Incentive Plan.

The Compensation Committee approved RSU grants in 2006 for the named executives. Of the RSUs issued, 50% are performance-based and 50% are service-based awards. The performance-based RSUs vest in January 2008 provided the executive is employed by us on that date and we attain certain compounded annual revenue growth rate and cumulative Modified EBITDA targets for the two calendar years ending December 31, 2007. The RSUs are settled in shares of our Class A common stock. The Compensation Committee will make a determination of achievement of the compounded annual revenue growth and cumulative Modified EBITDA targets at the first Board of Directors meeting of 2008, or the date when financial information is available, if later, but no later than January 30, 2008. We currently believe that it is probable such measures will be met. The service-based RSUs vest on December 31, 2009 provided the executive is an active full-time employee of ours in good standing on that date. These awards also are settled in shares of our Class A common stock. The service-based awards are shown in column (i) of the above table. The awards shown in column (i) of the above table for Catherine Hemmer did not vest and have been forfeited because she resigned effective January 26, 2007.

The percentage of units that will vest under the performance–based RSUs will vary depending on the percentage of the targets we attain during the two-year measurement period. The number of shares shown in columns (g) and (h) of the above table is the maximum number of RSUs that would vest if we attain or exceed the target levels for the two performance measures. If we make a material acquisition or disposition during the two year reference period, or experience a significant loss of revenue or a material loss or expense from an event beyond management’s control (such as the loss of a significant customer’s revenue, a natural disaster, etc.) the Compensation Committee has sole discretion to adjust the performance targets.

Outstanding Equity Awards at Fiscal Year End

The following table lists outstanding option and stock awards to the executive officers and former executive officers named in the Summary Compensation Table.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Larissa L. Herda	210,000	70,000	(2)	N/A	10.16	11/9/2010	13,124	(4)	261,561	75,000	1,494,750
	440,000	—			14.72	11/15/2011	75,000	(3)	1,494,750
	70,000	—			53.00	11/27/2010
	1,000,000	—			34.50	11/17/2009
	210,000	—			12.00	8/5/2008
	—	180,000	(2)		3.46	1/12/2012

Mark A. Peters	468	3,282	(2)	N/A	4.80	9/29/2014	37,500	(3)	747,375	37,500	747,375
	24,062	—			27.00	7/19/2009
	469	2,344	(2)		6.53	3/30/2014
	468	1,407	(2)		9.26	9/29/2013
	203	203	(1)		3.23	3/30/2013
	—	1,250	(2)		2.13	2/2/2013
	9,154	—			14.72	11/15/2011
	18,000	—			61.00	8/2/2010
	12,375	—			12.00	8/5/2008
	—	33,750	(2)		3.46	1/12/2012
	—	56,250	(2)		3.95	3/31/2012

John T. Blount	300,000	—		N/A	34.50	11/17/2009	3,750	(4)	74,738	50,000	996,500
	40,000	—			53.00	11/27/2010	30,000	(5)	597,900
	120,000	—			14.72	11/15/2011	50,000	(3)	996,500
	50,000	—			1.99	11/24/2012
	—	112,500	(2)		6.22	6/30/2012
	11,250	101,250	(2)		3.46	1/12/2012
	5,000	20,000	(2)		10.16	11/9/2010

Catherine A. Hemmer (6)	20,000	—		N/A	5.10	4/14/2012	3,750	(4)	74,738	27,500	548,075
	—	20,000	(2)		10.16	11/9/2010	27,500	(3)	548,075
	78,750	101,250	(2)		3.46	1/12/2012
	196,000	—			1.99	11/24/2012

Michael A. Rouleau (7)	60,000	—		N/A	12.00	11/22/2009	2,250	(4)	44,843	20,000	398,600
	50,000	—			61.00	8/2/2010	20,000	(3)	398,600
	40,000	—			53.00	11/27/2010
	75,000	—			14.72	11/15/2011
	1,000	12,000	(2)		10.16	11/9/2010
	2,812	42,188	(2)		3.46	1/12/2012

Paul B. Jones	100,000	—		N/A	34.50	11/17/2009	2,250	(4)	44,843	20,000	398,600
	17,000	—			14.72	11/15/2011	20,000	(3)	398,600
	—	33,750	(2)		3.46	1/12/2012
	—	12,000	(2)		10.16	11/9/2010
	25,000	—			53.00	11/27/2010

Jill R. Stuart	8,500	—		N/A	26.88	7/22/2009	12,500	(3)	249,125	12,500	249,125
	18,000	—			61.00	8/2/2010
	5,000	—			7.25	9/27/2011
	8,000	—			14.72	11/15/2011
	203	203	(1)		3.23	3/30/2013
	—	9,375	(2)		6.15	8/20/2013
	—	33,750	(2)		3.46	1/12/2012

(1)	Options vest at a rate of 25% per year over the first four years of the seven-year option term.

(2)	Options vest at a rate of 25% per year over the first four years of the ten-year option term.

(3)	Represents service- and performance-based RSUs that were granted under the 2000 Employee Stock Plan. The service-based RSUs vest on December 31, 2009 and the performance-based RSUs vest in early 2008 provided we attain certain targets. For a more detailed discussion, see “Executive Compensation—Compensation Discussion and Analysis—Components of the Executive Compensation Program—Short-Term Incentives” and the discussion following the table titled “Grants of Plan-Based Awards for 2006.”

(4)	Restricted stock awards granted on January 20, 2004 vest at a rate of 25% per year over a four-year vesting period.

(5)	Restricted stock awards granted on July 1, 2005 vest 50% on July 1, 2007 and 50% on July 1, 2008.

(6)	Catherine A. Hemmer acted as Executive Vice President, Corporate Operations until November 20, 2006 when she ceased to act as our executive officer as a result of her resignation which was effective January 26, 2007. On January 20, 2007, 1,875 of the unvested 3,750 restricted stock awards vested and all remaining unvested options and awards were canceled.

(7)	Mr. Rouleau is currently serving as our Senior Vice President Business Development and Strategy. In November 2006, we re-evaluated the functions of our executive officer positions and our reporting structure and determined that Mr. Rouleau is no longer an executive officer under applicable Securities and Exchange Commission rules.

Option Exercises and Stock Vested During 2006

The table below discloses certain information regarding options that were exercised and stock awards vested during 2006, for the executive officers and former executive officers named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Larissa L. Herda	1,055,000	15,127,540	6,563	70,027
Mark A. Peters	106,406	1,109,092	—	—
John T. Blount	374,000	4,324,648	1,875	20,644
Catherine A. Hemmer	238,000	2,769,889	8,125	124,206
Michael A. Rouleau	170,000	1,954,855	1,125	12,386
Paul B. Jones	623,750	5,889,879	1,125	12,386
Jill R. Stuart	109,219	979,675	—	—

(1)	The amount shown is the difference between the market price of the underlying shares of our Class A common stock at exercise and the exercise price of the options.

(2)	Amount shown is the aggregate market value of the vested shares of restricted stock on the vesting date.

Potential Payments Upon Termination or Change-in-Control

We have entered into employment agreements with each of the named executive officers.

Our CEO’s Agreement. Ms. Herda’s agreement has a five year initial term commencing November 1, 2004. Ms. Herda’s base salary was $650,000 in 2006 and is $800,000 for 2007, and her target AIP was 100% of her annual salary in 2006 and is 200% of her annual salary in 2007, with actual AIP amounts that may range from 0-200% of her AIP targets depending on her and our actual performance. In addition, Ms. Herda is entitled to payments each year equal to 167% of the premium we would have to pay to obtain, from a carrier chosen by us, term life insurance coverage on Ms. Herda’s life in specified amounts, which Ms. Herda is not obligated to use to purchase life insurance. We do not take these amounts into account in determining Ms. Herda’s AIP, which is based on a percentage of her salary. Ms. Herda is also entitled to certain supplemental disability coverage at our expense in addition to our standard group disability plan.

Ms. Herda may terminate her employment with us upon 30 days’ notice if she notifies us in writing within 180 days after the occurrence of any of the following events that constitute “good reason”:

•	A change of more than 50 miles in the location of her office or our principal executive offices;

•

A material reduction in her responsibilities (excluding appointment of a non-executive Chairman of the Board if required or deemed advisable by our Board because of legal or regulatory requirements); or

•	Our material breach of the agreement.

We may, with the approval of a majority vote of our Board of Directors, terminate Ms. Herda’s employment without cause. If Ms. Herda terminates her employment for “good reason” or we terminate her employment without cause she may elect either:

•

To receive a lump-sum payment of the discounted present value of her base salary and annual target bonus otherwise payable during the remaining term of employment, but not less than the sum of her salary and bonus pro-rated for a 24-month period; or

•

To remain an employee for up to 24 months and, without performing any services, receive the base salary and annual target bonus otherwise payable, plus a lump sum payment at the end of the 24-month period of the discounted present value of the base salary and annual target bonus that would have been payable for the balance of the employment term or 24 months, whichever is greater.

In addition, from the date Ms. Herda ceases to be paid on our payroll until the date she no longer receives health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986, or the last day of the initial term of her agreement, whichever is earlier, we must pay Ms. Herda $15,800 per year. Thereafter, we must pay her $5,000 per year until she is eligible to receive health benefits due to other employment or the initial term of her agreement expires. Ms. Herda must execute a full release of claims against us in order to receive the payments and benefits described above. Ms. Herda is restricted from becoming an officer, director, partner or employee of or consultant to or acting in any managerial capacity with or owning any equity interest (other than owning less than 1% of any publicly traded company) in any business entity defined as a “Competitive Business Entity” under the agreement or soliciting our employees for another employer for any period during the term of her employment and for 18 months following the effective date of termination.

If we or our successor terminates Ms. Herda without cause within one year after a change in control or certain Board approved transactions described below under “Agreements With Other Named Executives—Termination for Change in Control,” Ms. Herda’s stock options, restricted stock and RSUs would immediately vest.

If Ms. Herda becomes disabled during the term of her employment agreement, she will receive her salary for the first 26 weeks of the disability. Thereafter, we may elect to terminate her employment and pay 75% of her then current salary and her target AIP amount pro-rated for an 18-month period. These payments would be reduced by amounts received from worker’s compensation, social security, and disability insurance coverage that we provide.

If Ms. Herda dies during the term of her employment agreement, her beneficiaries will receive her earned and unpaid salary for up to 30 days after the date of death and a pro rata portion of her target bonus for the year of death and any benefits that may be due to her estate or beneficiaries under the provisions of any of our benefit plans.

The following are the amounts that would have been paid to Ms. Herda if she elected to terminate her employment effective December 31, 2006 for good reason as defined in her employment agreement or if we terminated her employment without cause, assuming she elected to receive a lump sum payment:

Name	Salary (1)	Bonus (1)	Health Benefits (2)	Stock Options (3)	Shares (3)	Total
Larissa L. Herda	$1,723,529	$1,661,669	$30,367	$—	$—	$3,415,565

(1)	Amounts in these columns are based on Ms. Herda’s base salary and target bonus for 2006 because the termination is assumed to have occurred on December 31, 2006, the last day of the performance period.

(2)	For purposes of this calculation, we assume that Ms. Herda receives payments related to health benefits to the end of her contract term.

(3)	If we or our successor terminates Ms. Herda without cause within one year after a change in control or certain Board approved transactions described below under “Agreements with Other Named Executives—Termination for Change in Control,” Ms. Herda’s stock options, restricted stock and RSUs would immediately vest. If one of these events occurred effective December 31, 2006, the value associated with the stock options and restricted stock and RSUs that would vest immediately is $9.7 million and $3.3 million, respectively. The value associated with stock options was determined by multiplying (i) the spread between the exercise price and $19.93, the closing price of our Class A common stock on the Nasdaq Global Select Market on December 29, 2006 and (ii) the number of unexercised options. The value associated with restricted stock and RSUs was determined by multiplying $19.93, the closing price of our Class A common stock on the Nasdaq Global Select Market on December 29, 2006, by the number of unvested shares of restricted stock and RSUs.

Agreements With Other Named Executives. The employment agreements with the named executives other than Ms. Herda have the following terms:

•	Mr. Blount’s agreement has a four year term ending January 29, 2010.

•	Mr. Peters’ agreement has a three year term ending March 31, 2008.

•	Mr. Jones’ agreement has a three year term ending April 19, 2008.

•	Ms. Stuart’s agreement has a three year term ending August 14, 2008.

•	Mr. Rouleau’s agreement has a three year term ending April 19, 2008.

The minimum annual salaries and target AIP payouts for these executives for 2007 are as follows:

•	Mr. Blount’s minimum annual salary is $476,000 and his target AIP payout is 100% of his base salary.

•	Mr. Peters’ minimum annual salary is $350,000 and his target AIP payout is 75% of his base salary.

•	Mr. Jones’ minimum annual salary is $311,535 and his target AIP payout is 75% of his base salary.

•	Ms. Stuart’s minimum annual salary is $220,000 and her target AIP payout is 75% of her base salary.

•	Mr. Rouleau’s minimum annual salary is $246,330 and his target AIP payout is 75% of his base salary.

The actual bonus paid to each executive may range from 0% to 200% of the target amount depending on our and their performance.

Ms. Hemmer had a three year employment agreement with us that terminated when she resigned effective January 26, 2007, except that she continues to be bound by the non-compete, non-solicitation, non-disparagement and confidentiality provisions.

Termination With and Without Cause. Each other named executive’s agreement includes a narrow definition of the term “cause.” If we terminate an other named executive’s employment for cause, the executive will only receive earned and unpaid base salary accrued through the date of termination. These agreements provide that if we materially breach the agreement or terminate the executive’s employment during the term without cause, the executive may elect either:

•

To receive a lump-sum payment of the discounted present value of the base salary and annual target bonus otherwise payable during the remaining term of employment, but not less than the sum of the salary and bonus pro-rated for an 18-month period; or

•

To remain an employee for up to 18 months and, without performing any services, receive the base salary and annual target bonus otherwise payable, plus a lump sum payment at the end of the 18-month period of the discounted present value of the base salary and annual target bonus that would have been payable for the balance of the employment term, if any.

The other named executive continues to be eligible to participate in our benefit plans and to receive all benefits received by other employees at the same level other than additional equity grants during the period he or she receives severance payments and for six months thereafter. If the employee elects to remain an employee, his or her options will continue to vest according to the terms of the option agreements during that period.

If we terminate an other named executive without cause prior to a change in control, or more than three years following a change in control, the executive must execute a full release of claims against us in order to receive the payments and benefits described above. The named executives are also restricted from becoming an officer, director, partner or employee of or consultant to or acting in any managerial capacity with or owning any equity interest (other than owning less than 1% of any publicly traded company) in any business entity defined as a “Competitive Business Entity” under the agreement or soliciting our employees for another employer for any period during which Employee remains on our payroll and for one year following the effective date of termination. The named executives may not disparage us at any time.

Termination for Change in Control. A change in control would occur under the agreements with the other named executives if a new person or group has become the beneficial owner of more than 35% of the total voting power of our voting interests after September 26, 2006. The other named executives have the same two options described above under “Termination With and Without Cause” if a change in control occurs and the executive notifies us in writing within 180 days after he or she has actual knowledge of the occurrence of any of the following events:

•	A change of more than 50 miles in the location of the executive’s office or our principal executive offices;

•	A material reduction in the a named executive’s responsibilities; or

•	Our material breach of the agreement.

If the other named executive exercises his or her right to terminate the agreement under the change in control provisions, the base salary for the purpose of calculating severance is the greater of the annual salary at the rate in effect on the date of termination of employment or immediately prior to the change in control. If the executive elects to remain our employee without performing any services and then accepts full time employment with another entity, the executive will no longer continue to receive base salary and AIP. Instead he or she will be entitled to receive a discounted lump sum cash payment for the balance of the salary and target AIP that he or she would have received for the greater of 18 months or the remaining agreement term.

If an other named executive is eligible for the payments described above, he or she is also entitled to continued enrollment (including family coverage, if any), without premium charges in health care insurance plans providing substantially equivalent coverage to those plans in which the named executive was enrolled immediately prior to the change in control for one year from termination.

If a change in control occurs or our Board approves:

•

A merger or consolidation in which we are not the surviving company or our stock is converted into cash securities or property and our equity holders do not have the same proportionate ownership of the surviving company that they had of us before the merger;

•	A sale or other transfer of substantially all of our assets; or

•	A plan for liquidation;

then all outstanding options, restricted stock and RSUs held by the other named executive vest if either we or our successor terminate the named executive’s employment for reasons other than cause within one year following the closing of a Board-approved transaction or the change in control. A similar acceleration of vesting provision applies to all of our other employees who hold options, restricted stock or RSUs, which in the case of certain grants applies even if their employment is not terminated.

Termination for Disability or Death. If an other named executive becomes disabled during the term of his or her employment agreement, the executive will receive his or her salary for the first 12 weeks of the disability (or the first 90 days of the disability for Mr. Blount). Thereafter, we may elect to terminate the named executive’s employment and pay 75% of the executive’s then current salary and his or her applicable target annual bonus amount pro-rated for an 18-month period. These payments would be reduced by amounts received from workers’ compensation, social security, and disability insurance policies maintained by us.

If an other named executive dies during the term of an employment agreement, the named executive’s beneficiaries will receive the executive’s earned and unpaid salary for up to 30 days after the date of death and a pro rata portion of the executive’s target bonus for the year of death and any benefits that may be due to the named executive’s estate or beneficiaries under the provisions of any of our benefit plans.

In addition, if the other named executive dies or become totally disabled within the definition in our 2000 Employee Stock Plan, all of the executive’s unvested stock options, restricted stock and RSUs will vest immediately and the options will be exercisable for a period of one year. The same provision applies to all other employees who hold options, restricted stock or RSUs.

The following are the payments that would have been paid to the named executives, other than Ms. Herda, if a change in control had occurred prior to December 31, 2006 and a triggering event occurred that allowed the other named executives to provide notice of termination and each other named executive terminated his or her employment under the change in control provisions of their agreements and upon a termination without cause effective December 31, 2006. For this purpose, we have assumed that each other named executive elected to receive a lump sum payment rather than to remain on our payroll:

Name	Salary (1)	Bonus (1)	Health Benefits (2)	Stock Options (3)	Shares (3)	Total
Mark A. Peters	$420,000	$315,000	$9,672	$—	$—	$744,672
John T. Blount	$1,217,865	$1,174,845	$9,672	$—	$—	$2,402,382
Paul B. Jones	$451,500	$338,625	$9,672	$—	$—	$799,797
Michael A. Rouleau	$357,000	$267,750	$9,672	$—	$—	$634,422
Jill R. Stuart	$297,681	$178,984	$9,672	$—	$—	$486,337

(1)	Amounts in these columns are based on the other named executive’s base salary and target AIP payout for 2006 because the termination is assumed to have occurred on December 31, 2006, the last day of the performance period.

(2)	Upon a termination without cause effective December 31, 2006, assuming no change in control had occurred, each named executive would have received $5,000 in health benefits.

(3)	If we or our successor terminates an other named executive without cause within one year after a change in control or certain Board approved transactions as described above under “Termination for Change in Control,” the named executive’s stock options, restricted stock and RSUs would immediately vest. The value associated with the stock options and restricted stock and RSUs that would vest if one of these events occurred effective December 31, 2006 is quantified in the following table. The value associated with stock options was determined by multiplying (i) the spread between the exercise price and $19.93, the closing price of our Class A common stock on the Nasdaq Global Select Market on December 29, 2006 and (ii) the number of unexercised options. The value associated with restricted stock and RSUs was determined by multiplying $19.93, the closing price of our Class A common stock on the Nasdaq Global Select Market on December 29, 2006, by the number of unvested shares of restricted stock and RSUs.

Name	Stock Options	Shares
Mark A. Peters	$1,744,032	$1,494,750
John T. Blount	$5,161,700	$2,665,638
Paul B. Jones	$761,673	$842,043
Michael A. Rouleau	$1,734,710	$842,043
Jill R. Stuart	$796,910	$498,250

Compensation Committee Interlocks and Insider Participation

Our Human Resources and Benefits Committee made recommendations with respect to matters involving executive compensation until its dissolution in November 2006. Its members in 2006 were Messrs. Young, Mooney and Attorri and until their resignations in September 2006, Olaf Olafsson, Spencer Hays, Robert Marcus, Richard Davies and George Sacerdote. Mr. Olafsson is an officer of Time Warner Inc., and Mr. Hays was an officer of Time Warner Inc. until his retirement in March 2006. Mr. Marcus is an officer of Time Warner Cable, an affiliate of Time Warner Inc., and Mr. Davies was an officer of Time Warner Cable until his retirement in March 2006. Mr. Sacerdote served as a director and on our committees as a designee of the Advance/Newhouse stockholder group until September 2006. Certain relationships and transactions between us and Time Warner Inc. and Advance/Newhouse are described below under “Certain Relationships and Related Transactions, and Director Independence.” As of September 26, 2006, affiliates of Time Warner Inc. and the Advance/Newhouse stockholder group no longer owned any shares of our common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our Class A common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2006, including the Time Warner Telecom 1998 Stock Option Plan, the Time Warner Telecom 2000 Employee Stock Plan, as amended, and the Time Warner Telecom 2000 Qualified Stock Purchase Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by security holders	14,862,488		$22.38	7,587,899
Equity compensation plans not approved by security holders	60,000	(1)	$12.00	—

Total	14,922,488		$22.34	7,587,899

(1)	Refers to the unexercised portion of a grant of options to purchase 100,000 shares of Class A common stock to Michael Rouleau in October 1999 outside our 1998 Stock Option Plan in connection with his employment as our Senior Vice President, Marketing that was approved by our Compensation Committee.

Time Warner Telecom 1998 Stock Option Plan

The Time Warner Telecom 1998 Stock Option Plan (the “1998 Plan”) provides for the granting of non-qualified stock options to officers and eligible employees under terms and conditions set by our Compensation Committee. Generally, the outstanding options vest over periods of up to four years and expire ten years from the date of issuance. As of December 31, 2006, approximately 3.3 million shares were reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares were available for grant under the 1998 Plan. Our stockholders have approved the 1998 Plan. We do not intend to issue any additional options under the 1998 Plan.

Time Warner Telecom 2000 Employee Stock Plan

The Time Warner Telecom 2000 Employee Stock Plan, as amended (the “2000 Plan”), provides for stock options, stock awards, and stock appreciation rights to be issued to directors, officers, and eligible employees under terms and conditions to be set by our Compensation Committee. Generally, the outstanding options issued to employees and officers vest over periods of up to four years and expire ten years from the date of issuance, except for certain options granted to executives in 2003 and 2005 that expire seven years from the date of issuance. In June 2003, the stockholders approved the addition to the 2000 Plan of 12.5 million shares of Class A common stock that may be issued upon exercise of options or other equity awards. As of December 31, 2006, approximately 11.5 million shares of Class A common stock were reserved for issuance upon exercise of outstanding options and vesting of equity awards and approximately 5.4 million shares of Class A common stock were available for grant under the 2000 Plan. Our stockholders have approved the 2000 Plan and amendments in June 2003 to add 12.5 million options to the 2000 Plan and in June 2005 to, among other things, extend the 2000 Plan to 2010, add restricted stock units and performance shares to the type of awards that can be issued under the plan, eliminate the possibility of issuing stock appreciation rights in tandem with stock options, and allow for performance contingent awards that were designed to be exempt from the limits on deductibility of executive compensation under Section 162(m) of the Internal Revenue Code.

Time Warner Telecom 2004 Qualified Stock Purchase Plan

Effective October 1, 2004, we adopted the Time Warner Telecom 2004 Qualified Stock Purchase Plan (the “2004 Purchase Plan”). Employees who meet certain eligibility requirements may elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of Class A common stock at a 15% discount to fair market value. Stock purchases occur semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. Purchase offerings are conducted each April 1 and October 1, beginning October 1, 2004. We are authorized to issue a total of 600,000 shares of Class A common stock to participants in the 2004 Purchase Plan. As of December 31, 2006, 391,144 shares had been issued. This plan expires on September 30, 2007. Our stockholders approved the 2004 Purchase Plan.

Time Warner Telecom Share Ownership

The following table lists the ownership of our shares by our directors, the executive officers and former executive officers named in the Summary Compensation Table, all directors and executive officers as a group, and persons known to us as beneficial owners of more than 5% of our Class A common stock as of March 31, 2007, except as noted in the footnotes to the table. There were no shares of our Class B common stock outstanding as of March 31, 2007. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information in the table is as of the latest reports by those entities that we received. Ownership includes direct and indirect (beneficial) ownership, as defined by Securities and Exchange Commission rules. This table assumes a base of 144,554,038 shares of Class A common stock outstanding as of March 31, 2007, before any consideration is given to outstanding options, warrants, or convertible securities. Each executive officer’s address is c/o Time Warner Telecom Inc., 10475 Park Meadows Drive, Littleton, Colorado 80124.

	Class A Common Stock (1)		Percent of Equity	% of Voting Power
	No. of Shares	Percent of Class
Five Percent Stockholders:
FMR Corp. (2)	21,594,787	14.9%	14.9%	14.9%
T. Rowe Price Associates, Inc. (3)	13,461,860	9.3%	9.3%	9.3%
Xspedius Management Co., LLC & James Monroe III (4)	12,341,816	8.5%	8.5%	8.5%
Columbia Wanger Asset Management, L.P. (5)	8,636,800	6.0%	6.0%	6.0%
Directors and Executive Officers:
Larissa L. Herda	1,841,921	1.3%	1.3%	1.3%
Gregory J. Attorri	30,741	*	*	*
Spencer B. Hays	2,000	*	*	*
Kevin W. Mooney	52,165	*	*	*
Kirby G. Pickle	7,665	*	*	*
Roscoe C. Young, II	30,501	*	*	*
Mark A. Peters	54,078	*	*	*
John T. Blount	518,125	*	*	*
Catherine A. Hemmer (6)	31,125	*	*	*
Paul B. Jones	154,292	*	*	*
Michael A. Rouleau (7)	219,937	*	*	*
Jill R. Stuart	48,763	*	*	*
All directors and executive officers as group (10 persons) (6) (7)	2,740,251	1.9%	1.9%	1.9%

*	Represents less than 1%

(1)	We have one class of outstanding common stock, Class A common stock. Beneficial ownership of common stock has been determined in accordance with the rules of the Securities and Exchange Commission, which is based upon having or sharing the power to vote or dispose of shares and includes: (i) shares of Class A common stock issuable upon exercise of options exercisable within 60 days of March 31, 2007, as follows: Ms. Herda - 1,733,330 shares; Mr. Attorri - 27,165 shares; Mr. Hays - 0 shares; Mr. Mooney - 47,165 shares; Mr. Pickle - 5,165 shares; Mr. Young - 25,501 shares; Mr. Peters - 52,578 shares; Mr. Blount - 486,250 shares; Mr. Jones - 131,750 shares; Mr. Rouleau - 217,687 shares; Ms. Stuart - 46,578 shares; and all directors and executive officers as a group - 2,555,482 shares and (ii) shares of restricted stock as follows: Ms. Herda - 6,562 shares; Mr. Attorri - 3,516 shares; Mr. Hays - 0 shares; Mr. Mooney - 5,000 shares; Mr. Pickle - 2,500 shares; Mr. Young - 5,000 shares; Mr. Peters - 0 shares; Mr. Blount - 31,875 shares; Mr. Jones - 14,500 shares; Mr. Rouleau - 2,250 shares; Ms. Stuart - 0 shares; and all directors and executive officers as a group - 62,451 shares, a portion of which were unvested as of March 31, 2007 but are deemed to be beneficially owned because such persons have the power to vote such restricted shares.

(2)	Based on Schedule 13G dated April 10, 2007, the business address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(3)	Based on Schedule 13G as of December 31, 2006, the business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.

(4)	Based on Schedule 13G dated November 9, 2006, the business address of Xspedius Management Co., LLC and James Monroe III is 1735 19th Street, Denver, CO 80202.

(5)	Based on Schedule 13G as of December 31, 2006, the business address of Columbia Wanger Asset Management, L.P. is 227 W Monroe Street, Ste. 3000, Chicago, IL 60606.

(6)	Ms. Hemmer acted as Executive Vice President, Corporate Operations until November 20, 2006, when she ceased to act as one of our executive officers as a result of her resignation which was effective January 26, 2007. Her holdings are not included in the total of directors and executive officers as a group.

(7)	Mr. Rouleau is our Senior Vice President, Business Development and Strategy. Because of an internal rearrangement of functions beginning in November 2006, we determined that Mr. Rouleau is no longer an executive officer under the definition in applicable Securities and Exchange Commission rules. His holdings are not included in the total of directors and executive officers as a group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Class A common stock is listed on the Nasdaq Stock Market and we are subject to Nasdaq corporate governance rules. Those rules generally require the majority of the board of directors of listed issuers to be comprised of independent directors. Our Board has determined that all of our Directors except for Larissa Herda, our Chairman, President and Chief Executive Officer, are independent under the definition of independence set forth in Rule 4200 of the Nasdaq Marketplace Rules. In determining the independence of Spencer B. Hays, the Board considered that Mr. Hays formerly served as Senior Vice President and Deputy General Counsel of Time Warner Inc. until his retirement in March 2006, that affiliates of Time Warner Inc. were holders of our Class B common stock and that we have entered into various transactions with affiliates of Time Warner Inc. (see “Certain Relationships and Related Transactions” below). Mr. Hays initially was nominated by affiliates of Time Warner Inc. and previously served as a member of our Board from October 1999 to September 2006. As of September 26, 2006, Time Warner Inc.’s affiliates no longer owned any of our shares. Under the definition of independence in the Nasdaq corporate governance rules, these former relationships do not disqualify Mr. Hays as an independent director.

Certain Relationships and Related Transactions

Review and Approval of Transactions with Related Parties

We have a written policy governing transactions with related parties that applies to all transactions that are required to be disclosed as related party transaction under Item 404 of Regulation S-K, including purchases, sales, leases and financial transactions. All such transactions must be approved in advance by a member of the Audit Committee, except for transactions that are pursuant to and in accordance with a master agreement that has already been approved. The policy provides a process for the identification and internal communication of the identity of related parties and for written submission of proposed transactions and all relevant information to the Audit Committee. The Audit Committee may delegate its approval authority to one of its members on a monthly or quarterly rotating basis. If a member of the Audit Committee has an interest in a transaction that is subject to review under this policy, that member will not participate in the review or approval process.

In reviewing transactions with related parties the Audit Committee considers:

•	The overall fairness of the transaction to us by considering whether the terms, conditions and pricing are no less favorable to us than those available from unrelated third parties,

•	The materiality of the transaction to us,

•	The role of the related party in arranging the transaction,

•	The selection process for the vendor (if a purchase transaction), and

•	Other factors such as benefit to us (such as special expertise, exceptional service, expedited time frames) from the transaction that may not be available from other unrelated third parties.

The Audit Committee will approve a transaction with a related party only if it determines that the transaction is beneficial to us and the terms are fair to us. The Audit Committee may in its sole discretion approve or deny any transaction with a related party or may condition approval of a transaction upon certain protective measures such as limiting the duration or magnitude of the transaction, assuring that the related party, if an individual, is not directly involved in the ongoing relationship between us and the contracting party or in any negotiations with us or requiring that we have the right to terminate the transaction upon notice without penalty.

Transactions with Former Class B Stockholders

Until September 26, 2006, our Class B common stock was collectively owned directly or indirectly by Time Warner Inc., and by Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, or Advance/Newhouse (collectively, the “Class B Stockholders”). The following is a description of certain transactions with affiliates of our former Class B Stockholders. As of September 26, 2006, the parties to those transactions are no longer related parties.

Stockholders’ Agreement. Our Class B Stockholders entered into a Stockholders’ Agreement when we were reconstituted as a corporation from a limited liability company in May 1999. The Stockholders’ Agreement terminated as of September 26, 2006, upon the completion of the secondary offering described below.

Under the Stockholders’ Agreement, the Time Warner Inc. stockholder group had the right to designate four nominees for the Board of Directors at each annual meeting of stockholders at which directors are elected and the Advance/Newhouse stockholder group had the right to designate one board nominee. The Class B Stockholders’ ability to designate any nominees depended on the identity of the particular stockholder and the percentage of shares of common stock owned by it.

The Stockholders’ Agreement required the Class B Stockholders to vote their shares in favor of:

•	The nominees selected by the holders of Class B common stock as previously described;

•	Our Chief Executive Officer; and

•	Three nominees who were not affiliated with us or any holder of Class B common stock and are approved by the directors other than the CEO and the independent directors.

The Stockholders’ Agreement contained restrictions on the transfer of the shares of Class B common stock, and the other holders of Class B common stock had certain “tag-along” rights if Time Warner Inc. sold all its Class B common stock or Class A common stock that represented more than one-third of the outstanding shares of our common stock. This provided the other Class B Stockholders the right to sell their shares of Class A common stock and Class B common stock on a pro rata basis along with, and on the same terms and conditions as, Time Warner Inc. Except for transfers to affiliates and the other transfers described above, all shares of Class B common stock were required to be converted to Class A common stock immediately prior to any direct transfer or certain indirect transfers of Class B common stock.

The Class B Stockholders had demand registration rights for shares of Class A common stock (including shares of Class A common stock resulting from the conversion of shares of Class B common stock) if they wished to register Class A common stock constituting at least 1% of the total outstanding Class A common stock. Once we had registered shares of Class A common stock as a result of a demand registration, we were not required to register shares again, pursuant to a Class B Stockholder demand, until 180 days after the first registration statement was effective. Each Class B Stockholder was required to pay all underwriting discounts, commissions, and transfer taxes attributable to the sale of its shares. We were required to pay all expenses related to the filing and effectiveness of a registration statement, the legal fees of one counsel representing the Class B Stockholders, and the auditors’ fees and expenses.

Underwritten Secondary Offerings. On March 29, 2006, certain Class B Stockholders and Samuel I. Newhouse Foundation Inc. (transferee of Class A common stock from Newhouse Telecom Holdings Corp.) completed an underwritten public offering of 22.3 million shares of Class A common stock that were converted from their Class B shares pursuant to a registration statement we filed with the Securities and Exchange Commission on March 17, 2006. On September 26, 2006, the Class B Stockholders completed a second underwritten public offering of 43.5 million shares of Class A common stock that were converted from shares of Class B common stock. We did not receive any proceeds from either offering.

Capacity License Agreements. We currently license fiber capacity from Time Warner Cable and Bright House Networks, LLC (a subsidiary of the Time Warner Entertainment-Advance/Newhouse Partnership between affiliates of our former Class B Stockholders that is managed by Advance/Newhouse), in 23 of our 75 markets. Each of our local operations in those markets is party to a Capacity License Agreement with the local cable television operation of Time Warner Cable or Bright House Networks, LLC (collectively the “Cable Operations”) providing us with an exclusive right to use the capacity of specified fiber cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay certain maintenance fees and fees for splicing and similar services. We may request that the Cable Operations construct and provide additional fiber cable capacity to meet our needs. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. As we expand our operations to markets not served by Cable Operations, we will be required to obtain fiber capacity from other sources. If the Cable Operations provide additional capacity, we pay an allocable share of the cost of construction of the fiber upon which capacity is to be provided, plus a permitting fee. If we obtain our own rights-of-way or franchises in the service areas covered by the Capacity License Agreements and have excess fiber capacity, the Capacity License Agreements provide for us to negotiate a license of capacity to the Cable Operations in good faith.

We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for (i) engaging in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with, or as an agent for other parties) any residential services, or (ii) producing or otherwise providing entertainment, information, or other content services, without the consent of the licensor. If we violate the limitations on our business activities contained in the Capacity License Agreements, the Cable Operations may terminate the Capacity License Agreements. Although we do not believe that the restrictions in the Capacity License Agreements will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry.

The Capacity License Agreements do not restrict us from licensing fiber capacity from parties other than the Cable Operations. Although the Cable Operations have agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, we cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to us. If the Capacity License Agreements are not renewed in 2028, we will have no further interest in the fiber capacity covered by those agreements and may need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the agreements. The terms of such arrangements may be materially less favorable to us than the terms of the Capacity License Agreements. We have the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days notice in the event of, among other things, certain governmental proceedings or third party challenges to the Cable Operations’ franchises or the Agreements. The Cable Operations have the right to terminate a Capacity License Agreement prior to their expiration under certain circumstances. The Capacity License Agreements include substantial limitations on liability for service interruptions. In 2006, while the Cable Operations were affiliates, we paid them $3.6 million pursuant to the license arrangement.

Facility Lease Agreements. We lease or sublease physical space located at the Cable Operations’ facilities for various purposes under Facility Lease Agreements. If certain events occur we may be required by the Cable Operations, at our own expense, to segregate and partition our space in a reasonable, secure manner. Those events are:

•	At least a majority of any Cable Operations’ system is not owned by one or more of the Class B Stockholders;

•	Time Warner beneficially owning less than 30% of our outstanding common stock;

•	Time Warner having the right to nominate fewer than three nominees to our Board of Directors;

•	Our non-compliance with the restrictions in the Restated Certificate of Incorporation regarding residential services and content services; or

•	A Class B Stockholder transferring its Class B common stock, together with its rights to designate nominees to the Board of Directors under the Stockholders’ Agreement.

Because Time Warner Inc. no longer owns any shares of our common stock, Time Warner Cable has notified us that it will require us to segregate our space in certain locations that we lease or sublease from them.

The lease rates for properties the Cable Operations own and lease to us are based upon comparable rents in the local market, taking into account other factors such as the term of the lease, type of space, square footage, location, and leasehold improvements funded. Generally, the leases have 15-year terms, with two five-year options to renew. For properties Cable Operations sublease to us, we pay a pro rata portion of the rent and fees payable under the primary lease. The duration of each of our subleases matches the duration of the Cable Operation’s primary lease. In 2006, while the Cable Operations were affiliates, we paid Time Warner Cable $1.2 million, and paid Bright House Networks, LLC $184,000 for rentals under the Facility Lease Agreements.

Time Warner Inc. License Agreement. We use the name Time Warner Telecom under the terms of a Trade Name License with Time Warner Inc. that expires in July 2007, or earlier upon the occurrence of certain events. Time Warner Inc. has advised us that it does not intend to renew the agreement after July 2007. We have agreed that we will, in any event, effect a change of our name (and amend our Restated Certificate of Incorporation) to change our name to one such as “TW Telecom”, for which Time Warner has granted us a perpetual license for use in our communications related technology and service business in North America, or another name that does not include the “Time Warner” name. We will change our name to “TW Telecom” under the terms of an amendment to our Restated Certificate of Incorporation that was approved by our Board of Directors and a majority of our outstanding voting power on September 26, 2006.

Other Transactions. Affiliates of Time Warner Inc. and Bright House Networks, LLC purchase dedicated transport, switched, and data and Internet services from us. Total revenue from Time Warner Inc.’s affiliates was $12.0 million from January 1 to September 26, 2006 while they were affiliates and $15.8 million in 2005 and from Bright House Networks, LLC was $1.1 million from January 1 to September 26, 2006 while they were affiliates and $1.1 million in 2005. If Time Warner Inc. and its affiliates were related parties for the entire year ended December 31, 2006, they would have accounted for approximately 2% of our total revenue.

We believe that the terms and conditions, taken as a whole, of the transactions described under the headings “Capacity License Agreements,” “Facility Lease Agreements,” “Services Agreement,” “Residential Support Agreements,” “Time Warner Inc. License Agreement,” and “Other Transactions” were no less favorable to us than we could have obtained at the time from unaffiliated parties.

Other Related Party Transactions

We provide network and voice services to Fidelity Investments, an affiliate of FMR Corp. FMR Corp. reported beneficial ownership of 9.285% of our Class A common stock as of December 31, 2006. Total revenue from Fidelity Investments for the year ended December 31, 2006 was $133,043. The sales to Fidelity were made on an arm’s length basis using our standard terms and conditions and pricing terms.

During 2006, we purchased access services from Broadwing Corporation totaling approximately $4,150,000, some of which was sold to us by Valerie Loebach, the sales person responsible for our account, who is the sister of Larissa Herda, our Chairman, President and Chief Executive Officer. Ms. Loebach received customary sales compensation from Broadwing for sales made to us. The purchases were made pursuant to our standard procurement process. Among the carriers from which we bought access services in 2006, Broadwing ranked tenth. Ms. Herda did not participate in the procurement process.

Item 14.	Principal Accountant Fees and Services.

Ernst & Young LLP has served as our independent registered public accounting firm since the organization of our predecessor, Time Warner Telecom LLC, and prior to that time, audited our accounts as a division of Time Warner Entertainment Company, L.P. The Audit Committee of the Board of Directors appointed Ernst & Young LLP as our independent registered public accounting firm for 2007.

The following is a description of the fees billed to us by Ernst & Young LLP during the years ended December 31, 2005 and 2006.

	Year Ended December 31,
	2005	2006
Audit fees	$408,200	$623,440
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

The Audit Committee has delegated to the Chair of the Audit Committee the authority to review and pre-approve audit-related and permissible non-audit services to be performed by our independent registered public accounting firm and associated fees between Audit Committee meetings if the full committee is not available to provide such review and approval. The Chair promptly reports any decisions to pre-approve audit-related and non-audit services and fees to the full Audit Committee. All of the fees shown above for 2006 were approved in advance by or on behalf of the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (3) Exhibits:	The Exhibit Index at the end of this report lists the exhibits filed with the report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

TIME WARNER TELECOM INC.

By:	/s/ Mark A. Peters
Mark A. Peters
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	—Reorganization Agreement among Time Warner Companies, Inc., MediaOne Group, Inc., Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P., and Time Warner Entertainment-Advance/Newhouse Partnership (filed as Exhibit 2.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

2.2	—Merger Agreement among the Company, Time Warner Telecom LLC and Time Warner Telecom Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

2.3	—Asset Purchase Agreement dated as of September 11, 2000 among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and the other parties identified on Exhibit A thereto (filed as Exhibit 2.1 to the Company’s current Report on Form 8-K dated September 18, 2000 and dated September 11, 2000).*

2.4	—Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp., dated as of July 27, 2006. (filed as Exhibit 2.1 to the Company; Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

3.1	—Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Company’s Current Report on Form 8-K dated November 13, 2006). *

3.2	—Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*

4.1	—Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association as trustee. (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

4.2	—First Supplement Indenture dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee, creating 2.375% Convertible Senior Debentures due 2026. (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

4.3	—Indenture dated February 9, 2005 between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.1	—Lease between Carr America Real Estate Services LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

**10.4	—Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-49439))*

**10.5	—Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

**10.6	—Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

@**10.7	—Employment Agreement between the Company and Jill R. Stuart

**10.8	—Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 2, 2006).*

**10.9	—Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.10	—Capacity License Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

10.11	—Trade Name License Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)*

10.12	—Amendment No. 2 to Trade Name License Agreement with Time Warner Inc. (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.13	—Amendment No. 3 dated March 23, 2006, to the Trade Name License Agreement between Time Warner Inc. and Time Warner Telecom Inc. (filed as Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

@10.14	—Sublease between Everest Network Technologies, L.L.C. and Xspedius Management Co., L.L.C.

@10.15	—Amendment to sublease between Everest Network Technologies, L.L.C. and Xspedius Management Co., L.L.C.

10.16	—Lease Agreement dated July 22, 1999 between Parkridge One LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.17	—Fifth Amendment to Lease Agreement between CLPF—Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.18	—Sixth Amendment to Lease Agreement between CLPF—Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18.1 to Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

**10.19	—Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084)*

10.20	—Credit Agreement dated as October 6, 2006 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Wachovia Bank, National Association, Lehman Commercial Paper Inc., and Bank of America, N.A. (filed as Exhibit 10.19 to Company’s Current Report on Form 8-K dated October 11, 2006).*

@**10.21	—Summary of compensation arrangements for independent directors of Time Warner Telecom Inc.

†10.22	—Agreement, as amended between Time Warner Telecom Inc. and AT&T Corp. (filed as Exhibit 10.1 to Quarterly Report for the quarter ended June 30, 2005)*

†10.23	—Services Agreement by and among SBC Communications Inc., AT&T Corp., and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.2 to Quarterly Report for the quarter ended June 30, 2005)*

@23.1	—Consent of Independent Registered Public Accounting Firm

31.1	—Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

**	Management contract or compensation plan or arrangement.

@	Previously Filed

†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.