Form 10-Q
period 2007-03-31
TIME WARNER TELECOM INC
filed 2007-05-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of April 30, 2007 was:

Time Warner Telecom Inc. Class A common stock — 144,706,356 shares

Time Warner Telecom Inc. Class B common stock — 0 shares

TIME WARNER TELECOM INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$300,547	221,553
Investments	5,304	87,900
Receivables, less allowances of $11,887 and $13,182, respectively	68,216	73,923
Prepaid expenses	20,969	18,504
Deferred income taxes	11,339	12,793

Total current assets	406,375	414,673

Property, plant, and equipment	2,827,069	2,771,631
Less accumulated depreciation	(1,540,161)	(1,477,519)

	1,286,908	1,294,112

Deferred income taxes	47,411	45,957
Goodwill	410,425	405,638
Intangible assets, net of accumulated amortization	59,264	69,454
Other assets, net of accumulated amortization	24,890	23,403

Total assets	$2,235,273	2,253,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,157	41,388
Deferred revenue	23,356	22,582
Accrued interest	10,419	16,984
Accrued payroll and benefits	28,540	34,688
Current portion debt and capital lease obligations (note 2)	6,449	6,679
Other current liabilities	151,652	162,185

Total current liabilities	261,573	284,506

Long-term debt and capital lease obligations (note 2)	1,374,333	1,375,958
Long-term deferred revenue	20,993	20,357
Other long-term liabilities	19,526	19,768

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 277,300,000 shares authorized, 144,554,038 and 142,814,844 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	1,446	1,428
Class B common stock, $0.01 par value, 162,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,584,534	1,564,543
Accumulated deficit	(1,027,132)	(1,013,323)

Total stockholders’ equity	558,848	552,648

Total liabilities and stockholders’ equity	$2,235,273	2,253,237

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(amounts in thousands, except per share amounts)
Revenue (a):
Network services	$99,970	$86,356
Voice services	79,930	42,932
Data and Internet services	69,881	48,117
Intercarrier compensation	11,611	8,782

Total revenue	261,392	186,187

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	117,380	70,058
Selling, general, and administrative	72,473	53,962
Depreciation, amortization, and accretion	66,140	60,129

Total costs and expenses	255,993	184,149

Operating income	5,399	2,038

Interest expense	(23,462)	(28,694)
Interest income	4,539	4,395

Loss before income taxes	(13,524)	(22,261)

Income tax expense	285	—

Net loss	$(13,809)	$(22,261)

Net loss per common share, basic and diluted	$(0.10)	$(0.19)

Weighted average shares outstanding, basic and diluted	143,768	118,231

(a) Includes revenue and expenses resulting from transactions with affiliates (note 4):
Revenue	$—	$4,151

Operating	$—	$1,718

Selling, general, and administrative	$—	$520

(b) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$852	$489

Selling, general, and administrative	$3,943	$2,352

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(13,809)	$(22,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	66,140	60,129
Stock-based compensation	4,795	2,841
Amortization of deferred debt issue costs and other	573	939
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	1,331	583
Accounts payable, deferred revenue, and other liabilities	(19,573)	(31,805)

Net cash provided by operating activities	39,457	10,426

Cash flows from investing activities:
Capital expenditures	(55,104)	(37,946)
Cash paid for acquisitions, net of cash acquired	(1,080)	—
Purchases of investments	(5,246)	(161,075)
Proceeds from maturities of investments	88,500	149,792
Other investing activities	(87)	68

Net cash (used in) provided by investing activities	26,983	(49,161)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	15,214	12,095
Net proceeds (costs) from issuance of debt	(850)	362,525
Payment of debt and capital lease obligations	(1,810)	(872)

Net cash provided by financing activities	12,554	373,748

Increase in cash and cash equivalents	78,994	335,013
Cash and cash equivalents at beginning of period	221,553	210,834

Cash and cash equivalents at end of period	$300,547	$545,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,983	$47,773

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2007	142,815	$1,428	—	$—	$1,564,543	$(1,013,323)	$552,648
Net loss and comprehensive loss	—	—	—	—	—	(13,809)	(13,809)
Shares issued for cash in connection with the exercise of stock options	1,633	16	—	—	13,622	—	13,638
Shares issued for cash in connection with the employee stock purchase plan	99	1	—	—	1,575	—	1,576
Stock based compensation	7	1	—	—	4,794	—	4,795

Balance at March 31, 2007	144,554	$1,446	—	$—	$1,584,534	$(1,027,132)	$558,848

See accompanying notes.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

Time Warner Telecom Inc. (the “Company”), a Delaware corporation, is a leading national provider of managed network solutions to business customers. The Company delivers data, dedicated Internet access, and local and long distance voice services.

From the Company’s formation until September 26, 2006, the Company had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten secondary offerings of 22,310,000 shares and 43,544,158 shares, respectively, of Class A common stock of the Company, which were converted from shares of Class B common stock to shares of Class A common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering to shares of Class A common stock. As a result, the Company has not had shares of Class B common stock outstanding since September 26, 2006. The Company did not receive any proceeds from the offerings nor did the Company’s total shares outstanding change as a result of the offerings.

The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.

Basis of Presentation

The accompanying interim consolidated and condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. Significant accounts and transactions with Time Warner, Advance/Newhouse and their affiliates are disclosed as related party transactions through September 26, 2006.

On October 31, 2006, the Company completed the acquisition of Xspedius Communications, LLC (“Xspedius”). Xspedius’ results of operations, cash flows and financial position are included in the consolidated financial statements from the date of acquisition.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Change in Accounting Estimate

During the first quarter of 2007, the Company evaluated the depreciable life used for fiber assets and determined that to better reflect the economic utilization of those fiber assets the lives were extended from 15 to 20 years, or the lease term, if shorter, for leased fiber assets. This change in estimate, effective as of January 1, 2007, was accounted for prospectively, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This change lowered depreciation expense and reduced net loss by $4.9 million, or approximately $0.03 per share, for the three months ended March 31, 2007.

Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance was effective beginning on January 1, 2007. The adoption of this pronouncement is addressed below in “Revenue Recognition”.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Tax Positions—an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on technical merits of the position. The adoption of FIN 48 did not have an impact on the Company’s retained earnings, results of operations or net income.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 expands disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Company is required to adopt SFAS 157 effective January 1, 2008 on a prospective basis. The Company is currently evaluating the impact of this new standard on its future results of operations and financial position.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

Investments

Marketable debt securities, included in cash and cash equivalents and investments, are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $305.2 million and $308.7 million at March 31, 2007 and December 31, 2006, respectively. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $11.9 million, or 15% of gross receivables, at March 31, 2007, and $13.2 million, or 15% of gross receivables, at December 31, 2006.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Revenue

The Company’s revenue is derived primarily from business communications services. Network services transmit voice, data, image, storage and video, using state-of-the-art fiber optics. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation. The Company’s customers are principally enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

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

Switched access is an element of intercarrier compensation revenue and represents the connection between a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate switched access rates. As a result of FCC regulation, the Company’s switched access rates have been reduced to parity with the ILEC rates in each service area. Switched access revenue represented 3% and 4% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Reciprocal compensation is also an element of intercarrier compensation revenue that represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings. The Company recognizes reciprocal compensation primarily on an accrual basis except in those cases where the revenue is under dispute or at risk, in which case the Company defers recognition of the revenue until the outstanding issues are resolved. Reciprocal compensation represented 1% of total revenue for both the three months ended March 31, 2007 and 2006. The Company pays reciprocal compensation expense to the other LECs for local exchange traffic it terminates on the LEC’s facilities. These costs are recognized as incurred.

Pursuant to EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. Beginning January 1, 2007 with the adoption of EITF 06-3, the Company added additional fees billed to customers and remitted to government authorities in our classification of gross versus net which resulted in an increase to revenue and expense of $2.8 million in the consolidated statement of operations for the period ended March 31, 2007. Prior periods were not reclassified as the effect would not be material. The total amount classified as revenue associated with such fees was approximately $6.2 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively, including the above increase.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for an aggregate of 27% and 30% of the Company’s consolidated revenue for the three months ended March 31, 2007 and 2006, respectively. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2007 or 2006.

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services but exclude depreciation, amortization and accretion, which is reported separately. These costs include the salaries and related benefits and expenses, including stock-based compensation, of operations and engineering personnel, costs to repair and maintain the Company’s network, costs paid to other carriers to carry a portion of the Company’s traffic and to interconnect the Company’s networks and for facility leases.

Income Taxes

As of March 31, 2007, the Company had a deferred tax asset of $58.8 million, net of a valuation allowance of $336.1 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

At March 31, 2007, the Company had net operating losses for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2027.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the secondary offering by the Class B Stockholders in September 2006, the Company may have experienced such an ownership change during the three months ended September 30, 2006 which may limit the Company’s utilization of its net operating losses. The Company has evaluated the impact of these provisions on its financial statements and has concluded that the provisions do not have a material impact on the Company’s net deferred tax asset position as of March 31, 2007.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) as interpreted by FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s asset retirement obligations were $16.1 million and $15.8 million as of March 31, 2007 and December 31, 2006, respectively, and are included as a component of other long-term liabilities in the accompanying consolidated and condensed balance sheet.

Segment Reporting

The Company operates in markets across the United States. The Company’s management makes decisions on resource allocation and assesses performance based on total revenue, expenses, and capital spending of these operating locations. Each market offers similar products and services, has similar customers and networks, is regulated by the same type of authorities, and is managed directly by the Company’s executives, allowing the Company’s markets to be aggregated and resulting in one reportable line of business.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Stock options to purchase shares of the Company’s Class A common stock, restricted stock units for Class A common stock to be issued upon vesting and convertible debt subject to conversion to the Company’s Class A common stock totaled 34.0 million and 37.8 million shares of the Company’s Class A common stock outstanding at March 31, 2007 and 2006, respectively. These shares were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three months ended March 31, 2007 and 2006, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $10.90 and $9.63 for the three months ended March 31, 2007 and 2006, respectively, with the following weighted-average assumptions:

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2007	2006
Expected volatility	59%	105%
Risk-free interest rate	4.5%	4.8%
Dividend yield	0%	0%
Expected term	4 years	4 years

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

As of March 31, 2007, there was $33.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

2.    Acquisition

On October 31, 2006, the Company acquired Xspedius Communications, LLC (“Xspedius”) through a merger of Xspedius with a wholly owned subsidiary of the Company.

Under the purchase method of accounting, the assets and liabilities of Xspedius were recorded at their respective fair values as of the date of the merger. Changes to the initial purchase price allocations for Xspedius have occurred, and will continue to occur through the allocation period, based on further analysis and valuation of certain assets and liabilities. The valuation of property, plant and equipment and intangible assets was finalized subsequent to March 31, 2007 and did not result in further adjustment to the value of these assets, however, the Company is continuing to evaluate certain assets, liabilities and pre-acquisition contingencies. The effects of the changes to the initial purchase price allocations during the three months ended March 31, 2007 resulted in a net increase to goodwill of $4.8 million as follows:

(amounts in thousands)
Goodwill attributable to acquisition of Xspedius, December 31, 2006	$378,865
Current assets	76
Property, plant, and equipment	(1,219)
Intangible assets	8,012
Current liabilities	(2,082)

Goodwill attributable to acquisition of Xspedius, March 31, 2007	$383,652

In connection with the acquisition, the Company recorded severance and severance-related costs in the allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The following table summarizes the Company’s utilization of severance-related accruals for the three months ended March 31, 2007:

	December 31, 2006	Purchase Price Accruals	Payments	March 31, 2007
	(amounts in thousands)
Severance and severance-related costs	$1,408	$109	$(847)	$670

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt and Capital Lease Obligations

	March 31, 2007	December 31, 2006
	(amounts in thousands)
Term Loan B, due 2013	$598,500	$600,000
9 1/4% Senior Notes, due 2014	400,000	400,000
2.375% Convertible Senior Debentures, due 2026	373,750	373,750
Capital lease obligations	8,150	8,491

Total obligations	1,380,400	1,382,241
Unamortized premium	382	396
Current portion	(6,449)	(6,679)

Total long-term obligations	$1,374,333	$1,375,958

As of December 31, 2006, the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”) had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium relating to the 2014 Notes, was $9.5 million for both the three months ended March 31, 2007 and 2006. At March 31, 2007, the fair market value of the $400 million of 2014 Notes was approximately $427 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Interest expense, including amortization of deferred debt issuance costs, was $2.4 million for the three months ended March 31, 2007. As of March 31, 2007, none of the holders has converted any Convertible Debentures into Class A common stock. At March 31, 2007, the fair market value of the $373.8 million of the Convertible Debentures was approximately $488 million. The Convertible Debentures have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

On October 6, 2006, Holdings closed a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and a $100 million revolving credit facility (the “Revolver”) maturing in October 2011. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its and Holdings’ subsidiaries. On October 6, 2006, Holdings drew $200 million on the Term Loan to extinguish its existing Term Loan. On October 31, 2006, Holdings drew the remaining $400 million on the Term Loan. Repayments of the Term Loan are due quarterly in an amount equal to  1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. On February 15, 2007, the Term Loan was amended to reduce the interest rate by 25 basis points resulting in a rate based on a specified Eurodollar rate plus 1.75% to 2.0%. Interest will be reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at March 31, 2007, the rate was 7.3% and interest expense, including amortization of deferred debt issuance costs relating to the Term Loan, was $11.8 million for the three months ended March 31, 2007.

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. As of March 31, 2007, the Revolver was undrawn. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $157,000 for the three months ended March 31, 2007.

The 2014 Notes described above are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreement for the Company’s Term Loan contains similar restrictions. The Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company must comply with if it draws on the Revolver.

As of March 31, 2007, the Company and Holdings were in compliance with all of their covenants.

4.    Transactions with Former Related Parties

As a result of the secondary offering completed on September 26, 2006, the Class B Stockholders are no longer related parties. In the normal course of business, the Company has engaged in various transactions with affiliates of the former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. Information is reported only for the three months ended March 31, 2006 because the Class B Stockholders were not related parties in 2007.

5.    Commitments and Contingencies

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

Management routinely reviews the Company’s exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities and actual results could vary significantly from the estimates.

6.    Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $200 million principal amount of 9  1/4% Senior Notes due 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million principal amount of the 2014 Notes. The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions, as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006, Condensed Consolidating Statements of Operations for the three months ended March 31, 2007 and 2006, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2007 and 2006.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,812	$287,301	$(2,566)	$—	$300,547
Investments	—	5,304	—	—	5,304
Receivables, net	—	—	68,216	—	68,216
Prepaid expenses and other current assets	3,969	5,347	11,653	—	20,969
Deferred income taxes	—	11,339	—	—	11,339

Total current assets	19,781	309,291	77,303	—	406,375

Property, plant and equipment, net	—	26,370	1,260,538	—	1,286,908
Deferred income taxes	—	47,411	—	—	47,411
Goodwill	—	—	410,425	—	410,425
Other assets, net of accumulated amortization	10,775	12,019	61,360	—	84,154

Total assets	$30,556	$395,091	$1,809,626	$—	$2,235,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	—	$(124)	$41,281	$—	$41,157
Other current liabilities	4,632	39,978	175,806	—	220,416
Intercompany payable (receivable)	(1,800,871)	(707,925)	2,508,796	—	—

Total current liabilities	(1,796,239)	(668,071)	2,725,883	—	261,573

Losses in subsidiary in excess of investment	894,197	1,082,208		(1,976,405)	—
Long-term debt and capital lease obligations	373,750	992,882	7,701	—	1,374,333
Long-term deferred revenue	—	—	20,993	—	20,993
Other long-term liabilities	—	2,741	16,785	—	19,526
Stockholders’ equity (deficit)	558,848	(1,014,669)	(961,736)	1,976,405	558,848

Total liabilities and stockholders’ equity (deficit)	$30,556	$395,091	$1,809,626	$—	$2,235,273

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$681	$223,116	$(2,244)	$—	$221,553
Investments	14,921	72,979	—	—	87,900
Receivables, net	—	—	73,923	—	73,923
Prepaid expenses and other current assets	4,006	6,108	8,390	—	18,504
Deferred income taxes	—	12,793	—	—	12,793

Total current assets	19,608	314,996	80,069	—	414,673

Property, plant and equipment, net	—	27,665	1,266,447	—	1,294,112
Deferred income taxes	—	45,957	—	—	45,957
Goodwill	—	—	405,638	—	405,638
Other assets, net of accumulated amortization	10,916	11,608	70,333	—	92,857

Total assets	$30,524	$400,226	$1,822,487	$—	$2,253,237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$251	$41,137	$—	$41,388
Other current liabilities	2,297	54,915	185,906	—	243,118
Intercompany payable (receivable)	(1,793,772)	(704,365)	2,498,137	—	—

Total current liabilities	(1,791,475)	(649,199)	2,725,180	—	284,506

Losses in subsidiary in excess of investment	895,601	1,053,397	—	(1,948,998)	—
Long-term debt and capital lease obligations	373,750	994,396	7,812	—	1,375,958
Long-term deferred revenue	—	—	20,357	—	20,357
Other long-term liabilities	—	2,702	17,066	—	19,768
Stockholders’ equity (deficit)	552,648	(1,001,070)	(947,928)	1,948,998	552,648

Total liabilities and stockholders’ equity (deficit)	$30,524	$400,226	$1,822,487	$—	$2,253,237

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Total revenue	$—	$—	$261,392	$—	$261,392

Costs and expenses:
Operating, selling, general and administrative	—	37,271	152,582	—	189,853
Depreciation, amortization and accretion	—	3,817	62,323	—	66,140
Corporate expense allocation	—	(41,088)	41,088	—	—

Total costs and expenses	—	—	255,993	—	255,993

Operating income	—	—	5,399	—	5,399
Interest expense, net	(2,151)	(13,218)	(3,554)	—	(18,923)
Interest expense allocation	2,151	13,218	(15,369)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(13,524)	—	(13,524)
Income tax expense	—	—	285	—	285

Net loss before equity in undistributed losses of subsidiaries	—	—	(13,809)	—	(13,809)
Equity in undistributed losses of subsidiaries	(13,809)	(13,599)	—	27,408	—

Net loss	$(13,809)	$(13,599)	$(13,809)	$27,408	$(13,809)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$186,187	$—	$186,187

Costs and expenses:
Operating, selling, general and administrative	—	38,120	85,900	—	124,020
Depreciation, amortization and accretion	—	4,495	55,634	—	60,129
Corporate expense allocation	—	(42,615)	42,615	—	—

Total costs and expenses	—	—	184,149	—	184,149

Operating income	—	—	2,038	—	2,038
Interest expense, net	(10,097)	(11,743)	(2,459)	—	(24,299)
Interest expense allocation	10,097	11,743	(21,840)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(22,261)	—	(22,261)
Income tax expense	—	—	—	—	—

Net loss before equity in undistributed losses of subsidiaries	—	—	(22,261)	—	(22,261)
Equity in undistributed losses of subsidiaries	(22,261)	(22,261)	—	44,522	—

Net loss	$(22,261)	$(22,261)	$(22,261)	$44,522	$(22,261)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(13,809)	$(13,599)	$(13,809)	$27,408	$(13,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	3,817	62,323	—	66,140
Intercompany change	(2,303)	(3,560)	33,271	(27,408)	—
Deferred debt issue, extinguishment costs and other	141	428	4	—	573
Stock based compensation	—	—	4,795	—	4,795
Changes in operating assets and liabilities	888	14,024	(33,154)	—	(18,242)

Net cash provided by (used in) operating activities	(15,083)	1,110	53,430	—	39,457

Cash flows from investing activities:
Capital expenditures	—	(2,521)	(52,583)	—	(55,104)
Cash paid for acquisitions, net of cash acquired	—	—	(1,080)	—	(1,080)
Purchases of investments	—	(5,246)	—	—	(5,246)
Proceeds from maturities of investments	15,000	73,500	—	—	88,500
Other investing activities	—	—	(87)	—	(87)

Net cash provided by (used in) investing activities	15,000	65,733	(53,750)	—	26,983

Cash flows from financing activities:
Net proceeds (costs) from issuance of debt	—	(850)	—	—	(850)
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	15,214	—	—	—	15,214
Payment of debt and capital lease obligations	—	(1,808)	(2)	—	(1,810)

Net cash (used in) provided by financing activities	15,214	(2,658)	(2)	—	12,554

Increase (decrease) in cash and cash equivalents	15,131	64,185	(322)	—	78,994
Cash and cash equivalents at beginning of period	681	223,116	(2,244)	—	221,553

Cash and cash equivalents at end of period	$15,812	$287,301	$(2,566)	$—	$300,547

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS—(Continued)

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(22,261)	$(22,261)	$(22,261)	$44,522	$(22,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,496	55,633	—	60,129
Intercompany change	15,429	(28,164)	57,257	(44,522)	—
Deferred debt issue, extinguishment costs and other	291	648	—	—	939
Stock based compensation	—	—	2,841	—	2,841
Changes in operating assets and liabilities	(3,568)	30,798	(58,452)	—	(31,222)

Net cash (used in) provided by operating activities	(10,109)	(14,483)	35,018	—	10,426

Cash flows from investing activities:
Capital expenditures	—	(805)	(37,141)	—	(37,946)
Purchases of investments	(9,876)	(151,199)	—	—	(161,075)
Proceeds from maturities of investments	10,000	139,792	—	—	149,792
Other investing activities	—	—	68	—	68

Net cash provided by (used in) investing activities
	124	(12,212)	(37,073)	—	(49,161)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,635	(110)	—	—	362,525
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	12,095	—	—	—	12,095
Payment of debt and capital lease obligations	—	(817)	(55)	—	(872)

Net cash provided by (used in) financing activities	374,730	(927)	(55)	—	373,748

Increase (Decrease) in cash and cash equivalents	364,745	(27,622)	(2,110)	—	335,013
Cash and cash equivalents at beginning of period	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of period	$365,590	$183,169	$(2,912)	$—	$545,847

TIME WARNER TELECOM INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of Time Warner Telecom Inc. and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected integration costs, integration plans, expected revenue mix, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, Modified EBITDA trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management's current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1A in “Risk Factors” in Part II and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments, our inability to successfully integrate the business of Xspedius Communications, LLC (“Xspedius”) into ours or our failure to achieve the expected benefits of the Xspedius merger. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading national provider of managed network solutions to a wide range of business customers and organizations. We deliver data, dedicated Internet access, and local and long distance voice services to our customers, which include, among others, enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, ILECs, competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

As of March 31, 2007, our fiber networks spanned 24,976 route miles directly connecting 7,689 buildings served entirely by our facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have also continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

TIME WARNER TELECOM INC.

From our formation until September 26, 2006, we had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten secondary offerings of 22.3 million shares and 43.5 million shares, respectively, of Class A common stock of the Company, which were converted from shares of Class B common stock to shares of Class A common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering to shares of Class A common stock. As a result, we have not had shares of Class B common stock outstanding since September 26, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings.

On October 31, 2006, we expanded our geographic coverage by acquiring Xspedius. Our consolidated result of operations, cash flows and financial position include those of Xspedius since the acquisition date.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our customer revenue mix by quarter in 2007 and 2006 breaks down as follows:

	For the Three Months Ended
	2006(1)				2007
	March 31,	June 30,	September 30,	December 31,	March 31,
Enterprise / End Users	60%	61%	61%	64%	67%
Carrier	35%	34%	34%	31%	29%
Intercarrier Compensation	5%	5%	5%	5%	4%

Total Revenue	100%	100%	100%	100%	100%

(1)	Our former Class B Stockholders are no longer related parties and as such we have reclassified revenue from these customers into their respective enterprise and carrier categories for all periods presented.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets;

•

Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based voice and data services, security, virtual private networks, managed services and developing future service applications to enhance our customers' voice and data networking ability. Revenue from data and Internet services for the three months ended March 31, 2007 grew 45% compared to the same period in 2006. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers, as evidenced by our acquisition of Xspedius;

•

Integrating our acquired operations by connecting our national IP and transport network, extending the Company’s full product suite to the acquired markets, integrating IT systems and back office systems and leveraging the increased local footprint to pursue increased sales opportunities; and

TIME WARNER TELECOM INC.

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies, preserve our liquidity and drive us towards profitability.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet. Revenue from enterprise customers represented 67% of our total revenue in the first quarter of 2007 as compared to 60% for the same period in 2006. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and offer additional data and Internet products and services that will be available in conjunction with the Ethernet and IP services our customers are buying from us today. In addition, our expanded market footprint resulting from the acquired operations provides for new growth opportunities for us to expand our customer reach and product portfolio into new markets. Our ability to increase the rate of revenue growth from enterprise customers will depend in part upon the success of initiatives we have implemented to improve customer retention, the success of new product offerings targeted at enterprise customers and our ability to compete for multi-location customers. In addition, we may experience fluctuations in revenue due to the timing of installations, seasonality, customer disputes, disconnections and other factors. In some cases, we are re-pricing our existing enterprise services in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue from carrier customers has been relatively stable despite growing consolidations in the industry, which has limited our revenue growth from those customers. Carrier revenue represented a smaller percentage of our total revenue at 29% in the first quarter of 2007 as compared to 35% for the same period in 2006 and has been declining in the past two quarters due to disconnections resulting from industry consolidations and because of the increasing proportion of our total revenue from enterprise customers. We continue to experience service disconnections from carriers and ISPs and expect continued disconnects related to industry consolidation, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing our existing carrier services in order to obtain extensions of existing contracts. This has created downward pressure on revenue growth from this customer base.

Intercarrier Compensation Revenue

Intercarrier compensation revenue consists of switched access and reciprocal compensation. Switched access represents the connection between a long distance carrier's point of presence and an end user's premises provided through our switching facilities. Beginning in 2001, Federal Communications Commission (“FCC”) regulation of CLECs’ interstate switched access charges has reduced our rates to parity with the rates of the ILEC in each of our service areas. We expect that switched access rates will continue to decline due to anticipated future rate reductions. Switched access revenue represented 3% and 4% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on its facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings. As a result of FCC mandated rate reductions and reduced traffic terminating to our ISP customers, we have experienced a decline in our reciprocal compensation revenue. Reciprocal compensation represented 1% of total revenue for both the three months ended March 31, 2007 and 2006. The outcome of pending FCC rulemaking proceedings are uncertain, but are more likely to result in a continuation of the downward trend in our intercarrier compensation revenue than in future increases.

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

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T will supply us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We have a similar three year agreement with AT&T for the former BellSouth service area that commenced in 2005 but are not subject to early termination penalties. However, we do not yet have similar agreements with the other ILECs and could be subject to significant price increases in the special access services we buy from these carriers.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, or price competition from other providers. Disconnects averaged 1.2% of monthly revenue for the three month period ended March 31, 2007, which is consistent with an average of 1.2% for 2006 and 2005, but significantly lower than 1.5% in 2004 and 2.0% in 2003. While we expect that some customers will continue to disconnect services for the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

Increasing consolidation in the telecommunications industry has occurred in recent years, and if any of our customers are acquired or merge, we may lose a portion of their business, which could be significant. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. The consolidation of AT&T, SBC and BellSouth has and may continue to result in the combined company buying less local transport service from us in SBC’s and BellSouth’s former local service areas in the long run. The impact of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. In addition, revenue from Cingular, which is a wholly owned subsidiary of AT&T, has been declining and is expected to further decline. Revenue from Cingular represented 2.2% of total revenue for the three months ended March 31, 2007 compared with 4.7% for the three months ended March 31, 2006. The merger of Verizon Communications and MCI Inc. has and may continue to result in MCI buying less local transport services from us in Verizon’s service areas. The impact of consolidation on Verizon revenue may be mitigated by selling new services to Verizon in locations outside its local service area. AT&T’s total purchases from us (excluding Cingular) in the former SBC and BellSouth territories, together with MCI’s (now Verizon) total purchases from us by in Verizon’s local territories, represents approximately 6% of our total revenue for the three months ended March 31, 2007, and we do not expect that the impact of these consolidations will materially affect our revenue over the next several years.

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

Our acquisition of Xspedius resulted in lower consolidated margins as a result of higher operating costs in relationship to revenue in the Xspedius acquired business and integration costs. To integrate the acquired operations, including our national IP and transport network and back office and other support systems, and to provide a common platform in which to offer our products and services in the acquired markets, we expect to incur approximately $15 to $20 million of costs in 2007 directly related to the integration of the acquired operations. These integration costs are in addition to capital expenditures that we expect to make in 2007 of $20 to $25 million directly related to integration. In addition, as we integrate the acquired operations we incur higher network access costs as we connect our national IP and transport networks and add higher bandwidth capacity in anticipation of grooming the acquired network. Various factors could result in differences in timing and the mix between expense and capital expenditures with respect to the anticipated integration spending. We also estimate that we will incur approximately $3 to $4 million in costs over the next three quarters related to the branding initiative associated with a change of our name (see “Name and Branding Change” below). We expect our consolidated Modified EBITDA margin to remain near current levels for the next two quarters, and expect our consolidated Modified EBITDA margin to grow from there to eventually reach pre-acquisition levels once our integration and branding activities are behind us.

Former Related Party Revenue and Expense

As a result of the secondary offering completed on September 26, 2006, the Class B Stockholders are no longer related parties. In the normal course of business, we have engaged in various transactions with affiliates of our former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. We provide network, data and Internet and voice services to affiliates of our former Class B Stockholders including Time Warner Cable, Time Warner Inc. and Bright House Networks, LLC. We do not expect the revenue generated from these entities to change materially because they are no longer related parties.

Since 1998, we have been party to a capacity license agreement with Time Warner Cable, an affiliate of one of our former Class B Stockholders, that provides us fiber capacity access to local rights-of-way and construction cost sharing until 2028. We have similar arrangements with Bright House Networks, LLC, an affiliate of Advance/Newhouse. These arrangements were not impacted by the Class B Stockholders’ sale of their shares of our common stock. We pay Time Warner Cable and Bright House negotiated fees for facility maintenance and reimburse them for our allocable share of pole rental costs on an ongoing basis. These maintenance and pole rental costs are included in our operating expenses. We believe that certain regulatory decisions regarding the pole rental rates that are passed through to us under the capacity license agreements pose a risk that our expense for these items could increase over time.

TIME WARNER TELECOM INC.

Name and Branding Change

We have amended our existing Trade Name License Agreement with Time Warner Inc. to extend the term of our license to use the name “Time Warner” until June 30, 2008. By that date we must change our name to TW Telecom or another name that does not include “Time Warner”. Prior to the amendment, the license would have expired on July 13, 2007. We are conducting a branding initiative to select a new name for our business and intend to continue to use the name “Time Warner Telecom” pursuant to the amended Trade Name License Agreement until we complete that initiative. Effective September 12, 2006, Time Warner Inc. granted us a perpetual license to use “TW Telecom” in our communications and related technologies and service business in North America.

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

Long-Lived Assets

Property, plant, and equipment are recorded at cost except for assets acquired through business acquisitions, which are recorded at fair value. Construction costs, labor, applicable overhead related to the development, installation, expansion of our networks, and interest costs related to construction are capitalized. Property, plant, and equipment are being depreciated over their estimated useful lives, primarily ranging from 3-20 years. The useful lives of our assets are estimates and actual in-service periods for specific assets could differ significantly from these estimates. Due to changes in technology and the competitive environment, these estimates require a significant amount of judgment. Management monitors and evaluates these estimates as circumstances change that may indicate a change in estimate is required. During the first quarter of 2007, we extended the depreciable life of our existing fiber from 15 years to 20 years to better reflect the economic utilization of those fiber assets. This change decreased depreciation expense by $4.9 million during the period.

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

TIME WARNER TELECOM INC.

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of our markets and our western U.S. long haul network. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary. No material changes have been made to our estimates since December 31, 2006.

Valuation of Acquired Assets and Liabilities

In connection with our acquisition of Xspedius on October 31, 2006, as required by FASB Statement No. 141, Business Combinations, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the closing of the merger, with the amounts exceeding the fair value recorded as goodwill. The preliminary fair values of the assets acquired and the liabilities assumed were determined using a cost approach, market approach or income approach. Under the cost approach, we have estimated the replacement cost of certain tangible assets and applied a depreciation factor to reflect economic deterioration. When appropriate, we have applied a market approach that utilizes available market rate information to assess fair value for specific tangible assets. Additionally, we have applied an income approach to value the business enterprise and certain intangible assets, which relies upon a discounted cash flow model that utilizes various estimates. These estimates include variables such as customer attrition rates, gross margin percentages, synergies, economic useful lives of tangible assets, capital replacement costs, and discount rates. Subsequent to March 31, 2007, we completed our valuation of tangible fixed assets which resulted in no material differences from the estimated values of tangible, intangible and goodwill as presented in our consolidated and condensed balance sheet as of March 31, 2007. However, we continue to assess our assets, liabilities and pre-acquisition contingencies and may adjust these during the allocation period.

Regulatory and Other Contingencies

We are subject to significant government regulation, some of which is uncertain due to legal challenges of existing rules. Such regulation is subject to different interpretations and inconsistent application, and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At March 31, 2007, our net deferred tax asset after a valuation allowance of $336.1 million was $58.8 million.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions approximate our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. No material changes have been made to our estimates since December 31, 2006.

TIME WARNER TELECOM INC.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the secondary offering by the Class B Stockholders in September 2006, we may have experienced such an ownership change during the three months ended September 30, 2006 that may limit our utilization of net operating losses. We evaluated the impact of these provisions on our financial statements and have concluded that the provisions do not have a material impact on our net deferred tax asset position as of March 31, 2007.

Revenue and Receivables

Our services are complex and our tariffs and contracts may be correspondingly complex and subject to interpretations causing disputes over billing. In addition, changes in and interpretations of regulatory rulings create uncertainty and may cause disputes over minutes of use, rates or other provisions of our service. As such, we defer recognition of revenue until cash is collected on certain of our components of revenue, such as contract termination charges. Switched access and reciprocal compensation revenue is recognized on an accrual basis except in those cases where the revenue is under dispute or at risk, in which case we defer recognition of the revenue until the outstanding issue is resolved. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our collection activities and our overall receivables management, our allowance for doubtful accounts as a percentage of gross receivables has improved from 19% as of December 31, 2005 to 15% at March 31, 2007.

Stock-Based Compensation

As of January 1, 2006, we adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term, and expected dividend yield.

Other Estimates

In addition, there are other accounting estimates reflected in our consolidated financial statements, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

TIME WARNER TELECOM INC.

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

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated and condensed financial statements and expressed as a percentage of total revenue. You should read this table together with our consolidated and condensed financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2007		2006
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Network services	$99,970	38%	$86,356	46%
Voice services	79,930	31	42,932	23
Data and Internet services	69,881	27	48,117	26
Intercarrier compensation	11,611	4	8,782	5

Total revenue	261,392	100	186,187	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (3)	117,380	45	70,058	38
Selling, general, and administrative (3)	72,473	28	53,962	29
Depreciation, amortization, and accretion	66,140	25	60,129	32

Total costs and expenses	255,993	98	184,149	99

Operating income	5,399	2	2,038	1
Interest expense	(23,462)	(9)	(28,694)	(15)
Interest income	4,539	2	4,395	2

Loss before income taxes	(13,524)	(5)	(22,261)	(12)
Income tax expense	285	—	—	—

Net loss	$(13,809)	(5)%	$(22,261)	(12)%

Basic and diluted loss per share	$(0.10)		$(0.19)

Weighted average shares outstanding, basic and diluted	143,768		118,231
Modified EBITDA (4)(5)(6)	$76,334	29%	$65,008	35%
Net cash provided by operating activities	$39,457		$10,426
Net cash provided by (used in) investing activities	$26,983		$(49,161)
Net cash provided by financing activities	$12,554		$373,748

(1)	Includes revenue resulting from transactions with affiliates of $4.2 million for the three months ended March 31, 2006.
(2)	Includes expenses resulting from transactions with affiliates of $2.2 million for the three months ended March 31, 2006.
(3)	Includes non-cash stock-based employee compensation of $0.9 million and $0.5 million in operating expenses for the three months ended March 31, 2007 and 2006, respectively, and $3.9 million and $2.4 million in selling, general, and administrative expenses for the three months ended March 31, 2007 and 2006, respectively.

TIME WARNER TELECOM INC.

(4)	“Modified EBITDA” is defined as net loss before depreciation, amortization, and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our senior notes differs from the definition of Modified EBITDA used in this table. The credit facility definition also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.
(5)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended March 31,
	2007	2006
	(amounts in thousands)
Net loss	$(13,809)	$(22,261)
Income tax expense	285	—
Interest income	(4,539)	(4,395)
Interest expense	23,462	28,694
Depreciation, amortization, and accretion	66,140	60,129
Non-cash stock-based compensation	4,795	2,841

Modified EBITDA	$76,334	$65,008

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

On October 31, 2006, we completed the acquisition of Xspedius. The results of operations, cash flows and financial position of the acquired operations are included in our consolidated financial statements for the quarter ended March 31, 2007. All amounts indicated are consolidated, including the results of the acquired operations, unless otherwise indicated.

Core operations are our operations excluding the results from the impact of the acquired business and related integration costs. Acquired operations are the results from our acquisition of Xspedius excluding integration costs. Both core and acquired operations exclude the impact of a reclassification of certain taxes and fees billed to customers and remitted to government authorities that are now presented on a gross versus net basis in revenue and operating expenses, which is reflected in the “Tax Reclass” column below.

	For the Three Months Ended March 31,					Year over Year Change		Year over Year Growth
	2007				2006
	Core Operations	Acquired Operations	Tax Reclass	Total Revenue	Total Revenue	Core Operations	Total Revenue	Core Operations	Total Revenue
	(amounts in millions)
Revenue
Network services	$85.0	$13.4	$1.6	$100.0	$86.4	$(1.4)	$13.6	-2%	16%
Voice services	47.0	31.7	1.2	79.9	42.9	4.1	37.0	10%	86%
Data and Internet services	62.3	7.6	—	69.9	48.1	14.2	21.8	30%	45%
Intercarrier Compensation	9.0	2.6	—	11.6	8.8	0.2	2.8	2%	32%

Total Revenue	$203.3	$55.3	$2.8	$261.4	$186.2	$17.1	$75.2	9%	40%

Revenue.    Total revenue increased $75.2 million, or 40%, to $261.4 million for the three months ended March 31, 2007, from $186.2 million for the comparable period in 2006. Contributing to the growth in revenue was the impact of our acquired operations and increased revenue in data and Internet from sales to enterprise customers. The growth in revenue included an increase of $17.1 million, or 9%, from our core operations for the three months ended March 31, 2007 as compared to the same period last year.

Data and Internet services revenue increased $21.8 million, or 45%, to $69.9 million for the three months ended March 31, 2007, from $48.1 million for the comparable period in 2006. The increase in data and Internet services primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales and the impact of our acquired operations. Data and Internet services revenue from our core operations increased $14.2 million, or 30%, as compared to the same period last year.

Revenue from network services increased $13.6 million, or 16%, to $100.0 million for the three months ended March 31, 2007 from $86.4 million for the comparable period in 2006. The increase in network services revenue was from our acquired operations slightly offset by a decline of $1.4 million, or 2%, year over year from our core operations. This decline reflects the loss of revenue from a wireless customer through consolidation within the industry. This wireless customer represented 2.2% of our total revenue for the three months ended March 31, 2007 as compared to 4.7% of our total revenue for the three months ended March 31, 2006. We expect further disconnects from this wireless customer as they continue grooming services from our network to their own local fiber assets.

Voice service revenue increased $37.0 million or 86%, to $79.9 million for the three months ended March 31, 2007 from $42.9 million for the comparable period in the preceding year. The increase was predominately from our acquired operations as well as growth in voice service revenue from core operations. Voice service revenue increased $4.1 million, or 10%, from core operations in the three months ended March 31, 2007 as compared to the same period last year reflecting growth in sales of bundled voice products.

Intercarrier compensation revenue, including reciprocal compensation and switched access, increased $2.8 million, or 32%, to $11.6 million for the three months ended March 31, 2007 from $8.8 million for the comparable period in 2006. The increase was predominately from the acquired operations. Intercarrier compensation revenue from our core operations was relatively flat year over year.

Operating Expenses.    Our operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services. These costs include the salaries and related expenses of operations and engineering personnel, costs of repairs and maintenance of our network, and costs paid to other carriers for facility leases and interconnection. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control costs. Operating expenses increased $47.3 million, or 68%, to $117.4 million for the three months ended March 31, 2007, from $70.1 million for the comparable period in 2006. The increase is primarily due to our acquired operations and related integration costs, revenue growth that contributed to higher direct costs associated with serving our customers and an increase in employee costs related to merit increases that normally occur in our first quarter. Operating expenses were 45% of total revenue for the three months ended March 31, 2007 as compared to 38% of total revenue for the same period in 2006. Our acquired operations have higher operating costs as a percentage of revenue compared with our core operations. The acquired operations were capital constrained prior to our acquisition and sold a higher proportion of off network services leased from other carriers that resulted in higher operating costs than our core operations. In addition, as we integrate the acquired operations we incur higher network access costs as we connect our national IP and transport networks and add higher bandwidth capacity in anticipation of grooming the acquired network. We expect that this grooming activity will result in lower relative costs and higher margins for the acquired operations after we complete the integration.

TIME WARNER TELECOM INC.

Selling, General, and Administrative Expenses.    Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $18.5 million, or 34%, to $72.5 million for the three months ended March 31, 2007, from $54.0 million for the comparable period in 2006. The change is primarily due to our acquired operations and related integration costs, an increase in employee compensation costs due to annual salary increases and higher commissions due to increased revenue. Selling, general, and administrative expenses were 28% of revenue for the three months ended March 31, 2007 as compared to 29% of revenue for the same period in 2006.

Depreciation, Amortization, and Accretion Expense.    Depreciation, amortization, and accretion expense increased $6.0 million, or 10%, to $66.1 million for the three months ended March 31, 2007, from $60.1 million for the comparable period in 2006. The increase was primarily attributable to additions to property, plant and equipment made during 2006 and 2007 as well as increased depreciation and amortization expense as a result of the acquired assets. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated and $4.9 million from the extension of the depreciable life of our fiber assets from 15 years to 20 years.

Interest Expense.    Interest expense decreased $5.2 million, or 18%, to $23.5 million for the three months ended March 31, 2007, from $28.7 million for the comparable period in 2006. The decrease is due to lower effective interest rates as a result of debt refinancings we completed in 2006. The decrease was somewhat offset by an increase in total debt as a result of the acquisition of Xspedius.

Interest Income.    Interest income increased $0.1 million, or 3%, to $4.5 million for the three months ended March 31, 2007, from $4.4 million for the comparable period in 2006. The slight increase is due to higher average interest rates offset by lower average cash, cash equivalent and investment balances.

Net Loss and Modified EBITDA.    Net loss decreased $8.5 million, or 38%, to $13.8 million, a loss of $.10 per share, for the three months ended March 31, 2007 from $22.3 million, a loss of $.19 per share, for the comparable period in 2006. The change primarily resulted from an increase in Modified EBITDA of $11.3 million and a decrease in interest expense, net of interest income, of $5.4 million from prior year refinancings. These increases were partially offset by higher depreciation expense of $6.0 million resulting from continued investment in capital expenditures somewhat offset by a change in estimated depreciable lives of our fiber assets, and an increase of $2.0 million in non-cash stock-based compensation. Modified EBITDA increased $11.3 million to $76.3 million, or 29% of revenue for the three months ended March 31, 2007, from $65.0 million, or 35% of revenue from the comparable period in 2006. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with our acquired operations and selling, installing and maintaining the services that constitute the higher revenue stream. The decrease in Modified EBITDA Margin was the result of higher operating costs in our acquired operations and related integration expenses and increased access costs as we add more capacity to our network in anticipation of grooming the acquired network.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, asset impairment charge, interest expense, interest income, investment gains and losses, income tax expense or benefit, cumulative effect of change in accounting principle, and, beginning in the first quarter of 2006, non-cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. See Note 5 to the table under “Results of Operations” for a reconciliation between net loss and Modified EBITDA.

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

At March 31, 2007, we had $1.4 billion of total debt and $305.9 million of cash and cash equivalents and short-term investments (net debt of $1.1 billion, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.4 billion of total debt and $309.5 million of cash and cash equivalents and short-term investments (net debt of $1.1 billion) at December 31, 2006. These components of cash flow are discussed more fully below.

Working capital, defined as current assets less current liabilities, was $144.8 million as of March 31, 2007, an increase of $14.6 million from December 31, 2006. Our working capital ratio, defined as current assets divided by current liabilities, was 1.55 as compared to 1.46 as of December 31, 2006. The increase is a result of Modified EBITDA and cash provided by financing activities (primarily proceeds from the issuance of common stock upon exercise of stock options) exceeding net interest expense and capital expenditures.

Cash Flow Activity

Cash and cash equivalents were $300.5 million and $221.6 million as of March 31, 2007 and December 31, 2006, respectively. In addition, we had investments of $5.3 million and $87.9 million as of March 31, 2007 and December 31, 2006, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Three months ended March 31,
	2007	2006
	(amounts in thousands)
Cash provided by operating activities	$39,457	$10,426
Cash provided by (used in) investing activities	26,983	(49,161)
Cash provided by financing activities	12,554	373,748

Increase in cash and cash equivalents	$78,994	$335,013

TIME WARNER TELECOM INC.

Operations.    Cash provided by operating activities was $39.5 million for the three months ended March 31, 2007 compared to cash provided by operating activities of $10.4 million for the same period in 2006. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, as described above, and changes in working capital, primarily due to lower interest payments due to lower average rates and a change in the timing of interest payments as a result of the refinancings in 2006. The changes in components of working capital are subject to wide fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing.    Cash provided by investing activities was $27.0 million for the three months ended March 31, 2007 compared to cash used in investing activities of $49.2 million for the same period in 2006. The change is primarily a result of higher net proceeds from maturities of investments during 2007. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Capital expenditures in the three months ended March 31, 2007 were $55.1 million, the majority of which were used to expand our networks in our existing markets and to reach new customer buildings, compared to $37.9 million in the three months ended March 31, 2006.

Financing.    Cash provided by financing activities was $12.6 million for the three months ended March 31, 2007, primarily related to proceeds from the exercise of stock options and purchases of Class A common stock under our employee stock purchase plan. Cash provided by financing activities was $373.7 million for the three months ended March 31, 2006, primarily related to net proceeds from the issuance of the Convertible Debentures as well as proceeds from the exercise of stock options. This cash provided by financing was used in May 2006 to redeem $400 million principal amount of 10 1/8% Senior Notes as described below.

During the past two years, we have refinanced several of our debt instruments to improve our effective interest costs and to extend the nearest debt maturities. In 2006, our financing and refinancing activity consisted of:

•	Issuance in March 2006 of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”);

•	Redemption in May 2006 of the entire $400 million principal amount of 10 1/8% Senior Notes due February 2011 at a redemption price of 105.063% plus accrued interest; and

•

Execution in October 2006 of a $700 million senior secured credit facility (“Credit Facility”) consisting of a $600 million Term Loan B (“new Term Loan”) due 2013, which was fully drawn in October 2006, to repay our outstanding $200 million Term Loan B, to redeem in November 2006 our $240 million principal amount Second Priority Senior Secured Floating Rate Notes due February 2001 and partially finance the cash portion of the consideration for the Xspedius acquisition, and a $100 million revolving credit facility (“new Revolver”) due October 2011, which remains undrawn and replaced our existing revolver.

In 2005, our financing and refinancing activity consisted of:

•	Issuance in February 2005 of an additional $200 million amount of 9 1/4% Senior Notes due February 15, 2014;

•	Redemption in March 2005 of $200 million of 9 3/4% Senior Notes due 2008 at a redemption price of 103.25% plus accrued interest;

•	Execution in November 2005 of a $200 million Term Loan B Facility and subsequent draw down in December 2005; and

•	Redemption in December 2005 of the remaining $200 million principal amount of 9 3/4% Senior Notes due 2008 at a redemption price of 101.625% plus accrued interest.

After completion of these activities, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014, $373.8 million principal amount of Convertible Debentures due 2026, the $600 million new Term Loan due 2013 and the undrawn $100 million new Revolver maturing 2011. Significant terms of our outstanding indebtedness are detailed below:

TIME WARNER TELECOM INC.

•

The $400 million principal amount of 9 1/4% Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of our wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”), guaranteed by us and our and Holdings’ restricted subsidiaries. Interest is payable semi-annually on February 15 and August 15. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Aggregate annual interest payments on the 2014 Notes are $37.0 million. The 2014 Notes are governed by an indenture that contains certain restrictive covenants and in certain circumstances may accelerate payment of the 2014 Notes. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at March 31, 2007.

•

The $373.8 million principal amount of 2 3/8% Convertible Debentures due 2026 were issued on March 29, 2006, and are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to convert the debentures into shares of our Class A common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, we will have the right to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and shares of Class A common stock. Aggregate annual interest payments on the Convertible Debentures are approximately $8.9 million. As of March 31, 2007, none of the holders has converted the Convertible Debentures into Class A common stock.

•

The $700 million Credit Facility closed on October 6, 2006 consists of a $600 million new Term Loan maturing in January 2013 and a $100 million revolving credit facility maturing in October 2011. Holdings drew $200 million on the new Term Loan on October 6, 2006, and drew the remaining $400 million on the new Term Loan on October 31, 2006. The new Term Loan is a secured obligation, on a first lien basis, of Holdings. The new Term Loan is guaranteed by us and our Holdings’ subsidiaries, including Xspedius and its subsidiaries. Repayments on the new Term Loan are due quarterly on the last day of each quarter beginning March 31, 2007 in an amount equal to  1/4 of 1%, or $1.5 million, of the aggregate principal amount with the balance payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, after giving effect to an amendment on February 15, 2007 that reduced the interest rate by 25 basis points. Interest will be reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at March 31, 2007, the rate was 7.3% and aggregate annual interest payments on $598.5 million of outstanding borrowings would be $43.7 million. The new Revolver is secured and guaranteed in the same manner as the new Term Loan and is presently undrawn. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. The credit agreement for the new Term Loan contains essentially the same restrictions as the 2014 Notes. The new Revolver contains certain additional restrictions, as well as certain financial covenants that we must comply with if we draw on the new Revolver. We were in compliance with these covenants as of March 31, 2007.

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and Credit Facility as of March 31, 2007. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

TIME WARNER TELECOM INC.

Capital Expenditures and Requirements

Our total capital expenditures were $55.1 million for the three months ended March 31, 2007 compared to $37.9 million for the same period in 2006. We incur capital expenditures to develop and expand our network, products and systems. Approximately 83% and 88% of capital expenditures were success based for the three months ended March 31, 2007 and 2006, respectively. Success based spending consists of short-to-medium term capital expenditures made primarily to drive near term revenue producing activities including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. For 2007, we expect capital expenditures, excluding integration investments, to be approximately $230 to $250 million, which we expect will be used to primarily fund growth opportunities. Additionally, we also expect to invest $20 to $25 million of capital expenditures to integrate our acquired operations. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

Our ability to draw upon the available commitments under the new Revolver is subject to compliance with all of the covenants contained in the Credit Facility and our continued ability to make certain representations and warranties. In the case of the new Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures, that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the new Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the new Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

TIME WARNER TELECOM INC.

A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA and cause our failure to meet the required minimum ratios. Although we currently believe that we will continue to be in compliance with the applicable covenants, factors outside our control, including deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunications companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors, could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the new Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required Modified EBITDA levels or to enhance liquidity.

The new Revolver and new Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The new Revolver and new Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of our other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the new Revolver and new Term Loan may require a prepayment if a change of control occurs as defined in the credit agreement for the new Revolver and new Term Loan. If we do not comply with the covenants, we would not be able to draw funds under the new Revolver or the lenders could cancel the new Revolver unless the respective lenders agree to further modify the covenants. We could potentially be subject to an acceleration of the repayment date if we have borrowed under the facilities and are in default under the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

Commitments.    Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following table provides information at March 31, 2007 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates. These investment securities will mature within one year.

2007 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$713
Weighted average interest rate	5.2%
Commercial paper and corporate debt securities	$304,476
Weighted average interest rate	5.3%

At March 31, 2007, the fair values of our fixed rate 9 1/4% Senior Notes due 2014 and our 2 3/8% Convertible Debentures due 2026 were approximately $427 million and $488 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on the same date. These securities have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Interest on the new Term Loan varies based on a specified Eurodollar rate. Based on the $598.5 million outstanding balance as of April 30, 2007, a one-percent change in the applicable rate would change the amount of interest paid by $6.0 million annually.

Item 4.	Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TIME WARNER TELECOM INC.

Part II

Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 1A.	Risk Factors

We will discontinue the use of the “Time Warner” name, which may adversely affect us.

We use the name Time Warner Telecom under the terms of a Trade Name License with Time Warner Inc. On May 1, 2007 we extended the expiration date from July 13, 2007 to June 30, 2008, or earlier upon the occurrence of certain events. We are conducting a branding initiative to select a new name for our business. We have authorization to change our corporate name (and amend our Restated Certificate of Incorporation) to “TW Telecom Inc.” under the terms of an amendment to our Restated Certificate of Incorporation that was approved by our Board of Directors and a majority of our outstanding voting power on September 26, 2006, and must do so by July 2007 unless the former Class B Stockholders approve an extension. We intend to continue to conduct business under “Time Warner Telecom” pursuant to the amended Trade Name License until we complete our branding initiative. As a result of our branding initiative, we could in the future adopt a different business name or seek to change our corporate name by amending our Restated Certificate of Incorporation. Although we believe that separate branding from Time Warner may be beneficial to our business and may, for example, eliminate previous confusion in markets also served by Time Warner Cable, the impact of a name change away from the well-established “Time Warner” name is uncertain and could be adverse.

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

TIME WARNER TELECOM INC.

Date: May 10, 2007	BY:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.4	–	Agreement and Plan of Merger by and among Time Warner Telecom Inc., XPD Acquisition LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp. dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

3.1	–	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 13, 2006)*

3.2	–	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*

4.1	–	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2	–	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3	–	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4	–	Credit Agreement dated October 6, 2006 between Time Warner Telecom, Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

31.1	–	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference