Form 10-Q
period 2007-06-30
TIME WARNER TELECOM INC
filed 2007-08-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of Time Warner Telecom Inc.’s common stock as of July 31, 2007 was:

Time Warner Telecom Inc. common stock – 145,066,987 shares

TIME WARNER TELECOM INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$211,141	$221,553
Investments	88,043	87,900
Receivables, less allowances of $11,852 and $13,182, respectively	75,165	73,923
Prepaid expenses and other current assets	25,132	18,504
Deferred income taxes	10,506	12,793

Total current assets	409,987	414,673

Property, plant, and equipment	2,904,088	2,771,631
Less accumulated depreciation	(1,603,951)	(1,477,519)

	1,300,137	1,294,112

Deferred income taxes	48,244	45,957
Goodwill	409,841	405,638
Intangible assets, net of accumulated amortization	56,510	69,454
Other assets, net of accumulated amortization	23,123	23,403

Total assets	$2,247,842	$2,253,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,587	$41,388
Deferred revenue	24,411	22,582
Accrued taxes, franchise and other fees	80,336	78,795
Accrued interest	17,253	16,984
Accrued payroll and benefits	30,634	34,688
Accrued carrier costs	39,954	49,806
Current portion debt and capital lease obligations (note 3)	6,623	6,679
Other current liabilities	33,997	33,584

Total current liabilities	276,795	284,506

Long-term debt and capital lease obligations (note 3)	1,373,042	1,375,958
Long-term deferred revenue	20,640	20,357
Other long-term liabilities	19,928	19,768

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 and 277,300,000 shares authorized as of June 30, 2007 and December 31, 2006, respectively, 144,887,480 and 142,814,844 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,449	1,428
Class B common stock, $0.01 par value, 0 and 162,500,000 shares authorized as of June 30, 2007 and December 31, 2006, repectively, no shares issued and outstanding	—	—
Additional paid-in capital	1,592,705	1,564,543
Accumulated deficit	(1,036,717)	(1,013,323)

Total stockholders’ equity	557,437	552,648

Total liabilities and stockholders' equity	$2,247,842	$2,253,237

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(amounts in thousands, except per share amounts)
Revenue (a):
Network services	$97,590	$86,436	$197,560	$172,792
Voice services	80,295	44,647	160,225	87,579
Data and Internet services	78,540	51,458	148,421	99,575
Intercarrier compensation	11,593	8,757	23,204	17,539

Total revenue	268,018	191,298	529,410	377,485

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	115,067	69,371	232,447	139,429
Selling, general, and administrative	75,624	55,814	148,097	109,776
Depreciation, amortization, and accretion	68,605	62,367	134,745	122,496

Total costs and expenses	259,296	187,552	515,289	371,701

Operating income	8,722	3,746	14,121	5,784

Interest expense	(22,709)	(24,468)	(46,171)	(53,162)
Debt extinguishment costs	—	(25,777)	—	(25,777)
Interest income	4,547	6,094	9,086	10,489

Loss before income taxes	(9,440)	(40,405)	(22,964)	(62,666)

Income tax expense	145	7	430	7

Net loss	$(9,585)	$(40,412)	$(23,394)	$(62,673)

Net loss per common share, basic and diluted.	$(0.07)	$(0.34)	$(0.16)	$(0.53)

Weighted average shares outstanding, basic and diluted	144,736	120,069	144,254	119,155

(a) Includes revenue and expenses resulting from transactions with affiliates (note 4):
Revenue	$—	$4,208	$—	$8,359

Operating	$—	$1,716	$—	$3,434

Selling, general, and administrative	$—	$453	$—	$973

(b) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$858	$492	$1,710	$981

Selling, general, and administrative	$4,792	$2,966	$8,735	$5,318

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(23,394)	$(62,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	134,745	122,496
Stock-based compensation	10,445	6,298
Amortization of deferred debt issue costs and other	1,157	27,592
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(4,759)	(7,318)
Accounts payable, deferred revenue and other liabilities	(8,203)	(26,036)

Net cash provided by operating activities	109,991	60,359

Cash flows from investing activities:
Capital expenditures	(133,231)	(88,324)
Cash paid for acquisitions, net of cash acquired	(1,618)	—
Purchases of investments	(92,678)	(278,814)
Proceeds from maturities of investments	93,845	268,392
Other investing activities	(235)	105

Net cash used in investing activities	(133,917)	(98,641)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	17,738	18,189
Net proceeds (costs) from issuance of debt	(850)	362,366
Retirement of debt obligations	—	(420,252)
Payment of debt and capital lease obligations	(3,374)	(2,029)

Net cash provided by (used in) financing activities	13,514	(41,726)

Decrease in cash and cash equivalents	(10,412)	(80,008)
Cash and cash equivalents at beginning of period	221,553	210,834

Cash and cash equivalents at end of period	$211,141	$130,826

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,889	$66,855

Cash paid for debt extinguishment costs	$—	$20,252

Addition of capital lease obligation	$455	$379

See accompanying notes.

TIME WARNER TELECOM INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007

(Unaudited)

	Stock				Additional paid-in Capital	Accumulated deficit	Total stockholders' equity
	Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2007	142,815	$1,428	—	$—	$1,564,543	$(1,013,323)	$552,648

Net loss and comprehensive loss	—	—	—	—	—	(23,394)	(23,394)

Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	2,063	20	—	—	17,718	—	17,738
Stock based compensation	9	1	—	—	10,444	—	10,445

Balance at June 30, 2007	144,887	$1,449	—	$—	$1,592,705	$(1,036,717)	$557,437

See accompanying notes.

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

From the Company’s formation until September 26, 2006, the Company had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten secondary offerings of 22,310,000 shares and 43,544,158 shares, respectively, of Class A common stock of the Company, which were converted from shares of Class B common stock to shares of Class A common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering to shares of Class A common stock. As a result, the Company has not had shares of Class B common stock outstanding since September 26, 2006. The Company did not receive any proceeds from the offerings nor did the Company’s total shares outstanding change as a result of the offerings. In June 2007, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, which eliminated references to Class A and Class B common stock. As a result, no shares of Class B common stock were authorized as of June 30, 2007 and Class A common stock authorized and outstanding as of December 31, 2006 are classified as common stock as of June 30, 2007.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On October 31, 2006, the Company completed the acquisition of Xspedius Communications, LLC (“Xspedius”). Xspedius’ results of operations, cash flows and financial position are included in the consolidated financial statements from the date of acquisition.

Change in Accounting Estimate

During the first quarter of 2007, the Company evaluated the depreciable life used for fiber assets and determined that to better reflect the economic utilization of those fiber assets the lives were extended from 15 years to 20 years, or the lease term, if shorter, for leased fiber assets. This change in estimate, effective as of January 1, 2007, was accounted for prospectively, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. This change lowered depreciation expense and reduced net loss by $4.7 million, or approximately $0.03 per share, for the three months ended June 30, 2007 and $9.6 million, or approximately $0.07 per share, for the six months ended June 30, 2007.

Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance was effective beginning on January 1, 2007. The Company’s adoption of this pronouncement is addressed below in “Revenue”.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Tax Positions- an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on technical merits of the position. The adoption of FIN 48 did not have an impact on the Company’s retained earnings, results of operations or net income.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS 157 effective January 1, 2008 on a prospective basis. The Company is currently evaluating the impact of this new standard on its future results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its financial position and results of operations.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investments

Marketable debt securities, included in cash and cash equivalents and investments, are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, which was $310.8 million and $308.7 million at June 30, 2007 and December 31, 2006, respectively. The fair value of marketable debt securities is not materially different than the amortized cost.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $11.9 million, or 14% of gross receivables, at June 30, 2007, and $13.2 million, or 15% of gross receivables, at December 31, 2006.

Revenue

The Company's revenue is derived primarily from business communications services. Network services transmit voice, data and images as well as enable transmission for storage, using state-of-the-art fiber optics. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and voice over Internet protocol (“VoIP”). Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the connection between a long distance carrier's point of presence and an end-user's premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) regulates interstate switched access rates. Reciprocal compensation represents compensation from local exchange carriers (''LECs'') for local exchange traffic originated on another LEC’s facilities and terminated on the Company's facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings.

The Company's customers are principally enterprise organizations in the health care, finance, higher education, manufacturing and hospitality industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and long distance is generally billed on a transactional basis in arrears determined by customer usage with some fixed rate elements. The transactional elements of voice services are billed in arrears and estimates are used to recognize revenue in the period earned.

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a customer files a billing dispute, revenue is not recognized until the dispute is resolved.

Pursuant to EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. Beginning January 1, 2007 with the adoption of EITF 06-3, the Company added additional fees billed to customers and remitted to government authorities in its classification of gross versus net which resulted in an increase to revenue and expense of $4.2 million and $7.0 million in the consolidated statement of operations for the three and six month period ended June 30, 2007, respectively. Prior periods

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

were not reclassified as the effect would not be material. The total amount classified as revenue associated with such fees was approximately $8.1 million and $3.4 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $14.3 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively, including the above increase.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for an aggregate of 26% and 31% of the Company’s total consolidated revenue for the six months ended June 30, 2007 and 2006, respectively. No customer accounted for 10% or more of total revenue for the six months ended June 30, 2007 or 2006.

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services but exclude depreciation, amortization and accretion, which is reported separately. These costs include the salaries and related benefits and expenses, including stock-based compensation, of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain the Company’s network, costs paid to other carriers to carry a portion of the Company’s traffic and to interconnect the Company’s networks and for facility leases.

Income Taxes

As of June 30, 2007, the Company had a deferred tax asset of $58.8 million, net of a valuation allowance of $338.1 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

At June 30, 2007, the Company had net operating losses for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2027.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the secondary offering by the Class B Stockholders in September 2006, the Company may have experienced such an ownership change during the three months ended September 30, 2006 which may limit the Company’s utilization of its net operating losses. The Company has evaluated the impact of these provisions on its financial statements and has concluded that the provisions do not have a material impact on the Company’s net deferred tax asset position as of June 30, 2007.

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s asset retirement obligations were $16.5 million and $15.8 million as of June 30, 2007 and December 31, 2006, respectively, and are included as a component of other long-term liabilities in the accompanying consolidated balance sheet.

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

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Stock options to purchase shares of the Company’s common stock, restricted stock units for common stock to be issued upon vesting and convertible debt subject to conversion to the Company’s common stock totaled 33.5 million and 37.0 million shares at June 30, 2007 and 2006, respectively. These shares were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the six months ended June 30, 2007 and 2006, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $10.68 and $10.71 for the six months ended June 30, 2007 and 2006, respectively, with the following weighted-average assumptions:

	Six months ended June 30,
	2007	2006
Expected volatility	59%	100%
Risk-free interest rate	4.6%	5.0%
Dividend yield.	0%	0%
Expected term.	4 years	4 years

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

As of June 30, 2007, there was $30.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

2. Acquisition

On October 31, 2006, the Company acquired Xspedius through a merger with a wholly owned subsidiary of the Company for an initial total purchase price of $552.7 million, including the payments of $216 million in cash and 18,249,428 shares of the Company’s common stock valued at $326.9 million at closing and the assumption of certain liabilities. As of June 30, 2007, the resolution of a final working capital adjustment of $4.5 million and adjustments to severance and other directly related costs resulted in a net decrease in purchase price of $4.3 million to $548.3 million.

The assets acquired and liabilities assumed of Xspedius are based on a preliminary valuation as of the date of the merger. Changes to the initial purchase price allocations for Xspedius have occurred, and will continue to occur through the allocation period, based on further analysis. The Company is continuing to evaluate certain assets, liabilities and pre-acquisition contingencies. The following table summarizes changes to the initial allocation of fair value of the assets acquired and liabilities as of the October 31, 2006 acquisition date:

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Allocation at acquisition date	Purchase price adjustments	Allocation as of 6/30/07
	(amounts in thousands)
Assets acquired
Cash and other current assets	$29,893	$(76)	$29,817
Property, plant and equipment	127,728	1,219	128,947
Intangible assets subject to amortization	71,003	(8,012)	62,991
Other	916	—	916
Goodwill	378,865	4,203	383,068

Total assets acquired	608,405	(2,666)	605,739

Liabilities assumed
Accounts payable and other current liabilities	(50,038)	(1,663)	(51,701)
Other long term liabilities	(5,705)	—	(5,705)

Total liabilities assumed	(55,743)	(1,663)	(57,406)

Purchase price	$552,662	$(4,329)	$548,333

In connection with the acquisition, the Company recorded severance and severance-related costs in the allocation of the cost of the acquisition in accordance with the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The following table summarizes the Company’s utilization of severance-related accruals for the six months ended June 30, 2007:

	December 31, 2006	Purchase Price Accruals	Payments/ Adjustments	June 30, 2007
	(amounts in thousands)
Severance and severance-related costs	$1,408	$166	$(1,416)	$158

3. Long-Term Debt and Capital Lease Obligations

	June 30, 2007	December 31, 2006
	(amounts in thousands)
Term Loan B, due 2013.	$597,000	$600,000
9 1/4% Senior Notes, due 2014.	400,000	400,000
2.375% Convertible Senior Debentures, due 2026.	373,750	373,750
Capital lease obligations.	8,547	8,491

Total obligations.	1,379,297	1,382,241

Unamortized premium.	368	396
Current portion.	(6,623)	(6,679)

Total long-term obligations	$1,373,042	$1,375,958

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2006, the Company’s wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”) had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and its subsidiaries and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium relating to the 2014 Notes, was $18.9 million and $19.0 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the fair market value of the $400 million of 2014 Notes was approximately $422 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

On March 29, 2006, the Company completed an offering of $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Interest expense, including amortization of deferred debt issuance costs, was $4.7 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, none of the holders has converted any Convertible Debentures into common stock. At June 30, 2007, the fair market value of the $373.8 million of the Convertible Debentures was approximately $469 million. The Convertible Debentures have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

On October 6, 2006, Holdings closed a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and a $100 million revolving credit facility (the “Revolver”) maturing in October 2011. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and its and Holdings’ subsidiaries. On October 6, 2006, Holdings drew $200 million on the Term Loan to extinguish its existing Term Loan. On October 31, 2006, Holdings drew the remaining $400 million on the Term Loan. Repayments of the Term Loan are due quarterly in an amount equal to  1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. On February 15, 2007, the Term Loan was amended to reduce the interest rate by 25 basis points resulting in a rate based on a specified Eurodollar rate plus 1.75% to 2.0%. Interest will be reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at June 30, 2007, the rate was 7.4% and interest expense, including amortization of deferred debt issuance costs relating to the Term Loan, was $23.0 million for the six months ended June 30, 2007.

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. As of June 30, 2007, the Revolver was undrawn. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $316,000 for the six months ended June 30, 2007.

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

As of June 30, 2007, the Company and Holdings were in compliance with all of their covenants.

4. Transactions with Former Related Parties

As a result of the secondary offering completed on September 26, 2006, the Class B Stockholders are no longer related parties. In the normal course of business, the Company has engaged in various transactions with affiliates of the former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. Information is reported only for the three and six months ended June 30, 2006 because the Class B Stockholders were not related parties in 2007.

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

6. Supplemental Guarantor Information

On February 20, 2004, Holdings (“Issuer”) issued $200 million principal amount of 9  1/4% Senior Notes due 2014 (the “2014 Notes”). On February 9, 2005, Holdings issued an additional $200 million principal amount of the 2014 Notes. The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and its subsidiaries and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer's cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. Under certain circumstances, contractual and legal restrictions, as well as the Company’s financial condition and operating requirements and those of the Company’s subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2007 and 2006, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2007 and 2006.

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,111	$199,350	$(4,320)	$—	$211,141
Investments	3,954	84,089	—	—	88,043
Receivables, net	—	—	75,165	—	75,165
Prepaid expenses and other current assets	3,878	12,494	8,760	—	25,132
Deferred income taxes	—	10,506	—	—	10,506

Total current assets	23,943	306,439	79,605	—	409,987

Property, plant and equipment, net	—	29,533	1,270,604	—	1,300,137

Deferred income taxes	—	48,244	—	—	48,244
Goodwill	—	—	409,841	—	409,841
Other assets, net of accumulated amortization	10,633	11,566	57,434	—	79,633

Total assets	$34,576	$395,782	$1,817,484	$—	$2,247,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$381	$43,206	$—	$43,587
Other current liabilities	2,411	47,191	183,606	—	233,208
Intercompany payable (receivable)	(1,800,279)	(716,308)	2,516,587	—	—

Total current liabilities	(1,797,868)	(668,736)	2,743,399	—	276,795

Losses in subsidiary in excess of investment	901,257	1,094,528	—	(1,995,785)	—
Long-term debt and capital lease obligations	373,750	991,665	7,627	—	1,373,042
Long-term deferred revenue	—	—	20,640	—	20,640
Other long-term liabilities	—	2,789	17,139	—	19,928

Stockholders’ equity (deficit)	557,437	(1,024,464)	(971,321)	1,995,785	557,437

Total liabilities and stockholders’ equity (deficit)	$34,576	$395,782	$1,817,484	$—	$2,247,842

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$268,018	$—	$268,018

Costs and expenses:
Operating, selling, general and administrative	—	38,705	151,986	—	190,691
Depreciation, amortization and accretion	—	3,564	65,041	—	68,605
Corporate expense allocation	—	(42,269)	42,269	—	—

Total costs and expenses	—	—	259,296	—	259,296

Operating income	—	—	8,722	—	8,722

Interest expense, net	(2,101)	(12,347)	(3,714)	—	(18,162)
Interest expense allocation	2,101	12,347	(14,448)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(9,440)	—	(9,440)
Income tax expense	—	—	145	—	145

Net loss before equity in undistributed losses of subsidiaries	—	—	(9,585)	—	(9,585)

Equity in undistributed losses of subsidiaries	(9,585)	(9,585)	—	19,170	—

Net loss	$(9,585)	$(9,585)	$(9,585)	$19,170	$(9,585)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$191,298	$—	$191,298

Costs and expenses:
Operating, selling, general and administrative	—	32,872	92,313	—	125,185
Depreciation, amortization and accretion	—	4,557	57,810	—	62,367
Corporate expense allocation	—	(37,429)	37,429	—	—

Total costs and expenses	—	—	187,552	—	187,552

Operating income	—	—	3,746	—	3,746

Interest expense, net	(3,963)	(11,415)	(2,996)	—	(18,374)
Debt extinguishment costs	(25,777)	—	—	—	(25,777)
Interest expense allocation	29,740	11,415	(41,155)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(40,405)	—	(40,405)
Income tax expense	—	7	—	—	7

Net loss before equity in undistributed losses of subsidiaries	—	(7)	(40,405)	—	(40,412)

Equity in undistributed losses of subsidiaries	(40,412)	(40,405)	—	80,817	—

Net loss	$(40,412)	$(40,412)	$(40,405)	$80,817	$(40,412)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$529,410	$—	$529,410

Costs and expenses:
Operating, selling, general and administrative	—	75,976	304,568	—	380,544
Depreciation, amortization and accretion	—	7,381	127,364	—	134,745
Corporate expense allocation	—	(83,357)	83,357	—	—

Total costs and expenses	—	—	515,289	—	515,289

Operating income	—	—	14,121	—	14,121

Interest expense, net	(4,252)	(25,565)	(7,268)	—	(37,085)
Interest expense allocation	4,252	25,565	(29,817)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(22,964)	—	(22,964)
Income tax expense	—	—	430	—	430

Net loss before equity in undistributed losses of subsidiaries	—	—	(23,394)	—	(23,394)

Equity in undistributed losses of subsidiaries	(23,394)	(23,394)	—	46,788	—

Net loss	$(23,394)	$(23,394)	$(23,394)	$46,788	$(23,394)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$377,485	$—	$377,485

Costs and expenses:
Operating, selling, general and administrative	—	70,992	178,213	—	249,205
Depreciation, amortization and accretion	—	9,052	113,444	—	122,496
Corporate expense allocation	—	(80,044)	80,044	—	—

Total costs and expenses	—	—	371,701	—	371,701

Operating income	—	—	5,784	—	5,784

Interest expense, net	(14,060)	(23,158)	(5,455)	—	(42,673)
Debt extinguishment costs	(25,777)	—			(25,777)
Interest expense allocation	39,837	23,158	(62,995)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(62,666)	—	(62,666)
Income tax expense	—	7	—	—	7

Net loss before equity in undistributed losses of subsidiaries	—	(7)	(62,666)	—	(62,673)

Equity in undistributed losses of subsidiaries	(62,673)	(62,666)	—	125,339	—

Net loss	$(62,673)	$(62,673)	$(62,666)	$125,339	$(62,673)

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(23,394)	$(23,394)	$(23,394)	$46,788	$(23,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	7,381	127,364	—	134,745
Intercompany change	3,938	(11,943)	54,793	(46,788)	—
Deferred debt issue, extinguishment costs and other	283	866	8	—	1,157
Stock based compensation	—	—	10,445	—	10,445
Changes in operating assets and liabilities	5,812	26,212	(44,986)	—	(12,962)

Net cash provided by (used in) operating activities	(13,361)	(878)	124,230	—	109,991

Cash flows from investing activities:
Capital expenditures	—	(8,795)	(124,436)	—	(133,231)
Cash paid for acquisitions, net of cash acquired	—	—	(1,618)	—	(1,618)
Purchases of investments	(3,947)	(88,731)	—	—	(92,678)
Proceeds from maturities of investments	15,000	78,845	—	—	93,845
Other investing activities	—	2	(237)	—	(235)

Net cash provided by (used in) investing activities	11,053	(18,679)	(126,291)	—	(133,917)

Cash flows from financing activities:
Net proceeds (costs) from issuance of debt	—	(850)	—	—	(850)
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	17,738	—	—	—	17,738
Payment of debt and capital lease obligations	—	(3,359)	(15)	—	(3,374)

Net cash (used in) provided by financing activities	17,738	(4,209)	(15)	—	13,514

Increase (decrease) in cash and cash equivalents	15,430	(23,766)	(2,076)	—	(10,412)
Cash and cash equivalents at beginning of period	681	223,116	(2,244)	—	221,553

Cash and cash equivalents at end of period	$16,111	$199,350	$(4,320)	$—	$211,141

TIME WARNER TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TIME WARNER TELECOM INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,673)	$(62,673)	$(62,666)	$125,339	$(62,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	9,052	113,444	—	122,496
Intercompany change	46,503	(83,245)	162,081	(125,339)	—
Deferred debt issue and extinguishment costs	26,305	1,287	—	—	27,592
Stock based compensation	—	—	6,298	—	6,298
Changes in operating assets and liabilities	24,534	79,590	(137,478)	—	(33,354)

Net cash (used in) provided by operating activities	34,669	(55,989)	81,679	—	60,359

Cash flows from investing activities:
Capital expenditures	—	(4,240)	(84,084)	—	(88,324)
Purchases of investments	(24,615)	(254,199)	—	—	(278,814)
Proceeds from maturities of investments	29,100	239,292	—	—	268,392
Other investing activities	—	23	82	—	105

Net cash provided by (used in) investing activities	4,485	(19,124)	(84,002)	—	(98,641)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,483	(117)	—	—	362,366
Repayment of debt obligations	—	(1,000)	—	—	(1,000)
Retirement of debt obligations	(420,252)	—	—	—	(420,252)
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	18,189	—	—	—	18,189
Payment of capital lease obligations	—	(747)	(282)	—	(1,029)

Net cash provided by (used in) financing activities	(39,580)	(1,864)	(282)	—	(41,726)

Increase (Decrease) in cash and cash equivalents	(426)	(76,977)	(2,605)	—	(80,008)
Cash and cash equivalents at beginning of year	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of year	$419	$133,814	$(3,407)	$—	$130,826

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, in Item 1A in “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, economic downturn, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments, our inability to successfully integrate the business of Xspedius Communications, LLC (“Xspedius”) into ours or our failure to achieve the expected benefits of the Xspedius merger. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of June 30, 2007, our fiber networks spanned 25,246 route miles directly connecting 7,884 buildings served entirely by our facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have also continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet connections for customers and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

TIME WARNER TELECOM INC.

From our formation until September 26, 2006, we had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten secondary offerings of 22.3 million shares and 43.5 million shares, respectively, of Class A common stock of the Company, which were converted from shares of Class B common stock to shares of Class A common stock. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering to shares of Class A common stock. As a result, we have not had shares of Class B common stock outstanding since September 26, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings. In June 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation, which eliminated references to Class A and Class B common stock. As a result, no shares of Class B common stock were authorized as of June 30, 2007 and Class A common stock authorized and outstanding as of December 31, 2006 are classified as common stock as of June 30, 2007.

On October 31, 2006, we expanded our geographic coverage by acquiring Xspedius. Our consolidated results of operations, cash flows and financial position include those of Xspedius since the acquisition date.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue mix by customer type by quarter in 2007 and 2006 is as follows:

	For the Three Months Ended
	2006 (1)				2007
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Enterprise / End Users	60%	61%	61%	64%	67%	68%
Carrier	35%	34%	34%	31%	29%	28%
Intercarrier Compensation	5%	5%	5%	5%	4%	4%

Total Revenue	100%	100%	100%	100%	100%	100%

(1)	Our former Class B Stockholders are no longer related parties and as such we have reclassified revenue from these customers into their respective enterprise and carrier categories for all periods presented.

The key elements of our business strategy include:

•	Leveraging our extensive local fiber and IP long haul networks to increase customer and building penetration in our existing markets;

•

Increasing revenue growth from new and expanded service offerings, including high-speed, high-quality data networking services such as local area networks, or LAN, native LAN, which are networks that do not require protocol conversion, and IP-based voice and data services, security, virtual private networks, managed services and developing future service applications to enhance our customers' voice and data networking ability. Revenue from data and Internet services for the three months ended June 30, 2007 grew 53% compared to the same period in 2006. We expect an increasing portion of our future revenue to be contributed by data and Internet services;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal governments;

TIME WARNER TELECOM INC.

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers, as evidenced by our acquisition of Xspedius;

•

Integrating our acquired operations by connecting our national IP and transport network, extending our full product suite to the acquired markets, integrating IT systems and back office systems and leveraging the increased local footprint to pursue increased sales opportunities; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies and drive us towards profitability.

Enterprise Customer Revenue

Revenue from enterprise customers has been increasing primarily through sales of our data and Internet products such as Ethernet and as a result of the impact of our acquisition of Xspedius. Revenue from enterprise customers represented 68% of our total revenue in the three months ended June 30, 2007 as compared to 61% for the same period in 2006. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and expand our data and Internet product offerings to existing customers that are available in conjunction with the Ethernet and IP services our customers are buying from us today. Our expanded market footprint resulting from the acquired operations provides for new growth opportunities for us to expand our customer reach and product portfolio into new markets. Our ability to increase the rate of revenue growth from enterprise customers will depend in part upon the success of initiatives we have implemented to improve customer retention, the success of new product offerings targeted at enterprise customers and our ability to compete for multi-location customers and the success of extending our product portfolio into our newly acquired markets. We may experience fluctuations in revenue due to the timing of installations, seasonality, customer disputes, disconnections and other factors. In addition, we are re-pricing certain services under existing enterprise contracts in order to obtain extensions of existing contracts. This could create downward pressure on revenue growth from this customer base.

Carrier Customer Revenue

Revenue growth from carrier customers has been limited as a result of growing consolidations in the industry. Carrier revenue represented a smaller percentage of our total revenue at 28% in the three months ended June 30, 2007 as compared to 34% for the same period in 2006 and has been declining in the past three quarters as a percentage of total revenue due to growth in revenue from enterprise customers, disconnections resulting from industry consolidations and the lower proportion of carrier revenue from the acquired business. We expect continued disconnects from carriers and ISPs related to industry consolidation and other factors, as discussed below under “Customer Disconnections and Pricing Trends”. In some cases, we are re-pricing certain services under existing carrier contracts in order to obtain extensions of existing contracts. This has created additional downward pressure on revenue growth from this customer base.

Intercarrier Compensation Revenue

Intercarrier compensation revenue consists of switched access and reciprocal compensation and has been relatively stable, but declining as a percentage of total revenue because of the growth in revenue from enterprise customers. Intercarrier compensation represented 4% and 5% of our total revenue in the three months ended June 30, 2007 and 2006, respectively. Switched access represents the connection between a long distance carrier's point of presence and an end user's premises provided through our switching facilities and is regulated by the Federal Communications Commission (“FCC”).

Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on its facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

TIME WARNER TELECOM INC.

Xspedius Integration

We entered the merger agreement with Xspedius with the expectation that the merger will result in benefits to the combined companies. Achieving the benefits of the merger depends in part on the successful integration of Xspedius’ and our operations in a timely and efficient manner. To date, we achieved substantial progress integrating the Xspedius acquired operations with ours through three major integration initiatives:

•

Organizational Integration – Our organizational integration is complete resulting in a single organization for sales, customer care, field operations, marketing and headquarter functions, and two integrated national operations centers each with the capacity to provision nationwide across all customers and our major products.

•

Systems Integration – We now have a common data and system infrastructure serving all customers nationwide. As of July 2007, we completed our major systems integrations, including human resources, financial, sales, customer management, billing, provisioning, network and surveillance systems resulting in a common platform for these functions. These systems integrations were designed to maximize operating efficiencies and expand our scalability to serve growing market demand.

•

Network Integration – We have fully integrated our transport, voice, IP, long distance and national SS7 signaling networks, enabling our full product suite in the majority of the acquired markets. We completed our rollout of additional product capabilities to our 12 overlap markets plus an additional ten new markets acquired through Xspedius and have begun selling our full product suite in these markets. In addition, we continue to optimize, groom and migrate network circuits.

The achievements described above resulted in additional integration costs of $3.1 million and integration capital expenditures of $18.9 million for the six months ended June 30, 2007. We expect to spend a total of $35 to $45 million in integration expenditures in 2007, of which $30 to $38 million will be capital expenditures and the remainder operating expenditures. The remaining integration work will consist primarily of network optimization and grooming to reduce the costs of off-network services in the acquired operations and enable the deployment of our advanced services in the additional acquired markets, which we expect to complete in mid-2008, and process refinement to optimize the integrated systems and organization. Although we have made substantial progress toward integration of the acquired operations with ours, there are still risks that remaining integration work may not be completed in a timely and efficient manner or that the combined operations will not realize all of the anticipated benefits of the merger.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services that we buy from them, should no longer be subject to regulation governing price and quality of service. If the FCC were to agree with the ILECs on this issue or if the transmission services we buy from the ILECs were to be otherwise deregulated, in whole or in part, the ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. Significant price increases would put margin pressure on the services we provide to customers and reduced service quality could degrade those services that we sell to customers through the use of these facilities.

We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price-cap regulation to protect against unreasonable price increases. In response to questions from Congress, FCC Chairman Martin has committed to complete its special access pricing proceeding in September 2007. In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. In March 2006, the FCC allowed a Verizon forbearance petition seeking deregulation of its broadband services to be granted by operation of law. As a result, Verizon’s Ethernet and OCn high capacity data services are no longer regulated. Several competitors,

TIME WARNER TELECOM INC.

including us, have appealed the default grant of the Verizon petition. The grant by operation of law of Verizon’s petition did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. Several ILECs have recently filed petitions for forbearance with the FCC seeking the same relief granted to Verizon for high volume data services, or forbearance from pricing, unbundling and tariff regulations in specific metropolitan areas. Those petitions are pending. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard, the likelihood of success of legislative proposals regarding deregulation or the impact of either on our business.

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T will supply us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We have a similar three year agreement with AT&T for the former BellSouth service area that commenced in 2005. However, we do not have similar agreements with the other ILECs and could be subject to significant price increases in the special access services we buy from these carriers.

Customer Disconnections and Pricing Trends

We continue to experience customer and service disconnects in the normal course of business primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, or price competition from other providers. Disconnects averaged 1.1% of monthly revenue for the three month period ended June 30, 2007, which is slightly down from an average of 1.2% for 2006 and 2005, but significantly lower than 1.5% in 2004 and 2.0% in 2003. While we expect that some customers will continue to disconnect services for the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects.

Increasing consolidation in the telecommunications industry has occurred in recent years, and in some cases has reduced our revenue from the customers involved. If any of our other customers are acquired or merge, we may lose a portion of their business, which could have a significant impact on our revenue. Consolidation could also result in other companies becoming more formidable competitors, which could also result in challenges to our revenue growth. The consolidation of AT&T, SBC and BellSouth has and may continue to result in the combined company buying less local transport service from us in SBC’s and BellSouth’s former local service areas in the long run. The impact of these consolidations may be mitigated by revenue commitments in our agreement with AT&T. In addition, revenue from Cingular (now AT&T’s wireless unit), which became a wholly owned subsidiary of AT&T, has been declining and is expected to further decline. Revenue from AT&T’s wireless unit represented approximately 2% of total revenue for the three months ended June 30, 2007 compared with approximately 5% for the three months ended June 30, 2006. AT&T’s total purchases from us (excluding AT&T’s wireless unit) in the former SBC and BellSouth territories, represents approximately 4% of our total revenue for the six months ended June 30, 2007. We do not expect that the impact of these consolidations will materially affect our total revenue over the next several years.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers or by pricing pressure on our more mature products, especially as existing contracts expire and we negotiate renewals.

Other Expense Trends

To increase our operating margins, we have undertaken several cost reduction measures including network grooming and pricing optimization to reduce the overall access costs paid to carriers and enhancing back office support systems to improve operating efficiencies. If our revenue declines in the future, we cannot predict whether continued cost management will be sufficient to maintain current operating margins.

Our acquisition of Xspedius resulted in lower consolidated margins as a result of higher operating and integration costs in relationship to revenue in the acquired business. The integration of the acquired operations, including our national IP and transport

TIME WARNER TELECOM INC.

networks and back office and other support systems, to provide a common platform in which to offer our products and services in the acquired markets, resulted in $3.1 million in operating costs and $18.9 million in capital expenditures for the six months ended June 30, 2007. We expect to spend a total of $35 to $45 million in integration expenditures in 2007 of which $5 to $7 million are expected to be operating costs and $30 to $38 million are expected to be capital expenditures. In addition, as we integrate the acquired operations we incur higher network access costs as we connect our national IP and transport networks and add higher bandwidth capacity in anticipation of grooming the acquired network. Various factors could result in differences in timing and the mix between expense and capital expenditures with respect to the anticipated integration spending. We also estimate that we will incur less than $1 million in costs over the next two quarters related to the branding initiative associated with a change of our name (see “Name and Branding Change” below). Prior to extending our license to use our current name, we had begun a branding initiative that resulted in approximately $1 million in expense for the three months ended June 30, 2007. We expect our consolidated Modified EBITDA margins to continue to be impacted by integration costs and synergies as well as the timing of sales, installations, seasonality and other normal business fluctuations. We anticipate reaching pre-acquisition consolidated Modified EBITDA margin levels during the summer of 2008.

Consolidation in the telecommunications industry may also impact some of our purchases of the local and long haul transport services that we utilize to connect our local markets and reach customers that are not connected to our network. Some of the carriers that supply these services are in the process of integrating their systems with acquired systems. These integrations may cause delays in provisioning services to us and other customers of these carriers or may affect their service quality, which could in turn have an adverse impact on our revenue.

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

Valuation of Acquired Assets and Liabilities

In connection with our acquisition of Xspedius on October 31, 2006, as required by FASB Statement No. 141, Business Combinations, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the closing of the merger, with the amounts exceeding the fair value recorded as goodwill. The preliminary fair values of the assets acquired and the liabilities assumed were determined using a cost approach, market approach or income approach. Under the cost approach, we have estimated the replacement cost of certain tangible assets and applied a depreciation factor to reflect economic deterioration. When appropriate, we have applied a market approach that utilizes available market rate information to assess fair value for specific tangible assets. Additionally, we have applied an income approach to value the business enterprise and certain intangible assets, which relies upon a discounted cash flow model that utilizes various estimates. These estimates include variables such as customer attrition rates, gross margin percentages, synergies, economic useful lives of tangible assets, capital replacement costs, and discount rates. During the three months ended June 30, 2007, we completed our valuation of tangible fixed assets which resulted in no material differences from the estimated values of tangible, intangible and goodwill. However, we continue to assess our assets, liabilities and pre-acquisition contingencies and may adjust these during the allocation period.

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

TIME WARNER TELECOM INC.

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At June 30, 2007, our net deferred tax asset after a valuation allowance of $338.1 million was $58.8 million.

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

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. As a result of the secondary offering by the Class B Stockholders in September 2006, we may have experienced such an ownership change during the three months ended September 30, 2006 that may limit our utilization of net operating losses. We evaluated the impact of these provisions on our financial statements and have concluded that the provisions do not have a material impact on our net deferred tax asset position as of June 30, 2007.

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our collection activities and our overall receivables management, our allowance for doubtful accounts as a percentage of gross receivables has improved from 19% as of December 31, 2005 to 14% at June 30, 2007.

TIME WARNER TELECOM INC.

Results of Operations

The following table sets forth certain data from our unaudited consolidated financial statements and expressed as a percentage of total revenue. You should read this table together with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Network services	$97,590	37%	$86,436	45%	$197,560	38%	$172,792	46%
Voice Services	80,295	30	44,647	23	160,225	30	87,579	23
Data and Internet services	78,540	29	51,458	27	148,421	28	99,575	26
Intercarrier compensation	11,593	4	8,757	5	23,204	4	17,539	5

Total revenue	268,018	100	191,298	100	529,410	100	377,485	100

Costs and expenses (2):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (3)	115,067	43	69,371	36	232,447	44	139,429	37
Selling, general, and administrative (3)	75,624	28	55,814	29	148,097	28	109,776	29
Depreciation, amortization, and accretion	68,605	26	62,367	33	134,745	25	122,496	32

Total costs and expenses	259,296	97	187,552	98	515,289	97	371,701	98

Operating income (loss)	8,722		3,746		14,121		5,784

Interest expense	(22,709)	(8)	(24,468)	(13)	(46,171)	(9)	(53,162)	(14)
Debt extinguishment costs	—	—	(25,777)	(13)	—	—	(25,777)	(7)
Interest income	4,547	2	6,094	3	9,086	2	10,489	3

Loss before income taxes	(9,440)	(4)	(40,405)	(21)	(22,964)	(4)	(62,666)	(17)

Income tax expense	145	—	7	—	430	—	7	—

Net loss	$(9,585)	(4)%	$(40,412)	(21)%	$(23,394)	(4)%	$(62,673)	(17)%

Basic and diluted loss per share	$(0.07)		$(0.34)		$(0.16)		$(0.53)

Weighted average shares outstanding, basic and diluted	144,736		120,069		144,254		119,155

Modified EBITDA (4)(5)(6)	$82,977	31%	$69,571	36%	$159,311	30%	$134,579	36%
Net cash provided by operating activities	70,534		49,933		109,991		60,359
Net cash used in investing activities	(160,900)		(49,480)		(133,917)		(98,641)
Net cash provided by (used in) financing activities	960		(415,474)		13,514		(41,726)

(1)	Includes revenue resulting from transactions with affiliates of $4.2 million and $8.4 million for the three and six months ended June 30, 2006, respectively.
(2)	Includes expenses resulting from transactions with affiliates of $2.2 million and $4.4 million for the three and six months ended June 30, 2006, respectively.
(3)	Includes non-cash stock-based employee compensation of $0.8 million and $1.7 million in operating expenses for the three and six months ended June 30, 2007, respectively, $4.8 million and $8.7 million in selling, general and administrative expenses for the three and six months ended June 30, 2007, respectively, $0.5 million and $1.0 million in operating expenses for the three and six months ended June 30, 2006, respectively, and $3.0 million and $5.3 million in selling, general and administrative expenses for the three and six months ended June 30, 2006, respectively.
(4)

“Modified EBITDA” is defined as net loss before depreciation, amortization, and accretion expense, interest expense, interest income, investment gains (losses), non-cash impairment of assets, income tax expense (benefit), and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating

TIME WARNER TELECOM INC.

charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations, and to fund capital expenditures. We currently use the results depicted by Modified EBITDA for these purposes. Modified EBITDA is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility discussed below also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(5)	The reconciliation between net loss and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(amounts in thousands)		(amounts in thousands)
Net loss	$(9,585)	$(40,412)	$(23,394)	$(62,673)
Income tax expense	145	7	430	7
Interest income	(4,547)	(6,094)	(9,086)	(10,489)
Interest expense	22,709	24,468	46,171	53,162
Debt extinguishment costs	—	25,777	—	25,777
Depreciation, amortization, and accretion	68,605	62,367	134,745	122,496
Non-cash stock-based compensation	5,650	3,458	10,445	6,299

Modified EBITDA	$82,977	$69,571	$159,311	$134,579

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

TIME WARNER TELECOM INC.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

On October 31, 2006, we completed the acquisition of Xspedius. The results of operations, cash flows and financial position of the acquired operations are included in our consolidated financial statements for the three and six months ended June 30, 2007. All amounts indicated are consolidated, including the results of the acquired operations, unless otherwise indicated.

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

	For the Three Months Ended June 30,
	2007				2006	Year over Year Change		Year over Year Growth
	Core Operations	Acquired Operations	Tax Reclass	Total Revenue	Total Revenue	Core Operations	Total Revenue	Core Operations	Total Revenue
	(amounts in millions)
Revenue
Network services	$83.1	$13.0	$1.5	$97.6	$86.4	$(3.3)	$11.2	-4%	13%
Voice services	50.3	27.3	2.7	80.3	44.7	5.6	35.6	13%	80%
Data and Internet services	66.8	11.7	—	78.5	51.5	15.3	27.0	30%	53%
Intercarrier Compensation	9.0	2.6	—	11.6	8.7	0.3	2.9	3%	33%

Total Revenue	$209.2	$54.6	$4.2	$268.0	$191.3	$17.9	$76.7	9%	40%

Revenue. Total revenue increased $76.7 million, or 40%, to $268.0 million for the three months ended June 30, 2007, from $191.3 million for the comparable period in 2006. Contributing to the growth in revenue was the impact of our acquired operations and increased data and Internet revenue from sales to enterprise customers. The growth in revenue included an increase of $17.9 million, or 9%, from our core operations for the three months ended June 30, 2007 as compared to the same period last year.

Data and Internet services revenue increased $27.0 million, or 53%, to $78.5 million for the three months ended June 30, 2007, from $51.5 million for the comparable period in 2006. The increase in data and Internet services revenue primarily resulted from growth from enterprise customers and our Ethernet and IP-based product sales and the impact of our acquired operations. Data and Internet services revenue from our core operations increased $15.3 million, or 30%, as compared to the same period last year.

Revenue from network services increased $11.2 million, or 13%, to $97.6 million for the three months ended June 30, 2007 from $86.4 million for the comparable period in 2006. The increase in network services revenue was from our acquired operations partially offset by a decline of $3.3 million, or 4%, year over year, from our core operations. This decline reflects the loss of revenue from AT&T’s wireless unit resulting from consolidation within the industry as well as other disconnects and re-pricing of expiring contracts to current rates. AT&T’s wireless unit represented 2% of our total revenue for the three months ended June 30, 2007 as compared to 5% of our total revenue for the three months ended June 30, 2006. We expect further disconnects from this wireless customer as it continues grooming services from our network to its own local fiber assets as well as other disconnects and pricing re-rates from other customers.

Voice service revenue increased $35.6 million, or 80%, to $80.3 million for the three months ended June 30, 2007 from $44.7 million for the comparable period in 2006. The increase was predominately from the impact of the acquisition as well as growth in voice service revenue from core operations. Voice service revenue increased $5.6 million, or 13%, from core operations in the three months ended June 30, 2007 as compared to the same period last year reflecting growth in sales of bundled voice products.

TIME WARNER TELECOM INC.

Intercarrier compensation revenue, including reciprocal compensation and switched access, increased $2.9 million, or 33%, to $11.6 million for the three months ended June 30, 2007 from $8.7 million for the comparable period in 2006. The increase was predominately from the acquired operations. Intercarrier compensation revenue from our core operations was relatively flat year over year.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control access costs (the cost to purchase network services from other carriers). Operating expenses increased $45.7 million, or 66%, to $115.1 million for the three months ended June 30, 2007, from $69.4 million for the comparable period in 2006. The increase is primarily reflecting the impact of the acquisition and related higher network access costs, higher access costs associated with serving our customers resulting from revenue growth, and the change in 2007 to present certain taxes and fees on a gross versus net basis. Operating expenses were 43% of total revenue for the three months ended June 30, 2007 as compared to 36% of total revenue for the same period in 2006. The increase in operating costs as a percentage of revenue as compared to last year is driven by our acquired business, which sold a higher proportion of services utilizing the facilities of other carriers than our core business, thereby incurring higher access costs. We expect to achieve cost synergies by migrating some of these facilities onto our own network and through other network grooming and optimization activities, to reduce costs and increase margins in the acquired business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $19.8 million, or 35%, to $75.6 million for the three months ended June 30, 2007, from $55.8 million for the comparable period in 2006. The change is primarily due to our acquired operations and related integration costs, an increase in employee compensation costs, including higher sales incentive costs associated with revenue growth, as well as costs related to our branding initiative. Selling, general, and administrative expenses were 28% of revenue for the three months ended June 30, 2007 as compared to 29% of revenue for the same period in 2006.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $6.2 million, or 10%, to $68.6 million for the three months ended June 30, 2007, from $62.4 million for the comparable period in 2006. The increase was primarily attributable to additions to property, plant and equipment made during 2006 and 2007 as well as increased depreciation and amortization expense as a result of the acquired assets. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated and $4.7 million from the extension of the depreciable life of our fiber assets from 15 years to 20 years. See “Change in Accounting Estimate” in footnote 1 to our consolidated financial statements.

Interest Expense. Interest expense decreased $1.8 million, or 7%, to $22.7 million for the three months ended June 30, 2007, from $24.5 million for the comparable period in 2006. The decrease is due to lower effective interest rates as a result of debt refinancings that we completed in 2006, and was partially offset by an increase in total debt as a result of the acquisition of Xspedius.

Debt Extinguishment Costs. The early retirement of the $400 million 10 1/8% Senior Notes on May 1, 2006 resulted in debt extinguishment costs of $25.8 million for the three months ended June 30, 2006. The debt extinguishment costs consisted of a call premium of $20.3 million and the write off of deferred debt issuance costs of $5.5 million. There were no debt extinguishment costs for the three months ended June 30, 2007.

Interest Income. Interest income decreased $1.5 million, or 25%, to $4.5 million for the three months ended June 30, 2007, from $6.1 million for the comparable period in 2006. The decrease is due to lower average cash, cash equivalent and investment balances.

TIME WARNER TELECOM INC.

Net Loss and Modified EBITDA. Net loss decreased $30.8 million, or 76%, to $9.6 million, a loss of $0.07 per share, for the three months ended June 30, 2007 from $40.4 million, a loss of $0.34 per share for the comparable period in 2006. The change primarily resulted from an increase in Modified EBITDA of $13.4 million and a decrease in debt extinguishment costs of $25.8 million. These factors were partially offset by higher depreciation expense of $6.2 million resulting from continued investment in capital expenditures and an increase of $2.2 million in non-cash stock-based compensation. Modified EBITDA increased $13.4 million to $83.0 million, or 31% of revenue for the three months ended June 30, 2007, from $69.6 million, or 36% of revenue from the comparable period in 2006. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with our acquired operations and selling, installing and maintaining the services that constitute the higher revenue stream. The decrease in Modified EBITDA margin was the result of higher operating costs in our acquired operations and related integration expenses and increased access costs as we add more capacity to our network for overall greater bandwidth demand, as well as costs related to our branding initiative.

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

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	For the Six Months Ended June 30,
	2007				2006	Year over Year Change		Year over Year Growth
	Core	Acquired	Tax	Total	Total	Core	Total	Core	Total
	Operations	Operations	Reclass	Revenue	Revenue	Operations	Revenue	Operations	Revenue
	(amounts in millions)
Revenue
Network services	$168.1	$26.4	$3.1	$197.6	$172.8	$(4.7)	$24.8	-3%	14%
Voice services	97.3	59.0	3.9	160.2	87.6	9.7	72.6	11%	83%
Data and Internet services	129.1	19.3	—	148.4	99.6	29.5	48.8	30%	49%
Intercarrier Compensation	18.0	5.2	—	23.2	17.5	0.5	5.7	3%	33%

Total Revenue	$412.5	$109.9	$7.0	$529.4	$377.5	$35.0	$151.9	9%	40%

Revenue. Total revenue increased $151.9 million, or 40%, to $529.4 million for the six months ended June 30, 2007, from $377.5 million for the comparable period in 2006. Contributing to the growth in revenue was the impact of our acquired operations and increased data and Internet revenue from sales to enterprise customers. The growth in revenue included an increase of $35.0 million, or 9%, from our core operations for the six months ended June 30, 2007 as compared to the same period last year.

Data and Internet services revenue increased $48.8 million, or 49%, to $148.4 million for the six months ended June 30, 2007, from $99.6 million for the comparable period in 2006. The increase in data and Internet services primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales and the impact of our acquired operations. Data and Internet services revenue from our core operations increased $29.5 million, or 30%, as compared to the same period last year.

TIME WARNER TELECOM INC.

Revenue from network services increased $24.8 million, or 14%, to $197.6 million for the six months ended June 30, 2007 from $172.8 million for the comparable period in 2006. The increase in network services revenue was from our acquired operations partially offset by a decline of $4.7 million, or 3%, year over year, from our core operations. This decline reflects the loss of revenue from AT&T’s wireless unit through consolidation within the industry, other disconnects and re-pricing of expiring contracts to current rates. AT&T’s wireless unit represented 2% of our total revenue for the six months ended June 30, 2007 as compared to 5% of our total revenue for the six months ended June 30, 2006. We expect further disconnects from this wireless customer as it continues grooming services from our network to its own local fiber assets.

Voice service revenue increased $72.6 million or 83%, to $160.2 million for the six months ended June 30, 2007 from $87.6 million for the comparable period in the preceding year. The increase was predominately from our acquired operations as well as growth in voice service revenue from core operations. Voice service revenue increased $9.7 million, or 11%, from core operations in the six months ended June 30, 2007 as compared to the comparable period in 2006, reflecting growth in sales across the voice product portfolio.

Intercarrier compensation revenue, including reciprocal compensation and switched access, increased $5.7 million, or 33%, to $23.2 million for the six months ended June 30, 2007 from $17.5 million for the comparable period in 2006. The increase was predominately from the acquired operations. Intercarrier compensation revenue from our core operations was relatively flat year over year.

Operating Expenses. Operating expenses increased $93.0 million, or 67%, to $232.4 million for the six months ended June 30, 2007, from $139.4 million for the comparable period in 2006. The increase is primarily due to our acquired operations, revenue growth that contributed to higher direct costs associated with serving our customers, an increase in employee costs related to annual merit-based salary increases that were effective in the first quarter and a larger employee base, and the change in 2007 to present certain taxes and fees on a gross versus net basis. Operating expenses were 44% of total revenue for the six months ended June 30, 2007 as compared to 37% of total revenue for the same period in 2006. The increase in operating costs as a percentage of revenue as compared to last year is driven by our acquired business, which sold a higher proportion of services utilizing the facilities of other carriers than our core business, thereby incurring higher access costs. We expect to achieve cost synergies by migrating some of these facilities onto our own network and through other network grooming and optimization activities, to reduce costs and increase margins in the acquired business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $38.3 million, or 35%, to $148.1 million for the six months ended June 30, 2007, from $109.8 million for the comparable period in 2006. The change is primarily due to our acquired operations and related integration costs, an increase in employee compensation costs due to annual merit-based salary increases, a larger employee base, grants of non-cash stock-based compensation and higher commissions due to increased revenue, and costs related to our branding initiative. Selling, general, and administrative expenses were 28% of revenue for the six months ended June 30, 2007 as compared to 29% of revenue for the comparable period in 2006.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $12.2 million, or 10%, to $134.7 million for the six months ended June 30, 2007, from $122.5 million for the comparable period in 2006. The increase was primarily attributable to additions to property, plant and equipment made during 2006 and 2007 as well as increased depreciation and amortization expense as a result of the acquired assets. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated and $9.6 million from the extension of the depreciable life of our fiber assets from 15 years to 20 years. See “Change in Accounting Estimate” in footnote 1 to our consolidated financial statements.

Interest Expense. Interest expense decreased $7.0 million, or 13%, to $46.2 million for the six months ended June 30, 2007, from $53.2 million for the comparable period in 2006. The decrease is due to lower effective interest rates as a result of debt refinancings we completed in 2006 and was partially offset by an increase in total debt as a result of the acquisition of Xspedius.

TIME WARNER TELECOM INC.

Debt Extinguishment Costs. The early retirement of the $400 million 10 1/8% Senior Notes on May 1, 2006 resulted in debt extinguishment costs of $25.8 million for the six months ended June 30, 2006. The debt extinguishment costs consisted of a call premium of $20.3 million and the write off of deferred debt issuance costs of $5.5 million. There were no debt extinguishment costs for the six months ended June 30, 2007.

Interest Income. Interest income decreased $1.4 million, or 13%, to $9.1 million for the six months ended June 30, 2007, from $10.5 million for the comparable period in 2006. The decrease is due to higher average interest rates offset by lower average cash, cash equivalent and investment balances.

Net Loss and Modified EBITDA. Net loss decreased $39.3 million, or 63%, to $23.4 million, a loss of $0.16 per share, for the six months ended June 30, 2007 from $62.7 million, a loss of $0.53 per share for the comparable period in 2006. The change primarily resulted from an increase in Modified EBITDA of $24.7 million, a decrease in debt extinguishment costs of $25.8 million and a decrease in interest expense, net of interest income, of $5.6 million from prior year refinancings. These factors were partially offset by higher depreciation expense of $12.2 million resulting from continued investment in capital expenditures and an increase of $4.1 million in non-cash stock-based compensation. Modified EBITDA increased $24.7 million to $159.3 million, or 30% of revenue for the six months ended June 30, 2007, from $134.6 million, or 36% of revenue from the comparable period in 2006. The increase in Modified EBITDA resulted from higher revenue somewhat offset by higher operating and selling, general and administrative expenses associated with our acquired operations and selling, installing and maintaining the services that constitute the higher revenue stream. The decrease in Modified EBITDA margin was the result of higher operating costs in our acquired operations and related integration expenses and increased access costs as we add more capacity to our network for overall greater bandwidth demand, as well as costs related to our branding initiative.

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

At June 30, 2007, we had $1.4 billion of total debt and $299.2 million of cash and cash equivalents and short-term investments (net debt of $1.1 billion, defined as total debt less cash and cash equivalents and short-term investments) compared to $1.4 billion of total debt and $309.5 million of cash and cash equivalents and short-term investments (net debt of $1.1 billion) at December 31, 2006. These components of cash flow are discussed more fully below.

Working capital, defined as current assets less current liabilities, was $133.2 million as of June 30, 2007, an increase of $3.0 million from December 31, 2006. Our working capital ratio, defined as current assets divided by current liabilities, was 1.48 as of June 30, 2007 as compared to 1.46 as of December 31, 2006. The increase is a result of Modified EBITDA and cash provided by financing activities (primarily proceeds from the issuance of common stock upon exercise of stock options) exceeding net interest expense and capital expenditures.

TIME WARNER TELECOM INC.

Cash Flow Activity

Cash and cash equivalents were $211.1 million and $221.6 million as of June 30, 2007 and December 31, 2006, respectively. In addition, we had investments of $88.0 million and $87.9 million as of June 30, 2007 and December 31, 2006, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Six months ended June 30,
	2007	2006
	(amounts in thousands)
Cash provided by operating activities	$109,991	$60,359
Cash used in investing activities	(133,917)	(98,641)
Cash provided by (used in) financing activities	13,514	(41,726)

Decrease in cash and cash equivalents	$(10,412)	$(80,008)

Operations. Cash provided by operating activities was $110.0 million for the six months ended June 30, 2007 compared to cash provided by operating activities of $60.4 million for the same period in 2006. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, as described above, and changes in working capital, primarily due to lower interest payments due to lower average rates and a change in the timing of interest payments as a result of the refinancings in 2006. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $133.9 million for the six months ended June 30, 2007 compared to cash used in investing activities of $98.6 million for the same period in 2006. The change is primarily a result of increased capital expenditures. Capital expenditures in the six months ended June 30, 2007 were $133.7 million, the majority of which were used to expand our networks in our existing markets and to reach new customer buildings and to integrate our acquired operations, compared to $88.7 million in the six months ended June 30, 2006. This increase was slightly offset by a decrease in net purchases of investments. Our balances of cash, cash equivalents and investments change over time based on our cash requirements and market interest yields.

Financing. Cash provided by financing activities was $13.5 million for the six months ended June 30, 2007, primarily related to proceeds from the exercise of stock options and purchases of our common stock under our employee stock purchase plan. Cash used in financing activities was $41.7 million for the six months ended June 30, 2006, primarily related to net cash required to redeem $400 million principal amount of 10 1/8% Senior Notes and to issue $373.8 million principal amount of 2 3/8% Convertible Debentures as well as proceeds from the exercise of stock options.

During the past two years, we have refinanced several of our debt instruments to improve our effective interest costs and to extend the nearest debt maturities. In 2006, our financing and refinancing activity consisted of:

•	Issuance in March 2006 of $373.8 million principal amount of 2 3/ 8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”);

•	Redemption in May 2006 of the entire $400 million principal amount of 10 1/8% Senior Notes due February 2011 at a redemption price of 105.063% plus accrued interest; and

•	Execution in October 2006 of a $700 million senior secured credit facility (“Credit Facility”) consisting of:

TIME WARNER TELECOM INC.

•

a $600 million Term Loan B (“new Term Loan”) due 2013, which was fully drawn in October 2006, to repay our outstanding $200 million Term Loan B, to redeem in November 2006 our $240 million principal amount Second Priority Senior Secured Floating Rate Notes due February 2001 and partially finance the cash portion of the consideration for the Xspedius acquisition, and

•	a $100 million revolving credit facility (“new Revolver”) due October 2011, which remains undrawn and replaced our existing revolver.

In 2005, our financing and refinancing activity consisted of:

•	Issuance in February 2005 of an additional $200 million amount of 9 1/4% Senior Notes due February 15, 2014;

•	Redemption in March 2005 of $200 million of 9 3/4% Senior Notes due 2008 at a redemption price of 103.25% plus accrued interest;

•	Execution in November 2005 of a $200 million Term Loan B Facility (replaced in 2006 by the new Term Loan described below) and subsequent draw down in December 2005; and

•	Redemption in December 2005 of the remaining $200 million principal amount of 9 3/4% Senior Notes due 2008 at a redemption price of 101.625% plus accrued interest.

After completion of these activities, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014, $373.8 million principal amount of Convertible Debentures due 2026, the $600 million new Term Loan due 2013 and the undrawn $100 million new Revolver maturing 2011. Significant terms of our outstanding indebtedness are detailed below:

•

The $400 million principal amount of 9 1/4 % Senior Notes due February 15, 2014 (the “2014 Notes”) are unsecured, unsubordinated obligations of our wholly owned subsidiary Time Warner Telecom Holdings Inc. (“Holdings”), guaranteed by us and our and Holdings’ restricted subsidiaries. Interest is payable semi-annually on February 15 and August 15. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Aggregate annual interest payments on the 2014 Notes are $37.0 million. The 2014 Notes are governed by an indenture that contains certain restrictive covenants and in certain circumstances may accelerate payment of the 2014 Notes. These restrictions affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with shareholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. We were in compliance with these covenants at June 30, 2007.

•

The $373.8 million principal amount of 2 3/8 % Convertible Debentures due 2026 were issued on March 29, 2006, and are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to convert the debentures into shares of our common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Aggregate annual interest payments on the Convertible Debentures are approximately $8.9 million. As of June 30, 2007, none of the holders has converted the Convertible Debentures into common stock.

•

The $700 million Credit Facility closed on October 6, 2006 consists of a $600 million new Term Loan maturing in January 2013 and a $100 million revolving credit facility maturing in October 2011. Holdings drew $200 million on the new Term Loan on October 6, 2006, and drew the remaining $400 million on the new Term Loan on October 31, 2006. The new Term Loan is a secured obligation, on a first lien basis, of Holdings. The new Term Loan is guaranteed by us and our Holdings’

TIME WARNER TELECOM INC.

subsidiaries, including Xspedius and its subsidiaries. Repayments on the new Term Loan are due quarterly on the last day of each quarter beginning March 31, 2007 in an amount equal to  1/4 of 1%, or $1.5 million, of the aggregate principal amount with the balance payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, after giving effect to an amendment on February 15, 2007 that reduced the interest rate by 25 basis points. Interest will be reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at June 30, 2007, the rate was 7.4% and aggregate annual interest payments on $597 million of outstanding borrowings would be $44.2 million. The new Revolver is secured and guaranteed in the same manner as the new Term Loan and is presently undrawn. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. The credit agreement for the new Term Loan contains essentially the same restrictions as the 2014 Notes. The new Revolver contains certain additional restrictions, as well as certain financial covenants that we must comply with if we draw on the new Revolver. We were in compliance with these covenants as of June 30, 2007.

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

The following diagram summarizes our corporate structure in relation to the outstanding indebtedness and Credit Facility as of June 30, 2007. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

TIME WARNER TELECOM INC.

Capital Expenditures and Requirements

Our total capital expenditures were $133.7 million for the six months ended June 30, 2007 compared to $88.7 million for the same period in 2006. We incur capital expenditures to develop and expand our network, products and systems. Excluding the impact of capital expenditures to integrate acquired operations, approximately 85% and 80% of capital expenditures were success based for the six months ended June 30, 2007 and 2006, respectively. Success based spending consists of short-to-medium term capital expenditures made primarily to enable near term revenue producing activities including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. For 2007, we expect capital expenditures, excluding integration investments, to be approximately $230 to $250 million, which we expect will primarily be used to fund growth opportunities. Additionally, we also expect to invest $30 to $38 million of capital expenditures to integrate our acquired operations. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

The new Revolver and new Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake mergers. The new Revolver and new Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of our other material outstanding obligations, such as our 2014 Notes. In addition, each group of

TIME WARNER TELECOM INC.

lenders under the new Revolver and new Term Loan may require a prepayment if a change of control occurs as defined in the credit agreement for the new Revolver and new Term Loan. If we do not comply with the covenants, we would not be able to draw funds under the new Revolver or the lenders could cancel the new Revolver unless the respective lenders agree to further modify the covenants. We also could potentially be subject to an acceleration of the repayment date if we have borrowed under the facilities and are in default under the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

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

The following table provides information at June 30, 2007 about our investments that are sensitive to changes in interest rates. For these securities, the table presents related weighted-average annualized interest rates expected by the maturity dates. These investment securities will mature within one year.

2007 Maturities
(dollar amounts in thousands)
Assets
Investments:
Shares of money market mutual funds	$627
Weighted average interest rate	5.2%
Commercial paper and corporate debt securities	$310,161
Weighted average interest rate	5.3%

At June 30, 2007, the fair values of our fixed rate 9 1/4% Senior Notes due 2014 and our 2 3/ 8% Convertible Debentures due 2026 were approximately $422 million and $469 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on June 30, 2007. These securities have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Interest on the new Term Loan varies based on a specified Eurodollar rate. Based on the $597 million outstanding balance as of July 31, 2007, a one-percent change in the applicable rate would change the amount of interest paid by $6.0 million annually.

Item 4. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There were no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have no material legal proceedings pending.

TIME WARNER TELECOM INC.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of stockholders of the Company at the Company’s Annual Meeting of Stockholders in Littleton, Colorado on June 6, 2007.

(i)	The following persons were elected directors of Time Warner Telecom Inc. for terms
	expiring in 2008:

		Votes For	Votes Withheld
	Larissa L. Herda	130,568,525	4,199,560
	Gregory J. Attorri	134,063,498	704,587
	Spencer B. Hays	133,977,019	791,066
	Kevin W. Mooney	134,490,070	278,015
	Kirby G. Pickle	134,489,008	279,077
	Roscoe C. Young, II	134,489,800	278,285

(ii)	Approve certain amendments to our Restated Certificate of Incorporation to reflect that
	we no longer have Class B common stock outstanding:

	Votes for	134,470,991
	Votes against	111,724
	Abstentions	149,385
	Broker non-votes	—

(iii)	Ratification of appointment of Ernst & Young LLP to serve as Company's Independent

	Auditors in 2007:
	Votes for	130,400,722
	Votes against	4,217,928
	Abstentions	149,385
	Broker non-votes	—

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

TIME WARNER TELECOM INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: August 9, 2007	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

TIME WARNER TELECOM INC.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.4	-	Agreement and Plan of Merger by and among Time Warner Telecom Inc., XPD Acquisition LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp. dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

3.1	-	Restated Certificate of Incorporation of the Company

3.2	-	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on S-4/A (Registration No. 33-117144))*

4.1	-	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2	-	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3	-	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4	-	Credit Agreement dated October 6, 2006 between Time Warner Telecom, Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

10.1	-	Amendment No. 14 to Trade Name License Agreement between Time Warner Inc. and Time Warner Telecom Inc.

31.1	-	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference