Form 10-Q
period 2008-03-31
tw telecom inc.
filed 2008-05-12
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-30218

tw telecom inc.

(Exact name of Registrant as specified in its charter)

Delaware	84-1500624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10475 Park Meadows Drive
Littleton, Colorado	80124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 566-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                                    Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2008 was:

tw telecom inc. common stock – 147,100,646 shares

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$318,218	321,531
Receivables, less allowances of $11,064 and $12,018, respectively	76,415	75,976
Prepaid expenses	11,330	13,461
Deferred income taxes	8,703	8,703

Total current assets	414,666	419,671

Long-term investments	14,456	14,456
Property, plant, and equipment	3,083,907	3,022,752
Less accumulated depreciation	(1,792,026)	(1,727,852)

	1,291,881	1,294,900

Deferred income taxes	50,047	50,047
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	48,517	51,002
Other assets, net of accumulated amortization	21,363	21,948

Total assets	$2,253,624	$2,264,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,448	$46,972
Deferred revenue	27,221	26,015
Accrued taxes, franchise and other fees	69,857	73,130
Accrued interest	9,624	16,707
Accrued payroll and benefits	34,919	36,560
Accrued carrier costs	45,551	50,898
Current portion of debt and capital lease obligations (note 2)	7,586	7,337
Other current liabilities	29,912	30,647

Total current liabilities	270,118	288,266

Long-term debt and capital lease obligations (note 2)	1,368,521	1,370,318
Long-term deferred revenue	19,243	19,672
Other long-term liabilities	22,899	20,237
Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 146,977,583 and 146,542,435 shares issued and outstanding, respectively	1,470	1,465
Additional paid-in capital	1,625,909	1,618,352
Accumulated deficit	(1,054,536)	(1,053,592)

Total stockholders’ equity	572,843	566,225

Total liabilities and stockholders’ equity	$2,253,624	$2,264,718

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(amounts in thousands, except per share amounts)
Revenue:
Network services	$96,806	$99,970
Data and Internet services	92,790	69,881
Voice services	83,073	79,930
Intercarrier compensation	9,915	11,611

Total revenue	282,584	261,392

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	120,821	117,380
Selling, general, and administrative	74,480	72,473
Depreciation, amortization, and accretion	69,859	66,140

Total costs and expenses	265,160	255,993

Operating income	17,424	5,399
Interest expense	(20,679)	(23,462)
Interest income	2,686	4,539

Loss before income taxes	(569)	(13,524)
Income tax expense	375	285

Net loss	$(944)	$(13,809)

Net loss per common share, basic and diluted	$(0.01)	$(0.10)

Weighted average shares outstanding, basic and diluted	146,810	143,768

(a)	Includes non-cash stock-based employee compensation expense (note 1):

Operating	$925	$852

Selling, general, and administrative	$5,160	$3,943

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(944)	$(13,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	69,859	66,140
Stock-based compensation	6,085	4,795
Amortization of deferred debt issue costs and other	583	573
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	1,683	1,331
Accounts payable, deferred revenue, and other liabilities	(18,392)	(19,573)

Net cash provided by operating activities	58,874	39,457

Cash flows from investing activities:
Capital expenditures	(59,637)	(55,104)
Cash paid for acquisitions, net of cash acquired	—	(1,080)
Purchases of investments	—	(5,246)
Proceeds from maturities of investments	—	88,500
Other investing activities	(2,387)	(87)

Net cash (used in) provided by investing activities	(62,024)	26,983

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	1,477	15,214
Net costs from issuance of debt	—	(850)
Payment of debt and capital lease obligations	(1,640)	(1,810)

Net cash (used in) provided by financing activities	(163)	12,554

Increase (decrease) in cash and cash equivalents	(3,313)	78,994
Cash and cash equivalents at beginning of period	321,531	221,553

Cash and cash equivalents at end of period	$318,218	$300,547

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,546	$29,983

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008

(Unaudited)

	Common Stock				Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2008	146,542	$1,465	—	$—	$1,618,352	$(1,053,592)	$566,225
Net loss and comprehensive loss	—	—	—	—	—	(944)	(944)
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	177	2	—	—	1,475	—	1,477
Stock based compensation	259	3	—	—	6,082	—	6,085

Balance at March 31, 2008	146,978	$1,470	—	$—	$1,625,909	$(1,054,536)	$572,843

See accompanying notes.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

On March 12, 2008, Time Warner Telecom Inc. changed its corporate name to tw telecom inc. (the “Company”) through an amendment to the Company’s Restated Certificate of Incorporation. The Company’s stockholders approved the name change by written consent on September 26, 2006. The Company is presently using its former name, Time Warner Telecom Inc., as a trade name until July 1, 2008 when the Company will begin using tw telecom inc. as its name and tw telecom as its brand.

The Company, a Delaware corporation, is a leading national provider of managed network services, specializing in Ethernet and transport data networking, Internet access, local and long distance voice, voice over Internet protocol (“VoIP”) and network security services to enterprise organizations and communications services companies throughout the U.S.

The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 effective January 1, 2008 on a prospective basis. Subsequent to the issuance of SFAS 157, the FASB deferred the effective date for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. This statement was effective January 1, 2008. The Company did not elect the fair value option for its existing financial assets and financial liabilities upon adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. The statement is effective beginning January 1, 2009. SFAS 141R will only impact the Company if it is party to a business combination after SFAS 141R is effective.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” which changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect and Company’s financial position, financial performance, and cash flows. The standard is effective for the Company on January 1, 2009 and the Company is currently evaluating the disclosure requirements of this standard.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents. At March 31, 2008 and December 31, 2007, investments included in cash and cash equivalents of $316.9 million and $320.9 million, respectively, were comprised of money market funds.

Investments

At March 31, 2008 and December 31, 2007, investments of $14.5 million included in long-term investments were comprised of commercial paper with exposure to sub-prime mortgages that is past its maturity date. The Company determined there were no additional impairments required as of March 31, 2008.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $11.1 million, or 13% of gross receivables, at March 31, 2008, and $12.0 million, or 14% of gross receivables, at December 31, 2007.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Revenue

The Company’s revenue is derived primarily from business communications services. Network services transmit voice, data and images as well as enable transmission for storage, using state-of-the-art fiber optics. Data and Internet services include services that enable customers to interconnect their internal computer networks and to access external networks, including Internet at high speeds using Ethernet protocol, such as metro and wide area Ethernet, virtual private network solutions and Internet access. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, 800 services, and VoIP. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence and an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory rulings.

The Company’s customers are principally enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

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

Pursuant to Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $8.6 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for an aggregate of 24% and 27% of the Company’s total revenue for the three months ended March 31, 2008 and 2007, respectively. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2008 or 2007.

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services but exclude depreciation, amortization and accretion, which is reported separately. These tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Income Taxes

As of March 31, 2008, the Company had a deferred tax asset of $58.8 million, net of a valuation allowance of $331.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

At March 31, 2008, the Company had net operating losses for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

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

The Company’s asset retirement obligations were $17.6 million and $17.2 million as of March 31, 2008 and December 31, 2007, respectively, and are included as a component of other long-term liabilities in the accompanying consolidated balance sheets.

Segment Reporting

The Company operates in one segment across the United States.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Basic loss per share for all periods presented herein was computed by dividing the net loss by the weighted average shares outstanding for the period.

The diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common shares by the weighted average common shares outstanding for the period. Options to purchase shares of the Company’s common stock, restricted stock units for common stock to be issued upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debt totaled 34.3 million and 34.0 million shares at March 31, 2008 and 2007, respectively. These shares were excluded from the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company applies the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three months ended March 31, 2008 and 2007, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options’ vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $7.25 and $10.90 for the three months ended March 31, 2008 and 2007, respectively, with the following weighted-average assumptions:

	Three months ended March 31,
	2008	2007
Expected volatility	50%	59%
Risk-free interest rate	2.5%	4.5%
Dividend yield	0%	0%
Expected term	4 years	4 years

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

As of March 31, 2008, there was $40.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

2.	Long-Term Debt and Capital Lease Obligations

	March 31, 2008	December 31, 2007
	(amounts in thousands)
Term Loan B, due 2013	$592,500	$594,000
9 1/4% Senior Notes, due 2014	400,000	400,000
2.375% Convertible Senior Debentures, due 2026	373,750	373,750
Capital lease obligations	9,531	9,565

Total obligations	1,375,781	1,377,315
Unamortized premium	326	340
Current portion	(7,586)	(7,337)

Total long-term obligations	$1,368,521	$1,370,318

As of March 31, 2008, the Company’s wholly owned subsidiary, tw telecom holdings inc. (“Holdings”), had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium relating to the 2014 Notes, was $9.5 million for both the three months ended March 31, 2008 and 2007. At March 31, 2008, the fair market value of the $400 million of 2014 Notes was approximately $404 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of March 31, 2008, the Company had outstanding $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). Offering costs of $11.3 million were deferred and are being amortized to interest expense over the term of the Convertible Debentures. The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Interest expense, including amortization of deferred debt issuance costs, was $2.4 million for both the three months ended March 31, 2008 and 2007. As of March 31, 2008, none of the holders has converted any Convertible Debentures into common stock. At March 31, 2008, the fair market value of the $373.8 million principal amount of the Convertible Debentures was approximately $385 million. These Convertible Debentures have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of March 31, 2008, Holdings had a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and an undrawn $100 million revolving credit facility (the “Revolver”) expiring in October 2011. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. On October 6, 2006, Holdings drew $200 million on the Term Loan to extinguish its then outstanding term loan. On October 31, 2006, Holdings drew the remaining $400 million on the Term Loan. Repayments of the Term Loan are due quarterly in an amount equal to  1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, after giving effect to an amendment on February 15, 2007 which reduced the interest rate by 0.25%. Interest will be reset periodically and is payable at least quarterly. Based on the Eurodollar rate in effect at March 31, 2008, the rate was 4.7%. Interest expense, including amortization of deferred debt issuance costs relating to the Term Loan, was $8.8 million and $11.8 million for the three months ended March 31, 2008 and 2007, respectively.

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $159,000 and $157,000 for the three months ended March 31, 2008 and 2007, respectively.

The 2014 Notes described above are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The credit agreement for the Term Loan contains similar restrictions. The Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company and its subsidiaries must comply with if it draws on the Revolver.

As of March 31, 2008, the Company and Holdings were in compliance with all of their covenants.

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

4.	Subsequent Event

On April 30, 2008, the Company entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of its $600 million principal amount variable rate Term Loan for a total rate, tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

including the applicable spread, of 5.23% on a notional amount of $100 million. The transaction will be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, which requires all derivatives to be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.

5.	Supplemental Guarantor Information

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

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007, Condensed Consolidating Statements of Operations for the three months ended March 31, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 and 2007.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,744	$297,474	$—	$—	$318,218
Receivables, net	—	—	76,415	—	76,415
Prepaid expenses and other current assets	945	5,831	4,554	—	11,330
Deferred income taxes	—	8,703	—	—	8,703

Total current assets	21,689	312,008	80,969	—	414,666

Long-term investments	—	14,456	—	—	14,456
Property, plant and equipment, net	—	36,176	1,255,705	—	1,291,881
Deferred income taxes	—	50,047	—	—	50,047
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	10,208	9,755	49,917	—	69,880

Total assets	$31,897	$422,442	$1,799,285	$—	$2,253,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$4,721	$40,727	$—	$45,448
Other current liabilities	4,438	48,675	171,557	—	224,670
Intercompany payable (receivable)	(1,822,625)	(709,516)	2,532,141	—	—

Total current liabilities	(1,818,187)	(656,120)	2,744,425	—	270,118

Losses in subsidiary in excess of investment	903,491	1,127,932	—	(2,031,423)	—
Long-term debt and capital lease obligations	373,750	987,591	7,180	—	1,368,521
Long-term deferred revenue	—	—	19,243	—	19,243
Other long-term liabilities	—	5,322	17,577	—	22,899
Stockholders’ equity (deficit)	572,843	(1,042,283)	(989,140)	2,031,423	572,843

Total liabilities and stockholders’ equity (deficit)	$31,897	$422,442	$1,799,285	$—	$2,253,624

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

tw telecom inc.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$282,584	$—	$282,584
Costs and expenses:
Operating, selling, general and administrative	—	39,905	155,396	—	195,301
Depreciation, amortization and accretion	—	3,852	66,007	—	69,859
Corporate expense allocation	—	(43,757)	43,757	—	—

Total costs and expenses	—	—	265,160	—	265,160

Operating income	—	—	17,424	—	17,424
Interest expense, net	(2,181)	(12,371)	(3,441)	—	(17,993)
Interest expense allocation	2,181	12,371	(14,552)		—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(569)	—	(569)
Income tax expense	—	—	375	—	375

Net loss before equity in undistributed losses of subsidiaries	—	—	(944)	—	(944)
Equity in undistributed losses of subsidiaries	(944)	(944)	—	1,888	—

Net loss	$(944)	$(944)	$(944)	$1,888	$(944)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$261,392	$—	$261,392
Costs and expenses:
Operating, selling, general and administrative	—	37,271	152,582	—	189,853
Depreciation, amortization and accretion	—	3,817	62,323	—	66,140
Corporate expense allocation	—	(41,088)	41,088	—	—

Total costs and expenses	—	—	255,993	—	255,993

Operating income	—	—	5,399	—	5,399
Interest expense, net	(2,151)	(13,218)	(3,554)	—	(18,923)
Interest expense allocation	2,151	13,218	(15,369)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(13,524)	—	(13,524)
Income tax expense	—	—	285	—	285

.
Net loss before equity in undistributed losses of subsidiaries	—	—	(13,809)	—	(13,809)
Equity in undistributed losses of subsidiaries	(13,809)	(13,809)	—	27,618	—

Net loss	$(13,809)	$(13,809)	$(13,809)	$27,618	$(13,809)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(944)	$(944)	$(944)	$1,888	$(944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	3,852	66,007	—	69,859
Intercompany change	(3,954)	6,044	(202)	(1,888)	—
Deferred debt issue and other	141	439	3	—	583
Stock based compensation	—	—	6,085	—	6,085
Changes in operating assets and liabilities	3,461	(8,273)	(11,897)	—	(16,709)

Net cash provided by (used in) operating activities	(1,296)	1,118	59,052	—	58,874

Cash flows from investing activities:
Capital expenditures	—	(3,036)	(56,601)	—	(59,637)
Other investing activities	—	(6)	(2,381)	—	(2,387)

Net cash used in investing activities	—	(3,042)	(58,982)	—	(62,024)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	1,477	—	—	—	1,477
Payment of debt and capital lease obligations	—	(1,570)	(70)	—	(1,640)

Net cash (used in) provided by financing activities	1,477	(1,570)	(70)	—	(163)

Increase (decrease) in cash and cash equivalents	181	(3,494)	—	—	(3,313)
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$20,744	$297,474	$—	$—	$318,218

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(13,809)	$(13,809)	$(13,809)	$27,618	$(13,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	3,817	62,323	—	66,140
Intercompany change	(2,303)	(3,560)	33,481	(27,618)	—
Deferred debt issue, extinguishment costs and other	141	428	4	—	573
Stock based compensation	—	—	4,795	—	4,795
Changes in operating assets and liabilities	888	14,024	(33,154)	—	(18,242)

Net cash provided by (used in) operating activities	(15,083)	900	53,640	—	39,457

Cash flows from investing activities:
Capital expenditures	—	(2,521)	(52,583)	—	(55,104)
Cash paid for acquisitions, net of cash acquired	—	—	(1,080)	—	(1,080)
Purchases of investments	—	(5,246)	—	—	(5,246)
Proceeds from maturities of investments	15,000	73,500	—	—	88,500
Other investing activities	—	—	(87)	—	(87)

Net cash provided by (used in) investing activities	15,000	65,733	(53,750)	—	26,983

Cash flows from financing activities:
Net costs from issuance of debt	—	(850)	—	—	(850)
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	15,214	—	—	—	15,214
Payment of debt and capital lease obligations	—	(1,808)	(2)	—	(1,810)

Net cash (used in) provided by financing activities	15,214	(2,658)	(2)	—	12,554

Increase (decrease) in cash and cash equivalents	15,131	63,975	(112)	—	78,994
Cash and cash equivalents at beginning of period	681	223,116	(2,244)	—	221,553

Cash and cash equivalents at end of period	$15,812	$287,091	$(2,356)	$—	$300,547

tw telecom inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of tw telecom inc. and should be read in conjunction with the accompanying financial statements and notes thereto. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, expected margins, expected branding expenditures, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections, Modified EBITDA trends, expected network expansion, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, an economic downturn, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments, and our failure to achieve all of the expected benefits of our acquisition of Xspedius Communications, LLC (“Xspedius”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We amended our Restated Certificate of Incorporation to change our corporate name to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. We are presently using our former name, Time Warner Telecom Inc., as a trade name until July 1, 2008 when we will begin using tw telecom inc. as our name and tw telecom as our brand.

We are a leading national provider of managed network services, specializing in Ethernet and transport data networking, Internet access, local and long distance voice, VoIP and network security services to enterprise organizations and communications services companies throughout the U.S. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities and long distance carriers, ILECs, competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

tw telecom inc.

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of March 31, 2008, our fiber networks spanned 25,930 route miles directly connecting 8,587 buildings served entirely by our fiber facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet connections and VPN connections for customers, and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

On October 31, 2006, we acquired Xspedius, which expanded our markets served from 44 to 75, increasing our market density in 12 markets that we already served. This acquisition provided us additional opportunities to serve multi-city and multi-location customers and provide our full product portfolio in additional markets.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type by quarter in 2008 and 2007 is as follows:

	For the Three Months Ended
	2007				2008
	March 31,	June 30,	September 30,	December 31,	March 31,
Enterprise / End Users	67%	68%	70%	71%	71%
Carrier	29%	28%	26%	25%	25%
Intercarrier Compensation	4%	4%	4%	4%	4%

Total Revenue	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

•

Increasing revenue growth by focusing on service offerings that meet the sophisticated data needs of our customers, such as our Ethernet and IP business-to-business VPN services, Internet-based services and converged voice and data bundled services, and developing future services to enhance our customers’ voice and data networking ability;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal government entities;

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies, preserve our liquidity and drive us towards profitability.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 23 consecutive quarters through March 31, 2008 primarily through sales of our data and Internet products such as Ethernet. Revenue from our enterprise customers represented 71% of our total revenue in the three months ended March 31, 2008 as compared to 67% for the same period in 2007. We expect a growing percentage of our revenue will come from our enterprise customer base as we expand the customer base for our existing products and expand our data and Internet product offerings to existing customers. Our expanded market footprint resulting from the Xspedius acquisition provides for new growth opportunities for us to extend our customer reach and product portfolio into new tw telecom inc.

markets. We expect that the success of initiatives we have implemented to improve customer retention, the success of product offerings targeted at enterprise customers, and our ability to compete for multi-location customers and the success of extending our product portfolio into our acquired markets will influence our future growth rates. Our revenue growth in the three months ended March 31, 2008 was impacted by disconnects from customers that were negatively affected by the subprime mortgage downturn, primarily occurring in 2007.

Carrier Customer Revenue

Revenue from carrier customers declined 6% for the three months ended March 31, 2008 as compared to the same period in 2007. Carrier revenue represented a smaller percentage of our total revenue at 25% in the three months ended March 31, 2008 as compared to 29% for the same period in 2007 due to growth in revenue from enterprise customers, re-pricing of certain services in connection with contract renewals, and disconnections resulting from industry consolidations. We expect continued disconnects from carriers and ISPs related to these and other factors, as discussed below under “Customer Disconnections and Pricing Trends”.

Intercarrier Compensation Revenue

Intercarrier compensation revenue consists of switched access and reciprocal compensation and represented 4% of our total revenue for both the three months ended March 31, 2008 and 2007. Switched access revenue is compensation we receive from other carriers for the delivery of traffic between a long distance carrier’s point of presence and an end user’s premises provided through out switching facilities. Switched access is regulated by the Federal Communications Commission (“FCC”) and state public utility commissions. Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on its facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

Intercarrier compensation revenue decreased 15% for the three months ended March 31, 2008 over the same period last year primarily due to discontinuance of certain products previously offered by Xspedius and regulatory and contractual rate reductions. We expect further rate reductions in intercarrier compensation throughout 2008 and may experience fluctuations in revenue due to resolution of customer disputes.

Customer Disconnections and Pricing Trends

Increasing consolidation in the telecommunications industry has occurred in recent years, and in some cases has reduced our revenue from the customers involved. If any of our other customers are acquired or merge, we may lose a portion of their business, which could have a significant impact on our revenue. Consolidation could also result in other companies becoming more formidable competitors, which could result in pressure on our revenue growth. The consolidations involving AT&T over the past several years have and may continue to result in the combined company buying less local transport service from us in SBC’s and BellSouth’s former local service areas. In addition, revenue from what was formerly Cingular Wireless (now AT&T’s wireless unit), which became a wholly owned subsidiary of AT&T, has been declining since Cingular’s acquisition of AT&T Wireless in 2004 and Cingular’s acquisition by AT&T in 2006 and is expected to further decline. Revenue from AT&T’s wireless unit represented approximately 1% of total revenue for the three months ended March 31, 2008 compared with approximately 2% for the three months ended March 31, 2007. Our revenue from AT&T, including AT&T’s wireless unit, represented approximately 6% and 9% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. Excluding intercarrier compensation revenue from AT&T, which results from end user traffic that terminates on our network, our revenue from AT&T, including AT&T’s wireless unit, represented approximately 5% of our total revenue for the three months ended March 31, 2008. The revenue impact of AT&T’s acquisitions of SBC and BellSouth may be mitigated by revenue commitments in our agreement with AT&T. As a result, we do not expect that the impact of these consolidations will materially affect our total revenue over the next several years.

tw telecom inc.

Monthly revenue loss from disconnects averaged 1.1% of monthly revenue for the three months ended March 31, 2008, which is consistent with the average monthly revenue loss of 1.1% for 2007 and slightly down from an average of 1.2% for 2006. Customer and service disconnects are primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, discontinuance of certain acquired products or price competition from other providers. We expect to continue to experience customer and service disconnects for these reasons.

Average monthly customer churn was 1.4% for both the three months ended March 31, 2008 and 2007. We experienced growth in the number of customers offset by churn primarily in our acquired customer base related to a planned program to migrate small acquired customers to our more advanced product suite. Accordingly, we expect ongoing customer churn throughout 2008 from small, lower margin customers that fall below our service profile.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers or by pricing pressure on certain more mature products such as point of presence to point of presence dedicated services and inter-city point to point transport services, especially as existing contracts expire and we negotiate renewals.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services we buy from them, should no longer be subject to regulation governing price and quality of service. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us.

We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price-cap regulation to protect against unreasonable price increases. The FCC is reviewing its regulation of special access pricing in a pending proceeding. In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. The FCC has granted several of these petitions with the result that the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated. We and several of our competitors have appealed these FCC rulings. These FCC actions did not impact the availability of the tariffed TDM special access circuits that we use for access to buildings that are not connected to our network with our fiber. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the impact of that outcome on our business.

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T supplies us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We have a similar three year agreement with AT&T for the former BellSouth service area that commenced in 2005. When that agreement expires, AT&T’s ability to increase its special access prices will be limited by FCC imposed conditions on its merger with Bell South until 2010. We have agreements or tariffed term and volume plans with the other ILECs which in some cases do not preclude prospective price increases. However, the ability of the ILECs to increase their special access prices is in some cases presently subject to regulatory constraints.

tw telecom inc.

Other Financial Trends

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flows in the normal course of business from customer and service disconnects, the timing of sales and installations, seasonality, customer disputes and dispute resolutions and repricing of services upon contract renewals. However, we cannot predict the total impact on revenue, margins, and cash flows from these items or their timing.

We have undertaken several initiatives to increase revenue growth, margins and cash flows including revenue assurance initiatives, cost reduction measures such as network grooming and pricing optimization to reduce the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies, and network investment initiatives to reduce the cost of equipment to increase overall capital efficiency. If our revenue growth, margins and cash flows decline in the future, we cannot predict whether continued initiatives will be sufficient to maintain current financial performance.

Name and Branding Change

As discussed above, we have changed our corporate name to tw telecom inc. and will begin using tw telecom as our brand name effective July 1, 2008. In connection with our name and branding change, we incurred approximately $0.4 million in branding costs for the three months ended March 31, 2008 and expect to spend $6 million to $7 million for that purpose in 2008, which includes up to $2 million in capital expenditures associated with the name change.

Acquisition Impact

Our acquisition of Xspedius resulted in lower consolidated margins as a result of higher operating costs, especially network costs, in relationship to revenue in the acquired operations. Historically the acquired operations sold a higher proportion of services utilizing the facilities of other carriers than our previously existing operations have done, resulting in lower gross margins and Modified EBITDA margins (Modified EBITDA as a percentage of revenue) than we experienced prior to the acquisition.

We have integrated the acquired operations with our operations and achieved synergies through cost reductions as have been reflected in expanding Modified EBITDA margins over the past few quarters. Our objective is to achieve Modified EBITDA margins in the mid 30% range during the summer of 2008 through continued cost reduction and scaling of our business. However, our long term perspective on our business requires that we continue to balance this objective against revenue growth and cash flow objectives as we make decisions regarding continued investment in our business and expenditures that enable sales opportunities. As in the past, we expect our Modified EBITDA margins to continue to be impacted by integration synergies and branding costs as well as the timing of sales, installations, seasonality and other normal business fluctuations. For these reasons and the possible impact of factors beyond our control, there is no assurance that we will reach our Modified EBITDA margin objective when anticipated, or at all, or if reached will remain at that level.

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

tw telecom inc.

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

Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of our eight regions. Expected future cash flows are based on historic experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary.

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

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At March 31, 2008, our net deferred tax asset after a valuation allowance of $331.8 million was $58.8 million.

tw telecom inc.

We have concluded that it is more likely than not that the net deferred tax asset will be realized through the utilization of tax-planning strategies including the sale and leaseback of certain of our high-value, low-basis assets to generate gains to which the NOLs can be applied. We base our analysis on discounted expected future cash flows and our expectations regarding the size of transaction that would be allowable under financing agreements that may be in place at the time we implement strategies to utilize the benefit of the NOLs. The assumptions approximate our best estimates including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments and discount rates. No material changes have been made to our estimates since December 31, 2007.

At March 31, 2008 we had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of, among other things, an improvement in our collection activities and our overall receivables management, our allowance for doubtful accounts as a percentage of gross receivables has improved from 15% as of December 31, 2006 to 14% at December 31, 2007 and 13% at March 31, 2008.

Stock-Based Compensation

We apply the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 to our consolidated financial statements for further discussion of stock-based compensation.

Other Estimates

Our consolidated financial statements reflect other accounting estimates, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

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

tw telecom inc.

New Accounting Pronouncements

In August 2007, the FASB proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.” The FSP would require certain convertible debt instruments to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. If adopted in its current form, it is expected that the proposed change in accounting treatment would be effective for calendar year companies in 2009, would be applied retroactively and would change the accounting treatment for our convertible debentures. Although FSP APB 14-a would not impact our actual past or future cash flows, we expect this new accounting treatment, if adopted in its current form, to materially impact our results of operations, non-cash interest expense and net loss per share beginning in fiscal year 2009 for financial statements covering past and future periods. Until the final FSP is ultimately adopted and issued by the FASB in its final form, we cannot determine the precise impact of the change in accounting treatment.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. We were required to adopt SFAS 157 on a prospective basis effective January 1, 2008. Subsequent to the issuance of SFAS 157, the FASB deferred the effective date for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The fair value option established by SFAS 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis and is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. This statement was effective beginning January 1, 2008. We did not elect the fair value option for our existing financial assets and financial liabilities upon adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. The statement is effective beginning January 1, 2009. SFAS 141R will only impact us if we are party to a business combination after SFAS 141R is effective.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133” which changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The standard is effective for us January 1, 2009 and we are currently evaluating the disclosure requirements of this standard.

tw telecom inc.

Results of Operations

The following table sets forth certain data from our unaudited consolidated financial statements and expressed as a percentage of total revenue. You should read this table together with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2008		2007
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Network services	$96,806	34%	$99,970	38%
Data and Internet services	92,790	33	69,881	27
Voice services	83,073	29	79,930	31
Intercarrier compensation	9,915	4	11,611	4

Total revenue	282,584	100	261,392	100

Costs and expenses:
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	120,821	43	117,380	45
Selling, general, and administrative (1)	74,480	26	72,473	28
Depreciation, amortization, and accretion	69,859	25	66,140	25

Total costs and expenses	265,160	94	255,993	98

Operating income	17,424	6	5,399	2
Interest expense	(20,679)	(7)	(23,462)	(9)
Interest income	2,686	1	4,539	2

Loss before income taxes	(569)	—	(13,524)	(5)
Income tax expense	375	—	285	—

Net loss	$(944)	—%	$(13,809)	(5)%

Basic and diluted loss per share	$(0.01)		$(0.10)

Weighted average shares outstanding, basic and diluted	146,810		143,768
Modified EBITDA (2)(3)	$93,368	33%	$76,334	29%
Net cash provided by operating activities	$58,874		$39,457
Net cash (used in) provided by investing activities	$(62,024)		$26,983
Net cash (used in) provided by financing activities	$(163)		$12,554

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended March 31,
	2008	2007
	(amounts in thousands)
Operating	$925	$852
Selling, general, and administrative	5,160	3,943

(2)

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

tw telecom inc.

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

	Three Months Ended March 31,
	2008	2007
	(amounts in thousands)
Net loss	$(944)	$(13,809)
Income tax expense	375	285
Interest income	(2,686)	(4,539)
Interest expense	20,679	23,462
Depreciation, amortization, and accretion	69,859	66,140
Non-cash stock-based compensation	6,085	4,795

Modified EBITDA	$93,368	$76,334

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Total revenue increased $21.2 million, or 8%, to $282.6 million for the three months ended March 31, 2008, from $261.4 million for the comparable period in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $22.9 million, or 33%, to $92.8 million for the three months ended March 31, 2008, from $69.9 million for the comparable period in 2007. The increase in data and Internet services revenue primarily resulted from growth of enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services decreased $3.2 million, or 3%, to $96.8 million for the three months ended March 31, 2008 from $100.0 million for the comparable period in 2007. The decrease in network services revenue was primarily from disconnects and repricing of renewed customer contracts primarily from carrier customers partially offset by new customer sales.

Voice service revenue increased $3.1 million, or 4%, to $83.1 million for the three months ended March 31, 2008 from $79.9 million for the comparable period in 2007. The increase was predominately from growth in sales of bundled and other voice products.

Intercarrier compensation revenue, including reciprocal compensation and switched access, decreased $1.7 million, or 15%, to $9.9 million for the three months ended March 31, 2008 from $11.6 million for the comparable period in 2007. The decrease was primarily due to discontinuance of certain products previously offered by Xspedius and regulatory and contractual rate reductions.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $3.4 million to $120.8 million for the three months ended March 31, 2008, from $117.4 million for the comparable period in 2007. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from increased revenue, an increase in employee expense related to increased headcount and annual merit-based salary increases that normally occur in our first quarter and additional costs to launch new product capabilities in 14 acquired markets. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities. Operating expenses declined to 43% of total revenue for the three months ended March 31, 2008 compared to 45% of total revenue for the same period in 2007 reflecting synergies from the integration of acquired operations and scaling of our business. We continue to expect to achieve cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and through other network grooming and optimization activities intended to reduce costs and increase margins in the acquired operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $2.0 million, or 3%, to $74.5 million for the three months ended March 31, 2008, from $72.5 million for the comparable period in 2007. The increase is primarily due to an increase in employee compensation expense as a result of increased headcount, annual merit-based salary increases, increases in incentive-based compensation for sales employees due to growth in revenue, and non-cash stock-based compensation somewhat tw telecom inc.

offset by lower integration and branding expenses. Selling, general, and administrative expenses declined to 26% of revenue for the three months ended March 31, 2008 compared to 28% of total revenue for the same period in 2007 reflecting synergies from the integration of acquired operations and scaling of our business.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $3.7 million, or 6%, to $69.9 million for the three months ended March 31, 2008, from $66.1 million for the comparable period in 2007. The increase was primarily attributable to additions to property, plant and equipment made during 2007 and 2008. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated.

Interest Expense. Interest expense decreased $2.8 million, or 12%, to $20.7 million for the three months ended March 31, 2008, from $23.5 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on the variable rate Term Loan.

Interest Income. Interest income decreased $1.9 million, or 41%, to $2.7 million for the three months ended March 31, 2008, from $4.5 million for the comparable period in 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds.

Net Loss and Modified EBITDA. Net loss was $0.9 million, or $0.01 per share, for the three months ended March 31, 2008 compared to a net loss of $13.8 million, or $0.10 per share for the comparable period in 2007. The change of $12.9 million primarily resulted from increased revenue slightly offset by an increase in operating and selling, general and administrative expenses as described above and an increase in depreciation expense of $3.7 million resulting from continued additions to property, plant and equipment. Modified EBITDA increased $17.1 million to $93.4 million, or 33% of revenue for the three months ended March 31, 2008, from $76.3 million, or 29% of revenue from the comparable period in 2007. The increase in Modified EBITDA resulted from higher revenue, somewhat offset by higher operating and selling, general and administrative expenses as described above. The increase in Modified EBITDA margin was primarily the result of revenue growth, integration cost synergies and scaling of the business.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, impairment charges, interest expense, interest income, debt extinguishment costs, other gains and losses, income tax expense or benefit, cumulative effect of change in accounting principle, and non-cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. See Note 2 to the table under “Results of Operations” for a reconciliation between net loss and Modified EBITDA.

Liquidity and Capital Resources

Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, tw telecom inc.

general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service our debt obligations, fund acquisitions, and make capital expenditures to expand our networks.

At March 31, 2008, we had $1.4 billion of total debt and $318.2 million of cash and cash equivalents compared to $1.4 billion of total debt and $321.5 million of cash and cash equivalents at December 31, 2007. Net debt (defined as total debt less cash and cash equivalents) increased $1.8 million primarily due to cash used for capital expenditures and interest payments offset by cash provided by operating activities resulting from Modified EBITDA and interest income.

Working capital, defined as current assets less current liabilities, was $144.5 million as of March 31, 2008, an increase of $13.1 million from December 31, 2007. Our working capital ratio, defined as current assets divided by current liabilities, was 1.54 as of March 31, 2008 as compared to 1.46 as of December 31, 2007. The increase in working capital is a result of Modified EBITDA exceeding net interest expense and capital expenditures.

Cash Flow Activity

Cash and cash equivalents were $318.2 million and $321.5 million as of March 31, 2008 and December 31, 2007, respectively. The change in cash and cash equivalents during the periods presented were as follows:

	Three months ended March 31,
	2008	2007
	(amounts in thousands)
Cash provided by operating activities	$58,874	$39,457
Cash (used in) provided by investing activities	(62,024)	26,983
Cash (used in) provided by financing activities	(163)	12,554

Increase (decrease) in cash and cash equivalents	$(3,313)	$78,994

Operations. Cash provided by operating activities was $58.9 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $39.5 million for the same period in 2007. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, as described above, and changes in working capital, primarily due to lower interest payments as a result of lower average rates on the Term Loan. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $62.0 million for the three months ended March 31, 2008 compared to cash provided by investing activities of $27.0 million for the same period in 2007. The change is primarily a result of increased capital expenditures and a decrease in net redemptions of investments. Our balances of cash, cash equivalents and investments change over time based on our cash requirements, market interest yields and our assessment of market risk. Capital expenditures in the three months ended March 31, 2008 were $59.6 million, the majority of which were used to expand our networks in our existing markets and to reach new customer buildings compared to $55.1 million in the three months ended March 31, 2007. Capital expenditures for integration included in these amounts were $1.9 million and $5.9 million in the three months ended March 31, 2008 and 2007, respectively.

Financing. Cash used in financing activities was $0.2 million for the three months ended March 31, 2008, primarily for quarterly payments on the $600 million Term Loan B, substantially offset by proceeds from the tw telecom inc.

exercise of stock options and purchases of our common stock under our employee stock purchase plan. Cash provided by financing activities was $12.6 million for the three months ended March 31, 2007, primarily from proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

As of March 31, 2008, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014, $373.8 million principal amount of Convertible Debentures due 2026, $592.5 million of our Term Loan due 2013 and the undrawn $100 million Revolver maturing 2011. The interest on the Term Loan is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, after giving effect to an amendment on February 15, 2007 that reduced interest by 0.25%. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively. Based on the Eurodollar rate of 4.7% in effect at March 31, 2008, aggregate annual interest payments on $592.5 million of borrowings outstanding under the Term Loan would be $27.8 million. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. See notes to our condensed consolidated financial statements for a complete description of the terms of our outstanding debt.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption, we or our affiliates may, from time to time, purchase our outstanding 2014 Notes for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding 2014 Notes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, and contractual constraints.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of March 31, 2008. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.

Capital Expenditures and Requirements

Our total capital expenditures were $59.6 million for the three months ended March 31, 2008 compared to $55.1 million for the same period in 2007. We incur capital expenditures to develop and expand our network, products and systems and spent $1.9 million in connection with the integration of the acquired operations. Success based spending consists of short-to-medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. The increase in capital expenditures year over year was primarily due to increased success based capital investments, including expanded network capacity. For 2008, we expect total capital expenditures of approximately $250 million to $274 million, consisting of $10 million to $14 million for integration of the acquired operations and branding the tw telecom name and $240 million to $260 million, which we expect will primarily be used to fund growth opportunities. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

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

tw telecom inc.

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

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of our other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. We also could potentially be subject to an acceleration of the repayment date if we have borrowed under the facilities and are in default under the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effects of Inflation

Historically, inflation has not had a material effect on us.

tw telecom inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. Based on our cash equivalents of $316.9 million on March 31, 2008, a one-percent change in the interest rate would change the interest earned by $3.2 million.

At March 31, 2008, we held commercial paper of $14.5 million, after giving effect to previously recorded impairment losses, with exposure to sub-prime mortgages that is past its maturity date. These securities are classified as long-term investments in the March 31, 2008 consolidated balance sheet. We do not expect the current lack of liquidity of this commercial paper to adversely impact our ability to meet capital expenditure and other liquidity needs.

We have fixed and variable rate debt. We had variable-rate debt instruments representing approximately 43% of our total debt at both March 31, 2008 and December 31, 2007. Our largest exposure with respect to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. Based on the $592.5 million outstanding balance as of March 31, 2008, a one-percent change in the applicable rate would change the annual amount of interest paid by $5.9 million. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million to mitigate interest fluctuations in our variable rate Term Loan. This hedge results in variable-rate debt instruments of approximately 36% of our total debt at April 30, 2008.

At March 31, 2008, the fair values of our fixed rate 9 1/4% Senior Notes due 2014 and our 2 3/8% Convertible Debentures due 2026 were approximately $404 million and $385 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on the same date. These notes and debentures have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4. Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We have no material legal proceedings pending.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

tw telecom inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME WARNER TELECOM INC.

Date: May 12, 2008	By:	/s/ Jill R. Stuart
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

tw telecom inc.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.4	–	Agreement and Plan of Merger by and among Time Warner Telecom Inc., XPD Acquisition LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp. dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

3.1	–	Restated Certificate of Incorporation of the Company*

3.2	–	Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.2	–	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1	–	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2	–	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3	–	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4	–	Credit Agreement dated October 6, 2006 between Time Warner Telecom, Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

31.1	–	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	–	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference