Form 10-Q
period 2008-06-30
tw telecom inc.
filed 2008-08-11
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2008 was 147,427,454 shares

i

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$325,156	$321,531
Receivables, less allowances of $9,595 and $12,018, respectively	76,823	75,976
Prepaid expenses	12,998	13,461
Deferred income taxes	8,703	8,703

Total current assets	423,680	419,671

Long-term investments	10,361	14,456
Property, plant, and equipment	3,149,104	3,022,752
Less accumulated depreciation	(1,856,891)	(1,727,852)

	1,292,213	1,294,900

Deferred income taxes	50,047	50,047
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	46,035	51,002
Other assets, net of accumulated amortization	20,988	21,948

Total assets	$2,256,018	$2,264,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,953	$46,972
Deferred revenue	28,162	26,015
Accrued taxes, franchise and other fees	71,280	73,130
Accrued interest	16,697	16,707
Accrued payroll and benefits	29,916	36,560
Accrued carrier costs	40,695	50,898
Current portion of debt and capital lease obligations (note 2)	7,472	7,337
Other current liabilities	26,439	30,647

Total current liabilities	262,614	288,266

Long-term debt and capital lease obligations (note 2)	1,368,250	1,370,318
Long-term deferred revenue	18,785	19,672
Other long-term liabilities	24,749	20,237

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 147,292,027 and 146,542,435 shares issued and outstanding, respectively	1,473	1,465
Additional paid-in capital	1,633,858	1,618,352
Accumulated other comprehensive income, net of taxes	126	—
Accumulated deficit	(1,053,837)	(1,053,592)

Total stockholders’ equity	581,620	566,225

Total liabilities and stockholders’ equity	$2,256,018	$2,264,718

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(amounts in thousands, except per share amounts)
Revenue:
Network services	$98,804	$97,590	$195,610	$197,560
Data and Internet services	97,318	78,540	190,108	148,421
Voice services	84,707	80,295	167,780	160,225
Intercarrier compensation	9,341	11,593	19,256	23,204

Total revenue	290,170	268,018	572,754	529,410

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	121,274	115,067	242,095	232,447
Selling, general, and administrative	75,483	75,624	149,963	148,097
Depreciation, amortization, and accretion	70,919	68,605	140,778	134,745

Total costs and expenses	267,676	259,296	532,836	515,289

Operating income	22,494	8,722	39,918	14,121
Interest expense	(18,860)	(22,709)	(39,539)	(46,171)
Interest income	1,538	4,547	4,224	9,086
Other income (loss)	(4,095)	—	(4,095)	—

Income (loss) before income taxes	1,077	(9,440)	508	(22,964)
Income tax expense	378	145	753	430

Net income (loss)	$699	$(9,585)	$(245)	$(23,394)

Net income (loss) per common share, basic and diluted	$—	$(0.07)	$—	$(0.16)

Weighted average shares outstanding, basic and diluted	147,136	144,736	146,973	144,254

Weighted average shares outstanding, diluted	149,200	144,736	146,973	144,254

(a) Includes non-cash stock-based employee compensation expense (note 1):

Operating	$803	$858	$1,728	$1,710

Selling, general, and administrative	$4,553	$4,792	$9,713	$8,735

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(amounts in thousands)
Cash flows from operating activities:
Net loss.	$(245)	$(23,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	140,778	134,745
Stock-based compensation	11,441	10,445
Investment impairment, amortization of deferred debt issue costs and other	5,259	1,157
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(486)	(4,759)
Accounts payable, deferred revenue, and other liabilities	(26,094)	(8,203)

Net cash provided by operating activities	130,653	109,991

Cash flows from investing activities:
Capital expenditures	(126,482)	(133,231)
Cash paid for acquisitions, net of cash acquired	—	(1,618)
Purchases of investments	—	(92,678)
Proceeds from maturities of investments	—	93,845
Other investing activities	(1,142)	(235)

Net cash used in investing activities	(127,624)	(133,917)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	4,073	17,738
Net costs from issuance of debt	—	(850)
Payment of debt and capital lease obligations	(3,477)	(3,374)

Net cash provided by financing activities	596	13,514

Increase (decrease) in cash and cash equivalents	3,625	(10,412)
Cash and cash equivalents at beginning of period	321,531	221,553

Cash and cash equivalents at end of period	$325,156	$211,141

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,389	$45,889

Cash paid for income taxes	$990	$—

Addition of capital lease obligation	$1,560	$455

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income, net of taxes	Accumulated deficit	Total stockholders' equity
	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2008	146,542	$1,465	$1,618,352	$—	$(1,053,592)	$566,225
Net loss and comprehensive loss	—	—	—		(245)	(245)
Unrealized gains on hedging activities, net of tax	—	—	—	126	—	126
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	491	5	4,068	—	—	4,073
Stock based compensation	259	3	11,438	—	—	11,441

Balance at June 30, 2008	147,292	$1,473	$1,633,858	$126	$(1,053,837)	$581,620

See accompanying notes.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

On March 12, 2008, Time Warner Telecom Inc., a Delaware corporation, changed its corporate name to tw telecom inc. (the “Company”) through an amendment to the Company’s Restated Certificate of Incorporation. The Company’s stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008, the Company began using tw telecom inc. as its name and tw telecom as its brand.

The Company is a leading national provider of managed network services, specializing in Ethernet and transport data networking, Internet access, local and long distance voice, virtual private network (“VPN”), voice over Internet protocol (“VoIP”) and security to enterprise organizations and communications services companies throughout the U.S.

The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 effective January 1, 2008 on a prospective basis. Subsequent to the issuance of SFAS 157, the FASB deferred the effective date for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations as of and for the six months ended June 30, 2008.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement is effective for the Company on January 1, 2009 and the Company is currently evaluating the disclosure requirements of this statement.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.” FSP APB 14-1 requires certain convertible debt instruments to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 changes the accounting treatment for the Company’s convertible debentures (see Note 2 for a description) and is effective for the Company on January 1, 2009 with retrospective application required. Although FSP APB 14-1 will not impact the Company’s actual past or future cash flows, the Company is evaluating the impact to its results of operations, non-cash interest expense and net loss per share beginning in fiscal year 2009 for financial statements covering past and future periods and expects the impact on those results to be material.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents. At June 30, 2008 and December 31, 2007, investments included in cash and cash equivalents of $324.3 million and $320.9 million, respectively, are measured at fair value and were comprised of money market funds that are traded in an active market and for which market prices are readily available.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

At June 30, 2008 and December 31, 2007, investments of $10.4 million and $14.5 million, respectively, included in long-term investments were comprised of commercial paper with exposure to sub-prime mortgages that is past its maturity dates. During the three months ended June 30, 2008, the Company recognized an impairment loss of $4.1 million included in other income (loss) in the condensed consolidated statements of operations. The impairment loss was estimated based on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. Actual values could differ from those estimates.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $9.6 million, or 11% of gross receivables, at June 30, 2008, and $12.0 million, or 14% of gross receivables, at December 31, 2007.

Revenue

The Company’s revenue is derived primarily from business communications services. Network services transmit voice, data and images as well as enable transmission for storage, using state-of-the-art fiber optics. Data and Internet services include services that enable customers to interconnect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metro and wide area Ethernet, virtual private network solutions. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services, and VoIP. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on their LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

The Company’s customers are principally enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and components of voice services, such as long distance, is generally billed on a transactional basis in arrears determined by customer usage and estimates are used to recognize revenue in the period earned.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. In situations where a billing dispute exists, revenue is not recognized until the dispute is resolved.

Pursuant to Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $9.3 million and $8.1 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $17.9 million and $14.3 million for the six months ended June 30, 2008 and 2007, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for an aggregate of 24% and 26% of the Company’s total revenue for the six months ended June 30, 2008 and 2007, respectively. No customer accounted for 10% or more of total revenue for the six months ended June 30, 2008 or 2007.

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

Income Taxes

Income tax expense for all periods presented is comprised solely of current state income taxes.

As of June 30, 2008, the Company had a deferred tax asset of $58.8 million, net of a valuation allowance of $330.9 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

At June 30, 2008, the Company had net operating losses for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) as interpreted by FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. SFAS 143 requires that the estimated fair value of an asset retirement obligation be recorded when incurred. The associated asset retirement costs are capitalized as part of the carrying tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems upon contract termination. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

The Company’s asset retirement obligations were $18.0 million and $17.2 million as of June 30, 2008 and December 31, 2007, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

Segment Reporting

The Company operates in one segment across the United States.

Earnings (Loss) Per Common Share and Potential Common Share

The Company computes earnings (loss) per common share in accordance with the provisions of FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures to present basic and diluted earnings or loss per share (“EPS”). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted to shares at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

Options to purchase shares of the Company’s common stock, restricted stock for common stock to be issued upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures totaled 29.6 million and 33.5 million for the three months ended June 30, 2008 and 2007, respectively, and 33.9 million and 33.5 million shares for the six months ended June 30, 2008 and 2007, respectively, and were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive. The following table provides the calculation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(amounts in thousands, except per share amounts)

Net income (loss) as reported	$699	$(9,585)	$(245)	$(23,394)

Basic weighted average shares outstanding	147,136	144,736	146,973	144,254
Dilutive effect of stock options outstanding	1,704	—	—	—
Dilutive effect of unvested restricted stock	360	—	—	—

Diluted weighted average shares	149,200	144,736	146,973	144,254
Earnings (loss) per share—basic and diluted	$0.00	$(0.07)	$(0.00)	$(0.16)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company applies the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the six months ended June 30, 2008 and 2007, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options’ vesting period, which is equivalent to the requisite service period. The weighted-average fair value of options granted was $7.24 and $10.68 for the six months ended June 30, 2008 and 2007, respectively, with the following weighted-average assumptions:

	Six months ended June 30,
	2008	2007
Expected volatility.	50%	59%
Risk-free interest rate	2.5%	4.6%
Dividend yield.	0%	0%
Expected term.	4 years	4 years

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

As of June 30, 2008, there was $36.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years, and $22.9 million of total unrecognized compensation expense related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.5 years.

2.	Long-Term Debt and Capital Lease Obligations

	June 30, 2008	December 31, 2007
	(amounts in thousands)

Term Loan B, due 2013.	$591,000	$594,000
9¼% Senior Notes, due 2014.	400,000	400,000
2.375% Convertible Senior Debentures, due 2026.	373,750	373,750
Capital lease obligations.	10,659	9,565

Total obligations	1,375,409	1,377,315
Unamortized premium	313	340
Current portion.	(7,472)	(7,337)

Total long-term obligations	$1,368,250	$1,370,318

As of June 30, 2008, the Company’s wholly owned subsidiary, tw telecom holdings inc. (“Holdings”), had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense, including amortization of deferred debt issuance costs and premium relating to the 2014 Notes, was $18.9 million for both the six months ended June 30, 2008 and 2007. At June 30, 2008, the fair market value of the $400 million of 2014 Notes was approximately $408 million. These notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of June 30, 2008, the Company had outstanding $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Interest expense, including amortization of deferred debt issuance costs, was $4.7 million for both the six months ended June 30, 2008 and 2007. As of June 30, 2008, none of the holders has converted any Convertible Debentures into common stock. At June 30, 2008, the fair market value of the $373.8 million principal amount of the Convertible Debentures was approximately $395 million. The Convertible Debentures have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

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

As of June 30, 2008, Holdings had a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and an undrawn $100 million revolving credit facility (the “Revolver”) expiring in October 2011. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. On October 6, 2006, Holdings drew $200 million on the Term Loan to extinguish its then outstanding term loan. On October 31, 2006, Holdings drew the remaining $400 million on the Term Loan. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%. Interest will be reset periodically and is payable at least quarterly. Based on the Eurodollar rate in effect at June 30, 2008, the rate was 4.5%. Interest expense, including amortization of deferred debt issuance costs relating to the Term Loan, was $16.0 million and $23.0 million for the six months ended June 30, 2008 and 2007, respectively.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was approximately $316,000 for both the six months ended June 30, 2008 and 2007.

The variable rate Term Loan exposes the Company to variability in interest payments due to changes in interest rates. On April 30, 2008, Holdings entered into a two year interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The interest rate swap has a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of the $600 million principal amount variable rate term loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. The fair value of the interest rate swap agreement was an asset of $0.1 million as of June 30, 2008 and is included as a component of other assets in the condensed consolidated balance sheet as of June 30, 2008. The fair value of the interest rate swap agreement was based on prices obtained from a financial institution who develops values based on inputs observable in active markets, including interest rates. The Company has designated the interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. During the three months ended June 30, 2008, we did not recognize any gain or loss in earnings for hedge ineffectiveness.

The credit agreement for the Term Loan contains restrictions similar to those contained in the indenture for the 2014 Notes. The Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company and its subsidiaries must comply with if it draws on the Revolver.

As of June 30, 2008, the Company and Holdings were in compliance with all of their debt covenants.

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

On February 20, 2004, Holdings (“Issuer”) issued $200 million principal amount of the 2014 Notes. On February 9, 2005, Holdings issued an additional $200 million principal amount of the 2014 Notes. The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2014 tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008 and 2007.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,883	$304,273	$—	$—	$325,156
Receivables, net	—	—	76,823	—	76,823
Prepaid expenses and other current assets	1,516	7,969	3,513	—	12,998
Deferred income taxes	—	8,703	—	—	8,703

Total current assets	22,399	320,945	80,336	—	423,680

Long-term investments	—	10,361	—	—	10,361
Property, plant and equipment, net	—	35,667	1,256,546	—	1,292,213
Deferred income taxes	—	50,047	—	—	50,047
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	10,066	9,427	47,530	—	67,023

Total assets	$32,465	$426,447	$1,797,106	$—	$2,256,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$8,346	$33,607	$—	$41,953
Other current liabilities	2,219	57,496	160,946	—	220,661
Intercompany payable (receivable)	(1,825,194)	(719,007)	2,544,201	—	—

Total current liabilities	(1,822,975)	(653,165)	2,738,754	—	262,614

Losses in subsidiary in excess of investment	900,196	1,129,825	—	(2,030,021)	—
Long-term debt and capital lease obligations	373,750	985,941	8,559	—	1,368,250
Long-term deferred revenue	—	—	18,785	—	18,785
Other long-term liabilities	—	5,304	19,445	—	24,749

Stockholders' equity (deficit)	581,494	(1,041,458)	(988,437)	2,030,021	581,620

Total liabilities and stockholders' equity (deficit)	$32,465	$426,447	$1,797,106	$—	$2,256,018

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,563	$300,968	$—	$—	$321,531
Receivables, net	—	—	75,976	—	75,976
Prepaid expenses and other current assets	2,720	7,148	3,593	—	13,461
Deferred income taxes	—	8,703	—	—	8,703

Total current assets	23,283	316,819	79,569	—	419,671

Long-term investments	—	14,456	—	—	14,456
Property, plant and equipment, net	—	36,454	1,258,446	—	1,294,900
Deferred income taxes	—	50,047	—	—	50,047
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	10,349	10,728	51,873	—	72,950

Total assets	$33,632	$428,504	$1,802,582	$—	$2,264,718

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$4,720	$42,252	$—	$46,972
Other current liabilities	2,219	62,881	176,194	—	241,294
Intercompany payable (receivable)	(1,812,586)	(715,560)	2,528,146	—	—

Total current liabilities	(1,810,367)	(647,959)	2,746,592	—	288,266

Losses in subsidiary in excess of investment	904,024	1,125,511	—	(2,029,535)	—
Long-term debt and capital lease obligations	373,750	989,246	7,322	—	1,370,318
Long-term deferred revenue	—	—	19,672	—	19,672
Other long-term liabilities	—	3,045	17,192	—	20,237

Stockholders' equity (deficit)	566,225	(1,041,339)	(988,196)	2,029,535	566,225

Total liabilities and stockholders' equity (deficit)	$33,632	$428,504	$1,802,582	$—	$2,264,718

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$290,170	$—	$290,170
Costs and expenses:
Operating, selling, general and administrative	—	41,606	155,151	—	196,757
Depreciation, amortization and accretion	—	3,913	67,006	—	70,919
Corporate expense allocation	—	(45,519)	45,519	—	—

Total costs and expenses	—	—	267,676	—	267,676

Operating income	—	—	22,494	—	22,494
Interest expense, net	(2,222)	(15,419)	319	—	(17,322)
Other income (loss)	—	(4,095)	—	—	(4,095)
Interest expense and other loss allocation	2,222	19,514	(21,736)	—	—

Income before income taxes and equity in undistributed gains of subsidiaries	—	—	1,077	—	1,077
Income tax expense	—	4	374	—	378

Net income (loss) before equity in undistributed gains of subsidiaries	—	(4)	703	—	699
Equity in undistributed gains of subsidiaries	699	703	—	(1,402)	—

Net income	$699	$699	$703	$(1,402)	$699

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$572,754	$—	$572,754
Costs and expenses:
Operating, selling, general and administrative	—	81,511	310,547	—	392,058
Depreciation, amortization and accretion	—	7,765	133,013	—	140,778
Corporate expense allocation	—	(89,276)	89,276	—	—

Total costs and expenses	—	—	532,836	—	532,836

Operating income	—	—	39,918	—	39,918
Interest expense, net	(4,403)	(27,790)	(3,122)	—	(35,315)
Other income (loss)	—	(4,095)	—	—	(4,095)
Interest expense and other loss allocation	4,403	31,885	(36,288)	—	—

Income before income taxes and equity in undistributed losses of subsidiaries.	—	—	508	—	508
Income tax expense	—	4	749	—	753

Net loss before equity in undistributed losses of subsidiaries .	—	(4)	(241)	—	(245)
Equity in undistributed losses of subsidiaries	(245)	(241)	—	486	—

Net loss	$(245)	$(245)	$(241)	$486	$(245)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$529,410	$—	$529,410
Costs and expenses:
Operating, selling, general and administrative	—	75,976	304,568	—	380,544
Depreciation, amortization and accretion	—	7,381	127,364	—	134,745
Corporate expense allocation	—	(83,357)	83,357	—	—

Total costs and expenses	—	—	515,289	—	515,289

Operating income	—	—	14,121	—	14,121
Interest expense, net	(4,252)	(25,565)	(7,268)	—	(37,085)
Interest expense allocation	4,252	25,565	(29,817)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries.	—	—	(22,964)	—	(22,964)
Income tax expense	—	—	430	—	430

Net loss before equity in undistributed losses of subsidiaries .	—	—	(23,394)	—	(23,394)
Equity in undistributed losses of subsidiaries	(23,394)	(23,394)	—	46,788	—

Net loss	$(23,394)	$(23,394)	$(23,394)	$46,788	$(23,394)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(245)	$(245)	$(241)	$486	$(245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	7,765	133,013	—	140,778
Intercompany change	(1,167)	(3,447)	5,100	(486)	—
Investment impairment, deferred debt issue and other	283	4,973	3	—	5,259
Stock based compensation	—	—	11,441	—	11,441
Changes in operating assets and liabilities	(2,624)	3,826	(27,782)	—	(26,580)

Net cash (used in) provided by operating activities	(3,753)	12,872	121,534	—	130,653

Cash flows from investing activities:
Capital expenditures	—	(6,430)	(120,052)	—	(126,482)
Other investing activities	—	79	(1,221)	—	(1,142)

Net cash used in investing activities	—	(6,351)	(121,273)	—	(127,624)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	4,073	—	—	—	4,073
Payment of debt and capital lease obligations	—	(3,216)	(261)	—	(3,477)

Net cash provided by (used in) financing activities	4,073	(3,216)	(261)	—	596

Increase in cash and cash equivalents	320	3,305	—	—	3,625
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$20,883	$304,273	$—	$—	$325,156

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

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

The following discussion and analysis provides information concerning the results of operations and financial condition of tw telecom inc. and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, expected revenue mix, expected margins, expected branding expenditures, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections, Modified EBITDA trends, expected network expansion, and business plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnects, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our existing products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, increases in the price we pay for use of facilities of Incumbent Local Exchange Carriers, or “ILECs”, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments, and our failure to achieve all of the expected benefits of our acquisition of Xspedius Communications, LLC (“Xspedius”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We amended our Restated Certificate of Incorporation to change our corporate name to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008, we began using tw telecom inc. as our name and tw telecom as our brand.

We are a leading national provider of managed network services, specializing in Ethernet and transport data networking, Internet access, local and long distance voice, VPN, VoIP and security to enterprise organizations and communications services companies throughout the U.S. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities and long distance carriers, ILECs, competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of June 30, 2008, our fiber networks spanned approximately 26,000 route miles directly connecting 8,810 buildings served entirely by our fiber facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet connections and VPN connections for customers, and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

On October 31, 2006, we acquired Xspedius, which expanded our markets served from 44 to 75 and increased our market density in 12 markets that we already served. This acquisition provided us additional opportunities to serve multi-city and multi-location customers and provide our full product portfolio in additional markets.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type by quarter in 2007 and 2008 is as follows:

	For the Three Months Ended
	2007				2008
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Enterprise / End Users	67%	68%	70%	71%	71%	72%
Carrier	29%	28%	26%	25%	25%	25%
Intercarrier Compensation	4%	4%	4%	4%	4%	3%

Total Revenue	100%	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

•

Increasing revenue by focusing on service offerings that meet the sophisticated data needs of our customers, such as our Ethernet and IP business-to-business VPN services, Internet-based services and converged voice and data bundled services, and developing future services to enhance our customers’ voice and data networking ability;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal government entities;

•	Pursuing selected opportunities to expand our network reach to serve new customers and additional locations for existing customers;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies, preserve our liquidity and drive us towards greater profitability; and

•	Delivering a proactive and comprehensive customer care strategy that differentiates us from our competitors.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 24 consecutive quarters through June 30, 2008 primarily through sales of our data and Internet products such as Internet and Ethernet. Revenue from our enterprise customers represented 72% of our total revenue in the three months ended June 30, 2008 as compared to 68% for the same period in 2007. We expect a growing percentage of our revenue will come from the enterprise customer base. Our expanded market footprint resulting from the Xspedius acquisition provides for new growth opportunities for us to extend our customer reach and product portfolio into new markets. While we continued to experience growth from this customer base in the three months ended June 30, 2008, we believe that the current macro economic environment has caused downward pressure on revenue in some of our markets that has been largely offset by strength in our other markets, our diverse nationwide local market presence, product portfolio and customer base. Our enterprise revenue growth for the past several quarters has been impacted by disconnects from customers in the mortgage industry and service disconnections by very small acquired customers that are below our desired service profile. We expect that the success of initiatives we have implemented to improve customer retention, the success of product offerings targeted at enterprise customers, our ability to compete for multi-location customers and the success of extending our product portfolio into our acquired markets will influence our future growth rates; however, we can not predict whether these initiatives or other factors will offset pressure to the enterprise customer base caused by the softening economy.

Carrier Customer Revenue

Revenue from carrier customers declined 2% for the three months ended June 30, 2008 as compared to the same period in 2007. Carrier revenue represented a smaller percentage of our total revenue at 25% in the three months ended June 30, 2008 and continues to decline as a percentage of total revenue due to growth in revenue from enterprise customers, re-pricing of certain services in connection with contract renewals, and disconnections resulting from industry consolidations. We expect continued disconnects from carriers and ISPs related to these and other factors, as discussed below under “Customer Disconnections and Pricing Trends”.

Intercarrier Compensation Revenue

Intercarrier compensation revenue consists of switched access and reciprocal compensation and represented 3% of our total revenue for the three months ended June 30, 2008 and continues to decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may fluctuate from quarter to quarter based on variations in minutes of use terminating on our network and the resolution of disputes. Switched access revenue is compensation we receive from other carriers for the delivery of traffic between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Switched access rates are regulated by the Federal Communications Commission (“FCC”) and state public utility commissions. Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

Customer Disconnections and Pricing Trends

Increasing consolidation in the telecommunications industry has occurred in recent years, and in some cases has reduced our revenue from the customers involved. If any of our other carrier customers are acquired or merge, we may lose a portion of their business, which could have a significant impact on our revenue. Consolidation could also result in other communications companies becoming more formidable competitors, which could result in pressure on our revenue growth. The consolidations involving AT&T over the past several years have and may continue to result in the combined company buying less local transport service from us in SBC’s and BellSouth’s former local service areas. In addition, our revenue from AT&T’s wireless unit (formerly Cingular Wireless) has been declining over the past 10 quarters due to Cingular’s acquisition of AT&T Wireless in 2004 and Cingular’s acquisition by AT&T in 2006 and is expected to further decline. In the three months ended June 30, 2008 compared to the same period last year, total revenue declined $2.4 million as a result of disconnects from this customer. Revenue from AT&T’s wireless unit represented less than 1% of total revenue for the three months ended June 30, 2008 compared with approximately 2% for the three months ended June 30,

2007. The revenue impact of AT&T’s acquisitions of SBC and BellSouth may be mitigated by revenue commitments in our agreement with AT&T. As a result, we do not expect that the impact of these consolidations will materially affect our total revenue through the end of 2010.

Monthly revenue loss from disconnects averaged 1.2% of monthly revenue for the three months ended June 30, 2008, which is consistent with an average of 1.2% for 2006 and slightly up from an average of 1.1% for 2007 and the three months ended March 31, 2008. Customer and service disconnects occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, the impact of the economic downturn, discontinuance of certain acquired products or price competition from other providers. We expect to continue to experience customer and service disconnects for these reasons.

Average monthly customer churn was 1.5% and 1.3% for the three months ended June 30, 2008 and 2007, respectively. Most of this churn came from our very small acquired customers that are below our desired service profile, which we expect to continue.

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

We have advocated before the FCC that it should modify its special access pricing flexibility rules so that these services return to price-cap regulation to protect against unreasonable price increases. The FCC is reviewing its regulation of special access pricing in a pending proceeding. In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. The FCC has granted several of these petitions with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated. We and several of our competitors have appealed these FCC rulings. These FCC actions did not impact the availability of the tariffed time division multiplexed special access circuits that we use for access to buildings that are not connected to our network with our fiber. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the impact of that outcome on our business.

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T supplies us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We have a similar three year agreement with AT&T for the former BellSouth service area that commenced in 2005. When that agreement expires, AT&T’s ability to increase its special access prices will be limited by FCC imposed conditions on its merger with BellSouth until 2010. We have agreements or tariffed term and volume plans with the other ILECs, which in some cases do not preclude prospective price increases. However, the ability of the ILECs to increase their special access prices is in some cases presently subject to regulatory constraints.

Name and Branding Change

As discussed above, we have changed our corporate name to tw telecom inc. and began using tw telecom as our brand name effective July 1, 2008. In connection with our name and branding change, we incurred approximately $2.2 million in branding expense and $0.1 million in capital expenditures for branding for the three months ended June 30, 2008 and expect to spend $5 million to $6 million for that purpose for the twelve months ended December 31, 2008, which includes up to $2 million in capital expenditures associated with the name change.

Other Financial Trends

Our acquisition of Xspedius resulted in lower consolidated margins as a result of higher operating costs, especially network costs, in relationship to revenue in the acquired operations. Historically the acquired operations sold a higher proportion of services utilizing the facilities of other carriers than our previously existing operations, resulting in lower gross margins and Modified EBITDA margins (Modified EBITDA as a percentage of revenue) than we experienced prior to the acquisition. We have integrated the acquired operations with our operations and achieved synergies through cost reductions that have been reflected in expanding Modified EBITDA margins over the past five quarters. Our Modified EBITDA margin improved from 31% for the three months ended June 30, 2007 to 34% for the three months ended June 30, 2008 reflecting revenue growth and cost synergies. We continue to expect to achieve cost synergies through network grooming and optimization activities intended to reduce costs and increase margins in the acquired operations.

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flows in the normal course of business from customer and service disconnects, the timing of sales and installations, seasonality of sales and usage, customer disputes and dispute resolutions and repricing of services upon contract renewals. However, we cannot predict the total impact on revenue, margins, and cash flows from these items or their timing.

We have undertaken several initiatives to increase revenue growth, margins and cash flows including revenue assurance and retention initiatives, cost reduction measures such as network grooming and pricing optimization to reduce the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies, and network investment initiatives to reduce the cost of equipment to increase overall capital efficiency. If our revenue growth, margins and cash flows decline in the future, we cannot predict whether continued initiatives will be sufficient to maintain current financial performance.

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

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At June 30, 2008, our net deferred tax asset after a valuation allowance of $330.9 million was $58.8 million.

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

At June 30, 2008 we had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of, among other things, our overall receivables management, our bad debt expense historically has trended below 1% as a percentage of our total revenue.

Stock-Based Compensation

We apply the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 to our condensed consolidated financial statements for further discussion of stock-based compensation.

Other Estimates

Our condensed consolidated financial statements reflect other accounting estimates, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

During the three months ended June 30, 2008, we recognized an impairment loss of $4.1 million on commercial paper with exposure to sub-prime mortgages that is past its maturity date. The carrying value of these securities after recognition of the impairment loss is $10.4 million at June 30, 2008. These securities are classified as long term investments in the condensed consolidated balance sheet. The carrying value of these securities represents an estimate of the fair value of the investments based on data from financial advisors for the commercial paper holders. The valuation considered (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios.

We believe the current assumptions and other considerations used to estimate amounts reflected in the condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in the condensed consolidated financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, on our financial condition.

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for the impact of new accounting pronouncements on our consolidated financial statements.

Results of Operations

The following table sets forth certain data from our unaudited consolidated financial statements and expressed as a percentage of total revenue. You should read this table together with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Network services	$98,804	34%	$97,590	37%	$195,610	35%	$197,560	38%
Data and Internet services	97,318	34	78,540	30	190,108	33	148,421	30
Voice services	84,707	29	80,295	29	167,780	29	160,225	28
Intercarrier compensation	9,341	3	11,593	4	19,256	3	23,204	4

Total revenue	290,170	100	268,018	100	572,754	100	529,410	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	121,274	42	115,067	43	242,095	42	232,447	44
Selling, general, and administrative (1)	75,483	26	75,624	28	149,963	26	148,097	28
Depreciation, amortization, and accretion	70,919	24	68,605	26	140,778	25	134,745	25

Total costs and expenses	267,676	92	259,296	97	532,836	93	515,289	97

Operating income	22,494	8	8,722	3	39,918	7	14,121	3
Interest expense	(18,860)	(6)	(22,709)	(8)	(39,539)	(7)	(46,171)	(9)
Interest income	1,538	1	4,547	2	4,224	1	9,086	2
Other income (loss)	(4,095)	(1)	0	0	(4,095)	(1)	0	0

Income (loss) before income taxes	1,077	—	(9,440)	(4)	508	—	(22,964)	(4)
Income tax expense	378	—	145	—	753	—	430	—

Net income (loss)	$699	—%	$(9,585)	(4)%	$(245)	—%	$(23,394)	(4)%

Basic income (loss) per share	$—		$(0.07)		$—		$(0.16)

Diluted income (loss) per share	$—		$(0.07)		$—		$(0.16)

Weighted average shares outstanding, basic	147,136		144,736		146,973		144,254
Weighted average shares outstanding, diluted	149,200		144,736		146,973		144,254

Modified EBITDA (2)(3)	$98,769	34%	$82,977	31%	$192,137	34%	$159,311	30%
Net cash provided by operating activities	$71,779		$70,534		$130,653		$109,991
Net cash used in investing activities	$(65,600)		$(160,900)		$(127,624)		$(133,917)
Net cash provided by financing activities	$759		$960		$596		$13,514

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(amounts in thousands)		(amounts in thousands)

Operating	$803	$858	$1,728	$1,710
Selling, general, and administrative	$4,553	$4,792	$9,713	$8,735

(2)

“Modified EBITDA” is defined as net income (loss) before depreciation, amortization, and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense, cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility discussed below also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(amounts in thousands)		(amounts in thousands)

Net income (loss)	$699	$(9,585)	$(245)	$(23,394)
Income tax expense	378	145	753	430
Other (income) loss	4,095	—	4,095	—
Interest income	(1,538)	(4,547)	(4,224)	(9,086)
Interest expense	18,860	22,709	39,539	46,171
Depreciation, amortization, and accretion	70,919	68,605	140,778	134,745
Non-cash stock-based compensation	5,356	5,650	11,441	10,445

Modified EBITDA	$98,769	$82,977	$192,137	$159,311

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Total revenue increased $22.2 million, or 8%, to $290.2 million for the three months ended June 30, 2008, from $268.0 million for the comparable period in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $18.8 million, or 24%, to $97.3 million for the three months ended June 30, 2008, from $78.5 million for the comparable period in 2007. The increase in data and Internet services revenue primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services increased $1.2 million, or 1%, to $98.8 million for the three months ended June 30, 2008 from $97.6 million for the comparable period in 2007. The increase in network services revenue was primarily from growth in new customer sales and a reduction in disputes partially offset by disconnects and repricing of renewed customer contracts primarily from carrier customers including $2.4 million from one wireless customer.

Voice services revenue increased $4.4 million, or 5%, to $84.7 million for the three months ended June 30, 2008 from $80.3 million for the comparable period in 2007. The increase was predominately from growth in bundled and other local product sales.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $2.3 million, or 19%, to $9.3 million for the three months ended June 30, 2008 from $11.6 million for the comparable period in 2007. The decrease was primarily due to increased disputes, rate reductions, and discontinuance of certain products previously offered by Xspedius.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $6.2 million, or 5%, to $121.3 million for the three months ended June 30, 2008, from $115.1 million for the comparable period in 2007. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from increased revenue and the launch of product capabilities in 16 of our acquired markets, an increase in employee expense related to increased headcount and the continuing effect of annual merit-based salary increases. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and network optimization through grooming efforts intended to reduce costs. Operating expenses declined to 42% of total revenue for the three months ended June 30, 2008 compared to 43% of total revenue for the same period in 2007, reflecting synergies from the integration of acquired operations and scaling of our business. We continue to expect to achieve cost synergies through network grooming and optimization activities intended to reduce costs and increase margins in the acquired operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses decreased $0.1 million to $75.5 million for the three months ended June 30, 2008, from $75.6 million for the comparable period in 2007. The slight decrease is primarily due to lower integration expenses, capitalized labor and bad debt expense somewhat offset by an increase in branding expenses and in employee compensation expense as a result of increased headcount and annual merit-based salary increases. Selling, general, and administrative expenses declined to 26% of total revenue for the three months ended June 30, 2008 compared to 28% of total revenue for the same period in 2007, reflecting synergies from the integration of acquired operations and scaling of our business.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $2.3 million, or 3%, to $70.9 million for the three months ended June 30, 2008, from $68.6 million for the comparable period in 2007. The increase was primarily attributable to additions to property, plant and equipment made during 2007 and 2008. These increases were partially offset by a reduction in depreciation as we retired certain fully depreciated assets.

Interest Expense. Interest expense decreased $3.8 million, or 17%, to $18.9 million for the three months ended June 30, 2008, from $22.7 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on the variable rate Term Loan.

Interest Income. Interest income decreased $3.0 million, or 66%, to $1.5 million for the three months ended June 30, 2008, from $4.5 million for the comparable period in 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds heavily weighted in government securities.

Other Income (Loss). During the three months ended June 30, 2008, we recognized a $4.1 million loss that represents an impairment of commercial paper investments that we hold past the maturity dates. See Note 1 to our condensed consolidated financial statements.

Net Income (Loss) and Modified EBITDA. Net income was $0.7 million, or $0.00 per share, for the three months ended June 30, 2008 compared to a net loss of $9.6 million, or $0.07 per share for the comparable period in 2007. The change of $10.3 million primarily resulted from increased revenue slightly offset by an increase in operating expenses, depreciation expense and the other loss described above. Modified EBITDA increased $15.8 million to $98.8 million, or 34% of revenue for the three months ended June 30, 2008, from $83.0 million, or 31% of revenue for the comparable period in 2007. The increase in Modified EBITDA and Modified EBITDA margin resulted from the contribution from revenue growth, integration cost synergies and scaling of our business.

Modified EBITDA is defined as net income or loss before depreciation, amortization, accretion, impairment charges, interest expense, interest income, debt extinguishment costs, other income (loss), income tax expense, cumulative effect of change in accounting principle, and non-cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. See Note 2 to the table under “Results of Operations” for a reconciliation between net income (loss) and Modified EBITDA.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Total revenue increased $43.3 million, or 8%, to $572.8 million for the six months ended June 30, 2008, from $529.4 million for the comparable period in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $41.7 million, or 28%, to $190.1 million for the six months ended June 30, 2008, from $148.4 million for the comparable period in 2007. The increase in data and Internet services revenue primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services decreased $2.0 million, or 1%, to $195.6 million for the six months ended June 30, 2008 from $197.6 million for the comparable period in 2007. The decrease in network services revenue was primarily from disconnects and repricing of renewed customer contracts primarily from carrier customers, including $4.8 million from one wireless customer, partially offset by new customer sales.

Voice services revenue increased $7.6 million, or 5%, to $167.8 million for the six months ended June 30, 2008 from $160.2 million for the comparable period in 2007. The increase was predominately from growth in bundled and other local product sales, including an increase in usage based services. Usage based revenue included in voice services was 4% and 5% of our total revenue for the six months ended June 30, 2008 and 2007, respectively, and declined as a percentage of total revenue due to growth in data and Internet services revenue.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $3.9 million, or 17%, to $19.3 million for the six months ended June 30, 2008 from $23.2 million for the comparable period in 2007. The decrease was primarily due to rate reductions, increased disputes, and discontinuance of certain products previously offered by Xspedius.

Operating Expenses. Operating expenses increased by $9.6 million, or 4%, to $242.1 million for the six months ended June 30, 2008, from $232.4 million for the comparable period in 2007. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from increased revenue, an increase in employee expense related to increased headcount and annual merit-based salary increases and additional costs to launch new product capabilities in 16 acquired markets. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and network optimization. Operating expenses declined to 42% of total revenue for the six months ended June 30, 2008 compared to 44% of total revenue for the same period in 2007 reflecting synergies from the integration of acquired operations and scaling of our business. We continue to expect to achieve cost synergies through network grooming and optimization activities intended to reduce costs and increase margins in the acquired operations.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.9 million, or 1%, to $150.0 million for the six months ended June 30, 2008, from $148.1 million for the comparable period in 2007. The increase is primarily due to an increase in branding expenses associated with our name change and higher employee compensation expense as a result of increased headcount, annual merit-based salary increases, and non-cash stock-based compensation somewhat offset by lower integration expenses. Selling, general, and administrative expenses declined to 26% of total revenue for the six months ended June 30, 2008 compared to 28% of total revenue for the same period in 2007 reflecting synergies from the integration of acquired operations and scaling of our business.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $6.0 million, or 4%, to $140.8 million for the six months ended June 30, 2008, from $134.7 million for the comparable period in 2007. The increase was primarily attributable to additions to property, plant and equipment made during 2007 and 2008. These increases were partially offset by a reduction in depreciation as we retired certain fully depreciated assets.

Interest Expense. Interest expense decreased $6.6 million, or 14%, to $39.5 million for the six months ended June 30, 2008, from $46.2 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on the variable rate Term Loan.

Interest Income. Interest income decreased $4.9 million, or 54%, to $4.2 million for the six months ended June 30, 2008, from $9.1 million for the comparable period in 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds heavily weighted in government securities.

Other Income (Loss). During the six months ended June 30, 2008, we recognized a $4.1 million loss that represents an impairment of commercial paper investments that we hold past the maturity dates. See Note 1 to our condensed consolidated financial statements.

Net Loss and Modified EBITDA. Net loss was $0.2 million, or $0.00 per share, for the six months ended June 30, 2008 compared to a net loss of $23.4 million, or $0.16 per share for the comparable period in 2007. The change of $23.1 million primarily resulted from increased revenue partially offset by an increase in operating, selling, general and administrative, and depreciation expenses and the other loss described above. Modified EBITDA increased $32.8 million to $192.1 million, or 34% of revenue for the six months ended June 30, 2008, from $159.3 million, or 30% of revenue from the comparable period in 2007. The increase in Modified EBITDA and Modified EBITDA margin resulted from the contribution of revenue growth, integration cost synergies and scaling of our business.

Liquidity and Capital Resources

Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service our debt obligations, make capital expenditures to expand our networks and fund acquisitions.

At June 30, 2008, we had $1.4 billion of total debt and $325.2 million of cash and cash equivalents compared to $1.4 billion of total debt and $321.5 million of cash and cash equivalents at December 31, 2007. Net debt (defined as total debt less cash and cash equivalents) was $1.1 billion at both June 30, 2008 and December 31, 2007.

Working capital, defined as current assets less current liabilities, was $161.1 million as of June 30, 2008, an increase of $29.7 million from December 31, 2007. Our working capital ratio, defined as current assets divided by current liabilities, was 1.61 as of June 30, 2008 as compared to 1.46 as of December 31, 2007. The increase in working capital is a result of Modified EBITDA exceeding net interest expense and capital expenditures.

Cash Flow Activity

Cash and cash equivalents were $325.2 million and $321.5 million as of June 30, 2008 and December 31, 2007, respectively. The change in cash and cash equivalents during the periods presented were as follows:

	Six months ended June 30,
	2008	2007
	(amounts in thousands)

Cash provided by operating activities	$130,653	$109,991
Cash used in investing activities	(127,624)	(133,917)
Cash provided by financing activities	596	13,514

Increase (decrease) in cash and cash equivalents	$3,625	$(10,412)

Operations. Cash provided by operating activities was $130.7 million for the six months ended June 30, 2008 compared to cash provided by operating activities of $110.0 million for the same period in 2007. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, as described above, and changes in working capital, primarily due to the timing of payments to vendors and lower interest payments as a result of lower average interest rates on the Term Loan. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $127.6 million for the six months ended June 30, 2008 compared to cash used in investing activities of $133.9 million for the same period in 2007. The change is primarily a result of decreased capital expenditures for integration activities. Cash used for capital expenditures in the six months ended June 30, 2008 was $126.5 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings compared to $133.2 million in the six months ended June 30, 2007. Capital expenditures for integration included in these amounts were $4.6 million and $18.9 million in the six months ended June 30, 2008 and 2007, respectively.

Financing. Cash provided by financing activities was $0.6 million for the six months ended June 30, 2008, primarily from proceeds from the exercise of stock options substantially offset by quarterly payments on the $600 million Term Loan B. Cash provided by financing activities was $13.5 million for the six months ended June 30, 2007, primarily from proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan partially offset by quarterly payments on the $600 million Term Loan B.

As of June 30, 2008, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014 (“2014 Notes”), $373.8 million principal amount of Convertible Debentures due 2026 (“Convertible Debentures”), $591.0 million of our Term Loan due 2013 (“Term Loan”) and the undrawn $100 million Revolver maturing 2011 (“Revolver”). The interest on the Term Loan is computed based on a specified Eurodollar rate plus 1.75% to 2.0%. On April 30, 2008, we entered into a two year interest rate swap with a

3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. Based on the Eurodollar rate of 4.5% in effect at June 30, 2008, aggregate annual interest payments on $591.0 million of borrowings outstanding under the Term Loan would be $27.3 million. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively. See Note 2 to our condensed consolidated financial statements for a complete description of the terms of our outstanding debt.

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

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of June 30, 2008. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

Capital Expenditures and Requirements

Our total capital expenditures were $128.0 million for the six months ended June 30, 2008 compared to $133.7 million for the same period in 2007. We incurred capital expenditures to develop and expand our network, products and systems and spent $4.6 million in connection with the integration of the acquired operations. Success based spending consists of short-to-medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. The decrease in capital expenditures year over year was primarily due to a reduction in integration capital expenditures substantially offset by increased success based capital investments, including expanded network capacity. For 2008, we expect total capital expenditures of approximately $250 million to $274 million, consisting of $10 million to $14 million for integration of the acquired operations and branding the tw telecom name and $240 million to $260 million, which we expect will primarily be used to fund growth opportunities. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

Capital Resources

In 2008, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. If our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means.

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

A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA and cause our failure to meet the required minimum ratios under the Revolver. Although we currently believe that we will continue to be in compliance with the covenants, factors outside our control, including deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunications companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors, could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required Modified EBITDA levels or to enhance liquidity.

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of our other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants. If we are in default under any of the covenants, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver, if we have borrowed under that facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. Based on our cash equivalents of $325.2 million on June 30, 2008, a one-percent change in the annual interest rate would change the interest earned by $3.3 million.

At June 30, 2008, we held commercial paper of $10.4 million, after giving effect to an impairment loss of $4.1 million in the three months ended June 30, 2008, with exposure to sub-prime mortgages that is past its maturity date. These securities are classified as long-term investments in the June 30, 2008 condensed consolidated balance sheet. We do not expect the current lack of liquidity of this commercial paper to adversely impact our ability to meet capital expenditure and other liquidity needs.

We have fixed and variable rate debt. We had variable-rate debt instruments representing approximately 36% and 43% of our total debt at June 30, 2008 and December 31, 2007, respectively. Our exposure with respect to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million to mitigate interest fluctuations in our variable rate Term Loan. Based on the $591.0 million outstanding balance as of June 30, 2008, a one-percent change in the applicable rate would change the annual amount of interest paid by $4.9 million.

At June 30, 2008, the fair values of our fixed rate 2014 Notes and our Convertible Debentures were approximately $408 million and $395 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on the same date. These notes and debentures have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4.	Controls and Procedures

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders in Littleton, Colorado on June 5, 2008.

(i)	The following persons were elected directors of our company for terms expiring in 2009:

	Votes For	Votes Withheld
Larissa L. Herda	136,218,459	640,989
Gregory J. Attorri	130,434,672	6,424,776
Spencer B. Hays	136,020,816	838,632
Kevin W. Mooney	136,230,879	628,569
Kirby G. Pickle	136,232,183	627,265
Roscoe C. Young, II	136,236,519	622,929

(ii) Approve the Amended 2004 Qualified Stock Purchase Plan to authorize the issuance of an additional 600,000 shares of common stock under that plan:

Votes for	118,024,560
Votes against	465,148
Abstentions	285,196
Broker non-votes	18,084,544

(iii) Ratification of appointment of Ernst & Young LLP to serve as our independent registered public accounting firm in 2008:

Votes for	136,542,092
Votes against	115,643
Abstentions	201,713
Broker non-votes	—

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: August 11, 2008	By:	/s/ Jill R. Stuart
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1 –	Agreement and Plan of Merger by and among Time Warner Telecom Inc., XPD Acquisition LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp. dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2 –	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3 –	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4 –	Credit Agreement dated October 6, 2006 between Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference