Form 10-Q
period 2008-09-30
tw telecom inc.
filed 2008-11-07
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of tw telecom inc.’s common stock as of October 31, 2008 was 147,523,209 shares.

i

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$333,687	$321,531
Receivables, less allowances of $9,723 and $12,018, respectively	73,608	75,976
Prepaid expenses and other current assets	12,972	13,461
Deferred income taxes	8,703	8,703

Total current assets	428,970	419,671

Long-term investments	2,990	14,456

Property, plant, and equipment	3,221,218	3,022,752
Less accumulated depreciation	(1,921,960)	(1,727,852)

	1,299,258	1,294,900

Deferred income taxes	50,047	50,047
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	43,553	51,002
Other assets, net of accumulated amortization	20,262	21,948

Total assets	$2,257,774	$2,264,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,757	$46,972
Deferred revenue	29,183	26,015
Accrued taxes, franchise and other fees	69,378	73,130
Accrued interest	9,604	16,707
Accrued payroll and benefits	42,641	36,560
Accrued carrier costs	32,754	50,898
Current portion of debt and capital lease obligations (note 2)	7,275	7,337
Other current liabilities	24,508	30,647

Total current liabilities	254,100	288,266

Long-term debt and capital lease obligations (note 2)	1,367,164	1,370,318
Long-term deferred revenue	18,254	19,672
Other long-term liabilities	25,345	20,237

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 147,518,518 and 146,542,435 shares issued and outstanding, respectively	1,475	1,465
Additional paid-in capital	1,641,496	1,618,352
Accumulated other comprehensive loss, net of taxes	(24)	—
Accumulated deficit	(1,050,036)	(1,053,592)

Total stockholders’ equity	592,911	566,225

Total liabilities and stockholders’ equity	$2,257,774	$2,264,718

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$102,282	$82,359	$292,390	$230,780
Network services	96,152	98,669	291,762	296,229
Voice services	83,927	82,475	251,707	242,700
Intercarrier compensation	9,258	11,290	28,514	34,494

Total revenue	291,619	274,793	864,373	804,203

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	123,051	118,412	365,146	350,859
Selling, general, and administrative	71,408	75,695	221,371	223,792
Depreciation, amortization, and accretion	71,537	71,580	212,315	206,325

Total costs and expenses	265,996	265,687	798,832	780,976

Operating income	25,623	9,106	65,541	23,227

Interest expense	(18,771)	(22,623)	(58,310)	(68,794)
Interest income	1,518	4,528	5,742	13,614
Other loss	(3,672)	(2,415)	(7,767)	(2,415)

Income (loss) before income taxes	4,698	(11,404)	5,206	(34,368)

Income tax expense	897	179	1,650	609

Net income (loss)	$3,801	$(11,583)	$3,556	$(34,977)

Net income (loss) per common share, basic and diluted	$0.03	$(0.08)	$0.02	$(0.24)

Weighted average shares outstanding, basic	147,443	145,174	147,131	144,564

Weighted average shares outstanding, diluted	148,914	145,174	148,977	144,564

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$824	$897	$2,552	$2,607

Selling, general, and administrative	$4,646	$4,848	$14,359	$13,583

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$3,556	$(34,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	212,315	206,325
Stock-based compensation	16,911	16,190
Investment impairment, amortization of deferred debt issue costs and other	10,590	4,157
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	2,762	(8,889)
Accounts payable, deferred revenue, and other liabilities	(36,090)	(14,450)

Net cash provided by operating activities	210,044	168,356

Cash flows from investing activities:
Capital expenditures	(201,651)	(191,864)
Cash paid for acquisitions, net of cash acquired	—	2,397
Purchases of investments	—	(166,973)
Proceeds from maturities of investments	3,699	185,512
Other investing activities	(781)	(260)

Net cash used in investing activities	(198,733)	(171,188)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	6,243	24,648
Net costs from issuance of debt	—	(850)
Payment of debt and capital lease obligations	(5,398)	(5,034)

Net cash provided by financing activities	845	18,764

Increase in cash and cash equivalents	12,156	15,932
Cash and cash equivalents at beginning of period	321,531	221,553

Cash and cash equivalents at end of period	$333,687	$237,485

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,380	$75,957

Cash paid for income taxes	$1,061	$—

Addition of capital lease obligation	$2,338	$1,076

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2008

(Unaudited)

			Additional paid-in capital	Accumulated other comprehensive loss, net of taxes	Accumulated deficit	Total stockholders’ equity
	Common Stock
	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2008	146,542	$1,465	$1,618,352	$—	$(1,053,592)	$566,225
Net income.	—	—	—	—	3,556	3,556
Unrealized loss on hedging activities, net of tax	—	—	—	(24)	—	(24)

Total comprehensive income	—	—	—	—	—	3,532
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	718	7	6,236	—	—	6,243
Stock-based compensation	259	3	16,908	—	—	16,911

Balance at September 30, 2008	147,519	$1,475	$1,641,496	$(24)	$(1,050,036)	$592,911

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

The Company is a leading national provider of managed network services, specializing in Ethernet and transport data networking, Internet access, local and long distance voice, virtual private network (“VPN”), voice over Internet protocol (“VoIP”) and network security services to enterprise organizations and communications services companies throughout the U.S.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 effective January 1, 2008 on a prospective basis. Subsequent to the issuance of SFAS 157, the FASB deferred the effective date for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations as of and for the nine months tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended September 30, 2008. In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157. The Company considered the clarifications set forth in FSP 157-3 in estimating the fair value of the Company’s long-term investments.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. The statement is effective beginning January 1, 2009. SFAS 141R will impact the Company if it is party to a business combination after SFAS 141R is effective.

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

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.” FSP APB 14-1 requires certain convertible debt instruments to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 changes the accounting treatment for the Company’s convertible debentures (see Note 2 for a description) and is effective for the Company on January 1, 2009 with retrospective application required. Although FSP APB 14-1 will not impact the Company’s actual past or future cash flows, the Company is evaluating the impact to its results of operations, non-cash interest expense and net income (loss) per share beginning in fiscal year 2009 for financial statements covering past and future periods and expects the impact on those results to be material.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2008 and December 31, 2007, investments included in cash and cash equivalents of $333.2 million and $320.9 million, respectively, were measured at fair value and comprised of U.S. treasury money market funds that were traded in an active market and for which market prices are readily available.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

At September 30, 2008 and December 31, 2007, investments of $3.0 million and $14.5 million, respectively, included in long-term investments were comprised of commercial paper with exposure to sub-prime mortgages that were past their maturity dates. During the three months ended September 30, 2008, the Company received proceeds of $3.7 million resulting from liquidation of one of these securities. During the three and nine months ended September 30, 2008, the Company recognized a loss of $3.7 million and $7.8 million, respectively, included in other loss in the condensed consolidated statements of operations resulting from impairment losses and liquidation of one of these securities. The carrying value of the remaining securities as of September 30, 2008 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. Actual values and amounts the Company receives from these investments could differ from those estimates.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company determines whether receivables are reasonably assured of collection by evaluation of certain factors, including ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $9.7 million, or 12% of gross receivables, at September 30, 2008, and $12.0 million, or 14% of gross receivables, at December 31, 2007.

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

The Company’s customers are principally enterprise organizations from a wide variety of business segments including, among others, the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $9.4 million and $8.7 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $27.2 million and $23.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for an aggregate of 23% and 26% of the Company’s total revenue for the nine months ended September 30, 2008 and 2007, respectively. No customer accounted for 10% or more of total revenue for the nine months ended September 30, 2008 or 2007.

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

As of September 30, 2008, the Company had a deferred tax asset of $58.8 million, net of a valuation allowance of $329.5 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because the Company could utilize tax-planning strategies in the event its net operating losses were to expire. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million.

At September 30, 2008, the Company had net operating losses for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s asset retirement obligations were $18.3 million and $17.2 million as of September 30, 2008 and December 31, 2007, respectively, and are included as a component of other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Options to purchase shares of the Company’s common stock, restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive totaled 30.7 million shares and 33.0 million shares for the three months ended September 30, 2008 and 2007, respectively, and 29.8 million shares and 33.0 million shares for the nine months ended September 30, 2008 and 2007, respectively. The following table provides the calculation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(amounts in thousands, except per share amounts)
Net income (loss) as reported	$3,801	$(11,583)	$3,556	$(34,977)

Basic weighted average shares outstanding	147,443	145,174	147,131	144,564
Dilutive effect of stock options outstanding	1,154	—	1,502	—
Dilutive effect of unvested restricted stock	317	—	344	—

Diluted weighted average shares	148,914	145,174	148,977	144,564
Earnings (loss) per share—basic and diluted	$0.03	$(0.08)	$0.02	$(0.24)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company applies the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the nine months ended September 30, 2008 and 2007, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options’ vesting period, which is equivalent to the requisite service period. The weighted-average fair value of options granted was $7.21 and $10.50 for the nine months ended September 30, 2008 and 2007, respectively, with the following weighted-average assumptions:

	Nine months ended September 30,
	2008	2007
Expected volatility	50%	58%
Risk-free interest rate	2.5%	4.6%
Dividend yield	0%	0%
Expected term	4 years	4 years

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

As of September 30, 2008, there was $32.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years, and $20.7 million of total unrecognized compensation expense related to unvested restricted stock which is expected to be recognized over a weighted-average period of 1.3 years.

2.	Long-Term Debt and Capital Lease Obligations

	September 30, 2008	December 31, 2007
	(amounts in thousands)
Term Loan B, due 2013	$589,500	$594,000
9 1/4% Senior Notes, due 2014	400,000	400,000
2.375% Convertible Senior Debentures, due 2026	373,750	373,750
Capital lease obligations	10,890	9,565

Total obligations	1,374,140	1,377,315
Unamortized premium	299	340
Current portion	(7,275)	(7,337)

Total long-term obligations	$1,367,164	$1,370,318

As of September 30, 2008, the Company’s wholly owned subsidiary, tw telecom holdings inc. (“Holdings”), had outstanding $400 million principal amount of 9  1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and August 15. Interest expense, including amortization of deferred debt issuance costs and premium relating to the 2014 Notes, was $28.4 million for both the nine months ended September 30, 2008 and 2007. At September 30, 2008, the fair market value of the $400 million principal amount of the 2014 Notes was approximately $370 million. The 2014 Notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

The 2014 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

As of September 30, 2008, the Company had outstanding $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option, at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Interest expense, including amortization of deferred debt issuance costs, was $7.1 million for both the nine months ended September 30, 2008 and 2007. As of September 30, 2008, none of the holders had converted any Convertible Debentures into common stock. At September 30, 2008, the fair market value of the $373.8 million principal amount of the Convertible Debentures was approximately $284 million. The Convertible Debentures have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of September 30, 2008, Holdings had a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and an undrawn $100 million revolving credit facility (the “Revolver”) expiring in October 2011, of which $20 million is believed to be currently unavailable to the Company because one of the lenders of the Revolver is a financial institution (a Lehman Brothers affiliate) that filed for reorganization under Chapter 11 of the Bankruptcy Code in September 2008. If any of the other lenders under the Revolver were to go into bankruptcy or receivership, we may be unable to access a portion of the remaining $80 million of the Revolver that is available to the Company. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. On October 6, 2006, Holdings drew $200 million on the Term Loan to extinguish its then outstanding term loan. On October 31, 2006, Holdings drew the remaining $400 million on the Term Loan. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter beginning March 31, 2007, and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%. Interest will be reset periodically and is payable at least tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly. Based on the Eurodollar rate in effect at September 30, 2008 of 3.7%, the interest rate was 5.7%. Interest expense, including amortization of deferred debt issuance costs relating to the Term Loan, was $22.9 million and $34.1 million for the nine months ended September 30, 2008 and 2007, respectively.

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was approximately $476,000 for both the nine months ended September 30, 2008 and 2007.

The variable rate Term Loan exposes the Company to variability in interest payments due to changes in interest rates. On April 30, 2008, Holdings entered into a two year interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The interest rate swap has a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of the $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. The fair value of the interest rate swap agreement was a liability of $24,000 as of September 30, 2008 and is included as a component of other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2008. The fair value of the interest rate swap agreement was based on prices obtained from a financial institution who develops values based on inputs observable in active markets, including interest rates. The Company has designated the interest rate swap as a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income. During the three and nine months ended September 30, 2008, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

On November 5, 2008, Holdings entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of its $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. The transaction will be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires all derivatives to be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied.

The credit agreement for the Term Loan contains restrictions similar to those contained in the indenture for the 2014 Notes. The Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company and its subsidiaries must comply with if it draws on the Revolver.

As of September 30, 2008, the Company and Holdings were in compliance with all of their debt covenants.

3.	Commitments and Contingencies

Pending legal proceedings are substantially limited to litigation incidental to the business of the Company. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 20, 2004, Holdings (“Issuer”) issued $200 million principal amount of the 2014 Notes. On February 9, 2005, Holdings issued an additional $200 million principal amount of the 2014 Notes. The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and Holdings’ subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2014 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and 2007.

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,002	$312,685	$—	$—	$333,687
Receivables, net	—	—	73,608	—	73,608
Prepaid expenses and other current assets	1,516	7,632	3,824	—	12,972
Deferred income taxes	—	8,703	—	—	8,703

Total current assets	22,518	329,020	77,432	—	428,970

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	36,832	1,262,426	—	1,299,258
Deferred income taxes	—	50,047	—	—	50,047
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	9,924	8,753	45,138	—	63,815

Total assets	$32,442	$427,642	$1,797,690	$—	$2,257,774

LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$(363)	$39,120	$—	$38,757
Other current liabilities	4,438	57,675	153,230	—	215,343
Intercompany payable (receivable)	(1,832,761)	(709,737)	2,542,498	—	—

Total current liabilities	(1,828,323)	(652,425)	2,734,848	—	254,100

Losses in subsidiary in excess of investment	894,080	1,128,319	—	(2,022,399)	—
Long-term debt and capital lease obligations	373,750	984,290	9,124	—	1,367,164
Long-term deferred revenue	—	—	18,254	—	18,254
Other long-term liabilities	—	5,265	20,080	—	25,345
Stockholders’ equity (deficit)	592,935	(1,037,807)	(984,616)	2,022,399	592,911

Total liabilities and stockholders’ equity (deficit)	$32,442	$427,642	$1,797,690	$—	$2,257,774

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$291,619	$—	$291,619
Costs and expenses:
Operating, selling, general and administrative	—	35,159	159,300	—	194,459
Depreciation, amortization and accretion	—	2,390	69,147	—	71,537
Corporate expense allocation	—	(37,549)	37,549	—	—

Total costs and expenses	—	—	265,996	—	265,996

Operating income	—	—	25,623	—	25,623
Interest expense, net	(2,241)	(10,741)	(4,271)	—	(17,253)
Other loss	—	(3,672)	—	—	(3,672)
Interest expense and other loss allocation	2,241	14,413	(16,654)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	4,698	—	4,698
Income tax expense	—	20	877	—	897

Net income (loss) before equity in undistributed earnings of subsidiaries	—	(20)	3,821	—	3,801
Equity in undistributed earnings of subsidiaries	3,801	3,821	—	(7,622)	—

Net income	$3,801	$3,801	$3,821	$(7,622)	$3,801

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$274,793	$—	$274,793
Costs and expenses:
Operating, selling, general and administrative	—	37,994	156,113	—	194,107
Depreciation, amortization and accretion	—	3,330	68,250	—	71,580
Corporate expense allocation	—	(41,324)	41,324	—	—

Total costs and expenses	—	—	265,687	—	265,687

Operating income	—	—	9,106	—	9,106
Interest expense, net	(2,043)	(11,853)	(4,199)	—	(18,095)
Other loss	—	(2,415)	—	—	(2,415)
Interest expense and other loss allocation	2,043	14,268	(16,311)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(11,404)	—	(11,404)
Income tax expense	—	—	179	—	179

Net loss before equity in undistributed losses of subsidiaries	—	—	(11,583)	—	(11,583)
Equity in undistributed losses of subsidiaries	(11,583)	(11,583)	—	23,166	—

Net loss	$(11,583)	$(11,583)	$(11,583)	$23,166	$(11,583)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$864,373	$—	$864,373
Costs and expenses:
Operating, selling, general and administrative	—	116,670	469,847	—	586,517
Depreciation, amortization and accretion	—	10,155	202,160	—	212,315
Corporate expense allocation	—	(126,825)	126,825	—	—

Total costs and expenses	—	—	798,832	—	798,832

Operating income	—	—	65,541	—	65,541

Interest expense, net	(6,644)	(38,531)	(7,393)	—	(52,568)
Other loss	—	(7,767)	—	—	(7,767)
Interest expense and other loss allocation	6,644	46,298	(52,942)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	5,206	—	5,206
Income tax expense	—	24	1,626	—	1,650

Net income (loss) before equity in undistributed earnings of subsidiaries	—	(24)	3,580	—	3,556
Equity in undistributed earnings of subsidiaries	3,556	3,580	—	(7,136)	—

Net income	$3,556	$3,556	$3,580	$(7,136)	$3,556

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$804,203	$—	$804,203

Costs and expenses:
Operating, selling, general and administrative	—	113,970	460,681	—	574,651
Depreciation, amortization and accretion	—	10,711	195,614	—	206,325
Corporate expense allocation	—	(124,681)	124,681	—	—

Total costs and expenses	—	—	780,976	—	780,976

Operating income	—	—	23,227	—	23,227

Interest expense, net	(6,295)	(37,418)	(11,467)	—	(55,180)
Other loss	—	(2,415)	—	—	(2,415)
Interest expense and other loss allocation	6,295	39,833	(46,128)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(34,368)	—	(34,368)
Income tax expense	—	—	609	—	609

Net loss before equity in undistributed losses of subsidiaries	—	—	(34,977)	—	(34,977)
Equity in undistributed losses of subsidiaries	(34,977)	(34,977)	—	69,954	—

Net loss	$(34,977)	$(34,977)	$(34,977)	$69,954	$(34,977)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$3,556	$3,556	$3,580	$(7,136)	$3,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	10,155	202,160	—	212,315
Intercompany change	(3,264)	5,823	(9,695)	7,136	—
Stock based compensation	—	—	16,911	—	16,911
Investment impairment, deferred debt issue and other	425	9,082	1,083	—	10,590
Changes in operating assets and liabilities	(6,521)	(5,913)	(20,894)	—	(33,328)

Net cash provided by (used in) operating activities	(5,804)	22,703	193,145	—	210,044

Cash flows from investing activities:
Capital expenditures	—	(8,656)	(192,995)	—	(201,651)
Proceeds from maturities of investments	—	3,699	—	—	3,699
Other investing activities	—	(1,154)	373	—	(781)

Net cash used in investing activities	—	(6,111)	(192,622)	—	(198,733)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	6,243	—	—	—	6,243
Payment of debt and capital lease obligations	—	(4,875)	(523)	—	(5,398)

Net cash provided by (used in) financing activities	6,243	(4,875)	(523)	—	845

Increase in cash and cash equivalents	439	11,717	—	—	12,156
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$21,002	$312,685	$—	$—	$333,687

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(34,977)	$(34,977)	$(34,977)	$69,954	$(34,977)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	10,711	195,614	—	206,325
Intercompany change	680	(14,776)	84,050	(69,954)	—
Stock based compensation	—	—	16,190	—	16,190
Deferred debt issue, extinguishment costs and other	425	3,719	13	—	4,157
Changes in operating assets and liabilities	13,778	45,941	(83,058)	—	(23,339)

Net cash provided by (used in) operating activities	(20,094)	10,618	177,832	—	168,356

Cash flows from investing activities:
Capital expenditures	—	(12,994)	(178,870)	—	(191,864)
Cash paid for acquisitions, net of cash acquired	—	—	2,397	—	2,397
Purchases of investments	(8,867)	(158,106)	—	—	(166,973)
Proceeds from maturities of investments	21,967	163,545	—	—	185,512
Other investing activities	—	2,561	(2,821)	—	(260)

Net cash provided by (used in) investing activities	13,100	(4,994)	(179,294)	—	(171,188)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	24,648	—	—	—	24,648
Net costs from issuance of debt	—	(850)	—	—	(850)
Payment of debt and capital lease obligations	—	(4,838)	(196)	—	(5,034)

Net cash provided by (used in) financing activities	24,648	(5,688)	(196)	—	18,764

Increase (decrease) in cash and cash equivalents	17,654	(64)	(1,658)	—	15,932
Cash and cash equivalents at beginning of period	681	223,116	(2,244)	—	221,553

Cash and cash equivalents at end of period	$18,335	$223,052	$(3,902)	$—	$237,485

tw telecom inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of tw telecom inc. (the “Company”) and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

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

We are a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, VPN, VoIP and network security services to enterprise organizations and communications services companies throughout the U.S. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities and long distance carriers, ILECs, competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

tw telecom inc.

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of September 30, 2008, our fiber networks spanned approximately 26,000 route miles directly connecting approximately 9,100 buildings served by our fiber facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet connections and VPN connections for customers, and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

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

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type by quarter in 2007 and 2008 is as follows:

	For the Three Months Ended
	2007				2008
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Enterprise / End Users	67%	68%	70%	71%	71%	72%	73%
Carrier	29%	28%	26%	25%	25%	25%	24%
Intercarrier Compensation	4%	4%	4%	4%	4%	3%	3%

Total Revenue	100%	100%	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

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

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 25 consecutive quarters through the three months ended September 30, 2008 primarily through sales of our data and Internet products such as Internet and Ethernet. Revenue from our enterprise customers represented 73% of our total revenue in the three months ended tw telecom inc.

September 30, 2008 as compared to 69% for the full year 2007 and 62% for the full year 2006. We expect a growing percentage of our revenue will come from the enterprise customer base. Our expanded market footprint resulting from the Xspedius acquisition provides for new growth opportunities for us to extend our customer reach and product portfolio into new markets. While we continued to experience growth from this customer base in the three months ended September 30, 2008, our enterprise revenue growth was impacted for the past several quarters by disconnects primarily from customers in our acquired customer base that buys less complex services, especially smaller customers, as well as mortgage related businesses. Revenue churn has increased since the end of 2007 and has caused downward pressure on revenue growth.

We expect that the success of initiatives we have implemented to improve customer retention, the success of product offerings targeted at enterprise customers, our ability to compete for multi-location customers, the success of extending our product portfolio into our acquired markets, our extensive fiber network and our strong liquidity which provides us the ability to invest in the right opportunities to capture additional market share will influence our future growth rates; however, we can not predict whether these initiatives or other factors will offset pressure to the enterprise customer base caused by the current economic conditions.

Carrier Customer Revenue

Revenue from carrier customers declined 2% for the three months ended September 30, 2008 as compared to the same period in 2007. Carrier revenue represented a smaller percentage of our total revenue at 24% in the three months ended September 30, 2008 and continues to decline as a percentage of total revenue due to growth in revenue from enterprise customers, re-pricing of certain services in connection with contract renewals, and disconnections primarily resulting from industry consolidations. We expect continued disconnects from carriers and ISPs related to these and other factors, as discussed below under “Customer Disconnections and Pricing Trends”.

Intercarrier Compensation Revenue

Intercarrier compensation revenue consists of switched access and reciprocal compensation and represented 3% of our total revenue for the three months ended September 30, 2008 and continues to decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may fluctuate from quarter to quarter based on variations in minutes of use terminating on our network and the resolution of disputes. We believe intercarrier compensation revenue will continue to decline as a result of expected further federally and state mandated rate reductions. Switched access revenue is compensation we receive from other carriers for the delivery of traffic between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Switched access rates are regulated by the Federal Communications Commission (“FCC”) and state public utility commissions. Reciprocal compensation represents compensation from a local exchange carrier (“LEC”) for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

In response to an August 2008 federal court order, the FCC Chairman announced that he was prepared to adopt comprehensive intercarrier compensation and Universal Service reform in November 2008. The Chairman subsequently announced that he had circulated a draft order to the other Commissioners, and broadly outlined the actions proposed in the draft order. We believe the proposed order would require the states to establish a unified rate for intrastate switched access, interstate switched access, and reciprocal compensation over a ten-year transition period. The proposal also establishes a new cost methodology the states would be required to follow, which would produce significantly lower rates. Lost revenue from rate reductions would be recovered from increased end-user subscriber line charges and a replacement mechanism similar to the Universal Service Fund tw telecom inc.

for small rural carriers only. The draft order also would establish a new Universal Service Fund contribution method based on telephone numbers, rather than the current revenue-based method, classify VoIP calls terminating on the public switched telephone network as an Information Service and preempt states from regulation of VoIP services.

Numerous sectors, including state commissions, consumer groups, some members of Congress, CLECs, and rural ILECs have expressed strong concern that the public has not been fully informed, nor given the opportunity to comment, as to the specifics of the proposals. On November 3, 2008, the FCC Chairman pulled the intercarrier compensation and Universal Service reform items from the agenda. The other Commissioners have urged the Chairman to put specific proposals out for public comment, with the intent to act on the proposals in December. At this time we do not know what specific actions the FCC will take, nor do we know what financial impact it would have on us.

Customer Disconnections and Pricing Trends

Increasing consolidation in the telecommunications industry has occurred in recent years, and in some cases has reduced our revenue from the customers involved. If any of our other carrier customers are acquired or merge, we may lose a portion of their business, which could have a significant impact on our revenue. Consolidation could also result in other communications companies becoming more formidable competitors, which could result in pressure on our revenue growth. The consolidations involving AT&T over the past several years have and may continue to result in the combined company buying less local transport service from us in SBC’s and BellSouth’s former local service areas. In addition, our revenue from AT&T’s wireless unit (formerly Cingular Wireless) has been declining over the past 11 quarters due to Cingular’s acquisition of AT&T Wireless in 2004 and Cingular’s acquisition by AT&T in 2006 and is expected to further decline. In the three months ended September 30, 2008 compared to the same period last year, total revenue declined $1.9 million as a result of disconnects from this customer. Revenue from AT&T’s wireless unit represented less than 1% of our total revenue for the three months ended September 30, 2008 compared with less than 2% of our total revenue for the three months ended September 30, 2007. The revenue impact of AT&T’s acquisitions of SBC and BellSouth may be mitigated by revenue commitments in our agreement with AT&T. As a result, we do not expect that the impact of these consolidations will materially affect our total revenue through the end of 2010. Revenue from AT&T, including AT&T’s wireless unit, represented 5% and 7% of our total revenue for the three months ended September 30, 2008 and 2007, respectively.

Monthly revenue loss from disconnects averaged 1.2% of monthly revenue for the three months ended September 30, 2008, which is consistent with an average of 1.2% for the full year 2006 and up from an average of 1.1% for the full year 2007. Customer and service disconnects occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, the impact of the economic downturn, discontinuance of certain acquired products or price competition from other providers. We have experienced a concentration of churn from the acquired customer base that buys less complex services, especially smaller customers, as well as mortgage related businesses and carriers over the past year. We expect to continue to experience customer and service disconnects for these reasons and expect that higher revenue churn may continue.

Average monthly customer churn was 1.5% and 1.0% for the three months ended September 30, 2008 and 2007, respectively. Most of this churn came from our small acquired customers that are below our desired service profile, which we expect to continue.

Our revenue and margins may also be reduced as a result of price-cutting by other telecommunications service providers or by pricing pressure on certain more mature products such as point of presence to point of presence dedicated services and inter-city point to point transport services, especially as existing contracts expire and we negotiate renewals.

tw telecom inc.

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

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T supplies us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We have a similar three year agreement with AT&T for the former BellSouth service area that expired in October 2008 and is being renegotiated. After expiration of the agreement, AT&T’s ability to increase its special access prices is limited by FCC imposed conditions on its merger with BellSouth until 2010. We have agreements or tariffed term and volume plans with the other ILECs, which in some cases do not preclude prospective price increases. However, the ability of the ILECs to increase their special access prices is in some cases subject to regulatory constraints.

Name and Branding Change

As discussed above, we have changed our corporate name to tw telecom inc. and began using tw telecom as our brand name effective July 1, 2008. In connection with our name and branding change, we incurred approximately $2.9 million in branding expense and $0.3 million in capital expenditures for branding for the nine months ended September 30, 2008 and expect to spend less than $1 million in capital and operating expenditures for the remainder of 2008 associated with the name change.

Other Financial Trends

Our acquisition of Xspedius resulted in lower consolidated margins as a result of higher operating costs, especially network costs, in relationship to revenue in the acquired operations. Historically the acquired operations sold a higher proportion of services utilizing the facilities of other carriers than our previously existing operations, resulting in lower gross margins and Modified EBITDA margins (Modified EBITDA as a percentage of revenue) than we experienced prior to the acquisition. We have integrated the acquired operations with our operations and achieved synergies through cost reductions that have been reflected in expanding Modified EBITDA margins over the past five quarters. Our Modified EBITDA margin, which declined to 29% following our acquisition of Xspedius, has improved to our pre-acquisition margin of 35% for the three months ended September 30, 2008 reflecting revenue growth and cost synergies.

tw telecom inc.

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

We have undertaken several initiatives to increase revenue growth, margins and cash flows including revenue assurance and retention initiatives, cost reduction measures such as network grooming and pricing optimization intended to reduce the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies, and network investment initiatives to reduce the cost of equipment to increase overall capital efficiency. If our revenue growth, margins and cash flows decline in the future, we cannot predict whether continued initiatives will be sufficient to maintain current financial performance.

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

tw telecom inc.

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

Deferred Tax Accounting

We have a history of net operating losses (NOLs) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At September 30, 2008, our net deferred tax asset after a valuation allowance of $329.5 million was $58.8 million.

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

At September 30, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026.

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

tw telecom inc.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of, among other things, our overall receivables management, our bad debt expense historically has trended below 1% as a percentage of our total revenue. For the three months ended September 30, 2008, bad debt expense increased to 1% of our total revenue as a result of the current economic environment.

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

During the three and nine months ended September 30, 2008, we recognized losses of $3.7 million and $7.8 million, respectively, on commercial paper with exposure to sub-prime mortgages that is past its maturity date resulting from impairment losses and upon liquidation of one of these securities. The carrying value of the remaining securities after recognition of the impairment loss is $3.0 million at September 30, 2008. These securities are classified as long term investments in the condensed consolidated balance sheet. The carrying value of these securities represents an estimate of the fair value of the investments based principally on data from financial advisors for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. At September 30, 2008, investments included in cash and cash equivalents were measured at fair value and comprised of U.S. treasury money market funds that were traded in an active market and for which prices are readily available.

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

New Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for the impact of new accounting pronouncements on our condensed consolidated financial statements.

tw telecom inc.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements and expressed as a percentage of total revenue. You should read this table together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$102,282	35%	$82,359	30%	$292,390	34%	$230,780	29%
Network services	96,152	33	98,669	36	291,762	34	296,229	37
Voice services	83,927	29	82,475	30	251,707	29	242,700	30
Intercarrier compensation	9,258	3	11,290	4	28,514	3	34,494	4

Total revenue	291,619	100	274,793	100	864,373	100	804,203	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	123,051	42	118,412	43	365,146	42	350,859	43
Selling, general, and administrative (1)	71,408	24	75,695	28	221,371	26	223,792	28
Depreciation, amortization, and accretion	71,537	25	71,580	26	212,315	25	206,325	26

Total costs and expenses	265,996	91	265,687	97	798,832	92	780,976	97

Operating income	25,623	9	9,106	3	65,541	7	23,227	3

Interest expense	(18,771)	(6)	(22,623)	(8)	(58,310)	(7)	(68,794)	(9)
Interest income	1,518	1	4,528	2	5,742	1	13,614	2
Other loss	(3,672)	(1)	(2,415)	(1)	(7,767)	(1)	(2,415)	—

Income (loss) before income taxes	4,698	2	(11,404)	(4)	5,206	1	(34,368)	(4)

Income tax expense	897	—	179	—	1,650	—	609	—

Net income (loss)	$3,801	1%	$(11,583)	(4)%	$3,556	—%	$(34,977)	(4)%

Income (loss) per share, basic and diluted	$0.03		$(0.08)		$0.02		$(0.24)

Weighted average shares outstanding, basic	147,443		145,174		147,131		144,564
Weighted average shares outstanding, diluted	148,914		145,174		148,977		144,564

Modified EBITDA (2)(3)	$102,630	35%	$86,431	31%	$294,767	34%	$245,742	31%
Net cash provided by operating activities	$79,391		$58,365		$210,044		$168,356
Net cash used in investing activities	$(71,109)		$(37,271)		$(198,733)		$(171,188)
Net cash provided by financing activities	$249		$5,250		$845		$18,764

(1)	Includes the following non-cash stock-based employee compensation:

tw telecom inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(amounts in thousands)		(amounts in thousands)
Operating	$824	$897	$2,552	$2,607
Selling, general, and administrative	$4,646	$4,848	$14,359	$13,583

(2)	“Modified EBITDA” is defined as net income (loss) before depreciation, amortization, and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense, cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our term loan. The definition of EBITDA under our revolving credit facility, our term loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility discussed below also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(amounts in thousands)		(amounts in thousands)
Net income (loss)	$3,801	$(11,583)	$3,556	$(34,977)
Income tax expense	897	179	1,650	609
Other loss	3,672	2,415	7,767	2,415
Interest income	(1,518)	(4,528)	(5,742)	(13,614)
Interest expense	18,771	22,623	58,310	68,794
Depreciation, amortization, and accretion	71,537	71,580	212,315	206,325
Non-cash stock-based compensation	5,470	5,745	16,911	16,190

Modified EBITDA	$102,630	$86,431	$294,767	$245,742

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Total revenue increased $16.8 million, or 6%, to $291.6 million for the three months ended September 30, 2008, from $274.8 million for the comparable period in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $19.9 million, or 24%, to $102.3 million for the three months ended September 30, 2008, from $82.4 million for the comparable period in 2007. The increase in data and Internet services revenue primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services decreased $2.5 million, or 3%, to $96.2 million for the three months ended September 30, 2008 from $98.7 million for the comparable period in 2007. The decrease in network services revenue was primarily from repricing of renewed customer contracts and disconnects predominantly from carrier customers including a $1.9 million decrease from one wireless customer.

Voice services revenue increased $1.5 million, or 2%, to $83.9 million for the three months ended September 30, 2008 from $82.5 million for the comparable period in 2007. The increase was predominantly from growth in bundled and other local product sales partially offset by churn in the acquired customer base and from mortgage related businesses. Usage based revenue included in voice services was 4% and 5% of our total revenue for the three months ended September 30, 2008 and 2007, respectively, and declined as a percentage of total revenue due to growth in data and Internet services.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $2.0 million, or 18%, to $9.3 million for the three months ended September 30, 2008 from $11.3 million for the comparable period in 2007. The decrease was primarily due to rate reductions.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $4.6 million, or 4%, to $123.1 million for the three months ended September 30, 2008, from $118.4 million for the comparable period in 2007. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from revenue growth, an increase in employee expense related to the continuing effect of annual merit-based salary increases and higher utility expenses. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and network optimization through grooming efforts intended to reduce costs. Operating expenses declined to 42% of total revenue for the three months ended September 30, 2008 compared to 43% of total revenue for the same period in 2007, reflecting synergies from the integration of acquired operations and scaling of our business. We continue our network grooming and pricing optimization activities intended to reduce the overall costs paid to carriers as a percentage of total revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses decreased $4.3 million, or 6%, to $71.4 million for the three months ended September 30, 2008, from $75.7 million for the comparable period in 2007. The decrease is primarily due to integration synergies, favorable transactional tax settlements, and a decline in employee related expenses attributable to cost containment tw telecom inc.

initiatives and reduced integration expenses. These reductions were partially offset by the continuing effect of annual merit-based salary increases and higher commissions, an increase in branding expenses and higher bad debt expense. Selling, general, and administrative expenses declined to 24% of total revenue for the three months ended September 30, 2008 compared to 28% of total revenue for the same period in 2007, reflecting synergies from the integration of acquired operations and scaling of our business.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense, for the three months ended September 30, 2008 and 2007, remained relatively consistent. The increases attributable to additions to property, plant and equipment made during 2007 and 2008 were offset by a reduction in depreciation as older assets became fully depreciated.

Interest Expense. Interest expense decreased $3.9 million, or 17%, to $18.8 million for the three months ended September 30, 2008, from $22.6 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on our variable rate Term Loan (defined below). Based on changes in the variable rate subsequent to September 30, 2008, we expect an estimated increase in interest expense of up to 5% for the three months ended December 31, 2008 compared to the three months ended September 30, 2008.

Interest Income. Interest income decreased $3.0 million, or 66%, to $1.5 million for the three months ended September 30, 2008, from $4.5 million for the comparable period in 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds heavily weighted in government securities.

Other Loss. During the three months ended September 30, 2008 and 2007, we recognized a $3.7 million and $2.4 million loss, respectively, resulting from an impairment of commercial paper investments that we hold past the maturity dates and upon liquidation of one of these securities. See Note 1 to our condensed consolidated financial statements.

Net Income (Loss) and Modified EBITDA. Net income was $3.8 million, or $0.03 per share, for the three months ended September 30, 2008 compared to a net loss of $11.6 million, or $0.08 per share for the comparable period in 2007. The change of $15.4 million primarily resulted from increased revenue, decreased selling, general and administrative costs slightly offset by an increase in operating expenses and the other loss described above. Modified EBITDA increased $16.2 million to $102.6 million, or 35% of total revenue for the three months ended September 30, 2008, from $86.4 million, or 31% of total revenue for the comparable period in 2007. The increase in Modified EBITDA and Modified EBITDA margin resulted from revenue growth and a lower rate of operating and selling, general and administrative expense increases due to integration cost synergies and scaling of our business.

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

tw telecom inc.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Total revenue increased $60.2 million, or 7%, to $864.4 million for the nine months ended September 30, 2008, from $804.2 million for the comparable period in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $61.6 million, or 27%, to $292.4 million for the nine months ended September 30, 2008, from $230.8 million for the comparable period in 2007. The increase in data and Internet services revenue primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services decreased $4.5 million, or 2%, to $291.8 million for the nine months ended September 30, 2008 from $296.2 million for the comparable period in 2007. The decrease in network services revenue was primarily from repricing of renewed customer contracts and disconnects primarily from carrier customers, including $6.7 million from one wireless customer, partially offset by new customer sales.

Voice services revenue increased $9.0 million, or 4%, to $251.7 million for the nine months ended September 30, 2008 from $242.7 million for the comparable period in 2007. The increase was predominantly from growth in bundled and other local product sales, partially offset by churn in the acquired customer base and from mortgage related businesses. Usage based revenue included in voice services was 4% and 5% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively, and declined as a percentage of total revenue due to growth in data and Internet services revenue.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $6.0 million, or 17%, to $28.5 million for the nine months ended September 30, 2008 from $34.5 million for the comparable period in 2007. The decrease was primarily due to rate reductions, increased disputes, and discontinuance of certain products previously offered by Xspedius.

Operating Expenses. Operating expenses increased by $14.3 million, or 4%, to $365.1 million for the nine months ended September 30, 2008, from $350.9 million for the comparable period in 2007. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from increased revenue, an increase in employee expense resulting from increased average headcount and annual merit-based salary increases, additional costs to launch new product capabilities in 16 acquired markets and increased utility costs. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and network optimization. Operating expenses declined to 42% of total revenue for the nine months ended September 30, 2008 compared to 43% of total revenue for the same period in 2007 reflecting synergies from the integration of acquired operations and scaling of our business. We continue our network grooming and cost optimization activities intended to reduce the overall costs paid to carriers as a percentage of total revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $2.4 million, or 1%, to $221.4 million for the nine months ended September 30, 2008, from $223.8 million for the comparable period in 2007. The decrease is primarily due to lower integration expenses, higher capitalized labor, cost containment initiatives, and integration synergies somewhat offset by an increase in branding expenses associated with our name change, bad debt expense and employee compensation expense as a result of increased average employee headcount, annual merit-based salary increases, and non-cash stock-based compensation. Selling, general, and administrative expenses declined to 26% of total revenue for the nine months ended September 30, 2008 compared to 28% of total revenue for the same period in 2007 reflecting synergies from the integration of acquired operations and scaling of our business.

tw telecom inc.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $6.0 million, or 3%, to $212.3 million for the nine months ended September 30, 2008, from $206.3 million for the comparable period in 2007. The increase was primarily attributable to additions to property, plant and equipment made during 2007 and 2008. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated.

Interest Expense. Interest expense decreased $10.5 million, or 15%, to $58.3 million for the nine months ended September 30, 2008, from $68.8 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on the variable rate Term Loan.

Interest Income. Interest income decreased $7.9 million, or 58%, to $5.7 million for the nine months ended September 30, 2008, from $13.6 million for the comparable period in 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds heavily weighted in government securities.

Other Loss. During the nine months ended September 30, 2008 and 2007, we recognized a $7.8 million and $2.4 million loss, respectively, resulting from an impairment of commercial paper investments that we hold past the maturity dates and upon liquidation of one of these securities. See Note 1 to our condensed consolidated financial statements.

Net Income (Loss) and Modified EBITDA. Net income was $3.6 million, or $0.02 per share, for the nine months ended September 30, 2008 compared to a net loss of $35.0 million, or $0.24 per share for the comparable period in 2007. The change of $38.6 million primarily resulted from increased revenue, decreased selling, general and administrative expense, a reduction in net interest expense partially offset by an increase in operating and depreciation expenses and the other loss described above. Modified EBITDA increased $49.0 million to $294.8 million, or 34% of total revenue for the nine months ended September 30, 2008, from $245.7 million, or 31% of total revenue from the comparable period in 2007. The increase in Modified EBITDA and Modified EBITDA margin resulted from revenue growth and a lower rate of operating expense increases due to integration cost synergies and scaling of our business.

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

At September 30, 2008, we had $1.4 billion of total debt and $333.7 million of cash and cash equivalents compared to $1.4 billion of total debt and $321.5 million of cash and cash equivalents at December 31, 2007. Net debt (defined as total debt less cash and cash equivalents) was $1.0 billion at September 30, 2008 and $1.1 billion at December 31, 2007.

Working capital, defined as current assets less current liabilities, was $174.9 million as of September 30, 2008, an increase of $43.5 million from December 31, 2007. Our working capital ratio, defined as current assets divided by current liabilities, was 1.69 as of September 30, 2008 as compared to 1.46 as of December 31, 2007. The increase in working capital is a result of Modified EBITDA exceeding net interest expense and capital expenditures.

tw telecom inc.

Cash Flow Activity

Cash and cash equivalents were $333.7 million and $321.5 million as of September 30, 2008 and December 31, 2007, respectively. The change in cash and cash equivalents during the periods presented were as follows:

	Nine months ended September 30,
	2008	2007
	(amounts in thousands)
Cash provided by operating activities	$210,044	$168,356
Cash used in investing activities	(198,733)	(171,188)
Cash provided by financing activities	845	18,764

Increase in cash and cash equivalents	$12,156	$15,932

Operations. Cash provided by operating activities was $210.0 million for the nine months ended September 30, 2008 compared to $168.4 million for the same period in 2007. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and changes in working capital, primarily due to the timing of payments to vendors and lower interest payments as a result of lower average interest rates on the Term Loan. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $198.7 million for the nine months ended September 30, 2008 compared to $171.2 million for the same period in 2007. The change is primarily a result of a decrease in net proceeds from investment as we shifted investments from commercial paper to money market funds heavily weighted in government securities and increased capital expenditures. At September 30, 2008, investments included in cash and cash equivalents were comprised of U.S. treasury money market funds. Cash used for capital expenditures in the nine months ended September 30, 2008 was $201.7 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings compared to $191.9 million in the nine months ended September 30, 2007. Capital expenditures for integration included in these amounts were $7.0 million and $25.3 million in the nine months ended September 30, 2008 and 2007, respectively.

Financing. Cash provided by financing activities was $0.8 million for the nine months ended September 30, 2008, primarily from proceeds from the exercise of stock options substantially offset by quarterly interest payments on the $600 million Term Loan. Cash provided by financing activities was $18.8 million for the nine months ended September 30, 2007, primarily from proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan somewhat offset by quarterly payments on the $600 million Term Loan.

As of September 30, 2008, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014 (“2014 Notes”), $373.8 million principal amount of Convertible Debentures due 2026 (“Convertible Debentures”), $589.5 million of our Term Loan due 2013 (“Term Loan”) and the undrawn $100 million Revolver maturing 2011 (“Revolver”) of which $20 million is believed to be currently unavailable to the Company because one of the lenders of the Revolver is a financial institution (a Lehman Brothers affiliate) that filed for reorganization under Chapter 11 of the Bankruptcy Code in September 2008. If any of the other lenders under the Revolver were to go into bankruptcy or receivership, we may be unable to access a portion of the remaining $80 million of the Revolver that is available to us. The interest on the Term Loan is computed based on a specified Eurodollar rate plus 1.75% to 2.0%. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount tw telecom inc.

variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. Based on the interest rate of 5.7% in effect at September 30, 2008, aggregate annual interest payments on $589.5 million of borrowings outstanding under the Term Loan, including the interest rate swaps in effect at November 5, 2008, would be $32.4 million. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively. See Note 2 to our condensed consolidated financial statements for a complete description of the terms of our outstanding debt.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase our outstanding 2014 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding 2014 Notes or Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan or the Indenture for the 2014 Notes, we currently may repurchase a portion of our 2014 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests and do not use the Revolver proceeds for this purpose. In addition, in order to reduce dilution, we may consider repurchasing shares of our common stock in a public or private transaction. Our Revolver would permit a repurchase of up to $50 million of our stock in the aggregate if after the transaction we still have a minimum of $225 million in cash and cash equivalents and meet certain other conditions. This test under the Revolver is more restrictive than our other debt agreements. We could also prepay our Term Loan in whole or in part. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of September 30, 2008. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

Capital Expenditures and Requirements

Our total capital expenditures were $204.0 million for the nine months ended September 30, 2008 compared to $192.9 million for the same period in 2007. We incurred capital expenditures to develop and expand our network, products and systems and spent $7.0 million in connection with the integration of the acquired operations. Success based spending consists of short-to-medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. The increase in capital expenditures year over year was primarily due to increased success based capital investments, including to fund the expansion of our markets, collocation facilities, national IP backbone, regional fiber networks as well as other IT investments to increase efficiencies and enhance our disaster recovery capabilities partially offset by a reduction in integration capital expenditures. For 2008, we expect total capital expenditures of approximately $275 million, which we expect will primarily be used to fund growth opportunities. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated.

tw telecom inc.

Capital Resources

In 2008, we expect that cash from operations, along with cash, cash equivalents and investments will provide sufficient funds to meet our expected capital expenditure requirements and liquidity needs to operate our business and service our current debt. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of September 30, 2008, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $333.7 million in cash and an undrawn Revolver, provides us flexibility to make investments that we deem appropriate for ongoing opportunities. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. Of the undrawn $100 million Revolver, we believe that $20 million is currently unavailable to us because one of the lenders of the Revolver is a financial institution (a Lehman Brothers affiliate) that filed for reorganization under Chapter 11 of the Bankruptcy Code in September 2008. If any of the other lenders under the Revolver were to go into bankruptcy or receivership, we may be unable to access a portion of the remaining $80 million of the Revolver that is available to us.

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

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of our other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants. If we are in default under any of the covenants, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the tw telecom inc.

Revolver, if we have borrowed under that facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. The current tightening of credit markets may make such modifications more difficult to obtain than in the past. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all, especially in the current credit environment where traditional sources of financing may not be as readily available to us as in the past. Other risk factors, such as a ratings downgrade could further impact our potential access to financing sources.

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

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents. Based on our cash and cash equivalents of $333.7 million on September 30, 2008, a one-percent change in the annual interest rate would change the interest earned by $3.3 million. At September 30, 2008, investments included in cash and cash equivalents were comprised of treasury money market funds. To mitigate our risk of exposure to the current market conditions, for the near-term we expect to continue to invest in market funds composed entirely or primarily of U.S. treasury securities as these investments are considered less risky. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, the investment managers of the money market funds and defaults in securities underlying the funds, but to the extent practical we diversify our investments amongst several institutions to minimize exposure to any one of these institutions or funds.

At September 30, 2008, we held commercial paper of $3.0 million, after giving effect to an impairment loss of $7.8 million in the nine months ended September 30, 2008, with exposure to sub-prime mortgages that is past its maturity date. These securities are classified as long-term investments in the September 30, 2008 condensed consolidated balance sheet. We do not expect the current lack of liquidity of this commercial paper to adversely impact our ability to meet capital expenditure and other liquidity needs.

We have fixed and variable rate debt. Our exposure with respect to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. We have entered into interest rate swap agreements to mitigate interest fluctuations in our variable rate Term Loan. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on tw telecom inc.

a notional amount of $100 million. Based on the $589.5 million outstanding balance as of September 30, 2008 and the interest rate swaps in effect at November 5, 2008, a one-percent change in the applicable rate would change the annual amount of interest paid by $3.9 million. We had variable-rate debt instruments representing approximately 29%, 36% and 43% of our total debt at November 5, 2008, September 30, 2008 and December 31, 2007, respectively. Based on changes in the variable rate subsequent to September 30, 2008, we expect an estimated increase in interest expense of up to 5% for the three months ended December 31, 2008 compared to the three months ended September 30, 2008.

At September 30, 2008, the fair values of our fixed rate 2014 Notes and our Convertible Debentures were approximately $370 million and $284 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on the same date. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4.	Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We have no material legal proceedings pending.

Item 1A.	Risk Factors

We may be adversely impacted by deterioration in the financial condition of financial institutions or mutual funds that hold our investments.

Our cash and cash equivalents are held in financial institutions and money market mutual funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents, selecting mutual funds composed entirely or primarily of U.S. Treasury securities and diversifying these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our investments as market conditions change. Our daily cash sweeps are managed through a banking institution that we believe is not presently at risk of failure. Balances in our accounts with financial institutions in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limit when is it impractical to spread these amounts over multiple institutions. Although we have prioritized the safety of our cash and cash equivalents, we cannot assure that access to our cash and cash equivalents will not be impacted by additional and yet unforeseeable adverse conditions in the financial markets. While we monitor and adjust the cash balances in our accounts as tw telecom inc.

appropriate, our ability to access these cash balances could be impacted if the financial institutions fail, if there are defaults in the securities that are held in money market funds, if the investment managers of the mutual funds fail, or there are other unforeseen adverse conditions in the financial markets.

The current macro-economic environment in the U.S. and globally could affect our future operating results.

Through the end of the third quarter 2008, the current macro-economic environment had some impact on our business, reflected primarily in somewhat higher customer disconnections. However, if current conditions persist or worsen, there is risk that customer disconnections may accelerate, bad debt could increase, pricing pressure could increase and new sales may drop or be delayed due to decreased demand for our services, our customers’ cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. In addition, the worsening economy could amplify the effect on our results of normal fluctuations in our revenue, margins, and cash flows, the timing of sales and installations, seasonality of sales and usage, customer disputes and dispute resolutions and repricing of services upon contract renewals.

Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds

The following table presents the Company’s purchases of equity securities reportable under Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2008	6,163	$16.19	—	—
August 1 - August 31, 2008	—	—	—	—
September 1 - September 30, 2008	—	—	—	—

Total	6,163	$16.19	—	—

(1)	Consists of unvested restricted shares delivered back to the Company by certain employees to satisfy tax withholding obligations that arise upon the vesting of restricted stock. The Company, pursuant to its equity compensation plans, gives certain employees the opportunity to tender back to the Company the number of shares from the award sufficient to satisfy the person’s minimum tax withholding obligations that arise upon the vesting of the restricted stock. The Company then satisfies the withholding obligation on behalf of the employee. The Company does not have any publicly announced equity securities repurchase plans or programs.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: November 7, 2008	By:	/s/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1 –	Agreement and Plan of Merger by and among Time Warner Telecom Inc., XPD Acquisition LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp. dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2 –	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3 –	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4 –	Credit Agreement dated October 6, 2006 between Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

10.1 –	Employment Agreement between the Company and John T. Blount dated October 28, 2008.

10.2 –	Change of Control Employment Agreement between the Company and John T. Blount dated October 28, 2008.

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference