Form 10-K
period 2008-12-31
tw telecom inc.
filed 2009-02-24
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-34243

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

As of June 30, 2008, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $2.4 billion, based on the closing price of the Registrant’s common stock on the Nasdaq Stock Market reported for such date. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of tw telecom inc.’s common stock as of January 31, 2009 was 149,055,955 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before April 30, 2009.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, the impact of accounting changes, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, customer disconnections, expected churn, Modified EBITDA trends, expected network expansion and grooming, business, and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Overview

tw telecom inc. (the “Company”) is a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, virtual private network (“VPN”), voice over Internet protocol (“VoIP”) and network security services to enterprise organizations and communications services companies throughout the U.S. Our customers include, among others, enterprise organizations in the distribution, health care, finance, and manufacturing industries, state, local and federal government entities, and long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”). Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of December 31, 2008, our fiber networks spanned approximately 26,800 route miles, directly connecting approximately 9,400 buildings served directly by our metropolitan fiber facilities (“on-net”). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We substantially expanded our footprint in 2006 through the acquisition of Xspedius Communications, LLC (“Xspedius”), which added network in 31 additional metropolitan markets. We also have continued to expand our Internet Protocol, or “IP”, backbone data networking capability between markets supporting end-to-end Ethernet and Virtual Private Network (“VPN”) connections for customers, and have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer our customers a virtual presence in a remote city.

From our formation until September 26, 2006, we had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22.3 million shares and 43.5 million shares, respectively, of our Class A common stock, which were converted from shares of Class B common stock to shares of Class A common stock immediately prior to the offerings. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering to shares of Class A common stock. As a result, we have not had shares of Class B common stock outstanding since September 26, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings. In June 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation, which eliminated references to Class A and Class B common stock. As a result, no shares of Class B common stock were authorized as of December 31, 2008 or 2007.

We were organized as a Delaware limited liability company in 1998 and converted to a Delaware corporation in 1999. Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and our telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. The information contained on our website is not part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have posted, and intend to disclose on our website any amendments to or waivers from, our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within four business days following the date of such amendment or waiver.

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008 we began using tw telecom inc. as our name and tw telecom as our brand.

On October 31, 2006, we acquired Xspedius through a merger with our wholly owned subsidiary in which we ultimately paid $211.5 million in cash, after giving effect to resolution of a $4.5 million working capital adjustment, and issued 18.2 million shares of our common stock to the members of Xspedius. Xspedius was a facilities-based provider of integrated communications services primarily to enterprise businesses and carriers. Xspedius provided a suite of high quality services, including local and long distance voice, data and dedicated Internet access services, in 43 markets (including 12 markets that we already served) across 19 states and the District of Columbia. The acquisition increased the number of markets we serve from 44 to 75, and further expanded our network reach and market density for serving multi-city and multi-location enterprise customers.

Business Strategy

Our primary objective is to be the leading provider of high quality managed data and telecommunications services in each of our service areas, on a national basis, principally utilizing our fiber facilities and our national multipurpose IP backbone network to offer high value voice, data, Internet, and dedicated services to become the carrier of choice for business enterprises, governmental agencies, and other carriers. By delivering to our customers a suite of scalable integrated and managed network solutions, we can meet the specific network management needs of those customers, location by location across the United States, and create efficiencies for the customer through the management of their disparate networks and services. The key elements of our business strategy include the following:

Leverage Existing Fiber Networks. We have built, licensed or acquired local and regional fiber networks to serve metropolitan geographic markets where management believes there are large numbers of potential customers. We provide multi-site and city solutions through our fully managed, nationwide IP backbone network with capacity ranging up to 10 Gbps on any particular link, depending on the specific route. We believe that our extensive network expertise and capacity allow us to:

•

Emphasize our metropolitan fiber facilities-based services integrated with the IP backbone, which allows us to realize higher gross margins than carriers that do not operate their own metropolitan fiber facilities;

•	Focus on metro areas with a national reach, providing multi-location and multi-city end-to-end solutions;

•	Provide a truly diverse network and choice to customers seeking further network diversity as industry consolidation among wireline carriers has reduced the choices available to customers; and

•	Design and deliver scalable and efficient solutions that allow our customers’ business applications to operate more effectively in their network environment.

Pursue Selected Opportunities to Expand Our Network Reach. As local market opportunities grow, we continue to extend our network in our present markets in order to reach additional office buildings and business parks directly with our fiber facilities. In 2008, we extended our fiber network by approximately 1,000 route miles and into approximately 1,100 additional buildings in our markets. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed in our networks without the need to add additional fiber capacity. We may expand our networks into additional markets beyond the 75 markets in which we already operate if we find attractive opportunities to do so organically or through acquisitions. We also provide services to locations outside our current market areas through the use of leased facilities and our IP backbone.

Focus Our Service Offerings on Meeting the Sophisticated Data Needs of Our Customers. We continue to place significant focus on serving the growing demand for high-speed, high-quality enhanced data networking services such as our Ethernet and IP business-to-business VPN services, our Internet-based services, and converged voice and data services bundles. Our suite of Ethernet services is the foundation for network solutions, which provide multipoint connectivity for customers within and between given metropolitan areas. To further expand our multi-site and multi-city capabilities, in 2008, we enhanced our managed services portfolio by creating a managed IP VPN service available with or without Class of Service functionality. (See “Services – Data and Internet Services – Managed Services.”)

We also provide a broad range of switched voice services throughout our service area. We utilize high-capacity digital end office switches that enable us to offer both local and toll services to our customers. Further, we have deployed digital switching equipment that uses packet access capability to combine Internet access in a bundle with voice and enable a dynamic bandwidth allocation feature which allows the customer to increase its use of voice or Internet bandwidth on demand, based upon its telecommunications usage and needs. Our customers can utilize our carrier grade VoIP network and product suite without costly upgrades to their voice premise equipment. This approach also enables us to offer multi-location organizations a consistent user experience regardless of the equipment they maintain at each location and enables a variety of voice applications inside the network.

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

Continue to Diversify Our Customer Base. Our sales strategy targets business enterprises and government entities as well as other carriers. We continue to broaden our revenue base by focusing on enterprise customers and government customers, while continuing to sell to select national and regional carriers. To achieve revenue growth from end user customers, we target potential new and existing enterprise customers utilizing both local market and national sales groups. We are also expanding the types of services we offer to our carrier customers in order to create new revenue opportunities from that customer base.

Deliver a Proactive and Comprehensive Customer Care Strategy that Differentiates Us from Our Competitors. We strive to deliver a consistent, valuable customer experience that is differentiated from our competitors through local support as well as national presence. We are also differentiating the level of service that various customer segments receive to better meet their needs. Our online customer care self-help platform known as MyPortal offers our customers self-service capabilities that support our customer experience strategy.

Continue Disciplined Expenditure Program. Our approach for adding customers is designed to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers to our networks. Our strategy of primarily using our fiber facilities-based services, rather than reselling network capacity of other providers, requires that we make significant capital investments to reach some new customers. We invest selectively in growth prospects that often require that we install fiber in buildings, purchase electronics, construct fiber distribution rings, and invest in product expansion. We also seek to increase operating efficiencies by investing selectively in strategic enhancements to our back office and network management systems. We have a disciplined approach to capital and operating expenditures. Our capital expenditure program requires that prior to making expenditures on a project, the project must be evaluated against certain financial criteria such as projected minimum recurring revenue, cash flow margins, and rate of return. Capital expenditures in 2008 and 2007 were $276.9 million and $259.5 million, respectively, including integration and branding expenditures of $10.6 million and $30.1 million in each year, respectively. Our success-based capital spending, excluding integration and branding spending, increased to $223.4 million in 2008, or 84% of capital expenditures, from $202.8 million, or 88% of capital expenditures, in 2007, as a result of our growth.

Success-based capital spending consists of short-to-medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network, build out collocation facilities and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. We expect our capital expenditures in 2009 to be approximately $250 million to $275 million, which we expect will be used primarily to fund growth opportunities. We expect that the amount we must spend to replace older network components, especially electronics, will continue to grow over time.

Services

We provide our customers with a wide range of telecommunications and managed data services, including network, local and long distance voice services, data transmission services, high-speed dedicated Internet access, and intercarrier services. Our revenue by major product categories for fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008		2007		2006
	(amounts in thousands)
Revenue:
Data and Internet services	$399,928	35%	$318,269	30%	$216,419	26%
Network services	387,339	33	393,569	36	355,996	44
Voice services	334,692	29	327,246	30	201,968	25
Intercarrier compensation	37,060	3	44,595	4	37,992	5

Total revenue	$1,159,019	100	$1,083,679	100	$812,375	100

Our broad portfolio provides solutions to enterprise customers, ranging from small businesses through Fortune 500 companies, city, state and federal government entities, as well as communications service providers. To reduce the risk in bringing new and untested telecommunications services to a dynamically changing market, we introduce our services once market demand develops after a rigorous development process. Our primary service offerings are:

Data and Internet Services

Data Services

We offer our customers a broad array of enhanced data services that enable them to connect their own internal computer networks and access external computer networks at very high speeds using the Ethernet protocol.

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

•	Regional Ethernet. Point-to-point private lines between select markets with the advantage of Ethernet interfaces.

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

Managed Services

We offer the competitive suite of managed services described below that complement customers’ data and Internet networking solutions. These services allow our customers to reduce the overall management burden of their data systems.

•

Managed IP VPN. Our Managed IP VPN service, developed in 2008 for launch in 2009, is a turnkey solution that provides connectivity to our secure Multi-Protocol Label Switching or MPLS IP VPN network with customer premises-based routers that we procure, configure, maintain and manage. The service includes proactive monitoring and alarming, the ability to support our five classes of service, on-site installation and hardware maintenance.

•

Managed Internet. This service bundles our Internet access service with customer premises-based routers that we procure and configure based on our customer’s requirements. The service includes on-site installation and on-going hardware maintenance.

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

•

Distributed Denial of Service Mitigation. This service monitors, identifies and mitigates denial of service attacks aimed at taking down a customer’s business critical Internet-based applications (i.e., website, email servers, etc.) by flooding the target network with high volumes of unauthorized traffic.

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

•

Switched Access Service. The connection between a long distance carrier’s POP and an end user’s premises that is provided through the switching facilities of a LEC is referred to as switched access service. Switched access service provides long distance carriers with a switched connection to their customers for the origination and termination of long distance telephone calls or provides large end users with dedicated access to their carrier of choice. Under our tariffs, we receive per-minute terminating switched access compensation when our network is used for the origination or termination of the carriers’ traffic.

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

Telecommunications Networks and Facilities

Overview. We use advanced technologies and network architectures to develop a highly reliable infrastructure for delivering high-speed, quality digital transmissions of voice, data and Internet services. Our basic transmission facilities consist primarily of optical fiber built in diverse rings for high network availability. These optically enabled rings give us the capability of routing customer traffic in both directions around the ring, thereby eliminating the loss of a service in the event of a fiber cut on a part of the ring. We use a variety of electronics in our metropolitan networks including SONET, DWDM and Ethernet based equipment that meet the requirements of our customers’ network applications. We have also added carrier class Ethernet switches in our markets to support Ethernet and other data and IP-enabled applications. In the core of our network, we have an advanced MPLS backbone using redundant core and edge routers to deliver Internet traffic to our customers. We also have a VoIP network that utilizes soft switches and gateways and Session Initiation Protocol or SIP (a call set up protocol) capability. These network capabilities allow us to deliver high quality bundled voice, Ethernet and IP-based services to our customers.

We serve our customers from one or more central offices strategically positioned throughout our networks. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, the long distance carriers, and other local exchange and Internet networks. Redundant electronics and power supplies, with automatic switching to the backup equipment in the event of failure, protects against signal deterioration or outages. We also install Ethernet switches, routers, soft switches, DWDM, gateways and other digital electronics in our central offices. In addition, we install electronics at the customer premises to deliver our services.

Our networks are connected to multiple ILECs and long distance carrier switches to provide our customers ubiquitous access to the PSTN. Our IP backbone is connected to multiple networks around the nation at multiple connection points. To serve a new customer initially, we may use various transitional links, such as leased circuits from another LEC. When a customer’s communication volume increases, we may invest additional capital to build our own fiber connection between the customer’s premises and our network to accommodate the customer’s needs and increase our operating margins.

We continually evaluate new technologies and suppliers in order to deploy the next generation architectures and offer new services, including IP, Ethernet, optical, VoIP and access technologies.

Capacity License Agreements. We currently license fiber capacity from Time Warner Cable in 16 markets, Comcast Corporation as successor to Time Warner Cable in three markets, and Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, in four markets. Each of our local operations in those markets is party to a Capacity License Agreement with one of the local cable television operations of Time Warner Cable, Comcast Corporation or Bright House (collectively the “Cable Operations”) that provide us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay maintenance fees and fees for splicing and similar services. Since 1998 the Cable Operations have provided additional fiber-optic cable capacity for which we pay an allocable share of the cost of construction of the fiber upon which capacity is provided, plus permitting and other fees. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities, the Cable Operations may terminate the Capacity License Agreements.

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

Telecommunication Networks. The following map shows the areas where we have local fiber networks and offer services:

Network Monitoring and Management. We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the network at our two network operations centers in Greenwood Village, Colorado and O’Fallon, Missouri, a suburb of St. Louis. These two centers offer capability for redundancy and overlap coverage for our customer networks. We provide 24 hours per day, 7 days a week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows them to react swiftly to repair network trouble.

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

We developed a customer self-care platform that uses web portal technology to provide automated customer service and enables customers to “self-service” their accounts and manage their interactions with us. Customers can register on-line and choose various capabilities including the ability to view and pay their bills on-line, view orders, create and view billing disputes, receive scheduled maintenance notifications, alert us of their internal scheduled maintenance activities, create and view trouble tickets, create and view various accounts and enter certain types of service change requests. Customers can also access their own network performance data on a circuit level basis for certain services.

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

Network Development and Application Laboratory. We have a laboratory located in Greenwood Village, Colorado that is equipped with state of the art systems and equipment, including those we use in the operation of our local digital networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with our digital networks, for the purposes of:

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

Customers and Sales and Marketing

Customers. Our customers have telecommunications-intensive businesses and are comprised of enterprises, government and other public institutions, carriers and system integrators. For the year ended December 31, 2008, enterprise, government, system integrators and other public customers represented 73% of total revenue. The remaining customer revenue is derived from carriers at 24% and the balance from inter-carrier compensation. We serve approximately 30,000 customers as of December 31, 2008.

Our top 10 customers accounted for 23% of our total revenue for the year ended December 31, 2008, and approximately 26% for the year ended December 31, 2007. The change was attributable to the increase in sales to enterprise customers, service disconnects, re-pricing of renewed contracts and a reduction in intercarrier compensation from our top 10 largest customers. A portion of the revenue from our top 10 customers includes inter-carrier compensation resulting from end users that have selected those customers as their long distance carriers. Our revenue from certain carriers within our 10 largest customers that were parties to industry mergers and consolidations in 2006 has decreased since then because of service disconnections due to network grooming and optimization by these customers. We expect additional disconnections combined with rate changes in connection with contract renewals as carriers determine their leased network strategies in 2009. However, while disconnections resulting from consolidations have resulted in lower carrier revenue in 2008 as compared to 2007, we believe that consolidation has also resulted in additional opportunities to provide high quality metro, IP and Ethernet services to carriers as they serve the evolving needs of their customers and seek redundancy in their networks.

Sales and Marketing. Our service offerings are part of a diversified portfolio of competitively priced products and solutions aimed to support new requirements of our existing customers and to attract new customers. Our sales and marketing strategy emphasizes our:

•	Reliable and high quality facilities-based metropolitan networks and national IP backbone;

•	Converged data and IP solutions supporting customer network trends;

•	Local support combined with responsive national and local customer service orientation;

•	Comprehensive product suite;

•	Strong network management capabilities; and

•	Multi-site and multi-city network solutions.

We engage in direct sales in the majority of our local markets with certain resources in regional and adjacent areas, including national enterprise and carrier sales teams. These teams have sales engineering and support resources. Our national sales organization includes sales groups focused on four types of national customers: enterprise, carrier, public sector and systems integrators. As of December 31, 2008, we had 485 sales account executives and customer relationship specialists. We continue to expand our sales force with hires strategically targeted at high opportunity markets. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide additional incentives for executing service contracts with terms of greater than one year and for certain products and solutions as well as for sales of services on our fiber facilities. Our customer relationship specialists specifically focus on sales to existing customers and increasing customer retention, freeing our primary sales force to focus on new accounts. This initiative has increased customer retention in a segment of our customer base and has been expanded in 2009 to a larger population of our customers. We believe this initiative will help manage customer and revenue churn.

In addition to our direct sales channels, we have marketed our services through teaming arrangements focused on data products and through an indirect channel selling mainly our lower priced integrated products. We market our services through database marketing techniques, customer seminars, advertisements, trade journals, media relations, direct mail, and participation in conferences.

Customer Service

We strive to deliver a consistent, valuable customer experience through local and national support. Our local account representatives and customer relationship specialists work with local operations teams, central network operations centers and customer care teams to care for our customers. We process customer requests to order, upgrade or change their services through our coordinated local and national support. Our Customer Service Center is available to all of our customers to answer customers’ questions regarding billing, order status or maintenance concerns. In addition, our national operations centers provide 24 hours per day, 7 days a week surveillance and monitoring of networks to maintain network reliability and performance (see “Telecommunications Networks and Facilities—Network Monitoring and Management”).

Our online customer care self-care platform, MyPortal, offers our customers self-service capabilities that support our customer experience strategy. MyPortal enables customers to easily submit trouble tickets and view status, check real-time order status, review and pay bills, submit billing disputes, monitor bandwidth utilization and submit certain types of account changes.

Competition

We believe that the principal factors affecting our competitive position are:

•	Our local and regional fiber networks;

•	Our customer service and network quality;

•	Our pricing;

•	Our product portfolio;

•	Our ability to be agile in order to meet customers’ needs;

•	Regulatory decisions and policies that impact competition; and

•	Our ability to connect customers’ multiple locations.

We compete with other carriers primarily on service quality and customer services rather than price. However, significant price competition for certain products such as long distance service, inter-city point-to-point services, POP to POP dedicated services, high capacity Internet access and integrated service bundles for small customers has driven down prices for these products. Also, we typically price our services to be competitive to the local market for those services. We believe that the ILECs continue to be aggressive in pricing competition particularly for large enterprise customers that we also target. With several facilities-based carriers providing the same service in a given market, price competition is likely to continue. The impact of competition on our business varies across local markets, depending on the number and type of competitors in the market.

Our competition comes primarily from the ILECs and from other telecommunications companies that target specific products or markets. The ILECs – primarily AT&T Inc., Verizon Communications, Inc., and Qwest Communications Inc.—offer services substantially similar to those we offer. We believe that the ILECs may have competitive advantages over us, such as their long-standing relationships with customers, greater technical and financial resources, greater geographic coverage, wireless assets, and the potential to subsidize services of the type we offer from service revenue in unrelated businesses. However, we believe that our customers are increasingly interested in more flexible competitive facilities-based providers for critical business solutions, enhanced diversity and disaster recovery, and data and IP services. We believe that we have benefited to some extent from consolidation among telecommunications providers and will continue to benefit from opportunities to provide services directly to larger enterprise customers.

We also face competition from telecommunications integrators and resellers and private networks built by large end users using dark fiber providers, which offer services similar to or substitutable for those we offer. In addition, cable companies are increasingly competing with us and other traditional telecommunications providers for enterprise customers, and are beginning to compete for carrier customers as well.

Regulatory environments at both the state and federal level differ widely and have considerable influence on our market, economic opportunities and resulting investment decisions. We believe we must continually monitor regulatory developments and remain active in our participation in regulatory issues. Some regulatory decisions have or may in the future have negative impacts on our revenue or expenses, and may favor certain classes of competitors over us. (See “Government Regulation.”)

To the extent we interconnect with and use ILEC networks to service our customers, we depend on the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also use ILEC special access services and unbundled network element (“UNE”) loops and ILEC and other carrier long haul circuits to reach certain customer locations that are not served by our network. Although regulation of ILEC performance standards exists with respect to UNE loops, there is minimal regulatory oversight of the quality of ILEC special access services. We also depend on large ISPs for Internet peering in order to allow our customers to connect with certain other ISPs with which we do not directly connect.

Seasonality

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first and third quarters of the year have been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and, therefore, revenue may be impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In addition, revenue from our usage based services such as long distance may be subject to seasonal fluctuations in the first and third quarters resulting from seasonal changes in our customers’ usage patterns. Our expense is also impacted in the first quarter by the resetting of payroll taxes and other employee related costs.

Name and Branding Change

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008 we began using tw telecom inc. as our name and tw telecom as our brand. We incurred approximately $3.0 million in branding expenses and $0.6 million in branding capital expenditures for the year ended December 31, 2008.

Government Regulation

Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the Federal Communications Commission, or “FCC”, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With enactment of the Telecommunications Act of 1996 (“the 1996 Act”), competition in all telecommunications market segments, including local, toll, and long distance, became matters of national policy even though the states continue to have a significant role in administering policy. We believe that the national policy fostered by the 1996 Act has contributed to significant market opportunities for us. However, since 1996, various ILEC legal challenges and lobbying efforts have resulted in state and federal regulatory decisions affecting implementation of the 1996 Act that favor the ILECs and other competitors. Since federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, we believe that future regulatory activity relating to the 1996 Act will focus largely on enforcement and refinement of carrier-to-carrier requirements under the law and on consumer protection measures. Although we have described the principal regulatory factors that currently affect our business, the regulation of telecommunications services is still evolving and regulatory changes could occur in the future that we cannot presently anticipate.

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

Reciprocal compensation revenue is an element of intercarrier compensation revenue that represents compensation from LECs for local exchange traffic terminated on our facilities originated by other LECs. As a result of various regulatory rulings beginning in 2001 our reciprocal compensation revenue has generally been declining. Reciprocal compensation represented less than 1% of total revenue for the year ended December 31, 2008.

As a result of the FCC’s triennial review of unbundling to determine which of the UNEs the ILECs must continue to provide. In 2004, the FCC adopted permanent rules governing the UNEs that ILECs must continue to provide under the 1996 Act. These rules set forth specific marketplace “triggers” that will eliminate the ILECs’ obligation to provide unbundled loops and transport in particular locations. Several ILECs have filed petitions with the FCC for forbearance from the obligation to provide UNEs that would otherwise apply under these triggers. Qwest was granted partial forbearance for the Omaha market, but was denied forbearance in four other markets. Verizon has a pending appeal of an FCC decision that denied its request to eliminate the obligation to provide loop and transport UNEs in six of its markets. The FCC also has pending a rulemaking to review TELRIC rules, which determine the prices for available UNEs, and the ILECs have argued that the FCC should change its TELRIC rules in ways that would likely yield higher UNE prices. The acquired Xspedius operations use UNEs as well as special access circuits to reach customers that are not directly connected to our network, but we have not used UNEs extensively in our other markets. Changes in the regulation of UNEs could either negatively or positively affect the availability and cost of UNEs to us.

Other Federal Regulation. Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Switched access is a component of our intercarrier compensation revenue and represented 3% of total revenue for the year ended December 31, 2008. The FCC subjected CLECs’ interstate switched access charges to regulation beginning in 2001 and subsequent regulatory actions have resulted in reductions in the per-minute rates we received for switched access service for the period June 2001 through June 2004. Our ongoing obligation to charge switched access rates that are no higher than those charged by the ILECs has and will continue to result in further reductions to our switched access revenue if the ILEC rates are reduced.

In response to an August 2008 federal court order, the FCC Chairman announced that he was prepared to adopt comprehensive intercarrier compensation and universal service reform in November 2008. The Chairman subsequently circulated a draft order for a brief public comment period. The proposed order would require the states to establish a unified rate for intrastate switched access, interstate switched access and reciprocal compensation over a ten-year transition period and established a new cost methodology the states would be required to follow, which would produce significantly lower rates. Lost revenue from rate reductions would be recovered from increased end-user subscriber line charges and a replacement mechanism similar to the Universal Service Fund for small rural carriers only. The draft order also would establish a new Universal Service Fund contribution method based on telephone numbers, rather than the current revenue-based method; classify VoIP calls terminating on the public switched telephone network as an information service; and preempt states from regulation of VoIP services. Numerous groups expressed strong concern that the public had not been fully informed nor given a sufficient opportunity to comment on the specifics of the proposals, called for the FCC to limit its action in November 2008 to that required to satisfy the court, and requested the FCC to establish a notice and comment period on the more controversial and complex proposals. No consensus was reached by a majority of the FCC commissioners, resulting in no action on the Chairman’s proposed order. It is now up to a new FCC to move forward on this issue. At this time we do not know what specific actions the new FCC will take, nor do we know what financial impact it would have on us.

In January 2005, the FCC commenced a broad examination of the regulatory framework applicable to LECs’ pricing of interstate special access services that could have an impact on the costs we pay for connectivity to other carriers’ facilities to reach our customers. We have advocated that the FCC modify its special access pricing flexibility rules to return these services to price–cap regulation to protect against unreasonable price increases. If LEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and the prices we pay LECs for special access services that we purchase. If LEC special access prices increase, our costs may increase but we may experience less pricing pressure on our special access services. In an order approving the Verizon/MCI acquisition, the FCC conditioned its approval upon the combined company not increasing its rates for special access services for a period of 30 months ending July 2008, which has provided us with some price stability. The FCC’s order that approved the merger of BellSouth Corporation into AT&T included a number of conditions that provide us with rate stability and modest cost savings for special access and UNEs for 42 to 48 months ending mid to late 2010, and provide a framework for a more manageable process for renegotiating our special access and interconnection contracts when they expire over the next few years. We do not know when or if the new FCC will act on interstate special access regulation in 2009.

In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. In March 2006, the FCC allowed a Verizon forbearance petition seeking deregulation of its broadband services to be granted by operation of law and in October 2007 granted key portions of an AT&T petition to remove regulation of broadband services sold to business customers. Similar rulings were granted to several smaller ILECs with respect to specific markets. As a result, the Ethernet and OC-n high capacity data services of these carriers, which we do not currently use, are no longer regulated. Additional ILEC deregulation petitions related to some of the markets we serve are still pending. We and several of our competitors have appealed the default grant of the Verizon petition and the grant of the AT&T petition because we would like to have the ability to obtain broadband special access services on a reasonable basis to reach certain customers that are not on our network. The Verizon appeal has been denied, while the AT&T appeal is still pending. These FCC actions did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the impact of that outcome on our business.

In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001. Since this order we have experienced higher pole attachment fees and could experience future rate increases if it is determined that we should pay the telephony rates in all areas where cable and telephony pole attachments are commingled, which are significantly higher than cable rates, either retroactively or in the future. We are experiencing increased competition from cable companies for certain broadband services (see “Competition”). Under the FCC’s pole attachment regulations, cable companies are permitted to pay lower cable rates for pole attachments than the rate to which we are subject as a telecommunications carrier for the provision of some of the same services. In 2007, we filed a request with the FCC to eliminate this discriminatory rate treatment in its pole attachment regulations. The FCC has released a notice of proposed rulemaking with a tentative conclusion that the pole attachment rates for all providers of broadband networks should be equal. There has been considerable public comment in the proceeding, but the FCC has not yet taken action. We cannot predict the outcome of this initiative at this time.

State Regulation. We have obtained all state government authority needed to conduct our business as currently contemplated. Most state public service commissions require carriers that seek to provide local and other common carrier services provided within the state to be authorized to provide such services. Our operating subsidiaries and affiliates are authorized as common carriers in 33 states and the District of Columbia. These certifications cover the provision of switched services including local basic exchange service, point-to-point private line, competitive access services, and long distance services. Similar to the FCC’s rules regarding interstate switched access, a number of state public service commissions have ruled that CLEC intrastate switched access rates may not exceed certain caps. Currently, 12 states in which we operate have benchmarking rules. We anticipate that additional states will promulgate similar rules in the future.

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

In some of the metropolitan areas where we provide network services, we pay right-of-way or franchise fees based on a percentage of gross revenue or other measures such as access lines. Municipalities that do not currently impose fees may seek to impose fees in the future, and following the expiration of existing franchises, fees may be increased. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. Municipalities that have fee structures that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by us or other CLECs. Moreover, ILECs with which we compete may be exempted from such local franchise fee requirements by previously enacted legislation that allows the ILECs to utilize rights-of-way throughout their states without being required to pay franchise fees to local governments.

We are party to various regulatory and administrative proceedings. Subject to the discussion above, we do not believe that any such proceedings will have a material adverse effect on our business.

Employees

As of December 31, 2008, we had 2,844 employees compared to 2,859 employees at December 31, 2007. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable at our inception, our operation in New York City is party to a collective bargaining agreement that covers eight of our technicians in New York City. We believe that our success will depend in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

Financial Information

See Part II Item 8 for our financial results and information.

Item 1A.	Risk Factors

The current economic environment in the U.S. and globally could affect our future operating results.

Through the end of 2008, the current economic environment had some impact on our business, reflected primarily in longer sales cycles and higher customer disconnections mostly driven by our mortgage-related customer base, very small customers and carriers that dampened our revenue growth. If current conditions persist or worsen, there is risk that customer disconnections may accelerate, bad debt could increase, pricing pressure could increase and new sales may decline or be delayed due to decreased demand for our services, customer cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. The worsening economy could also amplify the effect on our results of normal fluctuations in our revenue, margins and cash flows, the timing of sales and installations, seasonality in usage-based services, customer disputes and dispute resolutions and re-pricing of services upon contract renewals. In addition, the worsening economy could also impact key vendors who supply critical equipment and software or other goods and services that we rely upon in the provision of our services. There is no assurance that we could replace key products or services with alternate providers on a timely basis if our key vendors face a financial crisis.

We may be unable to sustain our revenue and cash flow growth despite the implementation of several initiatives designed to do so.

We must grow our business and revenue in order to generate sufficient cash flow that, together with funds available under our credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. We have pursued several growth initiatives, including:

•	Increasing network investments in existing markets to expand our network reach;

•	Launching new products and services, especially products and services that support customers’ data and IP initiatives;

•	Customer care initiatives targeted at customer retention activities;

•	Increasing our network reach through acquisitions; and

•	Sales force segmentation and expansion.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Attract new customers and sell new services to existing customers;

•	Acquire and install transmission facilities and related equipment at reasonable costs;

•	Employ new technologies;

•	Obtain required permits and rights-of-way;

•	Enhance our financial, operating, and information systems to effectively manage our growth;

•	Accurately predict and manage the cost and timing of our capital expenditure programs; and

•	Remain competitive against larger, well-funded incumbent carriers.

There is no assurance that our growth initiatives will continue to result in an improvement in our financial position or our results of operations. We have historically incurred net losses even during periods of increasing revenue. Although we had net income in 2008, certain factors could cause losses including, among others, economic conditions, industry consolidations, decreased demand, customers disconnecting services, regulatory and contractual rate reductions, revenue disputes, and changes in accounting standards (see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —New Accounting Pronouncements”).

We may be adversely impacted by deterioration in the financial condition of financial institutions or mutual funds that hold our investments.

Our cash and cash equivalents are held in financial institutions and money market mutual funds. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our investments as market conditions change. Our daily cash sweeps are managed through a banking institution that we believe is not presently at risk of failure. Balances in our accounts with financial institutions in the U.S. may exceed the Federal Deposit Insurance Corporation insurance limit when it is impractical to spread these amounts over multiple institutions. Although we have prioritized the safety of our cash and cash equivalents, we cannot assure that access to our cash and cash equivalents will not be impacted by additional and yet unforeseeable adverse conditions in the financial markets. While we monitor and adjust the cash balances in our accounts as appropriate, our ability to access these cash balances could be impacted if the financial institutions fail, if there are defaults in the securities that are held in money market funds, if the investment managers of the mutual funds fail, or there are other unforeseen adverse conditions in the financial markets. In 2008, we recorded impairment charges of $7.8 million on commercial paper investments with exposure to sub-prime mortgages that are past their maturity dates. The carrying value of these securities after recognition of the impairment is $3.0 million at December 31, 2008. Any additional impairment charges would have a negative impact on our earnings.

Several customers account for a significant portion of our revenue, and some of our customers’ purchases may not continue due to customer consolidations, financial difficulties or other factors.

We have substantial business relationships with a few large customers, especially other carriers. For the year ended December 31, 2008, our top 10 customers accounted for approximately 23% of our total revenue. The highly competitive environment in the long haul carrier sector, including interexchange carriers, has challenged the financial condition and growth prospects of some of our carrier customers and could lead to further reductions in our revenue in the future.

Our service agreements with customers that have already satisfied their initial terms are subject to termination on short notice and do not require the customer to maintain the services at current levels. After expiration of their current term agreements, customers may not continue to purchase the same services or level of services. Increasing consolidation in the telecommunications industry has occurred in recent years, and if any of our customers are acquired we may lose a significant portion of their business. SBC Communications, Inc.’s merger with AT&T Corp. (now AT&T Inc.) and subsequent acquisition of BellSouth Corp. has and may continue to result in the surviving company buying less local transport service from us in SBC’s and BellSouth Corp.’s service areas in the long run. Revenue from AT&T Inc. represented 6% and 8% of our total revenue for the years ended December 31, 2008 and 2007, respectively.

We continue to experience customer and service disconnects in the normal course of business primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, the impact of the economic downturn, discontinuance of certain acquired products or price competition from other providers. Monthly revenue loss from disconnects averaged 1.2%, 1.1%, and 1.2% of monthly revenue in 2006, 2007 and 2008, respectively. We have experienced a concentration of churn from the acquired customer base that buys less complex services, especially smaller customers, as well as mortgage related businesses and carriers over the past year. We believe that some of the higher churn in 2008 may be the result of the economic downturn. While we expect that some customers will continue to disconnect services due to the reasons mentioned above, we cannot predict the total impact on revenue from these disconnects or the timing of such disconnects. Replacing this revenue with new revenue from other carrier customers or with enterprise customer revenue may be difficult. Among other factors, individual enterprise customers tend to place smaller service orders than some of our larger carrier customers. In addition, pricing pressure on some of our products, such as integrated service bundles for small customers, high capacity Internet access, and inter-city and POP to POP dedicated services may challenge our ability to grow our revenue.

Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt.

As of December 31, 2008, our total long term debt and capital lease obligations were approximately $1.4 billion. Our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for our outstanding senior notes, we may incur significant additional indebtedness in the future.

Our substantial indebtedness could, for example:

•	Limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate purposes;

•	Make us more vulnerable to the current and future economic downturns or other adverse developments than less leveraged competitors; and

•	Decrease our ability to withstand competitive pressures.

Our revolving credit facility and Term Loan B and the indenture relating to our senior notes contain restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.

The credit agreement for our revolving credit facility and Term Loan B (“Term Loan”), and the indenture relating to our senior notes limit, and in some circumstances prohibit, our ability to, among other things:

•	Incur additional debt;

•	Pay dividends;

•	Make capital expenditures, investments or other restricted payments;

•	Engage in sale-leaseback transactions;

•	Engage in transactions with stockholders and affiliates;

•	Guarantee debts;

•	Create liens;

•	Sell assets;

•	Issue or sell capital stock of subsidiaries; and

•	Engage in mergers and acquisitions.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if we do not comply with these covenants and financial covenants in our credit agreement that require us to maintain certain minimum financial ratios, the indebtedness outstanding under our credit agreement, and by reason of cross-acceleration or cross-default provisions, our senior notes and any other outstanding indebtedness we may then have, could become immediately due and payable. If we are unable to repay those amounts, the lenders under the credit agreement could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under our credit agreement were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

In addition, the lenders under our revolving credit facility could refuse to lend funds if we are not in compliance with our financial covenants, such as leverage and interest coverage ratios that are primarily derived from EBITDA (see note 5 to Item 6. “Selected Financial Data”) and debt levels. A lack of revenue growth or an inability to control costs could negatively impact our EBITDA margins and cause our failure to meet the minimum required ratios. We could fail to comply with the covenants in the future due to many factors, including losses of revenue due to customer disconnects or other factors or reduction in margins due to pricing pressures or rising costs or the inability to successfully integrate our acquired operations. Even if we meet the conditions for borrowing under the revolving credit facility, we may be unable to draw upon the entire commitment if any of our lenders are unable to perform their obligations to advance funds due to their own financial difficulties.

We will require substantial capital to expand our operations and may not be able to obtain additional financing due to recent and possible future disruptions in the financial markets.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Our 2008 capital expenditures were $276.9 million, including expenditures for integration and branding, and our estimate of our 2009 capital expenditures is $250 million to $275 million. We also expect to have substantial capital expenditures thereafter. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments and borrowing capacity under our revolving credit facility to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, we may be required to seek financing in addition to our wholly-owned subsidiary’s unused $80 million senior secured revolving credit facility if:

•	Our business plans and cost estimates are inaccurate;

•	We are not able to generate sufficient cash flow from operations to service our debt, fund our capital expenditures and finance our business operations;

•	We decide to significantly accelerate the expansion of our business and existing networks; or

•	We wish to consummate acquisitions or joint ventures or other strategic transactions that require incremental capital.

Widely-reported disruptions in the commercial credit market have resulted in a tightening of credit markets worldwide, making it difficult and costly to obtain new lines of credit and access the equity markets. It is impossible to predict when the global credit markets will improve or when the credit contraction will stop. As a result, we may be unable to obtain additional financing, the terms offered may place significant limits on our financial and operating flexibility, or may not be acceptable to us. In the current credit environment any additional financing we might seek would likely be on rates and terms significantly less favorable than those contained in our current Term Loan or revolving credit facility. Other risks, such as a rating downgrade could further impact our potential access to financing sources. The failure to raise sufficient funds if needed and on reasonable terms may require us to modify or significantly curtail our business plan. This could have a material adverse impact on our growth, ability to compete, and ability to service our debt.

We may complete a significant business combination or other transaction that could increase our shares outstanding, and may result in a change in control, and increase our debt.

We regularly evaluate potential acquisitions, joint ventures and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our networks or increase the types of services provided through our networks. If we enter into a definitive agreement with respect to any acquisition, joint venture or other arrangement, we may require additional financing that could result in an increase in our debt, result in a change of control, increase the number of outstanding shares, or all of these effects. A substantial transaction may require the consent of our lenders. There can be no assurance that we will enter into any transaction or, if we do, on what terms. In addition, the success of any significant acquisition or business combination is dependent, in part, on our ability to successfully integrate the acquired business into ours, which also carries substantial risks.

Our ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code and our Section 382 stockholder rights plan, which is intended to help preserve our NOLs, may not be effective or may have unintended negative effects.

We have substantial NOLs for U.S. federal income tax purposes, and under the Internal Revenue Code, we may “carry forward” these NOLs, in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments and/or causing NOLs to expire prior to their use, which consequently could affect the ultimate realization of that asset.

In order to protect stockholder value from a limitation on our ability to use our NOLs, we recently adopted a Section 382 stockholder rights plan (“Rights Plan”). The Rights Plan is generally designed to deter acquisitions of our common stock if such acquisition would result in a stockholder becoming a greater than 4.9% stockholder or increase the percentage ownership of our stock by greater than 0.5% that is owned by an existing 4.9% or greater stockholder by diluting the ownership interest of a stockholder whose ownership after the adoption of the Rights Plan exceeds those thresholds, unless an exemption is obtained from our Board of Directors by that stockholder.

Although the Rights Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In particular, it would not protect against ownership changes that may have occurred prior to the implementation of the Rights Plan that we are not aware of due to delays in beneficial ownership reporting by stockholders or against ownership changes resulting from sales by certain greater than 5% stockholders that may trigger limitations on our use of NOLs under Section 382. Because the Rights Plan may restrict a stockholder’s ability to acquire our stock, the liquidity and market value of our stock might be affected. The Rights Plan will terminate upon the earliest of (1) our Board of Directors’ determination that the Rights Plan is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other reason; (2) January 20, 2010, if stockholder approval of the Rights Plan is not obtained by that date; (3) January 20, 2012 if stockholder approval is obtained or (4) certain other events described in the Rights Plan, including our Board of Directors’ determination that termination is in our best interest.

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory rate reform, and we may experience further such reductions in the future.

Over the past several years FCC and state regulations have reduced our switched access revenue as well as our reciprocal compensation revenue. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate. Such changes could materially reduce our switched access revenue from other carriers, but may create an opportunity for us to recover some, but not all, of that lost revenue directly from end users. We cannot predict the outcome of pending FCC rule makings related to inter-carrier compensation. Switched access and reciprocal compensation together have been declining over time and represented 5%, 4% and 3% of our 2006, 2007 and 2008 revenue, respectively. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

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

In January 2005, the FCC released a notice of proposed rulemaking in which it considers the adoption of new special access pricing regulations that could eventually result in reductions in ILEC special access prices or constraints on the degree of pricing flexibility ILECs will continue to have. We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. We do not know when or if the FCC will act upon special access regulation. In an order approving the Verizon/MCI mergers, the FCC conditioned its approval upon the combined company not increasing its rates for special access services for a period of 30 months ending July 2008, which provided us with a period of price stability. The FCC’s order that approved the merger of BellSouth Corporation into AT&T included a number of conditions that provide us with rate stability and modest cost savings for special access and UNEs for 42 to 48 months ending mid to late 2010, and provide a framework for a more manageable process for renegotiating our special access and interconnection contracts when they expire over the next few years. We cannot predict whether and the extent to which the special access pricing of these carriers will increase after the expiration of these merger conditions. If the prices that we must pay for special access services from these carriers increase materially, our margins could be adversely affected.

The ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. In March 2006, the FCC allowed a Verizon forbearance petition seeking deregulation of its broadband services to be granted by operation of law and in October 2007 granted key portions of an AT&T petition to remove regulation of broadband services sold to business customers. Similar rulings were granted to several smaller ILECs with respect to specific markets. As a result, the Ethernet and OC-n high capacity data services of these carriers are no longer regulated. We and several of our competitors have appealed the default grant of the Verizon petition and the grant of the AT&T petition because we would like to have the opportunity to obtain broadband special access services on a reasonable basis to reach certain customers that are not on our network. These FCC actions did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the likelihood of success of legislative proposals regarding deregulation. As a result, we cannot assure you that we will continue to be able to obtain special access services at reasonable rates, on a timely basis or that the quality of service we receive will be acceptable. In the event that we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, the attractiveness of certain of our services to our customers could be impaired.

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

We operate in an increasingly competitive environment and some companies may have competitive advantages over us. Most ILECs offer substantially the same services as we offer, in some cases at higher prices and in some cases at lower prices. ILECs benefit from:

•	Long-standing relationships with their customers;

•	Significantly greater financial and technical resources;

•	Broader network coverage;

•	The ability to subsidize local services with revenue from unrelated businesses; and

•	Recent regulatory decisions that decrease regulatory oversight of ILECs.

Consolidations involving ILECs, CLECs and others may result in fewer, but much larger competitors. We also face competition from other CLECs, cable television companies and others. Our revenue and margins may also be reduced from price cutting by other telecommunications service providers that may pressure our pricing or require us to adjust prices for existing services upon contract renewals. In some of the markets in which we operate we may experience intense competition for particular customers, which could adversely affect our future revenue and margins.

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

The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers. We expect that trend to continue into the foreseeable future. Additionally, we expect that these new technologies will enable new applications that will facilitate new services both in the network as well as at customers’ premises. We believe that our future success will depend in part on our ability to anticipate or adapt to these changes and integrate them into the infrastructure and operations of our business, in order to offer on a timely basis a service that meets customer needs and demands. Our failure to obtain and integrate new technologies and applications could impact the breadth of our product portfolio resulting in product gaps, a less differentiated product suite and a less compelling offer to customers, as well as having a material adverse impact on our business, financial condition and results of operations.

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

We currently license fiber optic capacity from the Cable Operations in 23 of our markets, and we must reimburse the Cable Operations for pole attachment fees associated with the fiber optic capacity we license from them. The Cable Operations may terminate our Capacity License Agreements before expiration upon:

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

We discontinued the use of the “Time Warner” name, which may adversely affect us.

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008 we began using tw telecom inc. as our name and tw telecom as our brand. Although we believe that separate branding from Time Warner may be beneficial to our business and may, for example, eliminate previous confusion in markets also served by Time Warner Cable, the impact of a name change away from the well-established “Time Warner” name is uncertain and could be adverse.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease network hub sites and other facility locations and sales and administrative offices in each of the cities in which we operate networks. During 2008, 2007, and 2006, rental expense for our facilities and offices totaled approximately $57.7 million, $51.5 million, and $33.6 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 116,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, approximately 130,000 square feet of space in Greenwood Village, Colorado, where one national operations center and other administrative functions are located, and approximately 48,000 square feet of space in O’Fallon, Missouri, where another national operations center is located.

Item 3.	Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market of the Nasdaq Stock Market under the symbol “TWTC”. The following table sets forth the high and low sales prices for the common stock for each of the quarters of 2008 and 2007 as reported on the Nasdaq Stock Market:

Period	High	Low
2008
First Quarter	$20.46	$14.34
Second Quarter	20.18	15.56
Third Quarter	16.37	9.81
Fourth Quarter	10.69	4.39

2007
First Quarter	$23.97	$19.30
Second Quarter	21.89	18.08
Third Quarter	23.29	16.83
Fourth Quarter	24.00	19.24

Dividends

We have never paid or declared any dividends and do not anticipate paying any dividends in the near term. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under loan agreements and other contractual arrangements, and other factors. In addition, the indentures for our outstanding Senior Notes and the credit agreement governing our Term Loan contain covenants that may limit the amount of cash dividends that we may pay on our common stock. The credit agreement governing our unused revolving credit facility currently prohibits us from paying cash dividends on our common stock.

Number of Stockholders

As of January 31, 2009, there were 546 holders of record of our common stock.

Performance Graph

The following graph compares total stockholder return on our common stock since December 31, 2003, with the Nasdaq Composite Index (U.S. and foreign companies) and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $10.13 on December 31, 2003, and that the same amount was invested in the NASDAQ Composite Index and the Nasdaq Telecommunications Index. Our closing price on December 31, 2008, the last trading day of our 2008 fiscal year, was $8.47.

Comparison of Cumulative Total Return on Investment

	Years Ended December 31,
	2003	2004	2005	2006	2007	2008
tw telecom inc.	$100.00	$43.04	$97.24	$196.74	$200.30	$83.61
Nasdaq Composite Index	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
Nasdaq Telecommunications Index	$100.00	$108.00	$100.21	$128.03	$139.77	$79.69

Item 6.	Selected Financial Data

Selected Consolidated and Combined Financial and Other Operating Data

The following table is derived in part from our audited consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share and operating data amounts and ratios)
Statements of Operations Data:
Revenue (1)(2):
Data and Internet services	$399,928	$318,269	$216,419	$162,834	$124,805
Network services	387,339	393,569	355,996	341,779	332,577
Voice services	334,692	327,246	201,968	166,808	157,905
Intercarrier compensation	37,060	44,595	37,992	37,306	37,800

Total revenue	1,159,019	1,083,679	812,375	708,727	653,087

Costs and expenses (3):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (2)(4)	491,375	470,038	311,532	264,517	261,285
Selling, general, and administrative (4)	291,985	296,638	228,485	193,052	178,317
Depreciation, amortization, and accretion	285,783	279,454	256,091	238,180	230,688

Total costs and expenses	1,069,143	1,046,130	796,108	695,749	670,290

Operating income (loss)	89,876	37,549	16,267	12,978	(17,203)
Interest expense, net	(71,237)	(73,796)	(78,184)	(106,999)	(107,471)
Other income (expense), net	(7,767)	(3,022)	(36,874)	(14,043)	(7,727)

Income (loss) before income taxes	10,872	(39,269)	(98,791)	(108,064)	(132,401)
Income tax expense	2,347	1,000	28	—	636

Net income (loss)	$8,525	$(40,269)	$(98,819)	$(108,064)	$(133,037)

Basic and diluted income (loss) per share	$0.06	$(0.28)	$(0.80)	$(0.93)	$(1.15)

Weighted average shares outstanding, basic	147,251	144,956	124,078	116,315	115,665
Weighted average shares outstanding, diluted	148,756	144,956	124,078	116,315	115,665

Other Operating Data:
Modified EBITDA (5)(6)	$399,016	$339,003	$286,023	$251,158	$213,485
Modified EBITDA margin (5)(7)	34%	31%	35%	35%	33%
Net cash provided by operating activities	$305,520	$264,207	$174,558	$128,420	$86,541
Capital expenditures	$276,857	$259,527	$192,679	$162,521	$171,833
Net interest coverage ratio (8)	5.6	4.6	3.7	2.3	2.0

Operating Data (as of the end of each period presented):
Operating networks	75	75	75	44	44
Route miles	26,765	25,753	24,670	20,604	19,169
Employees	2,844	2,859	2,784	2,034	1,986

Balance Sheet Data (as of the end of each period presented):
Cash and cash equivalents	$352,176	$321,531	$221,553	$210,834	$130,052
Investments, short-term	—	—	87,900	182,689	302,454
Property, plant, and equipment, net	1,306,910	1,294,900	1,294,112	1,226,950	1,303,092
Total assets	2,287,005	2,264,718	2,253,237	1,792,536	1,905,588
Long-term debt and capital lease obligations	1,365,596	1,370,318	1,375,958	1,246,362	1,249,197
Total debt and capital lease obligations	1,372,817	1,377,655	1,382,637	1,250,573	1,250,584
Total stockholders’ equity	$596,890	$566,225	$552,648	$264,514	$367,158
Leverage ratios (9):
Gross	3.4	4.1	4.8	5.0	5.9
Net	2.6	3.1	3.8	3.4	3.8

(1)	Includes revenue resulting from transactions with affiliates of $13.1 million, $16.9 million, and $19.9 million in 2006, 2005, and 2004, respectively. See Note 7 to our consolidated financial statements appearing elsewhere in this report for an explanation of the 2006 and 2005 transactions with affiliates. There was no revenue resulting from transactions with affiliates in 2008 or 2007.

(2)	We classify certain taxes and fees billed to customers and remitted to government authorities in revenue on a gross versus net basis. Beginning January 1, 2007, we added additional fees billed to customers and remitted to government authorities in our gross revenue. This has no impact on Modified EBITDA or net income (loss), but increased revenue and operating expenses by $17.0 million and $14.9 million for the years ending December 31, 2008 and 2007, respectively. See Note 1 “Revenue” to our consolidated financial statements appearing elsewhere in the report for further discussion.

(3)	Includes expenses resulting from transactions with affiliates of $6.6 million, $8.0 million and $6.9 million in 2006, 2005 and 2004, respectively. See Note 7 to our consolidated financial statements appearing elsewhere in this report for an explanation of these expenses for 2006 and 2005. There were no expenses resulting from transactions with affiliates in 2008 or 2007.

(4)	Includes the following non-cash stock-based employee compensation:

	2008	2007	2006	2005	2004
	(amounts in thousands)
Operating	$3,758	$3,555	$2,075	$—	$—
Selling, general, and administrative	19,599	18,445	11,590	915	1,164

(5)	“Modified EBITDA” is defined as net income or loss before depreciation, amortization, and accretion expense, interest expense, interest income, debt extinguishment costs, investment gains (losses), other gains (losses), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility discussed below also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies.

(6)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands)
Net income (loss)	$8,525	$(40,269)	$(98,819)	$(108,064)	$(133,037)
Income tax expense	2,347	1,000	28	—	636
Interest income	(6,308)	(17,489)	(20,054)	(13,220)	(6,483)
Interest expense	77,545	91,285	98,238	120,219	113,954
Debt extinguishment costs	—	—	36,874	14,043	8,437
Other (income) loss	7,767	3,022	—	—	(710)
Depreciation, amortization and accretion	285,783	279,454	256,091	238,180	230,688
Non-cash stock-based compensation	23,357	22,000	13,665	—	—

Modified EBITDA	$399,016	$339,003	$286,023	$251,158	$213,485

(7)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

(8)	Our net interest coverage ratio represents our ability to cover our interest payments on our debt and capital lease obligations and is calculated by dividing net interest expense by Modified EBITDA.

(9)	Our leverage ratios represent our ability to cover our total debt and lease obligations. Our gross leverage ratio is calculated by dividing total debt and capital lease obligations by Modified EBITDA. Our net leverage ratio is calculated by dividing total debt and capital lease obligations less cash and cash equivalents and short-term investments by Modified EBITDA.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008, we began using tw telecom inc. as our name and tw telecom as our brand.

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

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of December 31, 2008, our fiber networks spanned approximately 26,800 route miles directly connecting approximately 9,400 buildings served directly by our metropolitan fiber facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have also continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet and VPN connections for customers, and have also selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

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

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type for each of the past five fiscal years is as follows:

	Revenue
	2008	2007	2006	2005	2004
Enterprise / End Users	73%	69%	62%	58%	53%
Carrier / ISP	24%	27%	33%	37%	41%
Intercarrier Compensation	3%	4%	5%	5%	6%

	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

•

Increasing revenue by focusing on service offerings that meet the sophisticated data needs of our customers, such as our Ethernet and IP business-to-business VPN services, Internet-based services, managed services and converged voice and data bundled services, and developing future service applications to enhance our customers’ voice and data networking ability;

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

Our annual revenue increased by 7% in 2008, 33% in 2007, 15% in 2006 and 9% in 2005, each as compared to the prior year, due to revenue growth from our enterprise customer base across all lines of business in each of those years as well as the contribution from our acquired Xspedius operations beginning in 2006. Although our revenue continued to grow for the year ended December 31, 2008, our growth rates were slowed by the impact of the economic downturn and we expect the economic downturn may continue to adversely affect our revenue growth.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 26 consecutive quarters through the three months ended December 31, 2008 primarily through sales of our data and Internet products such as Internet and Ethernet. Revenue from our enterprise customers represented 74% of our total revenue for the three months ended December 31, 2008 as compared to 73% and 69% for the years ended December 31, 2008 and 2007, respectively. We expect a growing percentage of our revenue will come from our enterprise customer base. Our expanded market footprint resulting from the acquired operations provides for new growth opportunities for us to extend our customer reach and product portfolio into new markets. While we continued to experience growth from this customer base in the year ended December 31, 2008, our enterprise revenue growth was impacted for the past several quarters by disconnects primarily from customers in our acquired customer base that buy less complex services, especially smaller customers, and mortgage related businesses. Revenue churn has increased since the end of 2007 and has caused downward pressure on revenue growth. We expect that higher revenue churn may continue as a result of the economic downturn.

We expect that the success of initiatives we have implemented to improve customer retention, the success of product offerings targeted at enterprise customers, our ability to compete for multi-location customers, the success of extending our product portfolio into our acquired markets, our extensive fiber network and our strong liquidity which provides us the ability to invest in the right opportunities to capture additional market share, will influence our future growth rates; however, we can not predict whether these initiatives or other factors will offset pressure to the enterprise customer base caused by the current economic conditions.

Carrier Customer Revenue

Revenue from carrier customers declined 3% for the year ended December 31, 2008 from the prior year. Carrier revenue, at 24% of total revenue for the year ended December 31, 2008, represented a smaller percentage of our total revenue than the prior year and continued to decline as a percentage of total revenue due to growth in revenue from enterprise customers, re-pricing of certain services in connection with contract renewals, and disconnections resulting from industry consolidations. We experienced quarterly declines in carrier revenue throughout 2008 and we expect continued disconnects from carriers and ISPs related to these and other factors.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% and 4% of our total revenue for the years ended December 31, 2008 and 2007, respectively, and continues to decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may fluctuate from quarter to quarter based on variations in minutes of use terminating on our network and the resolution of disputes. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation. Switched access revenue is compensation we receive from other carriers for the delivery of traffic between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Switched access rates are regulated by the FCC and state public utility commissions. During the year ended December 31, 2008, we experienced a decline of 9% from the year ended December 31, 2007 in switched access revenue as a result of regulatory and contractual rate reductions. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulation and judicial rulings.

Revenue and Customer Churn

Increasing consolidation in the telecommunications industry has occurred in recent years, and in some cases has reduced our revenue from the customers involved. If any of our other customers are acquired, merge or experience financial difficulties, we may lose a portion of their business, which could have a significant impact on our revenue. Consolidation could also result in other companies becoming more formidable competitors, which could result in pressure on our revenue growth. The consolidations of AT&T Inc. with SBC Communications Inc. and BellSouth Corp. over the past several years have resulted and may continue to result in the combined company buying less local transport service from us in their local service areas, including declining revenue from AT&T’s wireless unit (formerly Cingular Wireless) due to Cingular’s acquisition of AT&T Wireless in 2004 and Cingular’s acquisition by AT&T in 2006. These revenue impacts have been and may continue to be partially mitigated by revenue commitments in our agreement with AT&T. That agreement has been amended to extend the term through 2011, increase the total contract value and continue their revenue commitment over the remaining contract term, in exchange for inclusion of additional existing revenue sources to satisfy the commitment and increased flexibility for AT&T with respect to the timing of purchases and disconnections. The amendment could result in revenue declines from AT&T in any given contract year. However, due to the provisions of the agreement and other factors, including new purchases from other customers and segments, we do not expect that the impact of these consolidations will materially affect our total revenue through the end of 2011. Revenue from AT&T, including AT&T’s wireless unit, represented 6% and 8% of our total revenue for the years ended December 31, 2008 and 2007, respectively.

Monthly revenue loss from service disconnects averaged 1.2%, 1.1%, and 1.2% of monthly revenue in 2006, 2007 and 2008, respectively. Customer and service disconnects occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, the impact of the economic downturn, discontinuance of certain acquired products or price competition from other providers. We have experienced a concentration of churn from the acquired customer base that buys less complex services, especially smaller customers, as well as mortgage related businesses and carriers over the past year. We believe that some of the higher churn in 2008 may be the result of the economic downturn. We expect to continue to experience customer and service disconnects for these reasons and expect that higher revenue churn may continue due to the economic downturn.

Average monthly customer churn was 1.2% and 1.4% for 2007 and 2008, respectively. The majority of this churn, which we expect to continue, came from our smaller acquired customers that are below our desired service profile.

Pricing

In 2008, our revenue was impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on certain products such as integrated service bundles for small customers, high capacity Internet access, and inter-city and POP to POP dedicated services, especially during contract renewal intervals. We expect that this pricing pressure may continue and cannot predict whether other products will be impacted.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services we buy from them, should no longer be subject to regulation governing price and quality of service. If the special access services we buy from the ILECs were to be deregulated, the ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us.

We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. The FCC is reviewing its regulation of special access pricing in a pending proceeding. In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. The FCC has granted several of these petitions with the result that the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated. We and several of our competitors have appealed these FCC rulings. These FCC actions did not impact the availability of the tariffed TDM special access circuits that we use for access to buildings that are not connected to our network with our fiber. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the impact of that outcome on our business.

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T supplies us with special access and other services for end user access and transport with certain service level commitments through 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. After expiration of the agreement, AT&T’s ability to increase its special access prices is limited by FCC imposed conditions on its merger with BellSouth until 2010. We have agreements or tariffed term and volume plans with AT&T for the former BellSouth territory and with the other ILECs, which in some cases do not preclude prospective price increases. However, the ability of the ILECs to increase their special access prices is in some cases subject to regulatory constraints.

Other Financial Trends

Our acquisition of Xspedius resulted in lower consolidated margins as a result of higher operating costs, especially network costs, in relationship to revenue in the acquired business. Historically the acquired operations sold a higher proportion of services utilizing the facilities of other carriers than our previously existing operations, resulting in lower gross margins and Modified EBITDA margins (Modified EBITDA as a percentage of revenue) than we experienced prior to the acquisition. We have integrated the acquired operations with our operations and achieved synergies through cost reductions that have been reflected in expanding Modified EBITDA margins over the past seven quarters. Our Modified EBITDA margin, which declined to 29% following our acquisition of Xspedius, improved to our pre-acquisition margin of 35% for both the three months ended September 30, 2008 and December 31, 2008 reflecting revenue growth and cost synergies.

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flows in the normal course of business from customer and service disconnects, the timing of sales and installations, seasonality of sales and usage, customer disputes and dispute resolutions and repricing of services upon contract renewals. The current economic climate may magnify the impacts of these factors. However, we cannot predict the total impact on revenue, margins, and cash flows from these items or their timing.

We have undertaken several initiatives to increase revenue growth, margins and cash flows including revenue assurance and retention initiatives, cost reduction measures such as network grooming and pricing optimization intended to reduce as a percentage of revenue the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies, and network investment initiatives to reduce the cost of equipment to increase overall capital efficiency. If our revenue growth, margins and cash flows decline in the future, we cannot predict whether continued initiatives will be sufficient to maintain current financial performance.

Due to successful collection efforts aided by system enhancements, internal controls and our revenue recognition policies, our bad debt expense remained low at less than 1% of our total revenue for 2008. However, customers that have experienced financial difficulties, including mortgage related businesses and our smaller acquired customers, have impacted our bad debt expense. Bad debt expense increased to 1.3% for the three months ended December 31, 2008 compared to .8% for the three months ended December 31, 2007. We believe that bad debt expense could increase in 2009 as a result of customers’ financial difficulties related to the economic environment.

Name and Branding Change

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. on March 12, 2008. Our stockholders approved the name change by written consent on September 26, 2006. On July 1, 2008 we began using tw telecom inc. as our name and tw telecom as our brand. We have incurred approximately $3.0 million in branding expenses and $0.6 million in branding capital expenditures for the year ended December 31, 2008.

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

Goodwill

We perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets as required by Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Our goodwill and indefinite-lived intangible assets have grown significantly due to our acquisition of Xspedius and the related purchase price allocation. SFAS 142 requires goodwill to be assigned to a reporting unit and tested using a consistent measurement date, which for us is the fourth quarter of each year or more frequently if impairment indicators arise. For purposes of testing goodwill for impairment, our goodwill has been assigned to our one consolidated reporting unit. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the book value over the implied fair value. We determine fair value by performing internal valuation analyses using discounted cash flow, a widely accepted valuation technique. Considerable management judgment is necessary to estimate the fair value of assets using inputs such as discount rate and terminal value, among others; accordingly, actual results could vary significantly from estimates. Our 2008 assessment resulted in the determination that the book value of our reporting unit does not exceed its fair value. A hypothetical 20% reduction in our projected Modified EBITDA would not have resulted in an impairment as of December 31, 2008.

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

Our 2008 assessment resulted in the determination that the estimated future undiscounted cash flows for each region exceeded the carrying value of its long lived assets. If we were to change assumptions in such a way as to reduce the amount of future cash flows expected from any particular asset, in some cases we could be required to recognize asset impairment losses in our results of operations. A hypothetical 20% reduction in our projected Modified EBITDA for each region would not have resulted in an impairment as of December 31, 2008.

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

Management estimates and reserves for the risk associated with regulatory and other contingencies. These estimates are based on assumptions and other considerations including expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary. A 10% unfavorable or favorable change in the estimates used for such reserves would have resulted in approximately a $13.5 million decrease or $10.4 million increase, respectively, in net income for the year ended December 31, 2008.

Deferred Tax Accounting

We have a history of net operating losses (“NOLs”) for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At December 31, 2008, our net deferred tax asset after a valuation allowance of $320.5 million was $58.8 million.

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

At December 31, 2008, we had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion. These net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026. We have utilized NOLs to offset income tax obligations in each of the years ended December 31, 2008 and 2007. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders, exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, we adopted a stockholder rights plan on January 20, 2009 (see Note 13 to our consolidated financial statements and “Risk Factors – Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code and our Section 382 stockholder rights plan, which is intended to help preserve our NOLs may not be effective or may have unintended negative effects”).

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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of, among other things, an improvement in our collection activities and our overall receivables management, our allowance for doubtful accounts as a percentage of gross receivables has improved from 15% as of December 31, 2006 to 14% at December 31, 2007 and to 12% at December 31, 2008. A 10% change in the estimates used for our allowance for doubtful accounts would have resulted in less than a $1.0 million increase or decrease in net income for the year ended December 31, 2008.

Stock-Based Compensation

We apply the fair value method of accounting for stock-based compensation as outlined in Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 and Note 9 to the consolidated financial statements for a complete discussion of our stock-based compensation plans.

Investments

During the year ended December 31, 2008, we recognized a loss of $7.8 million on commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates resulting from impairment and upon liquidation of one of these securities. The carrying value of the remaining securities after recognition of the loss was $3.0 million at December 31, 2008. These investments are classified as long term investments in the consolidated balance sheets. The carrying value of these securities represents an estimate of the fair value of the investments based principally on data from financial advisors for the commercial paper holders. The valuation was based on a combination of (i) the present value of future principal and interest payments discounted at rates intended to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. At December 31, 2008, investments included in cash and cash equivalents were measured at fair value and comprised of U.S. treasury money market funds that were traded in an active market and for which prices are readily available.

Other Estimates

There are other accounting estimates reflected in our consolidated financial statements, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

We perform reviews to determine depreciable lives for our property, plant and equipment. During the first quarter of 2007, we evaluated the depreciable life used for fiber assets and determined that to better reflect the economic utilization of those fiber assets, the lives were extended from 15 years to 20 years, or the lease term, if shorter, for leased fiber assets. This change in estimate, effective as of January 1, 2007, was accounted for prospectively, in accordance with FASB Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income or reduced net loss by $19.2 million, or approximately $0.13 per share, for each of the years ended December 31, 2008 and December 31, 2007.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. The statement was effective beginning January 1, 2009. The provisions of SFAS 141(R) will impact us if we are party to a business combination after SFAS 141R is effective.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement was effective for us on January 1, 2009. We are currently evaluating the disclosure requirements of this statement.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.” FSP APB 14-1 requires certain convertible debt instruments to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the expected life of the convertible debt instrument. FSP APB 14-1 changes the accounting treatment for our Convertible Debentures and is effective for us on January 1, 2009 and requires retrospective application. Although FSP APB 14-1 will not impact our actual past or future cash flows, we expect the impact to our results of operations and to non-cash interest expense to be $16 million to $18 million in the year ended December 31, 2009 based on an estimated fair value of $253.3 million with the debt discount amortized over the expected seven year term of the debt. The following table illustrates the expected retrospective impact of FSP APB 14-1 to our statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands, except per share amounts)
As reported
Interest expense	$77,545	$91,285	$98,238

Net income (loss)	$8,525	$(40,269)	$(98,819)

Net income (loss) per share	$0.06	$(0.28)	$(0.80)

After retrospective application
Interest expense	$93,336	$105,837	$108,399

Net loss	$(7,266)	$(54,821)	$(108,980)

Net loss per share	$(0.05)	$(0.38)	$(0.88)

The following table illustrates the expected retrospective impact of FSP APB 14-1 to our consolidated balance sheet as of December 31, 2008:

December 31, 2008
(amounts in thousands)
As reported
Other assets, net of accumulated amortization	$19,648
Long-term debt and capital lease obligations	$1,365,596
Additional paid in capital	$1,647,626
Accumulated deficit	$(1,045,067)

After retrospective application
Other assets, net of accumulated amortization	$14,533
Long-term debt and capital lease obligations	$1,284,179
Additional paid in capital	$1,771,742
Accumulated deficit	$(1,085,571)

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2008		2007		2006
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1)(2):
Data and Internet services	$399,928	35%	$318,269	30%	$216,419	26%
Network services	387,339	33	393,569	36	355,996	44
Voice services	334,692	29	327,246	30	201,968	25
Intercarrier compensation	37,060	3	44,595	4	37,992	5

Total revenue	1,159,019	100	1,083,679	100	812,375	100

Costs and expenses (3):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (2)(4)	491,375	42	470,038	43	311,532	38
Selling, general, and administrative (4)	291,985	25	296,638	27	228,485	28
Depreciation, amortization, and accretion	285,783	25	279,454	25	256,091	32

Total costs and expenses	1,069,143	92	1,046,130	97	796,108	98

Operating income	89,876	8	37,549	3	16,267	2

Interest expense	(77,545)	(7)	(91,285)	(8)	(98,238)	(12)
Debt extinguishment costs	—	—	—	—	(36,874)	(4)
Interest income	6,308	1	17,489	2	20,054	2
Other income (loss), net	(7,767)	(1)	(3,022)	—	—	—

Income (loss) before income taxes	10,872	1	(39,269)	(4)	(98,791)	(12)
Income tax expense	2,347	—	1,000	—	28	—

Net income (loss)	$8,525	1%	$(40,269)	(4)%	$(98,819)	(12)%

Basic and diluted income (loss) per common share	$0.06		$(0.28)		$(0.80)

Weighted average shares outstanding, basic	147,251		144,956		124,078
Weighted average shares outstanding, diluted	148,756		144,956		124,078

Modified EBITDA (5)(6)	$399,016	34%	$339,003	31%	$286,023	35%
Net cash provided by operating activities	305,520		264,207		174,558
Net cash used in investing activities	(273,759)		(188,571)		(300,923)
Net cash (used in) provided by financing activities	(1,116)		24,342		137,084

(1)	Includes revenue resulting from transactions with affiliates of $13.1 million in 2006. See Note 7 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions. There was no revenue resulting from transactions with affiliates in 2007 or 2008.

(2)	We classify certain taxes and fees billed to customers and remitted to government authorities in revenue on a gross versus net basis. Beginning January 1, 2007, we added additional fees billed to customers and remitted to government authorities in our gross revenue. This has no impact on Modified EBITDA or net income (loss), but increased revenue and operating expenses by $17.0 million and $14.9 million for the years end December 31, 2008 and 2007, respectively. See Note 1 “Revenue” to our consolidated financial statements appearing elsewhere in the report for further discussion.

(3)	Includes expenses resulting from transactions with affiliates of $6.6 million in 2006. See Note 7 to our consolidated financial statements appearing elsewhere in this report for an explanation of these transactions. There were no expenses resulting from transactions with affiliates in 2007 or 2008.

(4)	Includes the following non-cash stock-based employee compensation:

	Years Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Operating	$3,758	$3,555	$2,075
Selling, general, and administrative	19,599	18,445	11,590

(5)	“Modified EBITDA” is defined as net income or loss before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other gains (losses), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net loss, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility discussed below also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting policies. The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Year Ended December 31,
	2008	2007	2006
	(amounts in thousands)
Net income (loss)	$8,525	$(40,269)	$(98,819)
Income tax expense	2,347	1,000	28
Other (income) loss	7,767	3,022	—
Interest income	(6,308)	(17,489)	(20,054)
Interest expense	77,545	91,285	98,238
Debt extinguishment costs	—	—	36,874
Depreciation, amortization and accretion	285,783	279,454	256,091
Non-cash stock-based compensation	23,357	22,000	13,665

Modified EBITDA	$399,016	$339,003	$286,023

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Total revenue increased $75.3 million, or 7%, to $1.2 billion for the year ended December 31, 2008 from $1.1 billion for the comparable period in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $81.7 million, or 26%, to $399.9 million for the year ended December 31, 2008 from $318.3 million for the comparable period in 2007. The increase in data and Internet services revenue primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services decreased $6.2 million, or 2%, to $387.3 million for the year ended December 31, 2008 from $393.6 million for the comparable period in 2007. The decrease in network services revenue was primarily from repricing of renewed customer contracts and disconnects primarily from carrier customers, including $8.7 million from one wireless customer, partially offset by new customer sales.

Voice services revenue increased $7.4 million, or 2%, to $334.7 million for the year ended December 31, 2008 from $327.2 million for the comparable period in 2007. The increase was predominately from growth in bundled and other local product sales, partially offset by customer disconnections in the acquired customer base and from mortgage related businesses. Usage based revenue included in voice services was 4.3% and 4.7% of our total revenue for the year ended December 31, 2008 and 2007, respectively.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $7.5 million, or 17%, to $37.1 million for the year ended December 31, 2008 from $44.6 million for the comparable period in 2007. The decrease was primarily due to rate reductions.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased $21.3 million, or 5%, to $491.4 million for the year ended December 31, 2008 from $470.0 million for the comparable period in 2007. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from revenue growth, an increase in employee expense resulting from increased average headcount and annual merit-based salary increases, additional costs to launch new product capabilities in 16 acquired markets and increased utility costs. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and network optimization. Operating expenses declined to 42% of total revenue for the year ended December 31, 2008 compared to 43% of total revenue for the same period in 2007, reflecting synergies from the integration of the acquired operations and scaling of our business. We continue our network grooming and cost optimization activities intended to reduce the overall costs paid to carriers as a percentage of total revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses decreased $4.7 million, or 2%, to $292.0 million for the year ended December 31, 2008 from $296.6 million for the comparable period in 2007. The decrease is primarily due to lower integration expenses, higher capitalized labor, cost containment initiatives, and integration synergies somewhat offset by an increase in branding expenses associated with our name change, bad debt expense and employee compensation expense as a result of increased average employee headcount, annual merit-based salary increases, and non-cash stock-based compensation. Selling, general, and administrative expenses declined to 25% of total revenue for the year ended December 31, 2008 as compared to 27% of total revenue for the comparable period in 2007 reflecting synergies from the integration of the acquired operations and scaling of our business.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $6.3 million, or 2%, to $285.8 million for the year ended December 31, 2008 from $279.5 million for the comparable period in 2007. The increase was primarily attributable to additions to property, plant and equipment made during 2007 and 2008. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated.

Interest Expense. Interest expense decreased $13.7 million, or 15%, to $77.5 million for the year ended December 31, 2008 from $91.3 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on the variable rate term loan B. We expect non-cash interest expense to increase $16 million to $18 million in the year ended December 31, 2009 as a result of the adoption of FSP APB 14-1. (See Note 1 to the consolidated financial statements for additional information).

Interest Income. Interest income decreased $11.2 million, or 64%, to $6.3 million for the year ended December 31, 2008 from $17.5 million for the comparable period in 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds heavily weighted in government securities.

Other Income (Loss). During the years ended December 31, 2008 and 2007, we recognized a $7.8 million and $7.3 million loss, respectively, resulting from an impairment of commercial paper investments that we hold past the maturity date and upon liquidation of one of those securities. See Note 3 to our consolidated financial statements. The loss of $7.3 million for the year ended December 31, 2007 was partially offset by a $4.3 million deferred gain on the sale of assets.

Income Taxes. Income tax expense was $2.3 million for the year ended December 31, 2008 compared to $1.0 million for the comparable period in 2007 for state income taxes. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2008, our valuation allowance was $320.5 million, which reduces our net deferred tax asset. As of December 31, 2008, net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Net Income (Loss) and Modified EBITDA. Net income was $8.5 million, or $0.06 per share, for the year ended December 31, 2008 compared to a net loss of $40.3 million, or $0.28 per share, for the comparable period in 2007. The change primarily resulted from increased revenue, decreased selling, general and administrative expenses, a reduction in net interest expense partially offset by an increase in operating and depreciation expenses and the other loss described above. Modified EBITDA increased $60.0 million to $399.0 million, or 34% of total revenue for the year ended December 31, 2008, from $339.0 million, or 31% of total revenue from the comparable period in 2007. The increase in Modified EBITDA and Modified EBITDA margin resulted from revenue growth and a lower rate of operating expense increases due to integration cost synergies and scaling of our business.

Modified EBITDA is defined as net income or loss before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other gains (losses), impairment charges, income tax expense or benefit, cumulative effect of change in accounting principle, and non-cash stock-based compensation. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating income or charges to earnings. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. See Note 5 to “Results of Operations” above for a reconciliation between net income (loss) and Modified EBITDA.

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

At December 31, 2008, we had $1.4 billion of total debt and $352.2 million of cash and cash equivalents compared to $1.4 billion of total debt and $321.5 million of cash and cash equivalents at December 31, 2007. Net debt (defined as total debt less cash and cash equivalents) decreased $35.5 million primarily due to cash provided by operating activities resulting from Modified EBITDA and lower interest payments somewhat offset by capital expenditures and a reduction in interest income.

Working capital, defined as current assets less current liabilities, was $181.7 million as of December 31, 2008, an increase of $50.3 million from December 31, 2007. Our working capital ratio, defined as current assets divided by current liabilities, was 1.66 as of December 31, 2008 as compared to 1.46 as of December 31, 2007.

Cash Flow Activity

Cash and cash equivalents were $352.2 million and $321.5 million as of December 31, 2008 and 2007, respectively. The change in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands)
Cash provided by operating activities	$305,520	$264,207	$174,558
Cash used in investing activities	(273,759)	(188,571)	(300,923)
Cash (used in) provided by financing activities	(1,116)	24,342	137,084

Increase in cash and cash equivalents	$30,645	$99,978	$10,719

Operations. Cash provided by operating activities was $305.5 million for the year ended December 31, 2008 compared to $264.2 million for the same period in 2007. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and lower interest payments as a result of lower average interest rates on the Term Loan somewhat offset by lower interest income and changes in working capital, primarily due to the timing of payments to vendors. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

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

Investing. Cash used in investing activities was $273.8 million in 2008 compared to $188.6 million for 2007. The change is primarily a result of a decrease in net proceeds from investments as we shifted investments from commercial paper to money market funds heavily weighted in government securities and increased capital expenditures. At December 31, 2008, investments included in cash and cash equivalents were comprised of U.S. treasury money market funds. Cash used for capital expenditures for the year ended December 31, 2008 was $274.5 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings, compared to $257.9 million for the year ended December 31, 2007. Capital expenditures for the integration and branding included in these amounts were $10.6 million and $30.1 million for the years ended December 31, 2008 and 2007.

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

Financing. Cash used in financing activities was $1.1 million for the year ended December 31, 2008, which consists of quarterly payments on the $600 million Term Loan and payments of capital lease obligations, somewhat offset by proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan.

Cash provided by financing activities was $24.3 million for the year ended December 31, 2007, primarily related to proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan, slightly offset by the quarterly payments on the $600 million Term Loan. Cash provided by financing activities was $137.1 million for the year ended December 31, 2006. Cash proceeds from the exercise of stock options and sales of common stock under our employee stock purchase plan were $46.4 million in 2006. Refinancing of debt resulted in net proceeds of $94.2 million, as described more fully below.

During 2006, we refinanced several of our debt instruments to improve our effective interest costs and to extend the nearest debt maturities. In 2006, our financing and refinancing activity consisted of:

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

•

a $600 million Term Loan due 2013, which was fully drawn in October 2006, to repay our outstanding $200 million term loan, to redeem in November 2006 our $240 million principal amount Second Priority Senior Secured Floating Rate Notes due February 2011 and partially finance the cash portion of the consideration for the Xspedius acquisition, and

•

a $100 million revolving credit facility (“Revolver”) due October 2011, which remains undrawn and replaced our then existing revolver. On January 14, 2009, we amended our Revolver to terminate $20 million of the undrawn Revolver because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the remaining banks under the presently undrawn revolving credit facility will be $80 million.

As of December 31, 2008, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014 (“2014 Notes), $373.8 million principal amount of 2 3/8% Convertible Debentures, and $588 million under our Term Loan. We also have access to the undrawn $80 million Revolver. The interest on the Term Loan is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, of which 2.0% was in effect at December 31, 2008. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% per annum on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. Based on the weighted average effective interest rate of 3.99% in effect at December 31, 2008, aggregate annual interest payments on $588 million of borrowings outstanding under the Term Loan, including the impact of the interest rate swaps in effect at December 31, 2008, would be $23.5 million. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively. Significant terms of our outstanding indebtedness are detailed in Note 5 to our consolidated financial statements.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or repurchase our outstanding 2014 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding 2014 Notes or Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan or the Indenture for the 2014 Notes, we currently may repurchase a portion of our 2014 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests and do not use the Revolver proceeds for this purpose. In addition, in order to reduce dilution, we may consider repurchasing shares of our common stock in a public or private transaction. Our Revolver would permit a repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents and meet certain other conditions. This test under the Revolver is more restrictive than our other debt agreements. We could also prepay our Term Loan in whole or in part. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of December 31, 2008. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	The interests of TWTH in these entities are pledged to secure the Revolver and the Term Loan.
b	The assets and limited liability company interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.
c	These entities were former Xspedius local limited liability companies (LLCs) that have changed their names to names that include “tw telecom.” Certain of the former Xspedius local LLCs that operate in the same states as existing tw telecom state limited partnerships (LPs) and LLCs were consolidated with the tw telecom local entities through subsidiary mergers.

Capital Expenditures and Requirements

Our total capital expenditures were $276.9 million for the year ended December 31, 2008 compared to $259.5 million for the same period in 2007. We incurred capital expenditures to develop and expand our network, products and systems and spent $10.6 million in connection with the integration of the acquired operations and our name and branding change. Success based spending consists of short-to-medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. The increase in capital expenditures year over year was primarily due to increased success based capital investments, including the expansion of our collocation facilities in local markets, national IP backbone, regional fiber networks as well as other IT investments to increase efficiencies and enhance our disaster recovery capabilities partially offset by a reduction in integration capital expenditures. Approximately 84% and 88% of capital expenditures, other than capital expenditures for integration and branding, were short-to-medium term success based for the years ended December 31, 2008 and 2007, respectively. For 2009, we expect capital expenditures of approximately $250 million to $275 million, which we expect will primarily be success based. We expect that the amount we must spend to replace older network components, especially electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to economic conditions.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under the Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of December 31, 2008, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $352.2 million in cash and cash equivalents and an undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. Due to current capital market and credit conditions we may be unable to obtain such financing on acceptable terms or at all.

Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. Although we presently meet all of the conditions for making draws under the Revolver, factors beyond our control could cause us to fail to meet these conditions in the future.

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

The Revolver and Term Loan limit our ability to declare dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of voting control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. If we are in default under any of the covenants, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. The current tightening of the credit markets may make such modifications more difficult and costly to obtain than in the past. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all, especially in the current credit environment where traditional sources of financing may not be as readily available to us as in the past. Other risks, such as the risk of a rating downgrade could further impact our potential access to financing sources.

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

Our cash and cash equivalents are held in financial institutions and money market mutual funds. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash and cash equivalent investments as market conditions change.

Commitments. The following table summarizes our long-term commitments as of December 31, 2008, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations.

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$600 million Term Loan B due 2013	$588,000	$6,000	$6,000	$6,000	$6,000	$564,000	$—
$400 million 9 1/4% Senior Notes due 2014	400,000	—	—	—	—	—	400,000
$373.8 million 2.375% Convertible Senior Debentures due 2026 (1)	373,750	—	—	—	—	373,750	—

Total principal payments	$1,361,750	$6,000	$6,000	$6,000	$6,000	$937,750	$400,000
Interest payments on long-term debt (2)	325,862	69,369	67,381	66,008	63,269	41,438	18,397
Capital lease obligations including interest (3)	16,857	2,171	1,809	1,460	1,468	1,476	8,473
Operating lease obligations	272,274	44,191	40,421	37,266	34,323	29,954	86,119
Fixed maintenance obligations	50,616	2,978	2,978	2,978	2,978	2,978	35,726
Purchase obligations
Purchase orders (4)	32,558	32,558	—	—	—	—	—
Network costs (5)	172,535	51,715	49,913	34,180	22,060	7,452	7,215

Total	$2,232,452	$208,982	$168,502	$147,892	$130,098	$1,021,048	$555,930

(1)	Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2026; therefore the repayment obligation is presented in full at the earliest maturity date.

(2)	Interest payments on the Term Loan are calculated using the rate in effect as of December 31, 2008, including interest rate swap agreements.
(3)	Includes amounts representing interest of $6.1 million.
(4)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.
(5)	Includes services purchased from other carriers to transport a portion of our traffic to the end user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require us to maintain certain commitment levels to obtain favorable pricing. Some services may be purchased under contracts that are subject to contract termination costs, or penalties, if services are disconnected before the end of the term.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents. Based on our cash and cash equivalents of $352.2 million at December 31, 2008, a one-percent change in the interest rate would change the annual interest earned by $3.5 million. At December 31, 2008, investments included in cash and cash equivalents were comprised of U.S. treasury money market funds. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash and cash equivalent investments as market conditions change.

We recognized impairment losses of $7.8 million in the year ended December 31, 2008 on commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates. The carrying value of the remaining securities as of December 31, 2008 was $3.0 million. These securities are classified as long-term investments in the December 31, 2008 consolidated balance sheet.

We have fixed and variable rate debt. Our exposure with respect to variable rate debt is from changes in the Eurodollar rate, as interest on the Term Loan varies based on a specified Eurodollar rate. We have entered into interest rate swap agreements to mitigate interest fluctuations on our variable rate Term Loan. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. We had variable-rate debt instruments representing approximately 28% and 43% of our total debt at December 31, 2008 and 2007, respectively. Based on the $588 million outstanding balance and the interest rate swaps in effect as of December 31, 2008, a one-percent change in the applicable rate would change the annual amount of interest paid by $3.9 million.

At December 31, 2008, the fair values of our fixed rate 9 1/4% Senior Notes due 2014 and our 2 3/8% Convertible Debentures due 2026 were approximately $327 million and $243 million, respectively, as compared to carrying values of $400 million and $373.8 million, respectively, each on the same date. These notes have not been listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page 62.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, to provide reasonable assurance that the objectives of the control system are met. Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of tw telecom inc.

We have audited tw telecom inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). tw telecom inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, tw telecom, inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of tw telecom inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” and the information with respect to executive officers, material changes to procedures by which security holders may recommend nominees to the board of directors and audit committee and financial experts required by this Item will appear in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2009 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. These portions of the Proxy Statement are incorporated by reference.

Code of Ethics

We have adopted a Code of Ethics for directors and officers (including our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer) which is available at our website at www.twtelecom.com under “Investors.” Stockholders may request a free copy of the Code of Ethics from:

tw telecom inc.

Attn: Investor Relations

10475 Park Meadows Drive

Littleton, CO 80124

Item 11.	Executive Compensation

The information required by this item will appear in our Proxy Statement under the heading “Executive Compensation”. This portion of our Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will appear under the headings “tw telecom Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding our principal auditor fees and services will appear under “Proposal 2: Ratification of Appointment of Independent Auditors” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference.

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

(a) (1), (2) The Financial Statements and Schedule II—Valuation and Qualifying Accounts listed on the index on page 62 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3) Exhibits: The Exhibit Index at the end of this report lists the exhibits filed with this report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

tw telecom inc.

By:	/s/ MARK A. PETERS
Mark A. Peters
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President, and Chief Executive Officer	February 24, 2009

(ii) Principal Financial Officer

/s/ MARK A. PETERS Mark A. Peters	Executive Vice President and Chief Financial Officer	February 24, 2009

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Senior Vice President, Accounting and Finance and Chief Accounting Officer	February 24, 2009

(iv) Directors

/s/ GREGORY J. ATTORRI Gregory J. Attorri	Director	February 24, 2009

/s/ SPENCER B. HAYS Spencer B. Hays	Director	February 24, 2009

/s/ LARISSA L. HERDA Larissa L. Herda	Director	February 24, 2009

/s/ KEVIN W. MOONEY Kevin W. Mooney	Director	February 24, 2009

/s/ KIRBY G. PICKLE Kirby G. Pickle	Director	February 24, 2009

/s/ ROSCOE C. YOUNG, II Roscoe C. Young, II	Director	February 24, 2009

tw telecom inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of tw telecom inc.:

We have audited the accompanying consolidated balance sheets of tw telecom inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed on the index at page 62. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), tw telecom inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2009

tw telecom inc.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$352,176	$321,531
Receivables, less allowances of $11,271 and $12,018, respectively	82,391	75,976
Prepaid expenses and other current assets	10,375	13,461
Deferred income taxes	10,475	8,703

Total current assets	455,417	419,671

Long-term investments	2,990	14,456
Property, plant and equipment	3,266,868	3,022,752
Less accumulated depreciation	(1,959,958)	(1,727,852)

	1,306,910	1,294,900

Deferred income taxes	48,275	50,047
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	41,071	51,002
Other assets, net of accumulated amortization	19,648	21,948

Total assets	$2,287,005	$2,264,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,113	$46,972
Deferred revenue	30,419	26,015
Accrued taxes, franchise and other fees	64,270	73,130
Accrued interest	17,386	16,707
Accrued payroll and benefits	38,245	36,560
Accrued carrier costs	36,981	50,898
Current portion debt and capital lease obligations	7,221	7,337
Other current liabilities	26,115	30,647

Total current liabilities	273,750	288,266

Long-term debt and capital lease obligations	1,365,596	1,370,318
Long-term deferred revenue	17,734	19,672
Other long-term liabilities	33,035	20,237
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 147,774,297 and 146,542,435 shares issued and outstanding, respectively	1,478	1,465
Additional paid-in capital	1,647,626	1,618,352
Accumulated other comprehensive income	(7,147)	—
Accumulated deficit	(1,045,067)	(1,053,592)

Total stockholders’ equity	596,890	566,225

Total liabilities and stockholders’ equity	$2,287,005	$2,264,718

See accompanying notes to the consolidated financial statements tw telecom inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(amounts in thousands, except per share amounts)
Revenue (a):
Data and Internet services	$399,928	$318,269	$216,419
Network services	387,339	393,569	355,996
Voice services	334,692	327,246	201,968
Intercarrier compensation	37,060	44,595	37,992

Total revenue	1,159,019	1,083,679	812,375

Costs and expenses (a)(b):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	491,375	470,038	311,532
Selling, general and administrative	291,985	296,638	228,485
Depreciation, amortization, and accretion	285,783	279,454	256,091

Total costs and expenses	1,069,143	1,046,130	796,108

Operating income	89,876	37,549	16,267

Interest expense	(77,545)	(91,285)	(98,238)
Debt extinguishment costs	—	—	(36,874)
Interest income	6,308	17,489	20,054
Other loss, net	(7,767)	(3,022)	—

Income (loss) before income taxes	10,872	(39,269)	(98,791)
Income tax expense	2,347	1,000	28

Net income (loss)	$8,525	$(40,269)	$(98,819)

Net income (loss) per common share, basic and diluted	$0.06	$(0.28)	$(0.80)

Weighted average shares outstanding, basic	147,251	144,956	124,078

Weighted average shares outstanding, diluted	148,756	144,956	124,078

(a) Includes revenue and expenses resulting from transactions with affiliates (note 7):
Revenue	$—	$—	$13,109

Operating	$—	$—	$5,189

Selling, general and administrative	$—	$—	$1,394

(b) Includes non-cash stock-based employee compensation expense (note 1):

Operating	$3,758	$3,555	$2,075

Selling, general and administrative	$19,599	$18,445	$11,590

See accompanying notes to the consolidated financial statements tw telecom inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,525	$(40,269)	$(98,819)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	285,783	279,454	256,091
Investment impairment	7,767	7,347	—
Amortization of deferred debt issue costs and other	3,789	(2,016)	3,289
Loss on debt extinuguishment	—	—	36,874
Stock based compensation	23,357	22,000	13,665
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	(3,404)	(338)	(18,161)
Accounts payable	(1,853)	137	571
Accrued interest	605	(171)	(18,207)
Accrued payroll and benefits	1,685	3,903	(3,236)
Other liabilities	(20,734)	(5,857)	2,491

Net cash provided by operating activities	305,520	264,190	174,558

Cash flows from investing activities:
Capital expenditures	(274,519)	(257,905)	(192,269)
Acquisitions, net of cash acquired	—	2,580	(212,416)
Purchases of investments	—	(166,973)	(425,671)
Proceeds from maturities of investments	3,699	235,932	528,201
Proceeds from sale of assets and other investing activities	(2,939)	(2,205)	1,232

Net cash used in investing activities	(273,759)	(188,571)	(300,923)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	5,930	31,846	46,404
Retirement of debt obligations	—	—	(863,552)
Net (costs) proceeds from issuance of debt	—	(850)	957,800
Payment of debt and capital lease obligations	(7,046)	(6,654)	(3,568)

Net cash (used in) provided by financing activities	(1,116)	24,342	137,084
Increase in cash and cash equivalents	30,645	99,961	10,719
Cash and cash equivalents at beginning of year	321,531	221,553	210,834
Cash and cash equivalents at end of year	$352,176	$321,514	$221,553

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,006	$91,631	$115,604

Cash paid for debt extinguishment costs	$—	$—	$25,052

Cash paid for income taxes	$2,072	$—	$—

Addition of capital lease obligation	$2,338	$1,622	$410

Shares issued in merger with Xspedius Communications, LLC	$—	$—	$326,884

See accompanying notes to the consolidated financial statements tw telecom inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended December 31, 2008, 2007, and 2006

	Common Stock				Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity

	Class A		Class B
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2006	51,445	$514	65,937	$659	$1,177,845	$—	$(914,504)	$264,514
Net loss and comprehensive loss	—	—	—	—	—	—	(98,819)	(98,819)
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	7,127	72	—	—	46,332	—	—	46,404
Shares issued in connection with secondary offering	65,854	658	(65,854)	(658)	—	—	—	—
Conversion of Class B shares to Class A shares	83	1	(83)	(1)	—	—	—	—
Shares issued in merger with Xspedius Communications, LLC	18,249	182	—	—	326,702	—	—	326,884
Stock-based compensation	57	1	—	—	13,664	—	—	13,665

Balance at December 31, 2006	142,815	1,428	—	—	1,564,543	—	(1,013,323)	552,648
Net loss and comprehensive loss	—	—	—	—	—	—	(40,269)	(40,269)
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	3,536	35	—	—	31,811	—	—	31,846
Shares issued for cash in connection with the employee stock purchase plan			—	—		—	—	—
Shares issued in connection with secondary offering			—	—	—	—	—	—
Stock-based compensation	191	2	—	—	21,998	—	—	22,000

Balance at December 31, 2007	146,542	1,465	—	—	1,618,352	—	(1,053,592)	566,225
Net income	—	—	—	—	—	—	8,525	8,525
Unrealized loss on hedging activities, net of tax	—	—	—	—	—	(7,147)	—	(7,147)

Total comprehensive income	—	—	—	—	—	—	—	1,378
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	725	7	—	—	5,923	—	—	5,930
Stock-based compensation	507	6	—	—	23,351	—	—	23,357

Balance at December 31, 2008	147,774	$1,478	—	$—	$1,647,626	$(7,147)	$(1,045,067)	$596,890

See accompanying notes to the consolidated financial statements tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

tw telecom inc. (the “Company”), a Delaware corporation, is a leading national provider of managed network services specializing in Ethernet and data networking, Internet access, local and long distance voice, VPN, VoIP and network security services, to enterprise organizations and communications services companies throughout the United States.

From the Company’s formation until September 26, 2006, the Company had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share. Each share of Class B common stock was convertible, at the option of the holder, into one share of Class A common stock. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc. (“Time Warner”), Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation (“Advance/Newhouse”) (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders completed underwritten offerings of 22,310,000 shares and 43,544,158 shares, respectively, of Class A common stock of the Company, which were converted from shares of Class B common stock to shares of Class A common stock immediately prior to the offerings. In connection with the closing of the September 26, 2006 offering, Advance/Newhouse converted all of its remaining shares of Class B common stock that were not sold in the offering to shares of Class A common stock. As a result, the Company has not had shares of Class B common stock outstanding since September 26, 2006. In June 2007, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, which eliminated references to Class A and Class B common stock. As a result, no shares of Class B common stock were authorized as of December 31, 2008 and 2007.

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

Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2008 presentation.

Change in Accounting Estimate

During the first quarter of 2007, the Company evaluated the depreciable life used for fiber assets and determined that to better reflect the economic utilization of those fiber assets, the lives were extended from 15 years to 20 years, or the lease term, if shorter, for leased fiber assets. This change in estimate, effective as of January 1, 2007, was accounted for prospectively, in accordance with Financial Accounting Standards Board tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. This change lowered depreciation expense and increased net income or reduced net loss by $19.2 million, or approximately $0.13 per share, for each of the years ended December 31, 2008 and 2007.

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

Cash Equivalents and Investments

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

At December 31, 2008 and 2007, investments included in cash and cash equivalents of $351.7 million and $320.9 million, respectively, were comprised of money market funds, and long term investments of $3.0 million and $14.5 million, respectively, were comprised of commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates. See Note 3 for more information on the Company’s investments.

At December 31, 2008 and 2007, the Company had restricted funds held at financial institutions of $3.3 million and $5.5 million, respectively. These amounts were included in other current assets and are restricted because they primarily secure outstanding insurance bonds.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by evaluation of certain factors, including ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $11.3 million, or 12% of gross receivables at December 31, 2008, and $12.0 million, or 14% of gross receivables at December 31, 2007.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost except for assets acquired through acquisition of businesses which are recorded at fair value. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $60.3 million, $52.0 million, and $39.8 million for 2008, 2007, and 2006, respectively. Capitalized interest was $2.9 million, $2.4 million, and $2.4 million for tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008, 2007, and 2006, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets that are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $0.4 million, $0.9 million and $1.7 million in 2008, 2007, and 2006, respectively.

The Company licenses the right to use fiber optic capacity in 23 of its markets from either Time Warner Cable, Comcast Corporation (as successor to Time Warner Cable in three of those markets) or an affiliate of Bright House Networks, LLC. The Company pays its allocable share of the cost of fiber and construction incurred by Time Warner Cable, Comcast Corporation and the Bright House Networks, LLC affiliate on routes where the parties are in joint construction. See Note 7 for additional information.

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-20 years or lease term, if shorter
Communications network equipment	5-15 years
Vehicles and other equipment	3-10 years
Fiber and right to use	20 years or lease term, if shorter

Depreciation expense was $274.3 million, $267.6 million, and $252.7 million in 2008, 2007, and 2006, respectively. Property, plant, and equipment consists of:

	December 31,
	2008	2007
	(amounts in thousands)
Communications network equipment	$2,180,636	$1,986,801
Fiber and right to use	842,184	792,958
Vehicles and other equipment	178,051	177,742
Land, buildings and improvements	65,997	65,251

	3,266,868	3,022,752
Less accumulated depreciation	(1,959,958)	(1,727,852)

Total	$1,306,910	$1,294,900

Income Taxes

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities and the amounts used for tax purposes. The impact of a tax position is recognized in the financial statements if that position is more likely than not of being sustained on audit, based on technical merits of the position. The Company does not record a valuation allowance against net deferred tax assets when it is more likely than not the net deferred tax asset will be realized.

Goodwill

The Company performs impairment tests at least annually on all goodwill and indefinite-lived intangible assets as required by FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be assigned to a reporting unit and tested using a consistent measurement date, which for the Company is the fourth quarter of each year or more frequently if impairment indicators arise. For purposes of testing goodwill for impairment, our goodwill has been assigned to our one consolidated reporting unit. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the book value over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. The Company has completed annual goodwill impairment tests which did not result in an impairment charge in 2008, 2007, or 2006.

Other Assets

Other assets primarily include deferred debt issuance costs which are amortized to interest expense over the life of their respective debt agreements.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets whenever current events or circumstances indicate the carrying amounts may not be recoverable. An impairment is required when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets and the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell. The Company’s asset impairment tests did not result in an impairment charge in 2008, 2007 or 2006.

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

The Company’s asset retirement obligations were $18.7 million and $17.2 million as of December 31, 2008 and 2007, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheets. The increase was primarily due to the accretion of the liability.

Derivative Financial Instruments

The Company utilizes derivative financial instruments, specifically interest rate swap agreements, to mitigate interest rate risk. These instruments have been executed with financial institutions deemed creditworthy and the Company monitors its exposure to these counterparties. The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). All derivatives are recognized in the Company’s consolidated balance sheets at fair value.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivative instruments have been designated as cash flow hedges. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, the Company records any changes in the fair value of the derivative instrument in accumulated other comprehensive loss on the consolidated balance sheets. Any changes in the fair value of the derivative instrument arising from ineffectiveness of the cash flow hedging relationship is recorded immediately in other income (expense) in the consolidated statements of operations. The Company performs a quarterly assessment to determine whether each derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument.

Regulatory and Other Contingencies

The Company is subject to significant government regulation, some of which is uncertain due to legal challenges of existing rules. Such regulation is subject to different interpretations, inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other carrier contingencies. These estimates are based on assumptions and other considerations including studies of traffic patterns, expectations regarding regulatory rulings, historic experience and ongoing negotiations. The Company evaluates these reserves on an ongoing basis and makes adjustments as necessary.

Revenue

The Company’s revenue is derived primarily from business communications services. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metro and wide area Ethernet, virtual private network solutions. Network services transmit voice, data and images as well as enable transmission for storage using state-of-the-art fiber optics. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services, and VoIP. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

The Company’s customers are principally enterprise organizations from a wide variety of business segments including, among others, the distribution, health care, finance, and manufacturing industries, state, local and federal government entities as well as long distance carriers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the FASB’s Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. Beginning January 1, 2007 with the adoption of EITF Issue 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), the Company added additional fees billed to customers and remitted to government authorities in its classification of gross versus net, which resulted in an increase to revenue and expense of $17.0 million and $14.9 million in the consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively. Prior periods were not reclassified as the effect would not be material. The total amount classified as revenue associated with such fees was approximately $36.9 million, $31.9 million and $13.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, including the additional fees described above.

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

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance carriers. The Company’s top 10 customers accounted for an aggregate of 23%, 26%, and 31% of the Company’s total revenue for the years ended December 31, 2008, 2007, and 2006, respectively. No customer accounted for 10% or more of total revenue in 2008 and 2007. In 2006, revenue from AT&T Inc. and affiliates as of December 31, 2006 represented 11% of the Company’s revenue.

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase shares of the Company’s common stock, restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures which were excluded from the computation because their inclusion would be anti-dilutive totaled 30.7 million, 33.2 million and 34.8 million shares at December 31, 2008, 2007, and 2006, respectively. The following table provides the calculation of basic and diluted EPS:

	Year ended December 31,
	2008	2007	2006
	(amounts in thousands, except per share amounts)
Net income (loss) as reported	$8,525	$(40,269)	$(98,819)

Basic weighted average shares outstanding	147,251	144,956	124,078
Dilutive effect of stock options outstanding	1,186	—	—
Dilutive effect of unvested restricted stock awards and units	319	—	—

Diluted weighted average shares	148,756	144,956	124,078

Earnings (loss) per share—basic and diluted	$0.06	$(0.28)	$(0.80)

Stock-Based Compensation

The Company applies the provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the years ended December 31, 2008, 2007 and 2006, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options vesting period which is equivalent to the requisite service period.

Expected volatilities are based on historical volatility of the Company’s common stock over a period generally commensurate with the expected term of the option. The risk-free rate for stock options granted during the period is determined by using the U.S. Treasury rate for the nearest period that coincides with the expected term. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on historical data.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. The statement was effective beginning January 1, 2009. The provisions of SFAS 141(R) will impact the Company if it is party to a business combination after SFAS 141R is effective.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement was tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for the Company on January 1, 2009. The Company is currently evaluating the disclosure requirements of this statement.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.” FSP APB 14-1 requires certain convertible debt instruments to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the expected life of the convertible debt instrument. FSP APB 14-1 changes the accounting treatment for the Company’s convertible debentures (see Note 5 for a description) and is effective for the Company on January 1, 2009 and requires retrospective application. Although FSP APB 14-1 will not impact the Company’s actual past or future cash flows, the Company expects the impact to its results of operations and to non-cash interest expense to be $16 million to $18 million in the year ended December 31, 2009 based on an estimated fair value of $253.3 million with the debt discount amortized over the expected seven year term of the debt. The following table illustrates the expected retrospective impact of FSP APB 14-1 to the statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands, except per share amounts)
As reported
Interest expense	$77,545	$91,285	$98,238

Net income (loss)	$8,525	$(40,269)	$(98,819)

Net income (loss) per share	$0.06	$(0.28)	$(0.80)

After retrospective application
Interest expense	$93,336	$105,837	$108,399

Net loss	$(7,266)	$(54,821)	$(108,980)

Net loss per share	$(0.05)	$(0.38)	$(0.88)

The following table illustrates the expected retrospective impact of FSP APB 14-1 to the consolidated balance sheet as of December 31, 2008:

December 31, 2008
(amounts in thousands)
As reported
Other assets, net of accumulated amortization	$19,648
Long-term debt and capital lease obligations	$1,365,596
Additional paid in capital	$1,647,626
Accumulated deficit	$(1,045,067)

After retrospective application
Other assets, net of accumulated amortization	$14,533
Long-term debt and capital lease obligations	$1,284,179
Additional paid in capital	$1,771,742
Accumulated deficit	$(1,085,571)

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Xspedius was a facilities-based provider of integrated telecommunications services to carriers and small and medium-sized businesses primarily in the southern United States. Xspedius offered a suite of services, including local and long distance voice, data and dedicated Internet access. The acquisition extended the Company’s footprint into 31 additional markets, provided the Company with additional fiber in 12 markets where it already operated and provided the opportunity for the Company to offer its advanced services in additional markets over Xspedius’ fiber networks.

The acquisition was accounted for using the purchase method in accordance with FASB SFAS No. 141, Business Combinations (“SFAS 141”). The results of operations attributable to Xspedius are included in the consolidated financial statements from the date of acquisition.

Pro Forma Information

The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2006 assume that the acquisition occurred as of January 1, 2006:

Year ended December 31, 2006
(amounts in thousands, except per share amounts)
Revenue	$1,003,435
Net loss	$(133,465)
Net loss per share, basic and diluted	$(0.96)

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

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings related to full network optimization and the redundant effect of selling, general and administrative expenses. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2006, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments

Investments are summarized as follows:

	December 31,
	2008	2007
	(amounts in thousands)
Cash equivalents:
Shares of money market mutual funds	$351,684	$320,852

Total cash equivalents	351,684	320,852
Long term investments	2,990	14,456

Total cash equivalents and investments	$354,674	$335,308

During the years ended December 31, 2008 and 2007, the Company recognized impairment losses of $7.8 million and $7.3 million, respectively, on commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates. The carrying values of these securities after recognition of the losses are $3.0 million and $14.5 million at December 31, 2008 and 2007, respectively and are classified as long term investments in the December 31, 2008 and 2007 consolidated balance sheets. The carrying value was estimated based on data from financial advisors to fiduciaries for the commercial paper holders (see Note 6 for additional information on the valuation of these investments).

4. Intangible Assets

Goodwill

The Company had goodwill of $412.7 million at both December 31, 2008 and 2007.

Definite Life Intangibles

Definite life intangibles consist primarily of customer relationships that were acquired as a result of the Company’s acquisition of Xspedius. Definite life intangible assets are being amortized using methods of amortization that correlate to the pattern in which the economic benefits are expected to be realized. Customer relationships are amortized using the sum of the years digits method over an estimated life of 10 years. Other intangible assets, primarily intangible assets acquired as a result of the Company’s acquisition of Xspedius, are being amortized on a straight-line basis using expected lives of 10 years. Definite life intangible assets subject to amortization were as follows:

	December 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(amounts in thousands)
Customer relationships	$59,086	$(21,844)	$37,242	$59,086	$(12,354)	$46,732
Other	6,363	(2,534)	3,829	6,363	(2,093)	4,270

	$65,449	$(24,378)	$41,071	$65,449	$(14,447)	$51,002

Intangible asset amortization expense was $9.9 million, $10.4 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense related to intangible assets recorded as of December 31, 2008, for each of the five succeeding years is estimated to be the following for the years ended December 31, 2009 – $8.9 million; 2010 – $7.8 million; 2011 – $6.7 million; 2012 – $5.6 million; and 2013 – $4.6 million.

5. Long-Term Debt

	December 31,
	2008	2007
	(amounts in thousands)
Term Loan B due 2013	$588,000	$594,000
9 1/4% Senior Notes due 2014	400,000	400,000
2.375% Convertible Senior Debentures due 2026	373,750	373,750

Total debt	1,361,750	1,367,750
Unamortized premium	285	340
Current portion	(6,000)	(6,000)

Total long-term debt	$1,356,035	$1,362,090

The schedule of principal payments on long-term debt as of December 31, 2008 is as follows (amounts in thousands):

2009	$6,000
2010	6,000
2011	6,000
2012	6,000
2013	937,750
Thereafter	400,000

Total payments	$1,361,750

As of December 31, 2008, the Company’s wholly owned subsidiary, tw telecom holdings inc. (“Holdings”), had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and Holdings’ subsidiaries. The 2014 Notes are callable as of February 15, 2009, 2010, 2011 and 2012 at 104.625%, 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $37.9 million, for each of the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the fair market value of the $400 million of 2014 Notes was approximately $327 million. The 2014 Notes have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company had outstanding $373.8 million principal amount 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016 or April 1, 2026 at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Interest expense, including amortization of deferred debt issuance costs, was $9.4 million, $9.4 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, none of the holders has converted any Convertible Debentures into common stock. At December 31, 2008, the fair market value of the $373.8 million of the Convertible Debentures was approximately $243 million. The Convertible Debentures have not been listed on any securities exchange or inter-dealer automated quotation system, and the estimated market value is based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

As of December 31, 2008, Holdings had a $700 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and an undrawn $100 million revolving credit facility (the “Revolver”) maturing in October 2011. On January 14, 2009, Holdings amended its Revolver to terminate $20 million of the undrawn Revolver because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the presently undrawn Revolver are $80 million. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, of which 2.0% was in effect at December 31, 2008. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate and interest rate swaps (discussed below) in effect at December 31, 2008, the weighted average effective interest rate was 3.99%. Interest expense, including amortization of deferred debt issuance costs, the effect of interest rate swap agreements and commitment fees, was $30.9 million, $44.8 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $637,000, $636,000 and $153,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The credit agreement for the Term Loan contains similar restrictions to those contained in the indenture for the 2014 Notes. The Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company and its subsidiaries must comply with if it draws on the Revolver.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company and Holdings were in compliance with all of their covenants under the 2014 Notes, Term Loan and Revolver.

Interest Rate Swaps

The variable rate Term Loan exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest fluctuations on the Term Loan, the Company has entered into interest rate swap agreements. On April 30, 2008, Holdings entered into a two year interest rate swap agreement that effectively converts a portion of its floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The interest rate swap has a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of the $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, Holdings entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of its $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million.

The fair value of the interest rate swap agreements was $7.1 million and is included as a component of other long-term liabilities in the consolidated balance sheet as of December 31, 2008. The Company has designated the interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. During the year ended December 31, 2008, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

6. Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets that are measured at fair value on a recurring basis consist of the Company’s investment in money market mutual funds that are traded in an active market with sufficient volume and frequency of transactions and are included as a component of cash and cash equivalents in the consolidated balance sheets.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreements priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings and are included as a component of other long-term liabilities in the consolidated balance sheet.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the consolidated balance sheets. The carrying value of the investments as of December 31, 2008 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. Actual values and amounts the Company receives from these investments could differ from those estimates.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Money market mutual funds	$351,684	$—	$—	$351,684
Long-term investments	—	—	2,990	2,990

Total assets	$351,684	$—	$2,990	$354,674

Liabilities
Interest rate swap agreements	$—	$7,147		$7,147

Total liabilities	$—	$7,147	$—	$7,147

The following table presents the changes in the Company’s assts measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008:

Long-term Investments
(amounts in thousands)
Balance at December 31, 2007	$14,456
Total realized/unrealized losses included in other income (loss), net	(7,767)
Cash received on settlements	(3,699)

Balance at December 31, 2008	$2,990

7. Transactions with Former Related Parties

As a result of the secondary offering completed on September 26, 2006, the former Class B Stockholders are no longer related parties. In the normal course of business, the Company has engaged in various transactions with affiliates of the former Class B Stockholders, generally on negotiated terms among the numerous affected operating units that, in management’s view, result in reasonable arms-length terms. Information is reported only tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the year ended December 31, 2006 because the former Class B Stockholders were not related parties after September 26, 2006. The capacity license agreements and the other arrangements described below were not impacted by the former Class B Stockholders’ sales of their shares of the Company.

Since 1998, the Company has been party to capacity license agreements with Time Warner Cable, an affiliate of Time Warner, that provide access to local rights-of-way and construction cost-sharing until 2028. The Company has similar arrangements with Bright House Networks, LLC (“Bright House”), an affiliate of Advance/Newhouse, which manages certain cable systems in Florida and Indiana and with Comcast Corporation as successor to Time Warner Cable in three markets. Twenty-three of the Company’s 75 markets use fiber capacity licensed from Time Warner Cable, Comcast or Bright House (the “Cable Operations”). Pursuant to the fiber capacity licensing arrangements, the Company paid the Cable Operations $3.6 million in 2006 for fiber route construction costs and license fees, which were capitalized to property, plant, and equipment and amortized over their useful lives as depreciation and amortization expense. The Company reimburses the Cable Operations for facility maintenance and pole and conduit rental costs. The reimbursements to the Cable Operations aggregated $5.2 million in 2006, and are a component of operating expenses in the consolidated statements of operations. Charges from the Cable Operations for rent resulting from shared facilities were $1.4 million for the period ended September 26, 2006 and are a component of selling, general, and administrative expenses in the consolidated statements of operations.

Affiliates of the former Class B Stockholders purchase services from the Company. Revenue from these affiliates, which includes network, data and Internet and voice services, aggregated $13.1 million for the period from January 1, 2006 to September 26, 2006.

8. Income Taxes

Income tax expense for the years ended December 31, 2008 and 2007 is comprised solely of current state income taxes. Income tax expense for the year ended December 31, 2006 is comprised solely of deferred state income taxes.

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as a result of the following items for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Federal statutory income tax expense (benefit)	35.0%	(35.0)%	(35.0)%
State income tax expense (benefit), net of federal income tax expense (benefit)	17.4	0.1	(4.2)
Change in valuation allowance	(40.9)	34.1	39.0
Other	10.1	3.4	0.3

Income tax expense	21.6%	2.6%	0.1%

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(amounts in thousands)
Deferred tax assets:
Accrued liabilities	$32,798	$27,236
Allowance for doubtful accounts	2,491	2,529
Deferred revenue	9,797	6,076
Net operating loss carryforwards	379,974	392,445
Interest rate swap	2,715	—
Other	19,431	9,367

Total deferred tax assets	447,206	437,653

Deferred tax liabilities:
Prepaid expenses	(2,299)	—
Depreciation and amortization	(65,654)	(47,225)

Total deferred tax liabilities	(67,953)	(47,225)

Less: Valuation allowance	(320,503)	(331,678)

Total deferred tax asset, net	$58,750	$58,750

Balance sheet classification of deferred taxes:
Deferred income tax asset, net—current	$10,475	$8,703
Deferred income tax asset, net—non-current	48,275	50,047

Total deferred tax asset, net	$58,750	$58,750

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion. Of this amount, $103.5 million is not reflected in our deferred tax asset above as this portion relates to deductions taken for employee stock compensation which did not result in a current tax benefit. The Company’s net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026. The Company has utilized NOLs to offset income tax obligations in each of the years ended December 31, 2008 and 2007. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating losses if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to the Company’s stock that are held by 5 percent or greater stockholders, exceeds 50 percent measured over a rolling three year period. If the Company experiences such an ownership change, the utilization of its NOLs to reduce future federal income tax obligations could be limited. In an effort to reduce the likelihood of an ownership change as defined by Section 382, the Company adopted a stockholder rights plan on January 20, 2009 (see Note 13).

The Company has established a valuation allowance for deferred taxes that reduced its net deferred tax asset. The valuation allowance decreased $11.2 million for 2008 and increased $.5 million for 2007. At December 31, 2008, $3.6 million of the valuation allowance is related to the exercise of non-qualified stock options prior to the adoption of SFAS 123R for which subsequently recognized tax benefits will be allocated directly to additional paid in capital. As of December 31, 2008, net deferred tax assets totaled $58.8 million. The Company has concluded that it is more likely than not that the net deferred tax asset of $58.8 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million. The Company’s treatment of deferred taxes and its tax-planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance.

9. Option Plans—Common Stock and Stock Options

tw telecom 1998 Employee Stock Option Plan

The Company maintains the tw telecom 1998 Employee Stock Option Plan that reserved 9.0 million shares of common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2008, approximately 3.9 million shares of common stock were reserved for issuance upon exercise of outstanding options. Generally, the options vest over periods of up to four years and expire seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price at market value at the date of grant. As of August 5, 2008, the tw telecom 1998 Employee Stock Option Plan expired and no additional shares may be granted from this plan.

tw telecom 2000 Employee Stock Plan

The Company maintains the tw telecom 2000 Employee Stock Plan that permits up to 24.5 million shares of common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2008, approximately 9.2 million shares of common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 4.0 million shares of common stock were available for grant under the plan. Generally, the options and awards vest over periods of up to four years and expire either seven or ten years from the date of issuance.

The options have been granted to employees of the Company with an exercise price at market value of the underlying stock at the date of grant. The fair value of the restricted stock awards and restricted stock units granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is being recorded over their vesting periods, generally up to four years.

The weighted-average fair value of options granted was $7.18, $10.39 and $10.08 for the years ended December 31, 2008, 2007 and 2006, respectively, with the following weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Expected volatility	50%	56%	69%
Risk-free interest rate	2.5%	4.1%	4.7%
Dividend yield	0%	0%	0%
Expected term	4 years	4 years	4 years

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s stock option activity and related information for the year ended December 31, 2008.

	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at January 1, 2008	11,507,814	$26.04
Granted	1,680,500	17.30
Exercised	(711,183)	8.79
Forfeited/Expired	(521,551)	29.27

Options outstanding at December 31, 2008	11,955,580	25.70	3.67	$5,341

Vested and expected to vest at December 31, 2008	10,476,044	26.81	3.44	$5,004

Exercisable at December 31, 2008	7,960,803	29.56	2.79	$4,547

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $5.8 million, $44.5 million and $69.2 million, respectively. As of December 31, 2008, there was $28.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The table below summarizes the Company’s restricted stock and restricted stock units and related information for the year ended December 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	1,836,940	$18.54
Granted	29,500	17.99
Vested	(623,776)	16.32
Forfeited	(43,685)	21.09

Nonvested at December 31, 2008	1,198,979	19.60

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2008, 2007 and 2006 was $7.9 million, $5.7 million and $0.3 million, respectively. As of December 31, 2008, there was $17.6 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 1.3 years.

10. Commitments and Contingencies

Leases and Fixed Obligations

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of these leases contain renewal clauses. The Company also enters into fixed maintenance agreements for maintenance of its networks.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2009	$2,171	$44,191	$2,978
2010	1,809	40,421	2,978
2011	1,460	37,266	2,978
2012	1,468	34,323	2,978
2013	1,476	29,954	2,978
Thereafter	8,473	86,119	35,726

Total minimum lease payments	$16,857	$272,274	$50,616

Less amount representing interest	(6,075)

Present value of obligations under capital leases	10,782
Less current portion of obligations under capital leases	(1,221)

Obligations under capital leases, excluding current portion	$9,561

As of December 31, 2008 and 2007, assets under capital lease obligations, which primarily consist of fiber optic network components, were $13.6 million and $12.6 million, respectively, with related accumulated depreciation of $6.1 million and $6.5 million, respectively. Depreciation expense related to assets under capital lease obligations was $1.0 million, $0.8 million, and $2.0 million in 2008, 2007, and 2006, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 8.6%. Rental expense under operating leases aggregated $67.3 million, $61.6 million, and $40.9 million for 2008, 2007, and 2006, respectively.

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

11. Employee Benefit Plans

Effective January 1, 1999, the Company adopted the tw telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan aggregated $10.6 million, $10.0 million, and $7.3 million for 2008, 2007 and 2006, respectively.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective October 1, 2004, the Company adopted the tw telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 600,000 shares of the Company’s common stock to participants in the 2004 Stock Purchase Plan. During 2008 and 2007, the Company issued approximately 14,000 and 192,000 shares of common stock under the 2004 Stock Purchase Plan for net proceeds of $0.2 million and $3.2 million, respectively. In September 2007, the 2004 Stock Purchase Plan was amended to authorize an additional 600,000 shares under the 2004 Stock Purchase Plan. As of December 31, 2008, no shares have been issued under the amended 2004 Stock Purchase Plan.

12. Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2008 and 2007:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share amounts)
Year Ended December 31, 2008
Total revenue	$282,584	$290,170	$291,619	$294,646
Operating income	17,424	22,494	25,623	24,335
Net income (loss)	(944)	699	3,801	4,969
Basic and diluted income (loss) per common share	$(0.01)	$—	$0.03	$0.03

Year Ended December 31, 2007
Total revenue	$261,392	$268,018	$274,793	$279,476
Operating income	5,399	8,722	9,106	14,322
Net loss	(13,809)	(9,585)	(11,583)	(5,292)
Basic and diluted loss per common share	$(0.10)	$(0.07)	$(0.08)	$(0.04)

The total net income (loss) per share for the 2008 and 2007 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

13. Subsequent Event

On January 20, 2009, the Company adopted a stockholder rights plan (the “Rights Plan”) in an effort to protect the Company’s net operating losses from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code. The Company’s ability to use its net operating loss carryforwards to reduce future federal income tax obligations could be substantially limited and/or net operating losses could expire before being used if there is an ownership change as defined under Section 382.

Under the Rights Plan, commencing January 20, 2009, each share of common stock will carry with it one preferred share purchase right (a “Right”) until the distribution date or earlier expiration of the Rights as defined in the Rights Plan. The Rights will trade with and be inseparable from the common stock until the distribution date. The Rights Plan is generally designed to deter acquisitions of the Company’s common stock if such acquisition would result in a stockholder owning 4.9% or more of the Company’s outstanding shares or increase an existing 4.9% or greater stockholder’s percentage ownership of the Company’s stock by greater than .5% of the Company’s outstanding shares by diluting the ownership interest of a stockholder whose ownership after the tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of the Rights Plan exceeds those thresholds, unless the stockholder obtains an exemption from the Company’s Board of Directors. The Rights become exercisable after a public announcement that a stockholder’s ownership exceeds the threshold (“Acquiring Party”). If the Rights become exercisable, each Right allows the stockholder, other than the Acquiring Party to purchase for an exercise price of $30 a one-one hundredth of a share of Series A Junior Preferred Stock or common stock with a market value equal to two times the exercise price when the Rights become exercisable. The Company may elect to exchange each Right for a share of common stock to be issued to each common stockholder other than the Acquiring Party. The Rights Plan will terminate upon the earliest of (1) the Company’s Board of Directors’ determination that the plan is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other reason; (2) January 20, 2010, if stockholder approval of the plan is not obtained by that date; (3) January 20, 2012 if stockholder approval is obtained or (4) certain other events described in the plan, including the Board of Directors’ determination that termination is in the Company’s best interest.

14. Supplemental Guarantor Information

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

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2008 and 2007, Condensed Consolidating Statements of Operations for the years ended December 31, 2008, 2007, and 2006 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,033	$331,143	$—	$—	$352,176
Receivables, net	—	—	82,391	—	82,391
Prepaid expenses and other current assets	1,517	6,067	2,791	—	10,375
Deferred income taxes	—	10,475	—	—	10,475

Total current assets	22,550	347,685	85,182	—	455,417

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,142	1,269,768	—	1,306,910
Deferred income taxes	—	48,275	—	—	48,275
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	9,782	8,206	42,731	—	60,719

Total assets	$32,332	$444,298	$1,810,375	$—	$2,287,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,127	$40,986	$—	$53,113
Other current liabilities	2,219	62,189	156,229	—	220,637
Intercompany payable (receivable)	(1,836,743)	(708,658)	2,545,401	—	—

Total current liabilities	(1,834,524)	(634,342)	2,742,616	—	273,750

Losses in subsidiary in excess of investment	889,069	1,123,416	—	(2,012,485)	—
Long-term debt and capital lease obligations	373,750	982,636	9,210	—	1,365,596
Long-term deferred revenue	—	—	17,734	—	17,734
Other long-term liabilities	—	12,549	20,486	—	33,035
Stockholders’ equity (deficit)	604,037	(1,039,961)	(979,671)	2,012,485	596,890

Total liabilities and stockholders’ equity (deficit)	$32,332	$444,298	$1,810,375	$—	$2,287,005

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,159,019	$—	$1,159,019
Costs and expenses:
Operating, selling, general and administrative	—	150,720	632,640	—	783,360
Depreciation, amortization and accretion	—	14,331	271,452	—	285,783
Corporate expense allocation	—	(165,051)	165,051	—	—

Total costs and expenses	—	—	1,069,143	—	1,069,143

Operating income	—	—	89,876	—	89,876
Interest expense, net	(8,974)	(51,569)	(10,694)	—	(71,237)
Other loss	—	(7,767)	—	—	(7,767)
Interest expense and other loss allocation	8,974	59,336	(68,310)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	10,872	—	10,872
Income tax expense	—	—	2,347	—	2,347

Net income before equity in undistributed earnings of subsidiaries	—	—	8,525	—	8,525
Equity in undistributed earnings of subsidiaries	8,525	8,525	—	(17,050)	—

Net income	$8,525	$8,525	$8,525	$(17,050)	$8,525

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,083,679	$—	$1,083,679
Costs and expenses:
Operating, selling, general and administrative	—	139,411	627,265	—	766,676
Depreciation, amortization and accretion	—	14,417	265,037	—	279,454
Corporate expense allocation	—	(153,828)	153,828	—	—

Total costs and expenses	—	—	1,046,130	—	1,046,130

Operating income	—	—	37,549	—	37,549
Interest expense, net	(8,419)	(49,260)	(16,117)	—	(73,796)
Other income (loss), net	—	(3,022)	—	—	(3,022)
Interest expense and other loss allocation	8,419	52,282	(60,701)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(39,269)	—	(39,269)
Income tax expense	—	—	1,000	—	1,000

Net loss before equity in undistributed losses of subsidiaries	—	—	(40,269)	—	(40,269)
Equity in undistributed losses of subsidiaries	(40,269)	(40,269)	—	80,538	—

Net loss	$(40,269)	$(40,269)	$(40,269)	$80,538	$(40,269)

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$812,375	$—	$812,375
Costs and expenses:
Operating, selling, general and administrative	—	141,880	398,137	—	540,017
Depreciation, amortization and accretion	—	17,731	238,360	—	256,091
Corporate expense allocation	—	(159,611)	159,611	—	—

Total costs and expenses	—	—	796,108	—	796,108

Operating income	—	—	16,267	—	16,267
Interest expense, net	(18,313)	(47,905)	(11,966)	—	(78,184)
Debt extinguishment costs	(25,777)	(11,097)	—	—	(36,874)
Interest expense allocation	44,090	59,002	(103,092)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(98,791)	—	(98,791)
Income tax expense	—	28	—	—	28

.
Net loss before equity in undistributed losses of subsidiaries	—	(28)	(98,791)	—	(98,819)
Equity in undistributed losses of subsidiaries	(98,819)	(98,791)	—	197,610	—

Net loss	$(98,819)	$(98,819)	$(98,791)	$197,610	$(98,819)

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$8,525	$8,525	$8,525	$(17,050)	$8,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	14,331	271,452	—	285,783
Intercompany change	(800)	6,902	(23,152)	17,050	—
Investment impairment, deferred debt issue and other	567	9,520	1,469	—	11,556
Stock based compensation	—	—	23,357	—	23,357
Changes in operating assets and liabilities	(13,752)	7,901	(17,850)	—	(23,701)

Net cash provided by (used in) operating activities	(5,460)	47,179	263,801	—	305,520

Cash flows from investing activities:
Capital expenditures	—	(12,827)	(261,692)	—	(274,519)
Proceeds from maturities of investments	—	3,699	—	—	3,699
Other investing activities	—	(1,374)	(1,565)	—	(2,939)

Net cash used in investing activities	—	(10,502)	(263,257)	—	(273,759)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	5,930	—	—	—	5,930
Payment of debt and capital lease obligations	—	(6,502)	(544)	—	(7,046)

Net cash provided by (used in) financing activities	5,930	(6,502)	(544)	—	(1,116)

Increase in cash and cash equivalents	470	30,175	—	—	30,645
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$21,033	$331,143	$—	$—	$352,176

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(40,269)	$(40,269)	$(40,269)	$80,538	$(40,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	14,417	265,037	—	279,454
Intercompany change	3,187	(11,195)	88,546	(80,538)	—
Investment impairment, deferred debt issue and other	567	4,764	17	—	5,348
Stock based compensation	—	—	22,000	—	22,000
Changes in operating assets and liabilities	9,451	85,086	(96,863)	—	(2,326)

Net cash provided by (used in) operating activities	(27,064)	52,803	238,468	—	264,207

Cash flows from investing activities:
Capital expenditures	—	(21,579)	(236,326)	—	(257,905)
Cash paid for acquisitions, net of cash acquired	—	—	2,580	—	2,580
Purchases of investments	(8,867)	(158,106)	—	—	(166,973)
Proceeds from maturities of investments	23,967	211,965	—	—	235,932
Other investing activities	—	(3)	(2,202)	—	(2,205)

Net cash provided by (used in) investing activities	15,100	32,277	(235,948)	—	(188,571)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	31,846	—	—	—	31,846
Net costs from issuance of debt	—	(850)	—	—	(850)
Payment of debt and capital lease obligations	—	(6,378)	(276)	—	(6,654)

Net cash provided by (used in) financing activities	31,846	(7,228)	(276)	—	24,342

Increase in cash and cash equivalents	19,882	77,852	2,244	—	99,978
Cash and cash equivalents at beginning of period	681	223,116	(2,244)	—	221,553

Cash and cash equivalents at end of period	$20,563	$300,968	$—	$—	$321,531

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(98,819)	$(98,819)	$(98,791)	$197,610	$(98,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	—	17,731	238,360	—	256,091
Intercompany change	46,129	(94,815)	246,296	(197,610)	—
Deferred debt issue, extinguishment costs and other	26,589	13,443	131	—	40,163
Stock-based compensation	—	—	13,665	—	13,665
Changes in operating assets and liabilities	32,688	149,124	(218,354)	—	(36,542)

Net cash provided by (used in) operating activities	6,587	(13,336)	181,307	—	174,558

Cash flows from investing activities:
Capital expenditures	—	(8,903)	(183,366)	—	(192,269)
Cash paid for acquisitions, net of cash acquired	—	(212,416)	—	—	(212,416)
Purchases of investments	(39,413)	(386,258)	—	—	(425,671)
Proceeds from maturities of investments	44,100	484,101	—	—	528,201
Other investing activities	—	21	1,211	—	1,232

Net cash provided by (used in) investing activities	4,687	(123,455)	(182,155)	—	(300,923)

Cash flows from financing activities:
Net proceeds from issuance of debt	362,410	595,390	—	—	957,800
Retirement of debt	(420,252)	(443,300)	—	—	(863,552)
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	46,404	—	—	—	46,404
Payment of debt and capital lease obligations	—	(2,974)	(594)	—	(3,568)

Net cash provided by (used in) financing activities	(11,438)	149,116	(594)	—	137,084

Increase (decrease) in cash and cash equivalents	(164)	12,325	(1,442)	—	10,719
Cash and cash equivalents at beginning of year	845	210,791	(802)	—	210,834

Cash and cash equivalents at end of year	$681	$223,116	$(2,244)	$—	$221,553

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions due to Acquisition	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$12,018	—	8,486	(9,233)	$11,271

For the Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$13,182	—	5,858	(7,022)	$12,018

For the Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$10,936	4,963	607	(3,324)	$13,182

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1	—	Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp., dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
3.1	—	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
3.2	—	Amended By-laws of Time Warner Telecom Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007).*
3.3	—	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008).*
4.1	—	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
4.2	—	First Supplement Indenture dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee, creating 2.375% Convertible Senior Debentures due 2026. (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
4.3	—	Indenture dated February 9, 2005 between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
4.4	—	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009).*
10.1	—	Lease between Carr America Real Estate Services LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
**10.2	—	Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-49439)).*
**10.3	—	Employment Agreement between the Company and Larissa L. Herda (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
**10.4	—	Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.5	—	Employment Agreement between the Company and Jill R. Stuart (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.6	—	Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*
**10.7	—	Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.8	—	Change of Control Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.9	—	Change of Control Employment Agreement between the Company and Jill R. Stuart (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.10	—	Change of Control Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

Exhibit Number		Description of Exhibit
**10.11	—	Change of Control Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*
10.12	—	Capacity License Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
10.13	—	Full Service Lease Agreement for Office dated July 31, 2007 between Summit Place I, LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.14	—	Lease Agreement dated July 22, 1999 between Parkridge One LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.15	—	Fifth Amendment to Lease Agreement between CLPF-Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.16	—	Sixth Amendment to Lease Agreement between CLPF – Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
**10.17	—	Time Warner Telecom Inc. 2000 Employee Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-48084).*
10.18	—	Credit Agreement dated as October 6, 2006 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Wachovia Bank, National Association, Lehman Commercial Paper Inc., and Bank of America, N.A. (filed as Exhibit 99.1 to Company’s Current Report on Form 8-K dated October 11, 2006).*
**10.19	—	Summary of compensation arrangements for independent directors of tw telecom inc.
†10.20	—	Agreement, as amended between Time Warner Telecom Inc. and AT&T Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
†10.21	—	Services Agreement by and among SBC Communications Inc., AT&T Corp., and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
21	—	Subsidiaries of the registrant
23.1	—	Consent of Independent Registered Public Accounting Firm
31.1	—	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.
†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.