Form 10-Q
period 2009-03-31
tw telecom inc.
filed 2009-05-11
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2009 was 149,106,316 shares.

i

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$353,212	$352,176
Receivables, less allowances of $13,274 and $11,271, respectively	72,559	82,391
Prepaid expenses and other current assets	11,732	10,375
Deferred income taxes	10,475	10,475

Total current assets	447,978	455,417

Long-term investments	2,990	2,990

Property, plant and equipment	3,330,115	3,266,868
Less accumulated depreciation	(2,021,551)	(1,959,958)

	1,308,564	1,306,910

Deferred income taxes	48,275	48,275
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	38,858	41,071
Other assets, net of accumulated amortization	13,536	14,533

Total assets	$2,272,895	$2,281,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,254	$53,113
Deferred revenue	31,607	30,419
Accrued taxes, franchise and other fees	63,538	64,270
Accrued interest	9,555	17,386
Accrued payroll and benefits	36,322	38,245
Accrued carrier costs	33,465	36,981
Current portion of debt and capital lease obligations (note 2)	8,564	7,221
Other current liabilities	24,947	26,115

Total current liabilities	247,252	273,750

Long-term debt and capital lease obligations (note 2)	1,292,565	1,284,178
Long-term deferred revenue	17,457	17,734
Other long-term liabilities	33,120	33,035

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 149,068,608 and 147,774,297 shares issued and outstanding, respectively	1,491	1,478
Additional paid-in capital	1,770,649	1,764,432
Accumulated other comprehensive loss	(6,949)	(7,147)
Accumulated deficit	(1,082,690)	(1,085,570)

Total stockholders’ equity	682,501	673,193

Total liabilities and stockholders’ equity	$2,272,895	$2,281,890

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$112,042	$92,790
Network services	93,866	96,806
Voice services	83,077	83,073
Intercarrier compensation	8,646	9,915

Total revenue	297,631	282,584

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	123,731	120,821
Selling, general and administrative	75,820	74,480
Depreciation, amortization, and accretion	73,191	69,859

Total costs and expenses	272,742	265,160

Operating income	24,889	17,424

Interest expense	(21,458)	(24,506)
Interest income	130	2,686

Income (loss) before income taxes	3,561	(4,396)
Income tax expense	681	375

Net income (loss)	$2,880	$(4,771)

Net income (loss) per common share, basic and diluted	$0.02	$(0.03)

Weighted average shares outstanding, basic	147,853	146,810

Weighted average shares outstanding, diluted	148,620	146,810

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$725	$925

Selling, general and administrative	$5,637	$5,160

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,880	$(4,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	73,191	69,859
Stock based compensation	6,362	6,085
Discount on debt, amortization of deferred debt issue costs and other	5,198	4,410
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	8,681	1,683
Accounts payable, deferred revenue, and other liabilities	(32,486)	(18,392)

Net cash provided by operating activities	63,826	58,874

Cash flows from investing activities:
Capital expenditures	(66,159)	(59,637)
Other investing activities, net	5,149	(2,387)

Net cash used in investing activities	(61,010)	(62,024)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(132)	1,477
Payment of debt and capital lease obligations	(1,648)	(1,640)

Net cash used in financing activities	(1,780)	(163)

Increase (decrease) in cash and cash equivalents	1,036	(3,313)
Cash and cash equivalents at beginning of period	352,176	321,531

Cash and cash equivalents at end of period	$353,212	$318,218

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,134	$27,546

Addition of capital lease obligation	$7,266	$—

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(Unaudited)

			Additional paid-in capital	Accumulated other comprehensive income (loss), net of taxes	Accumulated deficit	Total stockholders’ equity
	Common Stock
	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2008	147,774	$1,478	$1,764,432	$(7,147)	$(1,085,570)	$673,193
Net income	—	—	—	—	2,880	2,880
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	198	—	198

Total comprehensive income	—	—	—	—	—	3,078
Shares issued for cash in connection with the exercise of stock options and shares withheld to satisfy employee tax obligations upon vesting of awards	32	—	(132)	—	—	(132)
Stock-based compensation	1,263	13	6,349	—	—	6,362

Balance at March 31, 2009	149,069	$1,491	$1,770,649	$(6,949)	$(1,082,690)	$682,501

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

The Company is a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, virtual private network (“VPN”), voice over Internet protocol (“VoIP”) and network security services to enterprise organizations and communications services companies throughout the United States.

The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued. The Company adopted a rights plan on January 20, 2009 that is intended to protect the availability of the Company’s net operating loss carryforwards which can be subject to limitations under federal tax regulations (see Note 6).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion (“FSP APB 14-1”), which requires the Company’s convertible debentures (see Note 2 for a description) to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and is amortized to interest tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense using the interest rate method over the expected term of the convertible debt instrument. FSP APB 14-1 changes the accounting treatment for the Company’s convertible debentures and requires retrospective application to all periods presented in the financial statements. Although FSP APB 14-1 does not impact the Company’s actual past or future cash flows, the impact to non-cash interest expense and results of operations was $4.2 million, or $0.03 per share, for the three months ended March 31, 2009 and $3.8 million, or $0.02 per share, for the three months ended March 31, 2008 (see Note 2). The Company expects the impact to its non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ended December 31, 2009 and 2010, respectively.

Effective January 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133 (“SFAS 161”), which changed the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have an impact on the Company’s consolidated financial position and result of operations (see Note 3).

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which amends SFAS No. 157, Fair Value Measurements. FSP FAS 157-4 provides additional guidance on estimating fair value for an asset or liability when the volume and level of activity have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosure about fair value measurement in annual and interim reporting periods. FSP FAS 157-4 is effective for the Company for its reporting period ending June 30, 2009 and is not expected to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for the Company for its reporting period ending June 30, 2009 and is not expected to have an impact on its consolidated financial statements.

Revenue

The Company’s revenue is derived primarily from business communications services. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metro and wide area Ethernet, and virtual private network solutions. Network services transmit voice, data and images as well as enable transmission for storage, using state-of-the-art fiber optics. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services, and VoIP. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) and state public utility commissions regulate tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from other local exchange carriers (“LECs”) for local exchange traffic originated on their facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

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

Revenue for data and Internet, network and the majority of revenue for voice services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage with some fixed rate elements. The transactional elements of voice services are billed in arrears and estimates are used to recognize revenue in the period earned.

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. If there is a billing dispute with a customer, revenue generally is not recognized until the dispute is resolved.

Pursuant to Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $8.8 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance and wireless carriers. The Company’s top ten customers accounted for an aggregate of 22% and 24% of the Company’s total revenue for the three months ended March 31, 2009 and 2008, respectively. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2009 or 2008.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 20.1 million shares and 34.3 million shares for the three months ended March 31, 2009 and 2008, respectively. The following table provides the calculation of basic and diluted EPS:

	Three months ended March 31,
	2009	2008
Net income (loss) as reported	$2,880	$(4,771)

Basic weighted average shares outstanding	147,853	146,810
Dilutive effect of stock options outstanding	478	—
Dilutive effect of unvested restricted stock	289	—

Diluted weighted average shares	148,620	146,810
Earnings (loss) per share—basic and diluted	$0.02	$(0.03)

Stock-Based Compensation

The Company applies the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires the cost of share-based payments to be recognized as expense over the requisite service period, which is generally the vesting period of the award. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three months ended March 31, 2009 and 2008, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options’ vesting period. The weighted-average fair value of options granted was $3.55 and $7.25 for the three months ended March 31, 2009 and 2008, respectively, with the following weighted-average assumptions:

	Three months ended March 31,
	2009	2008
Expected volatility	56%	50%
Risk-free interest rate	1.7%	2.5%
Dividend yield	0%	0%
Expected term	4 years	4 years

Expected volatilities are based on historical volatility of the Company’s common stock over a period generally commensurate with the expected term of the option. The risk-free rate for stock options granted during the period is determined by using the U.S. Treasury rate for the nearest period that coincides with the expected term. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on historical data.

As of March 31, 2009, there was $31.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years, and $29.5 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations were as follows:

	March 31, 2009	December 31, 2008
	(amounts in thousands)
Term Loan B, due 2013	$586,500	$588,000
9 1/4% Senior Notes, due 2014	400,000	400,000
2.375% Convertible Senior Debentures, due 2026	373,750	373,750
Capital lease obligations	18,005	10,782

Total obligations	1,378,255	1,372,532
Unamortized premium	271	285
Unamortized discount	(77,397)	(81,418)
Current portion	(8,564)	(7,221)

Total long-term debt and capital lease obligations	$1,292,565	$1,284,178

As of March 31, 2009, the Company and its wholly owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

Amendment to Undrawn Credit Facility

Holdings has a $680 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013, of which $586.5 million was outstanding as of March 31, 2009, and an undrawn revolving credit facility (the “Revolver”) expiring in October 2011. On January 14, 2009, Holdings amended its Revolver to terminate $20 million of the undrawn Revolver because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the undrawn Revolver are $80 million.

Convertible Debentures

As of March 31, 2009, the Company had outstanding $373.8 million principal amount of 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the debentures for cash on April 1, 2013, April 1, 2016 or April 1, 2021 at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion or redemption, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

As a result of its January 1, 2009 adoption of FSP APB 14-1 (see Note 1), the Company separated the Convertible Debentures into debt and equity components at issuance and has assigned a value to each. The value assigned to the debt component was $253.3 million and represents the estimated fair value, as of the issuance date (March 29, 2006), of a similar instrument without the conversion feature. The difference between the tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible debt instrument cash proceeds and this estimated fair value was recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected seven year term of the debt. The value assigned to the equity component of $120.5 million, net of an allocable portion of deferred debt issuance costs, is included as a component of additional paid in capital. FSP APB 14-1 requires retrospective application to all periods presented in the financial statements. Although FSP APB 14-1 does not impact the Company’s actual past or future cash flows, the impact to non-cash interest expense and results of operations was $4.2 million, or $0.03 per share, for the three months ended March 31, 2009 and $3.8 million, or $0.02 per share, for the three months ended March 31, 2008. The following table presents the December 31, 2008 balance sheet line items affected as adjusted after retrospective application of FSP APB 14-1 and as originally reported:

	December 31, 2008
	As Adjusted	As Reported
	(amounts in thousands)
Other assets, net of accumulated amortization	$14,533	$19,648
Long-term debt and capital lease obligations	$1,284,178	$1,365,596
Additional paid in capital	$1,764,432	$1,647,626
Accumulated deficit	$(1,085,570)	$(1,045,067)

The unamortized liability component of $77.4 million, as of March 31, 2009, will be amortized to interest expense using the interest rate method through March 31, 2013. The following table reflects the equity and liability components included in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(amounts in thousands)
Principal amount of Convertible Debentures	$373,750	$373,750
Unamortized discount	(77,397)	(81,418)

Net carrying amount of Convertible Debentures	$296,353	$292,332

The Company recognized the following amounts to interest expense related to the Convertible Debentures, excluding deferred debt issuance costs, for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(amounts in thousands)
Interest expense, contractual amount at 2.375%	$2,219	$2,219
Interest expense, amortization of discount	4,021	3,695

Total interest expense for Convertible Debentures	$6,240	$5,914

Effective interest rate on liability component	8.5%	8.5%

3.    Derivative Instruments

The variable rate Term Loan exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively convert a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated its interest rate swap agreements as cash flow hedges.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. During the three months ended March 31, 2009, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

The following table reflects the terms of Holdings’ interest rate swap agreements in effect at March 31, 2009:

Term		Notional amount	Fixed rate	Total rate, including spread
Beginning	End
April 30, 2008	April 30, 2010	$100 million	3.23%	5.23%
November 28, 2008	November 30, 2011	$100 million	2.96%	4.96%

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	March 31, 2009	December 31, 2008
		(amounts in thousands)
Interest rate swap agreements	Other long-term liabilities	$6,949	$7,147

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 were $6.9 million and $7.1 million, respectively. Based on the fair value of $6.9 million at March 31, 2009, the Company expects to recognize in interest expense $4.7 million of net losses on interest rate swap agreements during the next twelve months upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense are dependent on the interest rates in effect when settlements on the interest rate swap agreements occur each month. The variable rate, including the applicable spread, in effect at March 31, 2009 for the Term Loan, excluding the impact of the interest rate swap agreements, was 2.52%.

The effect of the interest rate swaps on the condensed consolidated statements of operations was as follows:

	March 31, 2009	March 31, 2008
	(amounts in thousands)
Gain recognized in other comprehensive loss (effective portion)	$198	$—

Loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$1,320	$—

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would complete a transaction and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets that are measured at fair value on a recurring basis consist of the Company’s investment in money market mutual funds that are traded in an active market with sufficient volume and frequency of transactions and are included as a component of cash and cash equivalents in the condensed consolidated balance sheets.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreements priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings and are included as a component of other long-term liabilities in the condensed consolidated balance sheet.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the condensed consolidated balance sheets. The carrying value of the investments as of March 31, 2009 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the instruments underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying instruments under various liquidation scenarios. Actual values and amounts the Company receives from these investments may differ from those estimates.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Money market mutual funds	$352,600	$—	$—	$352,600
Long-term investments	—	—	2,990	2,990

Total assets	$352,600	$—	$2,990	$355,590

Liabilities
Interest rate swap agreements	$—	$6,949		$6,949

Total liabilities	$—	$6,949	$—	$6,949

5.    Commitments and Contingencies

Management routinely reviews the Company’s exposure to liabilities incurred in the normal course of its business operations. Where a probable contingency exists and the amount can be reasonably estimated, the Company records the estimated liability. Considerable judgment is required in analyzing and recording such liabilities and actual results may vary from the estimates.

The Company’s pending legal proceedings are substantially limited to litigation incidental to its business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial statements.

6.    Rights Plan

On January 20, 2009, the Company adopted a rights plan (the “Rights Plan”) that is intended to protect the Company’s net operating losses (“NOLs”) from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code. The Company’s ability to use its net operating loss carryforwards to reduce future federal income tax obligations could be substantially limited or NOLs could expire before being used if there is an ownership change as defined under Section 382.

Under the Rights Plan, commencing January 20, 2009, each share of common stock carries with it one preferred share purchase right (a “Right”) until the distribution date (the date the Rights become exercisable) or earlier expiration of the Rights as defined in the Rights Plan. The Rights will trade with and be inseparable from the common stock until the distribution date. The Rights Plan is designed to deter acquisitions of the Company’s common stock that would result in a stockholder owning 4.9% or more of the Company’s outstanding shares or increase an existing 4.9% or greater stockholder’s percentage ownership of the Company’s stock as of January 20, 2009 by greater than .5% of the Company’s outstanding shares by diluting the ownership interest of a stockholder whose ownership after the adoption of the Rights Plan exceeds those thresholds, unless the stockholder obtains an exemption from the Company’s Board of Directors.

The Rights become exercisable after a public announcement that a stockholder’s ownership exceeds the threshold (“Acquiring Party”). If the Rights become exercisable, each Right allows the stockholder, other than the Acquiring Party, to purchase for an exercise price of $30 subject to adjustment, one-one hundredth of a share tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Series A Junior Preferred Stock. This portion of a preferred share will give the stockholder approximately the same dividend and liquidation rights as one share of common stock. Instead of the purchase right, the Company may elect to exchange each Right for a share of common stock to be issued to each common stockholder other than the Acquiring Party. The Rights Plan will terminate upon the earliest of (1) the Company’s Board of Directors’ determination that the plan is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other reason; (2) January 20, 2010, if stockholder approval of the Rights Plan is not obtained by that date; (3) January 20, 2012 if stockholder approval is obtained or (4) certain other events described in the Rights Plan, including the Board of Directors’ determination that termination is in the Company’s best interest. The Company has submitted the Rights Plan for stockholder approval at its 2009 Annual Meeting of Stockholders scheduled for June 4, 2009.

7.    Supplemental Guarantor Information

As of March 31, 2009, Holdings (“Issuer”) had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2014 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008, Condensed Consolidating Statements of Operations for the three months ended March 31, 2009 and 2008, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and 2008.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,037	$332,175	$—	$—	$353,212
Receivables, net	—	—	72,559	—	72,559
Prepaid expenses and other current assets	1,229	5,944	4,559	—	11,732
Deferred income taxes	—	10,475	—	—	10,475

Total current assets	22,266	348,594	77,118	—	447,978

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,991	1,270,573	—	1,308,564
Deferred income taxes	—	48,275	—	—	48,275
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	4,392	7,604	40,398	—	52,394

Total assets	$26,658	$445,454	$1,800,783	$—	$2,272,895

LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$2,959	$36,295	$—	$39,254
Other current liabilities	4,438	49,672	153,888	—	207,998
Intercompany payable (receivable)	(1,849,578)	(684,437)	2,534,015	—	—

Total current liabilities	(1,845,140)	(631,806)	2,724,198	—	247,252

Losses in subsidiary in excess of investment	885,996	1,120,769	—	(2,006,765)	—
Long-term debt and capital lease obligations	296,354	981,152	15,059	—	1,292,565
Long-term deferred revenue	—	—	17,457	—	17,457
Other long-term liabilities	—	12,221	20,899	—	33,120
Stockholders’ equity (deficit)	689,448	(1,036,882)	(976,830)	2,006,765	682,501

Total liabilities and stockholders’ equity (deficit)	$26,658	$445,454	$1,800,783	$—	$2,272,895

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,033	$331,143	$—	$—	$352,176
Receivables, net	—	—	82,391	—	82,391
Prepaid expenses and other current assets	1,517	6,067	2,791	—	10,375
Deferred income taxes	—	10,475	—	—	10,475

Total current assets	22,550	347,685	85,182	—	455,417

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,142	1,269,768	—	1,306,910
Deferred income taxes	—	48,275	—	—	48,275
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	4,667	8,206	42,731	—	55,604

Total assets	$27,217	$444,298	$1,810,375	$—	$2,281,890

LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,127	$40,986	$—	$53,113
Other current liabilities	2,219	62,189	156,229	—	220,637
Intercompany payable (receivable)	(1,836,743)	(708,658)	2,545,401	—	—

Total current liabilities	(1,834,524)	(634,342)	2,742,616	—	273,750

Losses in subsidiary in excess of investment	889,069	1,123,416	—	(2,012,485)	—
Long-term debt and capital lease obligations	292,332	982,636	9,210	—	1,284,178
Long-term deferred revenue	—	—	17,734	—	17,734
Other long-term liabilities	—	12,549	20,486	—	33,035
Stockholders’ equity (deficit)	680,340	(1,039,961)	(979,671)	2,012,485	673,193

Total liabilities and stockholders’ equity (deficit)	$27,217	$444,298	$1,810,375	$—	$2,281,890

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$297,631	$—	$297,631

Costs and expenses:
Operating, selling, general and administrative	—	36,949	162,602	—	199,551
Depreciation, amortization and accretion	—	4,096	69,095	—	73,191
Corporate expense allocation	—	(41,045)	41,045	—	—

Total costs and expenses	—	—	272,742	—	272,742

Operating income	—	—	24,889	—	24,889
Interest expense, net	(6,511)	(12,661)	(2,156)	—	(21,328)
Interest expense allocation	6,511	12,661	(19,172)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	3,561	—	3,561
Income tax expense	—	—	681	—	681

Net income before equity in undistributed earnings of subsidiaries	—	—	2,880	—	2,880
Equity in undistributed earnings of subsidiaries	2,880	2,880	—	(5,760)	—

Net income	$2,880	$2,880	$2,880	$(5,760)	$2,880

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$282,584	$—	$282,584

Costs and expenses:
Operating, selling, general and administrative	—	39,905	155,396	—	195,301
Depreciation, amortization and accretion	—	3,852	66,007	—	69,859
Corporate expense allocation	—	(43,757)	43,757	—	—

Total costs and expenses	—	—	265,160	—	265,160

Operating income	—	—	17,424	—	17,424
Interest expense, net	(6,008)	(12,371)	(3,441)	—	(21,820)
Interest expense allocation	6,008	12,371	(18,379)		—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(4,396)	—	(4,396)
Income tax expense	—	—	375	—	375

Net loss before equity in undistributed losses of subsidiaries	—	—	(4,771)	—	(4,771)
Equity in undistributed losses of subsidiaries	(4,771)	(4,771)	—	9,542	—

Net loss	$(4,771)	$(4,771)	$(4,771)	$9,542	$(4,771)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$2,880	$2,880	$2,880	$(5,760)	$2,880
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,096	69,095	—	73,191
Intercompany change	(6,473)	24,221	(23,508)	5,760	—
Discount on debt, amortization of debt issue costs and other	4,296	503	399	—	5,198
Stock based compensation	—	—	6,362	—	6,362
Changes in operating assets and liabilities	(567)	(25,336)	2,098	—	(23,805)

Net cash provided by operating activities	136	6,364	57,326	—	63,826

Cash flows from investing activities:
Capital expenditures	—	(3,074)	(63,085)	—	(66,159)
Other investing activities	—	(709)	5,858	—	5,149

Net cash used in investing activities	—	(3,783)	(57,227)	—	(61,010)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(132)	—	—	—	(132)
Payment of debt and capital lease obligations	—	(1,549)	(99)	—	(1,648)

Net cash used in financing activities	(132)	(1,549)	(99)	—	(1,780)

Increase in cash and cash equivalents	4	1,032	—	—	1,036
Cash and cash equivalents at beginning of period	21,033	331,143	—	—	352,176

Cash and cash equivalents at end of period	$21,037	$332,175	$—	$—	$353,212

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(4,771)	$(4,771)	$(4,771)	$9,542	$(4,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	3,852	66,007	—	69,859
Intercompany change	(3,954)	9,871	3,625	(9,542)	—
Discount on debt, amortization of deferred debt issue and other	3,968	439	3	—	4,410
Stock based compensation	—	—	6,085	—	6,085
Changes in operating assets and liabilities	3,461	(8,273)	(11,897)	—	(16,709)

Net cash provided by (used in) operating activities	(1,296)	1,118	59,052	—	58,874

Cash flows from investing activities:
Capital expenditures	—	(3,036)	(56,601)	—	(59,637)
Other investing activities	—	(6)	(2,381)	—	(2,387)

Net cash used in investing activities	—	(3,042)	(58,982)	—	(62,024)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	1,477	—	—	—	1,477
Payment of debt and capital lease obligations	—	(1,570)	(70)	—	(1,640)

Net cash (used in) provided by financing activities	1,477	(1,570)	(70)	—	(163)

Increase (decrease) in cash and cash equivalents	181	(3,494)	—	—	(3,313)
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$20,744	$297,474	$—	$—	$318,218

tw telecom inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The following discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

Cautions Concerning Forward Looking Statements

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, the impact of accounting changes, expense trends, future liquidity and capital resources, expected revenue mix, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and churn, Modified EBITDA trends, expected network expansion and grooming, and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct or fully accurate. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, and increases in the price we pay for use of facilities of ILECs, due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

tw telecom inc.

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of March 31, 2009, our fiber networks spanned approximately 27,000 route miles directly connecting approximately 9,700 buildings served by our metropolitan fiber facilities (on-net). We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet and VPN connections for customers, and also have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

On October 31, 2006, we acquired Xspedius Communications, LLC (“Xspedius”), which expanded our markets served from 44 to 75 and increased our market density in 12 markets that we already served. This acquisition provided us with additional opportunities to serve multi-city and multi-location customers and to provide our full product portfolio in additional markets.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type by quarter in 2008 and 2009 is as follows:

	For the Three Months Ended
	2008				2009
	March 31,	June 30,	September 30,	December 31,	March 31,
Enterprise / End Users	71%	72%	73%	74%	74%
Carrier	25%	25%	24%	23%	23%
Intercarrier Compensation	4%	3%	3%	3%	3%

Total Revenue	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

•

Increasing revenue by focusing on service offerings that meet the sophisticated data needs of our customers, such as our Ethernet and IP business-to-business VPN services, Internet-based services, managed services and converged voice and data bundled services, and developing future services to enhance our customers’ voice and data networking capabilities;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local and federal government entities;

•	Pursuing opportunities to expand our network reach to serve new customers and additional locations for existing customers;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operating efficiencies, preserve our liquidity and drive us towards greater profitability; and

•	Delivering a proactive and comprehensive customer care strategy that differentiates us from our competitors.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 27 consecutive quarters, including through the three months ended March 31, 2009, primarily through sales of our data and Internet products such as Internet and Ethernet. Revenue from our enterprise customers represented 74% of our total revenue for the three months tw telecom inc.

ended March 31, 2009 compared to 71% and 74% for the three months ended March 31, 2008 and December 31, 2008, respectively. We expect a growing percentage of our revenue will come from our enterprise customer base. Our expanded market footprint resulting from the acquired operations has provided us with opportunities to extend our customer reach and product portfolio into new markets. While enterprise revenue continues to grow, the rate of year over year growth has been declining over the past six quarters primarily due to churn in the customer base and re-pricing of services in connection with contract renewals, all of which have put downward pressure on revenue growth (see “Revenue and Customer Churn”).

Carrier Customer Revenue

Revenue from carrier customers declined 4% for the three months ended March 31, 2009 as compared to the same period in 2008. Carrier revenue, at 23% of our total revenue for the three months ended March 31, 2009, represented a smaller percentage of our total revenue than in the comparable prior year period. The continued decline as a percentage of total revenue was due to growth in revenue from enterprise customers, re-pricing of certain services in connection with contract renewals, and disconnections resulting primarily from industry consolidations. We experienced quarterly declines in carrier revenue throughout 2008 and we expect continued declines from carriers and ISPs due to disconnections, re-pricing and other factors.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% and 4% of our total revenue for the three months ended March 31, 2009 and 2008, respectively, and may decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use terminating on our network and the resolution of disputes. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation. Switched access revenue is compensation we receive from other carriers for the delivery of traffic between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Switched access rates are regulated by the Federal Communications Commission (“FCC”) and state public utility commissions. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

Revenue and Customer Churn

Monthly recurring revenue loss from service disconnects averaged 1.3% of monthly revenue for the three months ended March 31, 2009 compared to 1.1% for the three months ended March 31, 2008 and an average of 1.1% and 1.2% for the years ended December 31, 2007 and 2008, respectively. Customer and service disconnects occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, discontinuance of certain acquired products, and price competition from other providers. One contributing factor is the consolidations of AT&T Inc. with SBC Communications Inc. and BellSouth Corp., which has resulted and may continue to result in the combined company buying less local transport service from us in their local service areas, including declining revenue from AT&T’s wireless unit (formerly Cingular Wireless) due to Cingular’s acquisition of AT&T Wireless in 2004 and Cingular’s acquisition by AT&T in 2006. These revenue impacts have been and may continue to be partially mitigated by revenue commitments in our agreement with AT&T through 2011. Revenue from AT&T, including AT&T’s wireless unit, represented 5% and 6% of our total revenue for the three months ended March 31, 2009 and 2008, respectively. Another contributing factor has been tw telecom inc.

the impacts of the economy, which we believe contributed to an increase in churn in late 2007 and continued into the three months ended March 31, 2009 from customers in our acquired customer base that buy less complex services, especially smaller customers, mortgage related customers and carriers. More recently we are also experiencing increased disconnections in our other enterprise customer segments and we expect this to continue to pressure revenue growth.

Average monthly customer churn was 1.3% for the three months ended March 31, 2009 compared to 1.4% for the three months ended March 31, 2008 and 1.4% and 1.2% for the years ended December 31, 2008 and 2007, respectively. We define customer churn as the average number of customers disconnecting their services entirely divided by our monthly customer count. The majority of this customer churn, which we expect to continue, came from our smaller acquired customers that are below our desired service profile.

Our ability to continue to grow revenue is dependant on increasing sales production and customer acquisition and retention to outpace the impacts of churn and re-pricing of services for renewed contracts. We believe that the initiatives we have implemented to improve sales production, customer retention, product offerings targeted at enterprise customers, our ability to compete for multi-location customers, extending our product portfolio into our acquired markets, our extensive fiber network and our strong liquidity, which provides us the ability to invest in opportunities that will increase our revenue, will influence our future growth rates. However, we can not predict whether these initiatives or other factors will offset the impacts of churn, re-pricing of services related to contract renewals or other pressures to revenue growth caused by the current economic conditions and other factors. There is no assurance that we will be able to continue to maintain our sales at a level that will result in future revenue growth if the higher churn that we have experienced due to the economic downturn continues.

Pricing

Over the past year, our revenue was impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on certain products such as integrated service bundles for small customers, high capacity Internet access, and inter-city point-of-presence to point-of-presence dedicated services. Pricing declines to current levels impacted revenue from some existing customers that renewed services with expired terms. We expect this pricing pressure may continue and cannot predict whether other products will be impacted.

Pricing of Special Access Services

We provide special access services over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the broadband services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us.

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

tw telecom inc.

time division multiplexed special access circuits that we use for access to buildings that are not connected to our network with our fiber. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the impact of that outcome on our business.

In 2005, we negotiated a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T supplies us with special access and other services for end user access and transport with certain service level commitments through June 2010 in SBC’s former 13 state local service territories. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We have agreements or tariffed term and volume plans with AT&T for the former BellSouth territory and with the other ILECs, which in some cases do not preclude prospective price increases. However, the ability of the ILECs to increase their special access prices is in some cases subject to regulatory constraints.

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

Due to successful collection efforts aided by system enhancements, internal controls and our revenue recognition policies, our bad debt expense remained at less than 1% of our total revenue for 2008. However, customers that have experienced financial difficulties have increased our bad debt expense. Bad debt expense increased to 1.2% for the three months ended March 31, 2009 compared to 0.3% for the three months ended March 31, 2008. We believe that bad debt expense could increase throughout 2009 as a result of customers’ financial difficulties related to the economic environment.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2008, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion, which requires our Convertible Debentures to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this tw telecom inc.

estimated fair value is recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected term of the convertible debt instrument. FSP APB 14-1 changes the accounting treatment for our Convertible Debentures and requires retrospective application to all periods presented in the financial statements. Although FSP APB 14-1 does not impact our actual past or future cash flows, the impact to non-cash interest expense and results of operations was $4.2 million, or $0.03 per share, for the three months ended March 31, 2009 and $3.8 million, or $0.02 per share, for the three months ended March 31, 2008. We expect the impact to our non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ended December 31, 2009 and 2010, respectively. See Note 2 to our condensed consolidated financial statements.

Effective January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133, which changed the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have an impact on our consolidated financial position and result of operations. See Note 3 to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amends FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 provides additional guidance on estimating fair value for an asset or liability when the volume and level of activity have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosure about fair value measurement in annual and interim reporting periods. FSP FAS 157-4 is effective for our reporting period ending June 30, 2009 and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for our reporting period ending June 30, 2009 and is not expected to have an impact on our consolidated financial statements.

tw telecom inc.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2009		2008
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$112,042	38%	$92,790	33%
Network services	93,866	31	96,806	34
Voice services	83,077	28	83,073	29
Intercarrier compensation	8,646	3	9,915	4

Total revenue	297,631	100	282,584	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	123,731	42	120,821	43
Selling, general, and administrative (1)	75,820	25	74,480	26
Depreciation, amortization, and accretion	73,191	25	69,859	25

Total costs and expenses	272,742	92	265,160	94

Operating income	24,889	8	17,424	6
Interest expense	(21,458)	(7)	(24,506)	(9)
Interest income	130	—	2,686	1

Income (loss) before income taxes	3,561	1	(4,396)	(2)
Income tax expense	681	—	375	—

Net income (loss)	$2,880	1%	$(4,771)	(2)%

Income (loss) per share, basic and diluted	$0.02		$(0.03)

Weighted average shares outstanding, basic	147,853		146,810
Weighted average shares outstanding, diluted	148,620		146,810
Modified EBITDA (2)(3)	$104,442	35%	$93,368	33%
Net cash provided by operating activities	$63,826		$58,874
Net cash used in investing activities	$(61,010)		$(62,024)
Net cash used in financing activities	$(1,780)		$(163)

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended March 31,
	2009	2008
	(amounts in thousands)
Operating	$725	$925
Selling, general, and administrative	$5,637	$5,160

(2)

“Modified EBITDA” is defined as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash tw telecom inc.

stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility (see note 2 to our condensed consolidated financial statements) also eliminates certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition eliminates other non-cash items. However, the resulting calculation is not materially different for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Three Months Ended March 31,
	2009	2008
	(amounts in thousands)
Net income (loss)	$2,880	$(4,771)
Income tax expense	681	375
Interest income	(130)	(2,686)
Interest expense	21,458	24,506
Depreciation, amortization, and accretion	73,191	69,859
Non-cash stock-based compensation	6,362	6,085

Modified EBITDA	$104,442	$93,368

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Total revenue increased $15.0 million, or 5%, to $297.6 million for the three months ended March 31, 2009, from $282.6 million for the comparable period in 2008. The primary contributor to the growth in revenue was increased sales of data and Internet services revenue to enterprise customers.

Data and Internet services revenue increased $19.3 million, or 21%, to $112.0 million for the three months ended March 31, 2009, from $92.8 million for the comparable period in 2008. The increase in data and Internet services revenue primarily resulted from growth in sales of our Ethernet and IP-based products to enterprise customers.

Revenue from network services decreased $2.9 million, or 3%, to $93.9 million for the three months ended March 31, 2009 from $96.8 million for the comparable period in 2008. The decrease in network services revenue resulted primarily from repricing of certain renewed customer contracts and disconnects predominantly from carrier customers, including a $1.5 million decrease from one wireless customer. These decreases were partially offset by an increase in collocation services.

tw telecom inc.

Voice services revenue was $83.1 million for both the three months ended March 31, 2009 and 2008. The impact of growth in bundled and other local product sales was offset by customer disconnections. Usage based revenue included in voice services represented 4% of our total revenue for each of the three months ended March 31, 2009 and 2008.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $1.3 million, or 13%, to $8.6 million for the three months ended March 31, 2009, down from $9.9 million for the comparable period in 2008. The decrease was primarily due to rate reductions somewhat offset by increases in minutes of use.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $2.9 million, or 2%, to $123.7 million for the three months ended March 31, 2009, from $120.8 million for the comparable period in 2008. The increase in operating expenses is primarily due to higher direct costs associated with serving our customers resulting from growth in customer installations of service somewhat offset by reduced network costs from grooming and cost optimization activities and employee-related cost efficiencies. Operating expenses declined to 42% of total revenue for the three months ended March 31, 2009 compared to 43% of total revenue for the same period in 2008, reflecting synergies from the integration of acquired operations and scaling of our business. We continue our network grooming and pricing optimization activities intended to reduce the overall costs paid to carriers as a percentage of total revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $1.3 million, or 2%, to $75.8 million for the three months ended March 31, 2009, from $74.5 million for the comparable period in 2008. The increase is primarily due to higher bad debt expense and incentive-based compensation for sales employees due to growth in revenue partially offset by employee related cost efficiencies. Selling, general, and administrative expenses declined to 25% of total revenue for the three months ended March 31, 2008 compared to 26% of total revenue for the same period in 2008, reflecting employee cost efficiencies.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $3.3 million, or 5%, to $73.2 million for the three months ended March 31, 2009, from $69.9 million for the comparable period in 2008. The increase was primarily attributable to additions to property, plant and equipment made during 2008 and 2009. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated.

Interest Expense. Interest expense decreased $3.0 million, or 12%, to $21.5 million for the three months ended March 31, 2009, from $24.5 million for the comparable period in 2008. The decrease is primarily due to lower interest rates on our variable rate Term Loan. The adoption of FSP APB 14-1 on January 1, 2009 resulted in a retrospectively applied increase in our non-cash interest expense of $4.2 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively. We expect the impact to non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ended December 31, 2009 and 2010, respectively.

tw telecom inc.

Interest Income. Interest income decreased $2.6 million, or 95%, to $0.1 million for the three months ended March 31, 2009, from $2.7 million for the comparable period in 2008. The decrease is due to a decline in interest rates earned on investments. As of March 31, 2009, our investments were comprised of U.S. treasury money market funds.

Income tax expense. Income tax expense was $0.7 million for the three months ended March 31, 2009 for federal and state income taxes compared to $0.4 million for the comparable period in 2008 for state income taxes. During 2002, we established a valuation allowance for deferred taxes. As of March 31, 2009, our valuation allowance was $287.9 million and our net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the tax benefits that would be realizable utilizing tax planning strategies prior to the time that net operating loss carryforwards of $1.1 billion as of March 31, 2009 are due to expire, beginning in 2019.

Net Income (Loss) and Modified EBITDA. Net income was $2.9 million, or $0.02 per share, for the three months ended March 31, 2009 compared to a net loss of $4.8 million, or $0.03 per share, for the comparable period in 2008. This increase of $7.7 million resulted primarily from increased revenue slightly offset by an increase in selling, general and administrative costs and operating expenses. Modified EBITDA increased $11.1 million to $104.4 million, or 35% of total revenue for the three months ended March 31, 2009, from $93.4 million, or 33% of total revenue for the comparable period in 2008. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth, network cost optimization, employee cost efficiencies and scaling of our business.

We define Modified EBITDA as net income or loss before depreciation, amortization, and accretion, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. Other companies may define Modified EBITDA or similar terms differently. See Note 2 to the table under “Results of Operations” for a reconciliation between net income (loss) and Modified EBITDA.

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

tw telecom inc.

At March 31, 2009, we had $1.3 billion of total debt and capital lease obligations and $353.2 million of cash and cash equivalents compared to $1.3 billion of total debt and capital lease obligations and $352.2 million of cash and cash equivalents at December 31, 2008. Net debt (defined as total debt and capital lease obligations less cash and cash equivalents) increased $8.7 million from December 31, 2008 primarily due to accretion of the discount on our Convertible Debentures, capital expenditures and a reduction in interest income somewhat offset by cash provided by operating activities resulting from Modified EBITDA and lower interest payments.

Working capital, defined as current assets less current liabilities, was $200.7 million as of March 31, 2009, an increase of $19.1 million from December 31, 2008. Our working capital ratio, defined as current assets divided by current liabilities, was 1.81 as of March 31, 2009 as compared to 1.66 as of December 31, 2008. The increase in working capital is primarily a result of higher Modified EBITDA and lower net interest expense.

Cash Flow Activity

Cash and cash equivalents were $353.2 million and $318.2 million as of March 31, 2009 and 2008, respectively. The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended March 31,
	2009	2008
	(amounts in thousands)
Cash provided by operating activities	$63,826	$58,874
Cash used in investing activities	(61,010)	(62,024)
Cash used in financing activities	(1,780)	(163)

Increase (decrease) in cash and cash equivalents	$1,036	$(3,313)

Operations. Cash provided by operating activities was $63.8 million for the three months ended March 31, 2009 compared to $58.9 million for the same period in 2008. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and lower interest payments as a result of lower average interest rates on the Term Loan somewhat offset by changes in working capital, primarily due to the timing of payments to vendors. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $61.0 million for the three months ended March 31, 2009 compared to $62.0 million for the same period in 2008. The change is primarily a result of increased capital expenditures slightly offset by other investing activity. Cash used for capital expenditures in the three months ended March 31, 2009 was $66.2 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings compared to $59.6 million in the three months ended March 31, 2008.

Financing. Cash used in financing activities was $1.8 million for the three months ended March 31, 2009, primarily for payments on the Term Loan and capital lease obligations. Cash used in financing activities was $0.2 million for the three months ended March 31, 2008, primarily for payments on the Term Loan, substantially offset by proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan.

As of March 31, 2009, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014 (“2014 Notes”), $373.8 million principal amount of Convertible Debentures due 2026 (“Convertible tw telecom inc.

Debentures”), and $586.5 million under our Term Loan B maturing in January 2013. On January 14, 2009, we amended our Revolver maturing 2011 (“Revolver”) to terminate $20 million of the undrawn Revolver because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the undrawn Revolver are $80 million. The interest on the Term Loan is computed based on a specified Eurodollar rate plus a spread of 1.75% to 2.0%, of which 2.0% was in effect at March 31, 2009. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. Based on the weighted average effective interest rate of 3.45% at March 31, 2009, aggregate annual interest payments on $586.5 million of borrowings outstanding under the Term Loan, including the interest rate swaps in effect, would be $20.2 million. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase our outstanding 2014 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the amount of outstanding 2014 Notes or Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan or the indenture for the 2014 Notes, we currently may repurchase a portion of our 2014 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. Our Revolver would permit a repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents and meet certain other conditions. This test under the Revolver is more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and undrawn revolver as of March 31, 2009. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	The interests of TWTH in these entities are pledged to secure the Revolver and the Term Loan.
b	The assets and limited liability company interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.
c	These entities were former Xspedius local limited liability companies (LLCs) that have changed their names to names that include “tw telecom.” Certain of the former Xspedius local LLCs that operated in the same states as existing tw telecom state limited partnerships (LPs) and LLCs were consolidated with the tw telecom local entities through subsidiary mergers.

Capital Expenditures and Requirements

Our total capital expenditures were $73.4 million for the three months ended March 31, 2009 compared to $59.6 million for the same period in 2008. We incurred capital expenditures to develop and expand our network, products and systems. The increase in capital expenditures year over year was primarily due to increased success based capital investments (including the expansion of our collocation facilities in local markets), a strategic purchase of fiber assets and other market expansions as well as other IT investments to increase efficiencies partially offset by a reduction in integration capital expenditures. Success based spending consists of short to medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. For 2009, we expect total capital expenditures of approximately $250 million to $275 million, which we expect primarily will be success based. We expect that the amount that we must spend to replace older network components, especially electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to economic conditions.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of March 31, 2009, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $353.2 tw telecom inc.

million in cash and cash equivalents and an undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. Due to current capital market and credit conditions we may be unable to obtain such financing on acceptable terms or at all.

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

A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA and cause our failure to meet the required minimum ratios under the Revolver. Although we currently believe that we will continue to be in compliance with the covenants, various factors, including further deterioration of the economy, increased competition and loss of revenue from consolidation of large telecommunication companies, an acceleration of customer disconnects, a significant reduction in demand for our services without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors, could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required Modified EBITDA levels or to enhance liquidity.

The Revolver and Term Loan limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of our other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the lenders agree to further modify the covenants. If we are in default under any of the covenants, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. The current tightening of the credit markets may make such modifications more difficult to obtain than in the past. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all, especially in the current credit environment where traditional sources of financing may not be as readily available to us as in the past. Other risk factors, such as a rating downgrade could further impact our potential access to financing sources.

Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology, and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs tw telecom inc.

may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

As of March 31, 2009, our cash and cash equivalents were held in financial institutions and U.S. treasury money market mutual funds. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash and cash equivalent investments as market conditions change.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents. Based on our cash and cash equivalents of $353.2 million at March 31, 2009, a one-percent change in the interest rate would change the annual interest earned by $3.5 million. At March 31, 2009, investments included in cash and cash equivalents were comprised of U.S. treasury money market funds. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash and cash equivalent investments as market conditions change.

At March 31, 2009, we held commercial paper investments purchased in 2007 with a carrying value of $3.0 million with exposure to sub-prime mortgages that were past their maturity dates. These securities are classified as long-term investments in the March 31, 2009 condensed consolidated balance sheet.

We have fixed and variable rate debt. Our exposure with respect to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. We have entered into interest rate swap agreements to mitigate interest fluctuations on our variable rate Term Loan. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. Variable-rate debt instruments represented approximately 28% of our total debt at both March 31, 2009 and December 31, 2008. As of March 31, 2009, based on the $586.5 million outstanding balance on the Term Loan and the interest rate swaps in effect, a one-percent change in the applicable rate would change the annual amount of interest paid by $3.9 million.

At March 31, 2009, the fair values of our fixed rate 2014 Notes and our Convertible Debentures were approximately $386 million and $277 million, respectively, as compared to carrying values of $400 million and $296.4 million, respectively, each on the same date. These notes and debentures are not listed on any securities tw telecom inc.

exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4.	Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various claims and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of equity securities reportable under Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2009	—	$—	—	—
February 1 - February 28, 2009	—	—	—	—
March 1 - March 31, 2009	778	8.90	—	—

Total	778	$8.90	—	—

(1)	Consists of shares of restricted stock withheld by us to satisfy tax withholding obligations that arise upon the vesting of restricted stock awards for certain employees. Pursuant to our equity compensation plan, we allow certain employees to elect net share settlement of restricted stock awards whereby we withhold the number of shares from the award sufficient to satisfy the employee’s minimum tax withholding obligation that arises upon the vesting of the restricted stock. We then satisfy the withholding obligation on behalf of the employee. We do not have any publicly announced equity securities repurchase plans or programs.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: May 11, 2009	By:	/s/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2 –	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3 –	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4 –	Credit Agreement dated October 6, 2006 between Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

4.5 –	Commitment Reduction Agreement dated as of January 14, 2009 among tw telecom inc., tw telecom holdings inc., the Revolving Lenders and Wachovia Bank, National Association, as Administrative Agent

4.6 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc.

4.7 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009).*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference