Form 10-Q
period 2009-06-30
tw telecom inc.
filed 2009-08-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2009 was 149,232,427 shares.

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$391,801	$352,176
Receivables, less allowances of $11,214 and $11,271, respectively	74,799	82,391
Prepaid expenses and other current assets	12,721	10,375
Deferred income taxes	10,475	10,475

Total current assets	489,796	455,417

Long-term investments	2,990	2,990
Property, plant and equipment	3,389,653	3,266,868
Less accumulated depreciation	(2,084,625)	(1,959,958)

	1,305,028	1,306,910

Deferred income taxes	48,275	48,275
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	36,646	41,071
Other assets, net of accumulated amortization	12,715	14,533

Total assets	$2,308,144	$2,281,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,997	$46,399
Deferred revenue	32,359	30,419
Accrued taxes, franchise and other fees	65,337	64,270
Accrued interest	16,577	17,386
Accrued payroll and benefits	33,072	38,245
Accrued carrier costs	34,321	34,818
Current portion of debt and capital lease obligations (note 2)	8,114	7,221
Other current liabilities	36,935	34,992

Total current liabilities	268,712	273,750

Long-term debt and capital lease obligations (note 2)	1,295,461	1,284,178
Long-term deferred revenue	16,908	17,734
Other long-term liabilities	29,514	33,035

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 149,223,624 and 147,774,297 shares issued and outstanding, respectively	1,492	1,478
Additional paid-in capital	1,778,181	1,764,432
Accumulated other comprehensive loss	(5,346)	(7,147)
Accumulated deficit	(1,076,778)	(1,085,570)

Total stockholders’ equity	697,549	673,193

Total liabilities and stockholders’ equity	$2,308,144	$2,281,890

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$115,829	$97,318	$227,871	$190,108
Network services	93,297	98,804	187,163	195,610
Voice services	83,538	84,707	166,615	167,780
Intercarrier compensation	8,395	9,341	17,041	19,256

Total revenue	301,059	290,170	598,690	572,754

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	123,219	121,274	246,950	242,095
Selling, general and administrative	75,504	75,483	151,324	149,963
Depreciation, amortization, and accretion	74,406	70,919	147,597	140,778

Total costs and expenses	273,129	267,676	545,871	532,836

Operating income	27,930	22,494	52,819	39,918
Interest expense	(21,027)	(22,767)	(42,485)	(47,273)
Interest income	81	1,538	211	4,224
Other loss	—	(4,095)	—	(4,095)

Income (loss) before income taxes	6,984	(2,830)	10,545	(7,226)
Income tax expense	1,072	378	1,753	753

Net income (loss)	$5,912	$(3,208)	$8,792	$(7,979)

Net income (loss) per common share, basic and diluted	$0.04	$(0.02)	$0.06	$(0.05)

Weighted average shares outstanding, basic	147,970	147,136	147,912	146,973

Weighted average shares outstanding, diluted	149,557	147,136	149,094	146,973

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$778	$803	$1,503	$1,728

Selling, general and administrative	$5,809	$4,553	$11,446	$9,713

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$8,792	$(7,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	147,597	140,778
Stock based compensation	12,949	11,441
Discount on debt, amortization of deferred debt issue costs and other	10,142	12,993
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	5,553	(486)
Accounts payable, deferred revenue, and other liabilities	(14,605)	(26,094)

Net cash provided by operating activities	170,428	130,653

Cash flows from investing activities:
Capital expenditures	(134,719)	(126,482)
Other investing activities, net	6,994	(1,142)

Net cash used in investing activities	(127,725)	(127,624)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	814	4,073
Payment of debt and capital lease obligations	(3,892)	(3,477)

Net cash (used in) provided by financing activities	(3,078)	596

Increase in cash and cash equivalents	39,625	3,625
Cash and cash equivalents at beginning of period	352,176	321,531

Cash and cash equivalents at end of period	$391,801	$325,156

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,024	$39,389

Cash paid for income taxes	$2,208	$990

Addition of capital lease obligation	$7,893	$1,560

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity

	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2008	147,774	$1,478	$1,764,432	$(7,147)	$(1,085,570)	$673,193
Net income	—	—	—	—	8,792	8,792
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	1,801	—	1,801

Total comprehensive income	—	—	—	—	—	10,593
Shares issued for cash in connection with the exercise of stock options net of shares withheld to satisfy employee tax obligations upon vesting of awards	186	2	812	—	—	814
Stock-based compensation	1,264	12	12,937	—	—	12,949

Balance at June 30, 2009	149,224	$1,492	$1,778,181	$(5,346)	$(1,076,778)	$697,549

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year. The Company has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts within current liabilities have been reclassified for comparability with the 2009 presentation.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion (“FSP APB 14-1”), which requires the Company’s convertible debentures (see Note 2 for a description) to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected term of the convertible debt instrument. FSP APB 14-1 changes the accounting treatment for the Company’s convertible debentures and requires retrospective application to all periods presented in the financial statements. Although FSP APB 14-1 does not impact the Company’s actual past or future cash flows, the impact to non-cash interest expense and results of operations was $4.2 million, or $0.03 per share, and $3.9 million, or $0.02 per share, for the three months ended June 30, 2009 and 2008, respectively, and $8.4 million, or $0.06 per share, and $7.7 million, or $0.05 per share, for the six months ended June 30, 2009 and 2008, respectively (see Note 2). The Company expects the impact to its non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ended December 31, 2009 and 2010, respectively.

Effective January 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 161 Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133 (“SFAS 161”), which changed the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have an impact on the Company’s consolidated financial position and results of operations (see Note 3).

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which amends SFAS No. 157, Fair Value Measurements. FSP FAS 157-4 provides additional guidance on estimating fair value for an asset or liability when the volume and level of activity have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosure about fair value measurement in annual and interim reporting periods. FSP FAS 157-4 was effective for the Company for its reporting period ended June 30, 2009 and did not have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 was effective for the Company for its reporting period ended June 30, 2009 and did not have an impact on its consolidated financial statements. The Company has provided the additional disclosures required in Note 4.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which provides further guidance on the measurement, recognition and presentation of other than temporary impairments of assets and requires additional disclosures. FSP 115-2 was effective for the Company for its reporting period ended June 30, 2009 and did not have an impact on its consolidated financial statements. The Company has provided the additional disclosures required below in “Cash Equivalents and Investments”.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (see “Basis of Presentation” above). SFAS 165 was effective for the Company for its reporting period ended June 30, 2009, and shall be applied prospectively. The adoption of this statement did not have an effect on the Company’s condensed consolidated financial statements except for additional disclosures provided above in Basis of Presentation.

Cash Equivalents and Investments

At June 30, 2009 and December 31, 2008, investments of $385.7 million and $351.7 million, respectively, included in cash and cash equivalents were comprised of U.S. treasury money market funds and the carrying value approximates fair value. At June 30, 2009 and December 31, 2008, long term investments of $3.0 million were comprised of commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity date and represent fair value (see Note 4).

Revenue

The Company’s revenue is derived primarily from business communications services. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide area Ethernet, and virtual private network solutions. Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage, using state-of-the-art fiber optics. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services, and VoIP. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from other local exchange carriers (“LECs”) for local exchange traffic originated on their facilities and terminated on the Company’s facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

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

Revenue for data and Internet, network and the majority of revenue for voice services is generally billed in advance on a monthly fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage, with some fixed rate elements. The other transactional elements of voice services are billed in arrears and estimates are used to recognize revenue in the period earned.

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. If there is a billing dispute with a customer, revenue generally is not recognized until the dispute is resolved.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $9.7 million and $9.3 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $18.5 million and $17.9 million for the six months ended June 30, 2009 and 2008, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major long distance and wireless carriers. The Company’s top ten customers accounted for an aggregate of 22% and 24% of the Company’s total revenue for the six months ended June 30, 2009 and 2008, respectively. No customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2009 or 2008.

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

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 32.0 million shares and 29.6 million shares for the three months ended June 30, 2009 and 2008, respectively, and 31.9 million and 33.9 million shares for the six months ended June 30, 2009 and 2008, respectively. The following table provides the calculation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) as reported	$5,912	$(3,208)	$8,792	$(7,979)

Basic weighted average shares outstanding	147,970	147,136	147,912	146,973
Dilutive effect of stock options outstanding	811	—	648	—
Dilutive effect of unvested restricted stock	776	—	534	—

Diluted weighted average shares	149,557	147,136	149,094	146,973
Earnings (loss) per share—basic and diluted	$0.04	$(0.02)	$0.06	$(0.05)

Stock-Based Compensation

The Company applies the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires the cost of share-based payments to be recognized as expense over the requisite service period, which is generally the vesting period of the award. The fair value of options was tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the six months ended June 30, 2009 and 2008, the estimated fair value of the options is amortized to expense on a straight-line basis (net of estimated forfeitures) over the options’ vesting period. The weighted-average fair value of options granted was $3.55 and $7.24 for the six months ended June 30, 2009 and 2008, respectively, with the following weighted-average assumptions:

	Six months ended June 30,
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

As of June 30, 2009, there was $27.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years, and $26.2 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

2. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations were as follows:

	June 30, 2009	December 31, 2008

	(amounts in thousands)
Term Loan B, due 2013	$585,000	$588,000
9 1/4% Senior Notes, due 2014	400,000	400,000
2.375% Convertible Senior Debentures, due 2026	373,750	373,750
Capital lease obligations	17,857	10,782

Total obligations	1,376,607	1,372,532
Unamortized premium	257	285
Unamortized discount	(73,289)	(81,418)
Current portion	(8,114)	(7,221)

Total long-term debt and capital lease obligations	$1,295,461	$1,284,178

As of June 30, 2009, the Company and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

Amendment to Undrawn Credit Facility

Holdings has a $680 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013, of which $585.0 million was outstanding as of June 30, 2009, and an undrawn revolving credit facility (the “Revolver”) expiring in October 2011. On January 14, 2009, tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings amended its Revolver to terminate $20 million of the undrawn Revolver because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the undrawn Revolver are $80 million.

Convertible Debentures

As of June 30, 2009, the Company had outstanding $373.8 million principal amount of 2   3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the debentures for cash on April 1, 2013, April 1, 2016 or April 1, 2021 at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures representing a conversion price of $18.64 per share. Upon conversion or redemption, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

As a result of its January 1, 2009 adoption of FSP APB 14-1 (see Note 1), the Company separated the Convertible Debentures into debt and equity components at issuance and has assigned a value to each. The value assigned to the debt component was $253.3 million and represents the estimated fair value, as of the issuance date (March 29, 2006), of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value was recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected seven year term of the debt. The value assigned to the equity component of $120.5 million, net of an allocable portion of deferred debt issuance costs, is included as a component of additional paid in capital. FSP APB 14-1 requires retrospective application to all periods presented in the financial statements. Although FSP APB 14-1 does not impact the Company’s actual past or future cash flows, the impact to non-cash interest expense and results of operations was $4.2 million, or $0.03 per share, and $3.9 million, or $0.02 per share, for the three months ended June 30, 2009 and 2008, respectively, and $8.4 million, or $0.06 per share, and $7.7 million, or $0.05 per share, for the six months ended June 30, 2009 and 2008, respectively. The following table presents the December 31, 2008 balance sheet line items affected as adjusted after retrospective application of FSP APB 14-1 and as originally reported:

	December 31, 2008
	As Adjusted	As Reported
	(amounts in thousands)
Other assets, net of accumulated amortization	$14,533	$19,648
Long-term debt and capital lease obligations	$1,284,178	$1,365,596
Additional paid in capital	$1,764,432	$1,647,626
Accumulated deficit	$(1,085,570)	$(1,045,067)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unamortized liability component of $73.3 million, as of June 30, 2009, will be amortized to interest expense using the interest rate method through March 31, 2013. The following table reflects the equity and liability components included in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

	(amounts in thousands)
Principal amount of Convertible Debentures	$373,750	$373,750
Unamortized discount	(73,289)	(81,418)

Net carrying amount of Convertible Debentures	$300,461	$292,332

The Company recognized the following amounts to interest expense related to the Convertible Debentures, excluding deferred debt issuance costs, for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Interest expense, contractual amount at 2.375%	$2,219	$2,219	$4,438	$4,438
Interest expense, amortization of discount	4,108	3,773	8,129	7,468

Total interest expense for Convertible Debentures	$6,327	$5,992	$12,567	$11,906

Effective interest rate on liability component	8.5%	8.5%	8.5%	8.5%

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

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. During the three and six months ended June 30, 2009 and 2008, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

The following table reflects the terms of Holdings’ interest rate swap agreements in effect at June 30, 2009:

Term		Notional amount	Fixed rate	Total rate, including spread
Beginning	End
April 30, 2008	April 30, 2010	$100 million	3.23%	5.23%
November 28, 2008	November 28, 2011	$100 million	2.96%	4.96%

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	June 30, 2009	December 31, 2008

		(amounts in thousands)
Interest rate swap agreements	Other current liabilities	$2,200	$—
Interest rate swap agreements	Other long-term liabilities	3,146	7,147

Total fair value of derivatives designated as cash flow hedges		$5,346	$7,147

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 were $5.3 million and $7.1 million, respectively. Based on the fair value of $5.3 million at June 30, 2009, the Company expects to recognize in interest expense $4.5 million of net losses on interest rate swap agreements during the next twelve months upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense are dependent on the interest rates in effect when settlements on the interest rate swap agreements occur each month. The variable rate, including the applicable spread, in effect at June 30, 2009 for the Term Loan, excluding the impact of the interest rate swap agreements, was 2.3%. The effect of the interest rate swaps on the condensed consolidated statements of operations was as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Gain/(Loss) recognized in other comprehensive income/(loss) (effective portion)	$2,955	$228	$4,473	$228

Gain/(Loss) reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(1,352)	$(102)	$(2,672)	$(102)

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreements priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings and are included as a component of other current liabilities and other long-term liabilities in the condensed consolidated balance sheet.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the condensed consolidated balance sheets. The carrying value of the investments as of June 30, 2009 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the instruments underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying instruments under various liquidation scenarios. Actual values and amounts the Company receives from these investments may differ from those estimates.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

	(amounts in thousands)
Assets
Money market mutual funds	$385,674	$—	$—	$385,674
Long-term investments	—	—	2,990	2,990

Total assets	$385,674	$—	$2,990	$388,664

Liabilities
Interest rate swap agreements	$—	$5,346		$5,346

Total liabilities	$—	$5,346	$—	$5,346

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adoption of FSP 107-1 (see Note 1), the Company has estimated the fair value of its long term debt. The Company’s long term debt has not been listed on any securities exchange or inter-dealer automated quotation system and the estimated fair values are based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. The following table summarizes the carrying amounts and estimated fair values of the Company’s long term debt, including the current portion.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B	$585,000	$546,162	$588,000	$454,230
9 1/4% Senior Notes, including premium	400,257	396,500	400,285	326,500
2.375% Convertible Senior Debentures, net of discount	300,461	310,680	292,332	242,788

Total debt	$1,285,718	$1,253,342	$1,280,617	$1,023,518

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

Under the Rights Plan, commencing January 20, 2009, each share of common stock carries with it one preferred share purchase right (a “Right”) until the distribution date (the date the Rights become exercisable) or earlier expiration of the Rights as defined in the Rights Plan. The Rights will trade with and be inseparable from the common stock until the distribution date. The Rights Plan is designed to deter acquisitions of the Company’s common stock that would result in a stockholder owning 4.9% or more of the Company’s outstanding shares or increase an existing 4.9% or greater stockholder’s percentage ownership of the Company’s stock as of January 20, 2009 by greater than 0.5% of the Company’s outstanding shares by diluting the ownership interest of a stockholder whose ownership after the adoption of the Rights Plan exceeds those thresholds, unless the stockholder obtains an exemption from the Company’s Board of Directors.

The Rights become exercisable after a public announcement that a stockholder’s ownership exceeds the threshold (“Acquiring Party”). If the Rights become exercisable, each Right allows the stockholder, other than the Acquiring Party, to purchase for an exercise price of $30 subject to adjustment, one-one hundredth of a share of Series A Junior Preferred Stock. This portion of a preferred share will give the stockholder approximately the tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

same dividend and liquidation rights as one share of common stock. Instead of the purchase right, the Company may elect to exchange each Right for a share of common stock to be issued to each common stockholder other than the Acquiring Party. The Rights Plan will terminate upon the earliest of (1) the Company’s Board of Directors’ determination that the plan is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other reason; (2) January 20, 2012 or (3) certain other events described in the Rights Plan, including the Board of Directors’ determination that termination is in the Company’s best interest. The Company’s stockholders approved the Rights Plan at the Company’s 2009 Annual Meeting of Stockholders.

7. Supplemental Guarantor Information

As of June 30, 2009, Holdings (“Issuer”) had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2014 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2009 and 2008, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and 2008.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,537	$367,264	$—	$—	$391,801
Receivables, net	—	—	74,799	—	74,799
Prepaid expenses and other current assets	1,230	7,352	4,139	—	12,721
Deferred income taxes	—	10,475	—	—	10,475

Total current assets	25,767	385,091	78,938	—	489,796

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,933	1,267,095	—	1,305,028
Deferred income taxes	—	48,275	—	—	48,275
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	4,118	8,065	37,178	—	49,361

Total assets	$29,885	$482,354	$1,795,905	$—	$2,308,144

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$5,973	$36,024	$—	$41,997
Other current liabilities	2,219	57,584	166,912	—	226,715
Intercompany payable (receivable)	(1,854,824)	(655,423)	2,510,247	—	—

Total current liabilities	(1,852,605)	(591,866)	2,713,183	—	268,712

Losses in subsidiary in excess of investment	879,135	1,115,806	—	(1,994,941)	—
Long-term debt and capital lease obligations	300,461	979,498	15,502	—	1,295,461
Long-term deferred revenue	—	—	16,908	—	16,908
Other long-term liabilities	—	8,284	21,230	—	29,514
Stockholders’ equity (deficit)	702,894	(1,029,368)	(970,918)	1,994,941	697,549

Total liabilities and stockholders’ equity (deficit)	$29,885	$482,354	$1,795,905	$—	$2,308,144

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,033	$331,143	$—	$—	$352,176
Receivables, net	—	—	82,391	—	82,391
Prepaid expenses and other current assets	1,517	6,067	2,791	—	10,375
Deferred income taxes	—	10,475	—	—	10,475

Total current assets	22,550	347,685	85,182	—	455,417

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,142	1,269,768	—	1,306,910
Deferred income taxes	—	48,275	—	—	48,275
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	4,667	8,206	42,731	—	55,604

Total assets	$27,217	$444,298	$1,810,375	$—	$2,281,890

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,127	$34,272	$—	$46,399
Other current liabilities	2,219	62,189	162,943	—	227,351
Intercompany payable (receivable)	(1,836,743)	(708,658)	2,545,401	—	—

Total current liabilities	(1,834,524)	(634,342)	2,742,616	—	273,750

Losses in subsidiary in excess of investment	889,069	1,123,416	—	(2,012,485)	—
Long-term debt and capital lease obligations	292,332	982,636	9,210	—	1,284,178
Long-term deferred revenue	—	—	17,734	—	17,734
Other long-term liabilities	—	12,549	20,486	—	33,035
Stockholders’ equity (deficit)	680,340	(1,039,961)	(979,671)	2,012,485	673,193

Total liabilities and stockholders’ equity (deficit)	$27,217	$444,298	$1,810,375	$—	$2,281,890

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$301,059	$—	$301,059

Costs and expenses:
Operating, selling, general and administrative	—	39,835	158,888	—	198,723
Depreciation, amortization and accretion	—	4,326	70,080	—	74,406
Corporate expense allocation	—	(44,161)	44,161	—	—

Total costs and expenses	—	—	273,129	—	273,129

Operating income	—	—	27,930	—	27,930
Interest expense, net	(6,600)	(11,508)	(2,838)	—	(20,946)
Interest expense allocation	6,600	11,508	(18,108)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	6,984	—	6,984
Income tax expense	—	—	1,072	—	1,072

Net income before equity in undistributed earnings of subsidiaries	—	—	5,912	—	5,912
Equity in undistributed earnings of subsidiaries	5,912	5,912	—	(11,824)	—

Net income	$5,912	$5,912	$5,912	$(11,824)	$5,912

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$290,170	$—	$290,170

Costs and expenses:
Operating, selling, general and administrative	—	41,606	155,151	—	196,757
Depreciation, amortization and accretion	—	3,913	67,006	—	70,919
Corporate expense allocation	—	(45,519)	45,519	—	—

Total costs and expenses	—	—	267,676	—	267,676

Operating income	—	—	22,494	—	22,494
Interest expense, net	(6,129)	(15,419)	319	—	(21,229)
Other income loss	—	(4,095)	—	—	(4,095)
Interest expense and other loss allocation	6,129	19,514	(25,643)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(2,830)	—	(2,830)
Income tax expense	—	4	374	—	378

Net loss before equity in undistributed losses of subsidiaries	—	(4)	(3,204)	—	(3,208)
Equity in undistributed losses of subsidiaries	(3,208)	(3,204)	—	6,412	—

Net loss	$(3,208)	$(3,208)	$(3,204)	$6,412	$(3,208)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$598,690	$—	$598,690

Costs and expenses:
Operating, selling, general and administrative	—	76,784	321,490	—	398,274
Depreciation, amortization and accretion	—	8,422	139,175	—	147,597
Corporate expense allocation	—	(85,206)	85,206	—	—

Total costs and expenses	—	—	545,871	—	545,871

Operating income	—	—	52,819	—	52,819
Interest expense, net	(13,111)	(24,169)	(4,994)	—	(42,274)
Interest expense allocation	13,111	24,169	(37,280)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	10,545	—	10,545
Income tax expense	—	—	1,753	—	1,753

Net income before equity in undistributed earnings of subsidiaries	—	—	8,792	—	8,792
Equity in undistributed earnings of subsidiaries	8,792	8,792	—	(17,584)	—

Net income	$8,792	$8,792	$8,792	$(17,584)	$8,792

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$572,754	$—	$572,754

Costs and expenses:
Operating, selling, general and administrative	—	81,511	310,547	—	392,058
Depreciation, amortization and accretion	—	7,765	133,013	—	140,778
Corporate expense allocation	—	(89,276)	89,276	—	—

Total costs and expenses	—	—	532,836	—	532,836

Operating income	—	—	39,918	—	39,918
Interest expense, net	(12,137)	(27,790)	(3,122)	—	(43,049)
Other loss	—	(4,095)	—		(4,095)
Interest expense and other loss allocation	12,137	31,885	(44,022)	—	—

Income before income taxes and equity in undistributed losses of subsidiaries	—	—	(7,226)	—	(7,226)
Income tax expense	—	4	749	—	753

Net loss before equity in undistributed losses of subsidiaries	—	(4)	(7,975)	—	(7,979)
Equity in undistributed losses of subsidiaries	(7,979)	(7,975)	—	15,954	—

Net loss	$(7,979)	$(7,979)	$(7,975)	$15,954	$(7,979)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$8,792	$8,792	$8,792	$(17,584)	$8,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	8,422	139,175	—	147,597
Intercompany change	(5,132)	52,420	(64,872)	17,584	—
Discount on debt, amortization of debt issue costs and other	8,677	935	530	—	10,142
Stock based compensation	—	—	12,949	—	12,949
Changes in operating assets and liabilities	(9,647)	(22,878)	23,473	—	(9,052)

Net cash provided by operating activities	2,690	47,691	120,047	—	170,428

Cash flows from investing activities:
Capital expenditures	—	(11,920)	(122,799)	—	(134,719)
Other investing activities	—	3,775	3,219	—	6,994

Net cash used in investing activities	—	(8,145)	(119,580)	—	(127,725)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	814	—	—	—	814
Payment of debt and capital lease obligations	—	(3,425)	(467)	—	(3,892)

Net cash used in (provided by) financing activities	814	(3,425)	(467)	—	(3,078)

Increase in cash and cash equivalents	3,504	36,121	—	—	39,625
Cash and cash equivalents at beginning of period	21,033	331,143	—	—	352,176

Cash and cash equivalents at end of period	$24,537	$367,264	$—	$—	$391,801

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(7,979)	$(7,979)	$(7,975)	$15,954	$(7,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	7,765	133,013	—	140,778
Intercompany change	(1,167)	4,287	12,834	(15,954)	—
Discount on debt, investment impairment, deferred debt issue and other	8,017	4,973	3	—	12,993
Stock based compensation	—	—	11,441	—	11,441
Changes in operating assets and liabilities	(2,624)	3,826	(27,782)	—	(26,580)

Net cash (used in) provided by operating activities	(3,753)	12,872	121,534	—	130,653

Cash flows from investing activities:
Capital expenditures	—	(6,430)	(120,052)	—	(126,482)
Other investing activities	—	79	(1,221)	—	(1,142)

Net cash used in investing activities	—	(6,351)	(121,273)	—	(127,624)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	4,073	—	—	—	4,073
Payment of debt and capital lease obligations	—	(3,216)	(261)	—	(3,477)

Net cash provided by (used in) financing activities	4,073	(3,216)	(261)	—	596

Increase in cash and cash equivalents	320	3,305	—	—	3,625
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$20,883	$304,273	$—	$—	$325,156

tw telecom inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct or fully accurate. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, and increases in the price we pay for use of facilities of ILECs due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

tw telecom inc.

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of June 30, 2009, our fiber networks spanned approximately 27,100 route miles directly connecting approximately 9,900 buildings served by our metropolitan fiber facilities (on-net) exclusive of inactive buildings and LEC local servicing offices connected with our fiber. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between markets supporting end-to-end Ethernet and VPN connections for customers, and also have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. In addition, we provide on-net inter-city switched services between our markets that offer customers a virtual presence in a remote city.

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

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type by quarter in 2008 and 2009 is as follows:

	For the Three Months Ended
	2008				2009
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Enterprise / End Users	71%	72%	73%	74%	74%	75%
Carrier	25%	25%	24%	23%	23%	22%
Intercarrier Compensation	4%	3%	3%	3%	3%	3%

Total Revenue	100%	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

•

Increasing revenue by focusing on service offerings that meet the sophisticated data needs of our customers, such as our Ethernet and IP business-to-business VPN services, Internet-based services, managed services and converged voice and data bundled services, and developing future services to enhance our customers’ voice and data networking capabilities;

•	Continuing to diversify our customer base and increasing revenue from enterprise customers, including businesses and local, state and federal government entities;

•	Pursuing opportunities to expand our network reach to serve new customers and additional locations for existing customers;

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operating efficiencies, preserve our liquidity and drive us towards greater profitability; and

•	Delivering a proactive and comprehensive customer care strategy that differentiates us from our competitors.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 28 consecutive quarters, including through the three months ended June 30, 2009, primarily through sales of our data and Internet products such as Ethernet and tw telecom inc.

IP based product sales. Revenue from our enterprise customers represented 75% of our total revenue for the three months ended June 30, 2009 compared to 72% for the three months ended June 30, 2008. We expect a growing percentage of our revenue will come from our enterprise customer base. Our expanded market footprint resulting from the acquired operations has provided us with opportunities to extend our customer reach and product portfolio into new markets. While enterprise revenue continues to grow, the rate of year over year growth has been declining over the past seven quarters primarily due to revenue churn that we believe was mainly related to the economic environment and re-pricing of services in connection with contract renewals (see “Revenue and Customer Churn”).

Carrier Customer Revenue

Revenue from carrier customers declined 6% for the three months ended June 30, 2009 as compared to the same period in 2008. Carrier revenue, at 22% of our total revenue for the three months ended June 30, 2009, represented a smaller percentage of our total revenue than in the comparable prior year period. The continued decline as a percentage of total revenue was due to growth in revenue from enterprise customers, re-pricing of certain services in connection with contract renewals and disconnections resulting from business contractions and cost cutting measures driven by the economic environment. We experienced quarterly declines in carrier revenue throughout 2008 and we expect continued declines from carriers and ISPs due to disconnections, re-pricing and other factors.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for both the three months ended June 30, 2009 and 2008, and may decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use terminating on our network and the resolution of disputes. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation. Switched access revenue is compensation we receive from other carriers for the delivery of traffic between a long distance carrier’s point of presence and an end user’s premises provided through our switching facilities. Switched access rates are regulated by the FCC and state public utility commissions. Reciprocal compensation represents compensation from a LEC for local exchange traffic originated on their facilities and terminated on our facilities. Reciprocal compensation rates are established by interconnection agreements between the parties based on federal and state regulatory and judicial rulings.

Revenue and Customer Churn

Average lost recurring monthly billing from service disconnects was 1.3% of monthly revenue for the three months ended June 30, 2009 compared to 1.2% for the three months ended June 30, 2008 and an average of 1.2% and 1.1% for the years ended December 31, 2008 and 2007, respectively. Customer and service disconnects occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, discontinuance of certain acquired products and price competition from other providers. One contributing factor is the consolidations of AT&T Inc. with SBC Communications Inc. and BellSouth Corp., which has resulted and may continue to result in the combined company buying less local transport service from us in their local service areas, including declining revenue from AT&T’s wireless unit (formerly Cingular Wireless) due to Cingular’s acquisition of AT&T Wireless in 2004 and Cingular’s acquisition by AT&T in 2006. These revenue impacts have been and may continue to be partially mitigated by revenue commitments in our agreement with AT&T through 2011. Revenue from AT&T, including AT&T’s wireless unit, represented 5% and 6% of our total tw telecom inc.

revenue for the three months ended June 30, 2009 and 2008, respectively. We also believe that the impact of the economy contributed to an increase in churn beginning in late 2007 and continued into the six months ended June 30, 2009 from customers in our acquired customer base that buy less complex services, especially smaller customers, mortgage-related customers and carriers. More recently, we are also experiencing increased disconnections in our other enterprise customer segments and we expect this to continue to pressure revenue growth.

Average monthly customer churn was 1.4% for the three months ended June 30, 2009 compared to 1.5% for the three months ended June 30, 2008 and 1.4% and 1.2% for the years ended December 31, 2008 and 2007, respectively. We define customer churn as the average number of customers disconnecting their services entirely divided by our monthly customer count. The majority of this customer churn, which we expect to continue, came from our smaller customers.

Our ability to continue to grow revenue depends on increasing sales production and customer acquisition and retention to outpace the impacts of churn and re-pricing of services for renewed contracts. We believe that our future growth rates will be influenced by the initiatives we have implemented to improve sales production and customer retention, product offerings targeted at enterprise customers, our ability to compete for multi-location customers, the extension of our product portfolio into our acquired markets, our extensive fiber network and our strong liquidity, which provides us the ability to invest in opportunities that we believe will increase our revenue. However, we can not predict whether these initiatives or other factors will offset the impacts of revenue and customer churn, re-pricing of services related to contract renewals or other pressures to revenue growth caused by the current economic conditions and other factors. There is no assurance that we will be able to continue to maintain our sales at a level that will result in future revenue growth if the higher churn that we have experienced due to the economic downturn continues.

Pricing

Our revenue continues to be impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on various services, particularly with respect to smaller bandwidth customers with single-site needs and very large customers as well as customers’ heightened cost cutting initiatives due to the economy. In addition, revenue has been impacted by pricing declines to current levels for some existing customers that renewed services with expired terms. We expect this pricing pressure may continue.

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

We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. The FCC is reviewing its regulation of special access pricing in a pending proceeding. In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. The FCC has generally granted these petitions with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated. We and several other CLECs appealed these FCC rulings, but the D.C. Circuit Court of Appeals recently upheld the FCC’s decision.

tw telecom inc.

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

Other Financial Trends

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flows in the normal course of business from customer and service disconnects, the timing of sales and installations, seasonality of sales and usage, customer disputes and dispute resolutions, repricing of services upon contract renewals, ongoing revenue churn and fluctuations in expenses and capital expenditures. The current economic climate may magnify the impact of some of these factors. However, we cannot predict the total impact or timing on revenue, margins, and cash flows from these items.

We have undertaken several initiatives to increase revenue growth, margins and cash flows including revenue assurance and retention initiatives, cost reduction measures such as network grooming and cost optimization intended to reduce as a percentage of revenue the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies, and network investment initiatives to reduce the cost of equipment to increase overall capital efficiency. If our revenue growth, margins and cash flows decline in the future, we cannot predict whether these initiatives will be sufficient to maintain our current financial performance.

Due to successful collection efforts aided by system enhancements, internal controls and our revenue recognition policies, our bad debt expense remained at less than 1% of our total revenue for 2008. However, customers that have experienced financial difficulties have increased our bad debt expense in 2009. Bad debt expense increased to 0.7% for the six months ended June 30, 2009 compared to 0.3% for the six months ended June 30, 2008. We believe that bad debt expense could increase throughout 2009 as a result of customers’ financial difficulties related to the economic environment.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2008, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion, which requires our Convertible Debentures to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument tw telecom inc.

without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected term of the convertible debt instrument. FSP APB 14-1 changes the accounting treatment for our Convertible Debentures and requires retrospective application to all periods presented in the financial statements. Although FSP APB 14-1 does not impact our actual past or future cash flows, the impact to non-cash interest expense and results of operations was $4.2 million, or $0.03 per share and $3.9 million, or $0.02 per share, for the three months ended June 30, 2009 and 2008, respectively, and $8.4 million, or $0.06 per share and $7.7 million, or $0.05 per share, for the six months ended June 30, 2009 and 2008, respectively. We expect the impact to our non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ended December 31, 2009 and 2010, respectively. See Note 2 to our condensed consolidated financial statements.

Effective January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133, which changed the disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have an impact on our consolidated financial position and results of operations. See Note 3 to our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amends FASB Statement No. 157, Fair Value Measurements. FSP FAS 157-4 provides additional guidance on estimating fair value for an asset or liability when the volume and level of activity have significantly decreased in relation to normal market activity for the asset or liability. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosure about fair value measurement in annual and interim reporting periods. FSP FAS 157-4 was effective for our reporting period ended June 30, 2009 and did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 was effective for our reporting period ending June 30, 2009 and did not have an impact on our consolidated financial statements. We have provided the additional disclosures required in Note 4 to our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides further guidance on the measurement, recognition and presentation of other than temporary impairments of assets and requires additional disclosures. FSP 115-2 was effective for our reporting period ended June 30, 2009 and did not have an impact on our consolidated financial statements. We have provided the additional disclosures required in “Cash Equivalents and Investments” in Note 1 to our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for our reporting period ended June 30, 2009, and shall be applied prospectively. The adoption of this statement did not have an effect on tw telecom inc.

our condensed consolidated financial statements except for additional disclosures provided in “Basis of Presentation” in Note 1 to our condensed consolidated financial statements.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(amounts in thousands, except per share amounts)				(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$115,829	38%	$97,318	34%	$227,871	38%	$190,108	33%
Network services	93,297	31	98,804	34	187,163	31	195,610	35
Voice services	83,538	28	84,707	29	166,615	28	167,780	29
Intercarrier compensation	8,395	3	9,341	3	17,041	3	19,256	3

Total revenue	301,059	100	290,170	100	598,690	100	572,754	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	123,219	41	121,274	42	246,950	41	242,095	42
Selling, general, and administrative (1)	75,504	25	75,483	26	151,324	25	149,963	26
Depreciation, amortization, and accretion	74,406	25	70,919	24	147,597	25	140,778	25

Total costs and expenses	273,129	91	267,676	92	545,871	91	532,836	93

Operating income	27,930	9	22,494	8	52,819	9	39,918	7
Interest expense	(21,027)	(7)	(22,767)	(8)	(42,485)	(7)	(47,273)	(8)
Interest income	81	—	1,538	1	211	—	4,224	1
Other loss	—	—	(4,095)	(1)	—	—	(4,095)	(1)

Income (loss) before income taxes	6,984	2	(2,830)	(1)	10,545	2	(7,226)	(1)
Income tax expense	1,072	—	378	—	1,753	—	753	—

Net income (loss)	$5,912	2%	$(3,208)	(1)%	$8,792	1%	$(7,979)	(1)%

Net income (loss) per share, basic and diluted	$0.04		$(0.02)		$0.06		$(0.05)

Weighted average shares outstanding, basic	147,970		147,136		147,912		146,973
Weighted average shares outstanding, diluted	149,557		147,136		149,094		146,973
Modified EBITDA (2)(3)	$108,923	36%	$98,769	34%	$213,365	36%	$192,137	34%
Net cash provided by operating activities	$106,602		$71,779		$170,428		$130,653
Net cash used in investing activities	$(66,715)		$(65,600)		$(127,725)		$(127,624)
Net cash (used in) provided by financing activities	$(1,298)		$759		$(3,078)		$596

tw telecom inc.

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)
Operating	$778	$803	$1,503	$1,728
Selling, general, and administrative	$5,809	$4,553	$11,446	$9,713

(2)	“Modified EBITDA” is defined as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility (see note 2 to our condensed consolidated financial statements) also excludes certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition excludes other non-cash items. However, the resulting calculation is not materially different from the calculation of Modified EBITDA as defined for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)

Net income (loss)	$5,912	$(3,208)	$8,792	$(7,979)
Income tax expense	1,072	378	1,753	753
Other loss	—	4,095	—	4,095
Interest income	(81)	(1,538)	(211)	(4,224)
Interest expense	21,027	22,767	42,485	47,273
Depreciation, amortization, and accretion	74,406	70,919	147,597	140,778
Non-cash stock-based compensation	6,587	5,356	12,949	11,441

Modified EBITDA	$108,923	$98,769	$213,365	$192,137

tw telecom inc.

The reconciliation between net cash provided by operations and Modifed EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(amounts in thousands)		(amounts in thousands)

Net cash provided by operations	$106,602	$71,779	$170,428	$130,653
Income tax expense	1,072	378	1,753	753
Other loss	—	4,095	—	4,095
Interest income	(81)	(1,538)	(211)	(4,224)
Interest expense	21,027	22,767	42,485	47,273
Discount on debt, amortization of deferred debt issue costs and other	(4,944)	(8,583)	(10,142)	(12,993)
Changes in operating assets and liabilities	(14,753)	9,871	9,052	26,580

Modified EBITDA	$108,923	$98,769	$213,365	$192,137

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Total revenue increased $10.9 million, or 4%, to $301.1 million for the three months ended June 30, 2009, from $290.2 million for the comparable period in 2008. The primary contributor to the growth in revenue was increased customer installations of data and Internet services to enterprise customers.

Data and Internet services revenue increased $18.5 million, or 19%, to $115.8 million for the three months ended June 30, 2009, from $97.3 million for the comparable period in 2008. The increase in data and Internet services revenue primarily resulted from growth in customer installations of our Ethernet and IP-based products to enterprise customers partially offset by disconnects and from repricing of certain renewed customer contracts.

Revenue from network services decreased $5.5 million, or 6%, to $93.3 million for the three months ended June 30, 2009 from $98.8 million for the comparable period in 2008. The decrease in network services revenue resulted primarily from repricing of certain renewed customer contracts and disconnects predominantly from carrier customers, including a $0.5 million decrease from one wireless customer, and fluctuations in settlements. These decreases were partially offset by an increase in collocation services.

Voice services revenue decreased $1.2 million, or 1%, to $83.5 million for the three months ended June 30, 2009 from $84.7 million for the comparable period in 2008. The decrease in voice services revenue resulted primarily from customer disconnections partially offset by growth in bundled and other local product sales. Usage based revenue included in voice services represented 4% of our total revenue for each of the three months ended June 30, 2009 and 2008.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $0.9 million, or 10%, to $8.4 million for the three months ended June 30, 2009, down from $9.3 million for the comparable period in 2008. The decrease was primarily due to rate reductions and a decline in minutes of use terminated on our network.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to tw telecom inc.

their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $1.9 million, or 2%, to $123.2 million for the three months ended June 30, 2009, from $121.3 million for the comparable period in 2008. The increase in operating expenses is primarily due to higher network access costs associated with growth in customer installations of service partially offset by reduced network costs from grooming and other cost efficiencies. Operating expenses declined to 41% of total revenue for the three months ended June 30, 2009 compared to 42% of total revenue for the same period in 2008, reflecting cost efficiencies from network grooming and other cost optimization efforts. We continue our network grooming and cost optimization activities intended to reduce the overall costs paid to carriers as a percentage of total revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses were $75.5 million for both the three months ended June 30, 2009 and 2008. Higher employee costs and an increase in property taxes were offset by branding expenses associated with our name change in the prior year that did not recur, a decrease in bad debt expense and other cost savings. Higher employee costs resulted from incentive based compensation for sales employees due to customer installations of service, non-cash stock based compensation and annual merit-based salary increases. Selling, general, and administrative expenses declined to 25% of total revenue for the three months ended June 30, 2009 compared to 26% of total revenue for the same period in 2008, reflecting cost efficiencies, scaling of the business and branding expenses in the prior year that did not recur.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $3.5 million, or 5%, to $74.4 million for the three months ended June 30, 2009, from $70.9 million for the comparable period in 2008. The increase was primarily attributable to additions to property, plant and equipment made during 2008 and 2009.

Interest Expense. Interest expense decreased $1.7 million, or 8%, to $21.0 million for the three months ended June 30, 2009, from $22.8 million for the comparable period in 2008. The decrease is primarily due to lower interest rates on our variable rate Term Loan partially offset by an increase in non-cash interest expense associated with our Convertible Debentures. The adoption of FSP APB 14-1 on January 1, 2009 resulted in a retrospectively applied increase in our non-cash interest expense for our Convertible Debentures of $4.2 million and $3.9 million for the three months ended June 30, 2009 and 2008, respectively. We expect the impact of FSP APB 14-1 to non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ending December 31, 2009 and 2010, respectively.

Interest Income. Interest income decreased $1.5 million, or 95%, to $0.1 million for the three months ended June 30, 2009, from $1.5 million for the comparable period in 2008. The decrease is due to a decline in interest rates earned on investments. As of June 30, 2009, our investments included in cash and cash equivalents were comprised of U.S. treasury money market funds.

Other Loss. During the three months ended June 30, 2008, we recognized a $4.1 million loss that represented an impairment of commercial paper investments that we hold past the maturity date. There was no such loss during the three months ended June 30, 2009.

Income tax expense. Income tax expense was $1.1 million for the three months ended June 30, 2009 for federal and state income taxes compared to $0.4 million for the comparable period in 2008 for state income taxes. During 2002, we established a valuation allowance for deferred taxes. As of June 30, 2009, our valuation allowance was $285.0 million and our net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million tw telecom inc.

in net deferred tax assets represents our best estimate of the tax benefits that would be realizable utilizing tax planning strategies prior to the time that net operating loss carryforwards of $1.1 billion as of June 30, 2009 are due to expire, beginning in 2019.

Net Income (Loss) and Modified EBITDA. Net income was $5.9 million, or $0.04 per share, for the three months ended June 30, 2009 compared to a net loss of $3.2 million, or $0.02 per share, for the comparable period in 2008. This increase of $9.1 million resulted primarily from increased revenue partially offset by an increase in operating and depreciation, amortization and accretion expense and the other loss in the comparable period in 2008 as described above that did not recur. Modified EBITDA increased $10.2 million to $108.9 million, or 36% of total revenue for the three months ended June 30, 2009, from $98.8 million, or 34% of total revenue for the comparable period in 2008. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth, cost synergies from network grooming and other cost optimization efforts, and scaling of our business as well as branding expenses associated with our name change in the prior year that did not recur partially offset with increases in property taxes and employee costs. The investments that we have made in the last year to enhance our IT systems to increase efficiencies in our back office operations contributed to cost efficiencies in the three months ended June 30, 2009. While we anticipate achieving additional efficiencies in our business, we expect any significant future improvement in our Modified EBITDA margin will have to result from revenue growth rather than cost reductions, given the substantial synergies, efficiencies and scaling we accomplished over the last several years. For the three months ended June 30, 2009 and 2008, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense.

We define Modified EBITDA as net income or loss before depreciation, amortization, and accretion, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow, and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. We believe that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We use Modified EBITDA internally to assess on-going operations and it is the basis for various financial covenants contained in our debt agreements. Although we expect to continue to generate positive Modified EBITDA in the future as we expand our business in existing markets, there is no assurance that we will sustain the current level of Modified EBITDA or sufficient positive Modified EBITDA to meet our working capital requirements, comply with our debt agreements, and service our indebtedness. Other companies may define Modified EBITDA or similar terms differently. See Note 2 to the table under “Results of Operations” for a reconciliation between net income (loss) and Modified EBITDA and net cash provided by operations and Modified EBITDA.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Total revenue increased $25.9 million, or 5%, to $598.7 million for the six months ended June 30, 2009, from $572.8 million for the comparable period in 2008. The primary contributor to the growth in revenue was increased customer installations of data and Internet services to enterprise customers.

Data and Internet services revenue increased $37.8 million, or 20%, to $227.9 million for the six months ended June 30, 2009, from $190.1 million for the comparable period in 2008. The increase in data and Internet services revenue primarily resulted from growth in customer installations of our Ethernet and IP-based products to enterprise customers partially offset by disconnects and from repricing of certain renewed customer contracts.

tw telecom inc.

Revenue from network services decreased $8.4 million, or 4%, to $187.2 million for the six months ended June 30, 2009 from $195.6 million for the comparable period in 2008. The decrease in network services revenue resulted primarily from repricing of certain renewed customer contracts and disconnects predominantly from carrier customers, including a $2.0 million decrease from one wireless customer, and fluctuations in settlements. These decreases were partially offset by an increase in collocation services.

Voice services revenue decreased $1.2 million, or 1%, to $166.6 million for the six months ended June 30, 2009 from $167.8 million for the comparable period in 2008. The decrease in voice services revenue resulted primarily from customer disconnections partially offset by the impact of growth in bundled and other local product sales and dispute fluctuations. Usage based revenue included in voice services represented 4% of our total revenue for each of the six months ended June 30, 2009 and 2008.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $2.2 million, or 12%, to $17.0 million for the six months ended June 30, 2009, down from $19.3 million for the comparable period in 2008. The decrease was primarily due to rate reductions and a decline in minutes of use terminated on our network.

Operating Expenses. Operating expenses increased by $4.9 million, or 2%, to $247.0 million for the six months ended June 30, 2009, from $242.1 million for the comparable period in 2008. The increase in operating expenses is primarily due to higher network access costs associated with growth in customer installations of service and an increase in employee expense related to annual merit based salary increases partially offset by reduced network costs from grooming and other cost efficiencies. Operating expenses declined to 41% of total revenue for the six months ended June 30, 2009 compared to 42% of total revenue for the same period in 2008, reflecting cost efficiencies from network grooming and other cost optimization efforts. We continue our network grooming and cost optimization activities intended to reduce the overall costs paid to carriers as a percentage of total revenue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.4 million, or 1%, to $151.3 million for the six months ended June 30, 2009, from $150.0 million for the comparable period in 2008. The increase is primarily due to higher bad debt expense, employee costs, and property taxes partially offset by branding expenses associated with our name change in the prior year that did not recur. Higher employee costs resulted from incentive-based compensation for sales employees due to customer installations of service, non-cash stock based compensation and annual merit-based salary increases. Selling, general, and administrative expenses declined to 25% of total revenue for the six months ended June 30, 2009 compared to 26% of total revenue for the same period in 2008, reflecting employee cost efficiencies and branding expenses in the prior year that did not recur.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $6.8 million, or 5%, to $147.6 million for the six months ended June 30, 2009, from $140.8 million for the comparable period in 2008. The increase was primarily attributable to additions to property, plant and equipment made during 2008 and 2009.

Interest Expense. Interest expense decreased $4.8 million, or 10%, to $42.5 million for the six months ended June 30, 2009, from $47.3 million for the comparable period in 2008. The decrease is primarily due to lower interest rates on our variable rate Term Loan partially offset by an increase in non-cash interest expense associated with our Convertible Debentures. The adoption of FSP APB 14-1 on January 1, 2009 resulted in a retrospectively applied increase in our non-cash interest expense for our Convertible Debentures of $8.4 million and $7.7 million for the six months ended June 30, 2009 and 2008, respectively. We expect the impact of FSP APB 14-1 to non-cash interest expense and results of operations to be approximately $17 million and $19 million for the full years ended December 31, 2009 and 2010, respectively.

tw telecom inc.

Interest Income. Interest income decreased $4.0 million, or 95%, to $0.2 million for the six months ended June 30, 2009, from $4.2 million for the comparable period in 2008. The decrease is due to a decline in interest rates earned on investments. As of June 30, 2009, our investments included in cash and cash equivalents were comprised of U.S. treasury money market funds.

Other Loss. During the six months ended June 30, 2008, we recognized a $4.1 million loss that represented an impairment of commercial paper investments that we hold past the maturity date. There was no such loss during the six months ended June 30, 2009.

Income tax expense. Income tax expense was $1.8 million for the six months ended June 30, 2009 for federal and state income taxes compared to $0.8 million for the comparable period in 2008 for state income taxes. During 2002, we established a valuation allowance for deferred taxes. As of June 30, 2009, our valuation allowance was $285.0 million and our net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the tax benefits that would be realizable utilizing tax planning strategies prior to the time that net operating loss carryforwards of $1.1 billion as of June 30, 2009 are due to expire, beginning in 2019.

Net Income (Loss) and Modified EBITDA. Net income was $8.8 million, or $0.06 per share, for the six months ended June 30, 2009 compared to a net loss of $8.0 million, or $0.05 per share, for the comparable period in 2008. This increase of $16.8 million resulted primarily from increased revenue slightly offset by an increase in operating and depreciation expenses and the other loss in the comparable period in 2008 as described above that did not recur. Modified EBITDA increased $21.2 million to $213.4 million, or 36% of total revenue for the six months ended June 30, 2009, from $192.1 million, or 34% of total revenue for the comparable period in 2008. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth, cost efficiencies from network grooming and other cost optimization efforts, and scaling of our business as well as branding expenses associated with our name change in the prior year that did not recur partially offset by an increase in property taxes and employee costs. The investments that we have made in the last year to enhance our IT systems to increase efficiencies in our back office operations contributed to cost efficiencies in the six months ended June 30, 2009. While we anticipate achieving additional efficiencies in our business, we expect any significant future improvement in Modified EBITDA margins will have to result from revenue growth rather than cost reduction, given the substantial synergies, efficiencies and scaling we accomplished over the last several years. For the six months ended June 30, 2009 and 2008, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense.

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

At June 30, 2009, we had $1.3 billion of total debt and capital lease obligations and $391.8 million of cash and cash equivalents compared to $1.3 billion of total debt and capital lease obligations and $352.2 million of cash and cash equivalents at December 31, 2008. Net debt (defined as total debt and capital lease obligations less cash and cash equivalents) decreased $27.4 million from December 31, 2008 primarily due to cash provided by operating activities resulting from Modified EBITDA and lower interest payments, partially offset by accretion of the discount on our Convertible Debentures, capital expenditures and a reduction in interest income.

tw telecom inc.

Working capital, defined as current assets less current liabilities, was $221.1 million as of June 30, 2009, an increase of $39.4 million from December 31, 2008. Our working capital ratio, defined as current assets divided by current liabilities, was 1.82 as of June 30, 2009 as compared to 1.66 as of December 31, 2008. The increase in working capital is primarily a result of higher Modified EBITDA and lower net interest expense.

Cash Flow Activity

Cash and cash equivalents were $391.8 million and $325.2 million as of June 30, 2009 and 2008, respectively. The change in cash and cash equivalents during the periods presented was as follows:

	Six months ended June 30,
	2009	2008
	(amounts in thousands)
Cash provided by operating activities	$170,428	$130,653
Cash used in investing activities	(127,725)	(127,624)
Cash (used in) provided by financing activities	(3,078)	596

Increase in cash and cash equivalents	$39,625	$3,625

Operations. Cash provided by operating activities was $170.4 million for the six months ended June 30, 2009 compared to $130.7 million for the same period in 2008. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and lower interest payments as a result of lower average interest rates on the Term Loan partially offset by changes in working capital, primarily due to the timing of payments to vendors. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $127.7 million for the six months ended June 30, 2009 compared to $127.6 million for the same period in 2008. The change is primarily a result of increased capital expenditures slightly offset by other investing activities. Cash used for capital expenditures in the six months ended June 30, 2009 was $134.7 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings compared to $126.5 million in the six months ended June 30, 2008.

Financing. Cash used in financing activities was $3.1 million for the six months ended June 30, 2009, primarily for payments on the Term Loan and capital lease obligations. Cash provided by financing activities was $0.6 million for the six months ended June 30, 2008, primarily from proceeds from the exercise of stock options substantially offset by quarterly payments on the Term Loan.

As of June 30, 2009, we had outstanding $400 million principal amount of 9  1/4% Senior Notes due 2014 (“2014 Notes”), $373.8 million principal amount of Convertible Debentures due 2026 (“Convertible Debentures”), and $585.0 million under our Term Loan B maturing in January 2013. On January 14, 2009, we amended our Revolver maturing in 2011 (“Revolver”) to terminate $20 million of the undrawn Revolver because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the undrawn Revolver are $80 million. The interest on the Term Loan is computed based on a specified Eurodollar rate plus a spread of 1.75% to 2.0%, of which 2.0% was in effect at June 30, 2009. We expect that a spread of 1.75% will be effective in August 2009. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest tw telecom inc.

rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. Based on the weighted average effective interest rate of 3.31% at June 30, 2009, aggregate annual interest payments on $585.0 million of borrowings outstanding under the Term Loan, including the interest rate swaps in effect, would be $19.4 million. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively.

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

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and undrawn revolver as of June 30, 2009. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	The interests of TWTH in these entities are pledged to secure the Revolver and the Term Loan.
b	The assets and limited liability company interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

tw telecom inc.

c	These entities were former Xspedius local limited liability companies (LLCs) that have changed their names to names that include “tw telecom.” Certain of the former Xspedius local LLCs that operated in the same states as existing tw telecom state limited partnerships (LPs) and LLCs were consolidated with the tw telecom local entities through subsidiary mergers.

Capital Expenditures and Requirements

Our total capital expenditures were $142.6 million for the six months ended June 30, 2009 compared to $128.0 million for the same period in 2008. We incurred capital expenditures to develop and expand our network, products and systems. The increase in capital expenditures year over year was primarily due to increased success-based capital investments, a strategic purchase of fiber assets and other market expansions as well as other IT investments to increase efficiencies partially offset by a reduction in integration capital expenditures. Success-based spending consists of short to medium term capital expenditures made primarily to enable revenue producing activities, including costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. Our success-based spending typically fluctuates from quarter to quarter as the volume of our service installations increases or decreases. Since 2005 over 80% of our total annual capital expenditures, excluding integration and branding capital expenditures, were for short to medium term success-based spending. For 2009, we expect total capital expenditures of approximately $275 million (see “Capital Resources” below for discussion on anticipated funding sources), which we expect primarily will be success-based. The remainder of our expected capital expenditures is for strategic market expansion opportunities to further expand our network reach in our existing markets, life cycle expenditures to replace older network components and enhancements to our IT systems to increase efficiencies in our back office operations. We expect that the amount that we must spend to replace older network components, especially electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to economic conditions.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of June 30, 2009, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $391.8 million in cash and cash equivalents and an undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. Due to current or future capital market and credit conditions, we may be unable to obtain such financing on acceptable terms or at all.

Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding under the Revolver. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans.

tw telecom inc.

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

As of June 30, 2009, our cash and cash equivalents were held in financial institutions and U.S. treasury money market mutual funds. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash and cash equivalent investments as market conditions change.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

tw telecom inc.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents. Based on our cash and cash equivalents of $391.8 million at June 30, 2009, a one-percent change in the interest rate would change the annual interest earned by $3.9 million. At June 30, 2009, investments included in cash and cash equivalents were comprised of U.S. treasury money market funds. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash and cash equivalent investments as market conditions change.

At June 30, 2009, we held commercial paper investments purchased in 2007 with a carrying value of $3.0 million with exposure to sub-prime mortgages that were past their maturity dates. These securities are classified as long-term investments in the June 30, 2009 condensed consolidated balance sheet.

We have fixed and variable rate debt. Our exposure with respect to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. We have entered into interest rate swap agreements to mitigate interest fluctuations on our variable rate Term Loan. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 5.23% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.96% on a notional amount of $100 million. Variable-rate debt instruments represented approximately 28% of our total debt at both June 30, 2009 and December 31, 2008. As of June 30, 2009, based on the $585.0 million outstanding balance on the Term Loan and the interest rate swaps in effect, a one-percent change in the applicable rate would change the annual amount of interest paid by $3.9 million.

At June 30, 2009, the fair values of our fixed rate Term Loan, 2014 Notes and our Convertible Debentures were $546.2 million, $396.5 million and $310.7 million, respectively, as compared to carrying values of $585.0 million, $400.3 million and $300.5 million, respectively, each on the same date. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4.	Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

tw telecom inc.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various claims and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of our stockholders at our Annual Meeting of Stockholders in Littleton, Colorado on June 4, 2009.

(i)	Election of the following persons as directors of our company for terms expiring in 2010:

	Votes For	Votes Withheld
Larissa L. Herda	127,238,250	1,109,368
Gregory J. Attorri	121,053,698	7,293,920
Spencer B. Hays	127,834,116	513,502
Kevin W. Mooney	105,035,814	23,311,804
Kirby G. Pickle	105,034,204	23,313,414
Roscoe C. Young, II	105,035,464	23,312,154

(ii)	Ratification of appointment of Ernst & Young LLP to serve as our independent registered public accounting firm in 2009:

Votes for	128,052,917
Votes against	380,991
Abstentions	4,630
Broker non-votes	—

(iii)	Approval of the Amended and Restated 2000 Employee Stock Plan to authorize the issuance of an additional 14.5 million shares of common stock under that plan:

Votes for	103,907,129
Votes against	19,732,155
Abstentions	48,566
Broker non-votes	4,750,688

(iv)	Approval of Rights Plan adopted by the Board of Directors on January 20, 2009

Votes for	98,573,385
Votes against	25,081,961
Abstentions	32,504
Broker non-votes	4,750,688

(v)	Stockholder proposal regarding an advisory vote on executive compensation

Votes for	39,011,556
Votes against	70,186,144
Abstentions	14,490,150
Broker non-votes	4,750,688

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: August 10, 2009	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)*

4.2 –	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.3 –	First Supplemental Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.4 –	Credit Agreement dated October 6, 2006 between Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

4.5 –	Commitment Reduction Agreement dated as of January 14, 2009 among tw telecom inc., tw telecom holdings inc., the Revolving Lenders and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.6 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.7 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009).*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference