Form 10-K
period 2009-12-31
tw telecom inc.
filed 2010-02-12
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

As of June 30, 2009, the aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant was approximately $1.5 billion, based on the closing price of the Registrant’s common stock on the NASDAQ Stock Market reported for such date. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of tw telecom inc.’s common stock as of January 31, 2010 was 150,162,606 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before April 30, 2010.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, customer disconnections, expected churn, Modified EBITDA trends, expected network expansion and business, potential changes in certain accounting reserves and allowances and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Overview

tw telecom inc. (the “Company”) is a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, virtual private network (“VPN”), voice over Internet protocol (“VoIP”) and network security services to enterprise organizations and communications services companies throughout the U.S and, for our Internet Protocol or “IP” VPN services, to their global locations. Our customers include, among others, enterprise organizations in the distribution, health care, finance, and manufacturing industries, state, local and federal government entities, system integrators, communications service providers including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies and Internet service providers (“ISPs”). Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of December 31, 2009, our fiber networks spanned approximately 27,000 route miles, directly connecting to over 10,000 buildings served by our metropolitan fiber facilities (“on-net”) excluding inactive buildings and LEC local servicing offices. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We substantially expanded our footprint in 2006 through the acquisition of Xspedius Communications, LLC (“Xspedius”), which added networks in 31 additional metropolitan markets and increased our network density in 12 markets that we already served. This acquisition provided us with additional opportunities to serve multi-city and multi-location customers and to provide our full product portfolio in additional markets. We also have continued to expand our IP backbone data networking capability between our markets, supporting end-to-end Ethernet and VPN connections for customers, and have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. We operate in one segment across the U.S.

From our formation until September 26, 2006, we had two classes of common stock outstanding, Class A common stock with one vote per share and Class B common stock with ten votes per share that was convertible, at the option of the holder, into Class A common stock on a one-for-one basis. The Class B common stock was collectively owned directly or indirectly by Time Warner Inc., Advance Telecom Holdings Corporation and Newhouse Telecom Holdings Corporation, (collectively, the “Class B Stockholders”). On March 29, 2006 and September 26, 2006, the Class B Stockholders converted their Class B common shares into Class A common shares and completed underwritten offerings of 22.3 million shares and 43.5 million shares, respectively, of our Class A common stock. As a result, we have not had shares of Class B common stock outstanding since September 26, 2006. We did not receive any proceeds from the offerings nor did our total shares outstanding change as a result of the offerings. In June 2007, our stockholders approved an amendment to our Restated Certificate of Incorporation eliminating references to Class A and Class B common stock. Accordingly, no shares of Class B common stock were authorized as of December 31, 2009 or 2008.

We were organized as a Delaware limited liability company in 1998 and converted to a Delaware corporation in 1999. Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and our telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. The information contained on our website is not part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports are available on our website free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have posted, and intend to disclose on our website, any amendments to or waivers from, our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within four business days following the date of such amendment or waiver.

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. in March 2008. On July 1, 2008, we began using tw telecom inc. as our name and tw telecom as our brand.

Business Strategy

Our primary objective is to be the leading provider of high quality managed data and telecommunications services in each of our service areas, on a national basis, principally utilizing our fiber facilities and our national multipurpose IP backbone network to offer high quality and reliable voice, data, Internet, and dedicated services to become the carrier of choice for business enterprises, governmental agencies, and other carriers. By delivering a suite of scalable integrated and managed network solutions to our customers, we can meet their specific network management needs throughout the U.S., and create efficiencies for the customer through the management of their disparate networks and services. The key elements of our business strategy include the following:

Leverage Existing Fiber Networks. We have built, licensed or acquired local and regional fiber networks to serve metropolitan geographic markets in the U.S. where management believes there are large numbers of potential customers. We provide multi-site and multi-city solutions through our fully managed, nationwide IP backbone network with capacity ranging up to 10 Gbps on any particular link, depending on the specific route. We believe that our extensive network expertise and capacity allow us to:

•

Emphasize our metropolitan fiber facilities-based services integrated with our IP backbone, which allows us to realize higher gross margins than carriers that do not operate their own metropolitan fiber facilities;

•	Focus on selling services in our metropolitan markets, but also provide a national reach with multi-location and multi-city end-to-end solutions;

•	Provide a reliable and diverse network to customers seeking further network diversity as industry consolidation among wireline carriers has reduced the choices available to customers; and

•	Design and deliver scalable and efficient solutions that enable our customers’ business applications and networks to operate more effectively.

Focus Our Service Offerings to Meet the Sophisticated Data Needs of Our Customers. We continue to place significant focus on serving the growing demand for high-speed, high-quality enhanced data networking services such as our Ethernet and IP VPN services, our Internet-based services and converged voice and data services bundles. Our suite of Ethernet services provides the foundation for network solutions, enabling multipoint connectivity for customers within and between given metropolitan areas. To further expand our multi-site and multi-city capabilities, in 2009, we enhanced our managed services portfolio by launching a managed IP VPN service available with or without Class of Service functionality, which allows customers to group types of traffic and assign a different priority level to each traffic type. (See “Services—Data and Internet Services—Managed Services.”)

We also provide a broad range of switched voice services throughout our service area. We utilize high-capacity digital end office switches to provide both local and toll services. Further, we have deployed digital switching equipment that enables us to combine Internet access in a bundle with voice and provide a dynamic bandwidth allocation feature which allows our customers to increase their voice or Internet bandwidth on demand, based upon their telecommunications usage and needs. Our customers can utilize our carrier grade VoIP network and product suite without costly upgrades to their voice premises equipment. This approach also enables us to offer multi-location organizations a consistent user experience regardless of the equipment they maintain at each location and enables a variety of voice applications inside the network.

Pursue Selected Opportunities to Expand Our Network Reach. We continue to extend our network in our present markets in order to reach additional office buildings and business parks directly with our fiber facilities. In addition, we have deployed technologies such as dense wave division multiplexing (“DWDM”) to provide additional bandwidth and higher speed in our networks without the need to add additional fiber capacity. We may expand our networks beyond our existing 75 markets if we find attractive opportunities to do so organically or through acquisitions. We also provide services to locations outside our current market areas through the use of leased facilities and our IP backbone. In 2009, we launched our global IP VPN capabilities, which allow us to reach certain of our enterprise customers’ locations at certain international sites by connecting our IP backbone to the international fiber footprint of our partners.

Deliver a Proactive and Comprehensive Customer Care Strategy that Differentiates Us from Our Competitors. We strive to deliver a consistent and comprehensive customer experience that differentiates us from our competitors through coordinated local and national support. We also differentiate the level of service that various customer segments receive to better meet their needs. Our online customer care self-help platform known as MyPortal offers our customers self-service capabilities to enhance their experience.

Continue Disciplined Expenditure Program. Our sales and marketing strategy for adding customers is designed to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers to our networks. Our focus on using our fiber facilities-based services, rather than reselling network capacity of other providers, requires that we make significant capital investments to reach new and existing customer locations. We invest selectively in growth prospects that often require that we install fiber in buildings, purchase electronics, construct fiber rings, and invest in product expansion. We also seek to increase operating efficiencies by investing selectively in strategic enhancements to our back office and network management systems. We maintain a disciplined approach to capital and operating expenditures. Our capital expenditure program requires that prior to making expenditures for new sales opportunities, the project must be evaluated against certain financial criteria such as projected minimum recurring revenue, cash flow margins and rate of return. During the economic downturn, our strategy has been to continue to make strategic investments in our business in order to position us for long term growth.

Services

We provide our customers with a wide range of telecommunications and managed data services, including network, local and long distance voice services, data transmission services, high-speed dedicated Internet access and intercarrier services. Our revenue by major product categories for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009		2008		2007
	(amounts in thousands)
Revenue:
Data and Internet services	$472,647	39%	$399,928	35%	$318,269	30%
Network services	370,859	31	387,339	33	393,569	36
Voice services	333,274	27	334,692	29	327,246	30
Intercarrier compensation	34,610	3	37,060	3	44,595	4

Total revenue	$1,211,390	100	$1,159,019	100	$1,083,679	100

Our broad service portfolio provides solutions to enterprise customers, ranging from small businesses to Fortune 500 companies, city, state and federal government entities, as well as communications service providers. Our primary service offerings are:

Data and Internet Services

Data Services

We offer our customers a broad array of enhanced data services that enable them to connect their own internal computer networks and access external computer networks at very high speeds using the Ethernet protocol.

We offer the following native local area network or “NLAN” services:

•

Switched NLAN. Switched NLAN service incorporates data Ethernet switching technology into the NLAN product suite. This service allows multiple customer locations to interconnect using 10 megabits per second (“Mbps”) to 1 gigabit per second (“Gbps”) interfaces over a shared metropolitan Ethernet infrastructure that allows us to compete with legacy high speed transmission services such as frame relay and ATM.

•

Elite NLAN (Point-to-Point). Point-to-point NLAN service provides dedicated protected Ethernet transport service between two locations in a metropolitan area at bandwidth speeds of 10, 100, 600, or 1000 Mbps, and 10 Gbps.

•

Extended NLAN. Extended NLAN service provides Ethernet connectivity between distant locations in the markets we serve through our national IP backbone and is available in either point-to-point or multi-point configurations.

•

IP VPN Services. Our IP VPN service connects multiple sites by creating a virtual network for the customer within the U.S. and to 64 other countries. Class of Service functionality is available on Premium IP VPN service. Connection speeds are from 1.5 Mbps to 1 Gbps.

•	Integrated NLAN. Integrated NLAN service converges voice and Internet service with an optional Ethernet feature to transfer private data between multiple locations locally or nationally.

•	Regional Ethernet. Point-to-point private lines between select markets with the advantage of Ethernet interfaces.

•

Storage Transport Solutions. This service provides links offering a variety of industry-standard protocols, allowing customers to avoid protocol translation while securely transporting their data to distant storage locations.

Internet Services

Our dedicated high capacity Internet service enables customers to access the Internet and other external networks. We offer a wide range of Internet services to our business customers with bandwidth speeds ranging from 1.5 Mbps to 10 Gbps transported via traditional Time Division Multiplexing (“TDM”) or Ethernet connectivity. Our traditional TDM-based Internet services are available via industry standard transport facilities: DS-1, DS-3, OC-3, OC-12 and OC-48 connectivity. Our Ethernet Internet services are delivered using Ethernet connections with offerings of Ethernet (10 Mbps), Fast Ethernet (100 Mbps), Gigabit Ethernet (1 Gbps), and 10 Gigabit Ethernet (10 Gbps).

Managed Services

We offer a suite of managed services described below that complement our customers’ data and Internet networking solutions. These services allow our customers to reduce the overall management burden of their data systems.

•

Managed IP VPN. Our Managed IP VPN service is a turnkey solution that provides connectivity to our secure Multi-Protocol Label Switching or MPLS IP VPN network with customer premises-based routers that we procure, configure, maintain and manage. The service includes active monitoring and alarming, on-site installation and hardware maintenance.

•

Managed Internet. This service bundles our Internet access service with customer premises-based routers that we procure and configure based on our customer’s requirements. The service includes on-site installation and hardware maintenance.

•

Distributed Denial of Service Mitigation. This service monitors, identifies and mitigates denial of service attacks aimed at taking down a customer’s business critical Internet-based applications (i.e., website, email servers, etc.) by flooding the target network with high volumes of unauthorized traffic.

•

Managed Security Services. This service uses security devices placed within our network to establish a firewall to prevent unauthorized traffic from entering a customer’s network. We also offer a managed security solution through equipment placed at the customer’s premises that provides security to its network through firewall, spam relay, integrated URL filtering, anti-virus and encrypted VPN functionality.

Voice Services

Our voice services provide our customers with local and long distance calling capabilities. We own, manage, and maintain the switches used to provide the services. Our voice services include the following:

•

Bundled Services. Our bundled offerings enable customers to purchase one to three DS-1 facilities that combine lines, trunks, long distance, and Internet services to provide an integrated service offering. This product can dynamically allocate bandwidth for maximum network efficiency, and eliminates the customer’s need for multiple vendors. We offer an integrated low-speed Ethernet routing feature in multi-site and city configurations to provide private data networking capabilities for multiple customer locations.

•

Access Trunks. These trunks, typically DS-1, are utilized by private branch exchange (“PBX”) customers that own and operate a switch on their own premises to provide access to the local, regional, and long distance telephone networks.

•

Long Distance Service. Long distance service provides the capability for a customer to place a voice call from one local calling area to another, including international calling and is offered as a bundle with other voice and converged solutions as well as package plans for various committed levels of usage.

•	Local Toll Service. This service provides customers with a competitive alternative to ILEC service for intraLATA toll calls.

•

Local Telephone Service. Local telephone calling areas are widely defined to provide ease of use for our customers. Additional features include operator and directory assistance services and custom calling features such as call waiting and caller ID.

•	Business Access Line Service. This service provides customers with quality analog voice grade telephone lines.

•

IP Trunks. IP trunks converge voice traffic with Internet traffic over a single connection for a more efficient and scalable access network. This service supports new IP PBX devices and local and long distance calling to the public switched telephone network (“PSTN”).

Network Services

We provide a complete range of network access services with transmission speeds up to 10 Gbps to satisfy our customers’ needs for voice, data, image, and video transmission. Each service uses technologically advanced fiber optics and is available as:

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

These services are available in a wide variety of configurations and capacities:

•

Private Network Transport Services. A premium quality, fully redundant, and diversely routed service on Synchronous Optical Network (“SONET”) standards that is dedicated to the private use of individual customers with multiple locations.

•

SONET Services. Full duplex transmission of digital data on SONET standards allowing multipoint transmission of voice, data, or video over protected fiber networks. Available capacities include DS-1, DS-3, STS-1, OC-3, OC-12, OC-48, and OC-192.

•	Wavelength or “Lambda” Services. High capacity, point-to-point transmission services allowing customers to have access to multiple full-bandwidth channels of 2.5 Gbps and 10 Gbps.

•	Collocation Services. Secure space, climate and power collocation services where customers can locate their equipment to connect to our network in facilities adjacent to our central offices.

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

Telecommunications Networks and Facilities

Overview. We utilize advanced technologies and network architectures to provide a highly reliable platform for delivering high speed and high quality digital transmissions of voice, data and Internet services. Our primary transmission facilities are provisioned on fiber optic rings that provide path diversity and automatically re-route traffic when a fiber cut or other impairment occurs, thus ensuring high network availability and reliability. We use a variety of electronics in our metropolitan networks in order to meet our customers’ needs for multiple types of network applications. Our Ethernet network equipment supports Ethernet and other data and IP-enabled applications. Our core network utilizes advanced MPLS with fully redundant routers enabling us to deliver Internet traffic and VPN services to our customers. We also have a VoIP network that utilizes soft switches and gateways that are smaller and more cost effective than traditional PSTN end office switches. Our local voice markets are interconnected using a private, VoIP enabled, IP backbone. This network allows us to manage all site-to-site, or “on-net” calls, between customer locations and reduce our costs. This network architecture also supports complex disaster recovery services for customers with mission critical voice requirements. We continually evaluate new technologies, applications and suppliers to make sure that we are in step with next generation technologies.

We serve our customers from one or more central offices that are strategically positioned throughout our markets. The central offices house the transmission, switching, and Internet equipment needed to interconnect customers with each other, with the long distance carriers, and with other local exchange and Internet networks. We also install Ethernet switches, routers, soft switches, DWDM, gateways and other digital electronics in our central offices. Redundant electronics and power supplies, with automatic switching to backup equipment in the event of equipment failure or power outages, help to protect against signal deterioration and service interruptions. In order to deliver the telecommunication services to the customer, we install electronics either in the customer’s suite or in the common telecommunications room in the building occupied by the customer.

Our networks are interconnected with multiple ILECs and long distance carrier switches to provide our customers ubiquitous access to the PSTN. Our MPLS backbone also is connected to multiple networks around the nation at multiple connection points. To serve a new customer who is not in a building where we have existing facilities, we may use various transitional links, such as leased circuits from another LEC. When a customer’s monthly spend increases to a sufficient level, we may invest additional capital to connect our own fiber to the customer’s premises in order to accommodate the customer’s bandwidth needs and to increase our operating margins. We have developed the capability to provide IP VPN service to certain of our customers’ international locations through arrangements with international network providers.

Capacity License Agreements. We currently license fiber capacity from Time Warner Cable in 16 markets, Comcast Corporation, as successor to Time Warner Cable, in three markets, and Bright House Networks, LLC (“Bright House”), in four markets. Time Warner Cable was previously affiliated with companies that held our Class B common stock until September 2006, and Bright House is affiliated with another former Class B stockholder. None of these licensors is presently affiliated with or related to us. Each of our local operations in those markets is party to a Capacity License Agreement with one of the local cable television operations of Time Warner Cable, Comcast Corporation or Bright House (collectively the “Cable Operations”) that provide us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations. The Capacity License Agreements expire in 2028. The Capacity License Agreements for networks that existed as of July 1998 have been fully paid and do not require additional license fees. However, we must pay maintenance fees and fees for splicing and similar services. Since 1998, the Cable Operations have provided additional fiber-optic cable capacity for which we pay an allocable share of the cost of construction of the fiber upon which capacity is provided, plus permitting and other fees. The Cable Operations are not obligated to provide such fiber capacity and we are not obligated to take fiber capacity from them. We are permitted to use the capacity for telecommunications services and any other lawful purpose, but not for the provision of residential services and content services. If we violate the limitations on our business activities, the Cable Operations may terminate the Capacity License Agreements. We do not currently have plans to offer residential or content services in any of our service areas.

The Capacity License Agreements do not restrict us from licensing fiber-optic capacity from parties other than the Cable Operations. Although the Cable Operations have agreed to negotiate renewal or alternative provisions in good faith upon expiration of the Capacity License Agreements, we cannot assure that the parties will agree on the terms of any renewal or alternative provisions or that the terms of any renewal or alternative provisions will be favorable to us. If the Capacity License Agreements are not renewed in 2028, we will have no further interest in the fiber capacity covered by those agreements and will likely need to build, lease, or otherwise obtain transmission capacity to replace the capacity previously licensed under the Capacity License Agreements. The terms of such arrangements may be materially less favorable to us than the terms of the Capacity License Agreements. We have the right to terminate a Capacity License Agreement in whole or in part at any time upon 180 days notice. The Cable Operations have the right to terminate the Capacity License Agreements prior to their expiration under certain circumstances (see Item 1A Risk Factors “We must obtain access to rights-of-way and pole attachments on reasonable terms and conditions”).

Telecommunication Networks. The following map shows the areas where we have local markets:

Network Monitoring and Management. We provide a single point of contact for our customers and consolidate our systems support, expertise, and technical training for the networks at our two network operations centers in Greenwood Village, Colorado, a suburb of Denver, and O’Fallon, Missouri, a suburb of St. Louis. These two centers offer capability for redundancy and overlap coverage for our customer networks. We provide 24 hours per day, 7 days a week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network circuits, which allows us to react swiftly to repair network trouble.

Information Technology Solutions. We continue to focus on systems that provide high business value with a solid return on investment. Our strategy is to blend the purchase of proven, commercially available software that can be tailored to our business processes, and in-house developed applications that conform to our architectural framework. Where such commercially “off-the-shelf” products are not suitable for our business needs, we employ internal resources and contract with third party integrators to develop custom applications. All of our systems must be flexible enough to conform to a rapidly changing environment, while being scalable, and easily maintained and enhanced. We have integrated several of our enterprise applications so that data flows from one to the other, in order to improve data accuracy and increase efficiency. We also use customized workflow software to manage the exchange of data in a timely manner between applications and users. As further described under “Customer Service” below, we have also developed a customer care self-help platform that uses web portal technology to provide automated customer service.

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

Network Development and Application Laboratory. We have a laboratory located in Greenwood Village, Colorado that is equipped with state of the art systems and equipment, including those we use in the operation of our local, regional and national networks. The center is designed to provide a self-contained testing and integration environment, fully compatible with our networks, for the purposes of:

•	Verifying the technical and operational integrity of new equipment prior to installation in the networks;

•	Developing new services and applications;

•	Providing a realistic training environment for technicians, engineers, and others; and

•	Providing a network simulation environment to assist in fault isolation and recovery.

Billing Systems. We have licensed software from outside vendors for end user billing that operates on our own equipment and have contracted with the billing vendor for operations support and development. In addition, we have a service bureau arrangement with another vendor for interconnection billing.

Customers and Sales and Marketing

Customers. Our customers have telecommunications-intensive businesses and are comprised of enterprises, government, and other public institutions, system integrators, and carriers. For the year ended December 31, 2009, enterprise, government and other public customers, and system integrators represented 75% of total revenue, carriers represented 22% of total revenue and intercarrier compensation represented 3% of total revenue. We served approximately 28,000 customers as of December 31, 2009. No customer accounted for 10% or more of total revenue in 2009.

Our top 10 customers accounted for 21% of our total revenue for the year ended December 31, 2009, and approximately 23% for the year ended December 31, 2008. The change was attributable to the increase in sales to enterprise customers, service disconnections, re-pricing of renewed contracts and a reduction in intercarrier compensation from our 10 largest customers. A portion of the revenue from our top 10 customers includes intercarrier compensation resulting from end users that have selected those customers as their long distance carriers. Our revenue from certain carriers within our 10 largest customers that were parties to industry mergers and consolidations in 2006 has decreased since then because of service disconnections due to their network grooming and optimization. We expect additional disconnections combined with pricing changes in connection with contract renewals as carriers determine their leased network strategies in 2010. Although disconnections and re-pricing of services upon contract renewals resulting from consolidations have resulted in lower overall carrier revenue in 2009 as compared to 2008, we believe that consolidation has also resulted in additional opportunities to provide high quality IP and Ethernet services in our markets to carriers as they serve the evolving needs of their customers and seek redundancy in their networks.

Sales and Marketing. Our service offerings are part of a diversified portfolio of competitively priced products and solutions designed to support the evolving needs of our existing customers and to attract new customers. Our sales and marketing strategy emphasizes our:

•	Reliable and high quality facilities-based metropolitan networks and national IP backbone;

•	Converged data and IP (including voice) solutions supporting customer network trends;

•	Leading customer experience strategy, including local support in the customer’s city and a responsive national customer service orientation;

•	Comprehensive product suite;

•	Strong network management and online customer care self-help capabilities; and

•	Multi-site and multi-city network solutions, including expansion of our managed IP VPN services to global customer locations.

We engage in direct sales in the majority of our local markets with support from our national sales organization. Some of our smaller local markets are supported by personnel in regional and adjacent areas. Our national sales organization includes sales groups focused on four types of national customers: enterprise, communications service providers, public sector and systems integrators. These teams have sales engineering and support resources. As of December 31, 2009, we had a total of 522 sales account executives and customer relationship specialists. We continue to expand our sales force with hires strategically targeted at high opportunity markets. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide additional incentives for executing service contracts with terms of greater than one year and for certain products and solutions as well as for sales of services on our fiber facilities. Our customer relationship specialists specifically focus on sales to existing customers and increasing customer retention, freeing our primary sales force to focus on increasing sales to large volume customers and attaining new customers.

In addition to our direct sales channels, we have marketed our services through teaming arrangements focused on data products and through an indirect channel selling mainly our lower capacity and less complex integrated products. We market our services through database marketing techniques, customer seminars, advertisements, trade journals, media relations, direct mail and participation in conferences.

Customer Service

We strive to deliver a consistent, differentiated, valuable customer experience through local and national support. Our local account representatives and customer relationship specialists work with local operations teams, central network operations centers and customer care teams to support our customers. We process customer requests to order, upgrade or change their services through our coordinated local and national support. Our Customer Service Center is available to all of our customers to answer their questions regarding billing, order status or maintenance concerns. In addition, our network operations centers provide 24 hours per day, 7 days a week trouble reporting and surveillance and monitoring of networks to maintain network reliability and performance (see “Telecommunications Networks and Facilities—Network Monitoring and Management”).

Our online customer care self-help platform, MyPortal, offers our customers self-service capabilities that support our customer experience strategy. MyPortal enables customers to easily register on-line and choose various capabilities including the ability to view and pay their bills on-line, view orders, create and view billing disputes, receive scheduled maintenance notifications, alert us of their internal scheduled maintenance activities, create and view trouble tickets, create and view various accounts and enter certain types of service change requests. Customers can also access their own network performance data on a circuit level basis for certain services.

Competition

We believe that the principal factors affecting our competitive position are:

•	Our local and regional fiber networks;

•	Our customer service and network quality;

•	Our pricing;

•	Our product portfolio;

•	Our agility and flexibility and the capabilities of our local teams to design customer network solutions on site;

•	Our ability to connect customers’ multiple locations; and

•	Regulatory decisions and policies that impact competition.

We compete with other carriers primarily on service quality and customer service rather than price. However, significant price competition for certain products such as long distance service, inter-city point-to-point services, POP to POP dedicated services, high capacity Internet access and integrated service bundles for small customers has driven down prices for these products. We typically price our services to be competitive to the local market for those services. Competition varies across local markets and products, depending on the number and type of competitors in the market and customer segment. We believe that the ILECs and some CLECs continue to be aggressive in pricing competition particularly for large enterprise customers that we also target. With several facilities-based carriers providing similar services in a given market, price competition is likely to continue.

Our primary competition comes from the ILECs, CLECs and cable companies. The ILECs, primarily AT&T Inc., Verizon Communications, Inc., and Qwest Communications Inc., and some of the other CLECs offer services that are substantially similar to those we offer. We believe that the ILECs may have some competitive advantages over us because of their name recognition, technical capabilities, greater financial resources, broader geographic coverage and potential to bundle and subsidize services of the type we offer with revenue from other services. However, we believe that customers are increasingly interested in competitive facilities-based providers like us because we are more flexible in providing critical business solutions with our robust data and IP capabilities, our enhanced service capabilities, and diversity and our disaster recovery capabilities. We believe that our focus on customer service and our operational execution provides us with a competitive advantage with respect to ILECs, other CLECs and cable companies. Our extensive on-net facilities connecting to multiple buildings in each of our markets, and between markets, also provides us with a competitive advantage over most other CLECs. In addition, many of the other CLECs compete with us mainly on price, which may reduce their margins. The cable companies’ services and networks are still evolving with fewer fiber connections to commercial enterprise locations.

Regulatory environments at both the state and federal level differ widely and have considerable influence on our markets, economic opportunities and resulting investment decisions. We believe we must continually monitor regulatory developments and actively participate in regulatory issues. Some regulatory decisions have or may in the future have negative impacts on our revenue and/or expenses, and may favor certain classes of competitors over us. (See “Government Regulation.”)

To the extent we interconnect with and use ILEC networks to service our customers, we depend on the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also use ILEC special access services, unbundled network element (“UNE”) loops, Ethernet loops and ILEC and other carrier long haul and local circuits to reach certain customer locations that are not served by our network. Although regulation of ILEC performance standards exists with respect to UNE loops, there is minimal regulatory oversight of the quality of ILEC special access and Ethernet services. We also depend on large ISPs for Internet peering, which is unregulated, to allow our customers to connect with certain ISPs with which we do not directly connect, and we rely on carriers with international facilities to provide connections in certain international locations. Our ability to compete for customer locations that we do not serve directly on our network is dependent in part on the quality of service we receive from these other carriers and our ability to obtain their services at a reasonable cost.

Seasonality

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first and third quarters of the year have been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue may be impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In addition, revenue from our usage based services such as long distance may be subject to seasonal fluctuations in the first and third quarters resulting from seasonal changes in our customers’ usage patterns. Our expenses also are impacted in the first quarter by the resetting of payroll taxes and other employee related costs.

Name and Branding Change

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. in March 2008. On July 1, 2008 we began using tw telecom inc. as our name and tw telecom as our brand.

Government Regulation

Historically, interstate and foreign communication services were subject to the regulatory jurisdiction of the Federal Communications Commission, or “FCC”, and intrastate and local telecommunications services were subject to regulation by state public service commissions. With enactment of the Telecommunications Act of 1996 (the “1996 Act”), competition in all telecommunications market segments, including local, toll, and long distance, became matters of national policy even though the states continue to have a significant role in administering policy. We believe that the national policy fostered by the 1996 Act has contributed to significant market opportunities for us. However, since 1996, various ILEC legal challenges and lobbying efforts have resulted in federal and state regulatory decisions affecting implementation of the 1996 Act that favor the ILECs and other competitors. Since federal and state regulatory commissions have largely implemented the provisions of the 1996 Act, we believe that future regulatory activity relating to the 1996 Act will focus largely on enforcement and refinement of carrier-to-carrier requirements under the law and on consumer protection measures. Although we have described the principal regulatory factors that currently affect our business, the regulation of telecommunications services is still evolving and regulatory changes could occur in the future that we cannot presently anticipate.

Telecommunications Act of 1996. The 1996 Act is intended to increase competition in local telecommunications services by requiring ILECs to interconnect their networks with CLECs. The 1996 Act imposes a number of access and interconnection requirements on all LECs, including CLECs, with additional requirements imposed on ILECs. In August 1996, the FCC promulgated rules to govern interconnection, resale, dialing parity, UNEs, and the pricing of those facilities and services, including the Total Element Long Run Incremental Cost (“TELRIC”) standard for UNEs. Under the 1996 Act and the FCC rules, ILECs are required to negotiate with CLECs that want to interconnect with their networks. We have negotiated interconnection agreements with the ILECs in each of the markets where we offer switched services and have negotiated, or are negotiating, secondary interconnection arrangements with carriers whose territories are adjacent to ours for intrastate intraLATA toll traffic and extended area services. As these agreements approach expiration, we negotiate extensions or new agreements. Typically, expired agreements allow us to continue to exchange traffic with the other carrier pending execution of an extension or a new agreement.

Reciprocal compensation revenue is an element of intercarrier compensation revenue that represents compensation from LECs for local exchange traffic terminated on our facilities originated by other LECs. As a result of various regulatory rulings beginning in 2001, our reciprocal compensation revenue has generally been declining. Reciprocal compensation represented less than 1% of total revenue for the year ended December 31, 2009.

As a result of the FCC’s triennial review of unbundling, the FCC adopted permanent rules in 2004 governing the UNEs that ILECs must continue to provide to competitive carriers under the 1996 Act. These rules set forth specific marketplace triggers that eliminate the ILECs’ obligation to provide unbundled loops and transport in particular locations. Several ILECs have filed petitions with the FCC for forbearance from the obligation to provide UNEs that would otherwise apply under these rules. Qwest was granted partial forbearance for the Omaha market, but was denied forbearance in four other markets. Verizon appealed an FCC decision that denied its request to eliminate the obligation to provide loop and transport UNEs in six of its markets. That decision has been remanded back to the FCC by the court for further justification for the FCC order. The acquired Xspedius operations use UNEs as well as special access circuits to reach customers that are not directly connected to our network, but we have not used UNEs extensively in our other markets. Changes in the regulation of UNEs could either negatively or positively affect the availability and cost of UNEs to us.

Other Federal Regulation. Switched access is the connection between a long distance carrier’s POP and an end user’s premises provided through the switching facilities of a LEC. Switched access is a component of our intercarrier compensation revenue and represented 2% of total revenue for the year ended December 31, 2009. The FCC subjected CLECs’ interstate switched access charges to regulation beginning in 2001, and subsequent regulatory actions have resulted in reductions in the per-minute rates we received for switched access service for the period June 2001 through June 2004. Our ongoing obligation to charge switched access rates that are no higher than those charged by the ILECs has and will continue to result in further reductions to our switched access revenue as ILEC rates are reduced.

The FCC has been considering significant intercarrier compensation and Universal Service reforms since 2001. Changes being considered generally include a unified rate for intrastate switched access, interstate switched access and reciprocal compensation over a transition period and establishment of a new cost methodology that would produce significantly lower rates. Carriers are required to make contributions to the federal Universal Service Fund, which provides support to promote access to telecommunications services at reasonable rates for those living in rural and high-cost areas, income-eligible consumers, rural health care facilities, schools and libraries. The FCC has proposed a new Universal Service Fund contribution method based on telephone numbers, rather than the current revenue-based method. It also has proposed to classify VoIP calls terminating on the PSTN as an information service subject to reciprocal compensation but not switched access termination charges and to preempt states from regulation of VoIP services. These are highly contentious issues that previous FCC administrations have been unable to resolve. At this time, we do not know what specific actions the FCC will take, or the impact on us of any such action.

The FCC is currently reviewing its regulation of special access services in a pending proceeding opened in 2005. We purchase special access circuits and other services from ILECs to expand the reach of our network and also provide special access services over our fiber facilities in competition with the ILECs. We have advocated that the FCC modify its special access pricing flexibility rules to return these services to price–cap regulation to protect against unreasonable price increases for carriers such as us. If ILEC special access prices increase, our costs may increase but we may experience less pricing pressure on our special access services. If ILEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and reductions in the prices we pay ILECs for special access services that we purchase. The FCC’s order that approved the merger of BellSouth Corporation into AT&T included a number of conditions that provided us with rate stability and modest cost savings for special access and UNEs until mid-2010. We are currently negotiating a new agreement with AT&T to take effect in mid-2010 to replace an existing contract that expires at that time. This new agreement could result in higher prices for special access services that we purchase from AT&T. The FCC has recently asked for public comment on a framework for analysis of the special access market, and on the data the FCC needs to assess the reasonableness of ILEC prices. We expect that the FCC will issue a data request sometime in the first half of 2010, but we do not know when or if the FCC will act on interstate special access regulation in 2010.

In addition, the ILECs have filed numerous petitions for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. The FCC has generally granted these petitions with the result that prices for Ethernet and OC-n high capacity data services of these carriers, which we have purchased in limited quantities, are no longer price regulated. We and several of our competitors appealed these FCC rulings, but the D.C. Circuit Court of Appeals upheld the FCC’s decision. These FCC actions did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard or the impact of that outcome on our business.

In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001. Following this order, we experienced higher pole attachment fees and could experience future rate increases if it is determined that we should pay the telephony rates, which are significantly higher than cable rates either retroactively or in the future, in all areas where cable and telephony pole attachments are commingled. We are experiencing increased competition from cable companies for certain broadband services. Under the FCC’s pole attachment regulations, cable companies are permitted to pay lower cable rates for pole attachments than the rate to which we are subject as a telecommunications carrier for the provision of some of the same services. In 2007, we filed a request with the FCC to eliminate this discriminatory rate treatment in its pole attachment regulations. The FCC has released a notice of proposed rulemaking with a tentative conclusion that the pole attachment rates for all providers of broadband networks should be equal. There has been considerable public comment in the proceeding, but the FCC has not yet taken action. We cannot predict the outcome of this initiative at this time.

State Regulation. We have obtained all state government authority needed to conduct our business as currently contemplated. Most state public service commissions require carriers that seek to provide local and other common carrier services provided within the state to be authorized to provide such services. Our operating subsidiaries and affiliates are authorized as common carriers in 36 states and the District of Columbia. In the vast majority of states, these certifications cover the provision of switched services including local basic exchange service, point-to-point private line, competitive access services, and long distance services. Similar to the FCC’s rules regarding interstate switched access, a number of state public service commissions have ruled that CLEC intrastate switched access rates may not exceed certain caps. Currently, 12 states in which we provide switched services have benchmarking rules that limit the switched access rates that we charge other carriers. We anticipate that additional states will promulgate similar rules in the future, which could result in reduction of the switched access rates that we charge other carriers in those states.

Local Government Authorizations. We may be required to obtain street opening and construction permits and other rights-of-way from municipal authorities in order to install and expand our networks in certain cities. In some cities, our fiber licensors or subcontractors already possess the requisite authorizations to construct or expand our networks. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect us, particularly in locations where we compete with companies that already have the necessary permits.

In some of the metropolitan areas where we provide network services, we pay right-of-way or franchise fees based on a percentage of gross revenue or other measures such as the number of access lines. Municipalities that do not currently impose fees may seek to impose fees in the future, and following the expiration of existing franchises, fees may be increased. Under the 1996 Act, municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. Municipalities that have fee structures that currently favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by us or other CLECs. Moreover, ILECs with which we compete may be exempted from such local franchise fee requirements by previously enacted legislation that allows the ILECs to utilize rights-of-way throughout their states without having to pay franchise fees to local governments.

We are party to various regulatory and administrative proceedings. Subject to the discussion above, we do not believe that these proceedings will have a material adverse effect on our business.

Employees

As of December 31, 2009, we had 2,870 employees compared to 2,844 employees at December 31, 2008. We believe that our relations with our employees are good. By succession to certain operations of Time Warner Cable at our inception, our operation in New York City is party to a collective bargaining agreement that covers seven of our technicians. We believe that our success depends in part on our ability to attract and retain highly qualified employees and maintain good working relations with our current employees.

Financial Information

See Part II Item 8 for our financial results and information.

Item 1A.	Risk Factors

The current economic environment in the U.S. and globally could affect our future operating results.

Beginning in late 2007 and throughout 2008 and 2009, the economic downturn had some impact on our business, reflected primarily in longer sales cycles, decreased sales and revenue growth and higher customer disconnections mostly by customers in our acquired customer base, other smaller customers, mortgage-related customers and carriers, that dampened our revenue growth. If current conditions persist or worsen, there is risk that customer disconnections may accelerate, bad debt could increase, prices and new sales may decline or sales may be delayed due to decreased demand for our services, customer cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. The economic downturn could also amplify the effect on our results of normal fluctuations in our revenue, margins and cash flow due to the timing of sales and installations, disputes and dispute resolutions and pricing declines upon contract renewals and seasonality in sales and usage-based services. In addition, the economic downturn could also impact key vendors that supply critical equipment and software or other goods and services that we rely upon in the provision of our services. There is no assurance that we could replace key products or services with alternate providers on a timely basis if our key vendors face a financial crisis.

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

We must grow our business and revenue in order to generate sufficient cash flow that, together with funds available under our credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. We have pursued several growth initiatives, including:

•	Increasing network investments in existing markets to expand our network reach;

•	Launching new products and services, especially products and services that support customers’ data and IP needs;

•	Customer care initiatives targeted at customer retention activities;

•	Enhancing our ability to compete for multi-location customers;

•	Increasing our network reach through acquisitions;

•	Increasing sales force productivity; and

•	Advancing our network and systems to create increased efficiencies, capabilities and customer control over their services.

Our ability to manage this expansion depends on many factors, including our ability to:

•	Attract new customers and sell new services to existing customers;

•	Acquire and install transmission facilities and related equipment at reasonable costs;

•	Employ new technologies;

•	Obtain required permits and rights-of-way;

•	Enhance our financial, operating, and information systems to effectively manage our growth;

•	Accurately predict and manage the cost and timing of our capital expenditure programs; and

•	Remain competitive against much larger, better-funded incumbent carriers.

There is no assurance that our growth initiatives will continue to result in an improvement in our financial position or our results of operations. Prior to 2009, we incurred net losses even during periods of increasing revenue. Although we had net income in 2009, certain factors could cause losses including, among others, economic conditions, industry consolidations, decreased demand, customers disconnecting services, regulatory and contractual rate reductions, revenue disputes, significant increases in our special access costs due to adverse regulatory changes or otherwise, increases in federal or state tax expense and changes in accounting standards (see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recently Adopted Accounting Pronouncements”).

Our revenue, margins and cash flow are subject to fluctuations that may be magnified by impact of the current or a future economic downturn.

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flow in the normal course of business from customer and service disconnections, the timing of sales and installations, including seasonality of sales and usage, customer and carrier disputes and dispute resolutions, repricing of services upon contract renewals, and expenses and capital expenditures. The current economic climate may magnify the impacts of these factors. However, we cannot predict the total impact on revenue, margins, and cash flows from these items.

Several customers account for a significant portion of our revenue, and some of our customers may disconnect their services due to customer consolidations, financial difficulties or other factors.

We have substantial business relationships with a few large customers, especially other carriers. For the year ended December 31, 2009, our top 10 customers accounted for approximately 21% of our total revenue. The highly competitive environment in the long haul carrier sector, including interexchange carriers, has challenged the financial condition and growth prospects of some of our carrier customers and could lead to reductions in our revenue in the future.

Our service agreements with customers that have already satisfied their initial terms are subject to termination by the customer on short notice and do not require the customer to maintain the services at current levels. After expiration of their current agreements, customers may not choose to continue to purchase the same services or level of services. Increasing consolidation in the telecommunications industry has occurred in recent years, and if any of our customers are acquired we may lose a significant portion of their business.

Average lost recurring monthly billing from customers’ partial or complete service disconnections was 1.3%, 1.2%, and 1.1% of total monthly revenue in 2009, 2008 and 2007, respectively. We continue to experience customer and service disconnections in the normal course of business primarily associated with industry consolidation, customer network optimization, cost cutting, business contractions, customer financial difficulties, discontinuance of certain acquired products or price competition from other providers. We believe that the economic downturn contributed to an increase in churn beginning in late 2007 and throughout 2008 and 2009. We expect revenue churn to remain elevated at least until the economy recovers and to continue to pressure revenue growth. While we expect that some customers will continue to disconnect services for the reasons mentioned above, we cannot predict the total impact on revenue from these disconnections or the timing of such disconnections. Replacing this revenue with new revenue from other customers may be difficult. Among other factors, individual enterprise customers tend to place smaller service orders than some of our larger carrier customers. In addition, pricing pressure on some of our services, particularly with respect to smaller bandwidth customers with single-site needs and very large customers, as well customers’ heightened cost cutting initiatives due to the economy, may challenge our ability to grow our revenue. In addition, we expect revenue will continue to be impacted by pricing declines to current levels for some existing customers that renew services with expired terms.

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

We operate in an increasingly competitive environment and some companies may have competitive advantages over us. Most ILECs offer substantially the same services as we offer, in some cases at higher prices and in some cases at lower prices. ILECs benefit from:

•	Their name recognition;

•	Greater financial and technical resources;

•	Broader network coverage;

•	The ability to bundle and subsidize services that compete with ours from other services; and

•	Regulatory decisions that decrease regulatory oversight of ILECs.

Consolidations involving ILECs, CLECs and others may result in fewer, but much larger and more effective competitors. We also face competition from other CLECs and cable television companies. Our revenue and margins may also be reduced from price cutting by other telecommunications service providers that may pressure our pricing or require us to adjust prices for existing services upon contract renewals. In the past year, our revenue was impacted by competitive pricing pressure from other telecommunications service providers on certain products such as integrated service bundles for small customers, high capacity Internet access and inter-city POP to POP dedicated services. In some of the markets in which we operate we may experience intense competition for particular customers, which could adversely affect our future revenue and margins.

If we do not adapt to rapid changes in the telecommunications industry and continue to offer services that satisfy customers’ needs, we could lose customers or market share.

The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers. We expect that trend to continue into the foreseeable future. Additionally, we expect that these new technologies will enable new applications that will facilitate new services both in our networks as well as at customers’ premises. We believe that our future success will depend in part on our ability to anticipate or adapt to these changes and integrate them into the infrastructure and operations of our business, in order to offer services that meet customer needs and demands on a timely basis. Our failure to obtain and integrate new technologies and applications and other factors could impact the breadth of our service portfolio resulting in gaps, a less differentiated service suite and a less compelling offering to customers, which could have a material adverse impact on our business, financial condition and results of operations.

Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt.

As of December 31, 2009, our total long term debt and capital lease obligations were approximately $1.3 billion. Our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for our outstanding senior notes, we may incur significant additional indebtedness in the future.

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

Our revolving credit facility, Term Loan B and the indenture relating to our senior notes contain restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.

The credit agreement for our revolving credit facility, Term Loan B (“Term Loan”), and the indenture relating to our senior notes limit, and in some circumstances prohibit, our ability to, among other things:

•	Incur additional debt;

•	Pay dividends;

•	Make capital expenditures, investments or other restricted payments;

•	Engage in sale-leaseback transactions;

•	Engage in transactions with stockholders and affiliates;

•	Guarantee debts;

•	Create liens;

•	Sell assets;

•	Repurchase our common stock; and

•	Engage in mergers and acquisitions.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future economic downturns, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if we do not comply with these restrictions and financial covenants in our credit agreement that require us to maintain certain minimum financial ratios if we draw on our revolving credit facility, the indebtedness outstanding under our credit agreement, and by reason of cross-acceleration or cross-default provisions, our senior notes and any other outstanding indebtedness we may then have, could become immediately due and payable. If we are unable to repay those amounts, the lenders under the credit agreement could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral granted to them to secure that indebtedness. If the lenders under our credit agreement were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.

In addition, the lenders under our revolving credit facility could refuse to lend funds if we are not in compliance with our financial covenants, such as leverage and interest coverage ratios that are primarily derived from EBITDA (see note 6 to Item 6. “Selected Financial Data”), debt levels and interest expense. A lack of revenue growth or an inability to control costs could negatively impact our EBITDA margins and cause our failure to meet the minimum required ratios. We could fail to comply with the covenants in the future due to many factors, including losses of revenue due to customer disconnects or other factors, or reduction in margins due to pricing pressures or rising costs. Even if we meet the conditions for borrowing under the revolving credit facility, we may be unable to draw upon the entire commitment if any of our lenders are unable to perform their obligations to advance funds due to their own financial difficulties.

We will require substantial capital to expand our operations and may not be able to obtain additional financing due to recent and possible future disruptions in the financial markets.

The development and expansion of our networks requires substantial capital investment. If this capital is not available when needed, our business will be adversely affected. Our 2009 capital expenditures were $274.9 million and our estimate of our 2010 capital expenditures is $275 million to $300 million. We also expect to have substantial capital expenditures thereafter. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments and borrowing capacity under our revolving credit facility to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, we may be required to seek financing in addition to our wholly-owned subsidiary’s unused $80 million senior secured revolving credit facility if:

•	Our business plans and cost estimates are inaccurate;

•	We are not able to generate sufficient cash flow from operations to service our debt, fund our capital expenditures and finance our business operations;

•	We experience a significant reduction in demand for our products or an acceleration of customer disconnects;

•	We decide to significantly accelerate the expansion of our business and existing networks; or

•	We wish to consummate acquisitions or joint ventures or other strategic transactions that require incremental capital.

Widely-reported disruptions in the commercial credit market have resulted in a tightening of credit markets worldwide, making it more difficult and costly to obtain new lines of credit and access the equity markets. Although the debt and equity markets improved somewhat in 2009, it is difficult to predict whether this trend will continue and whether we would be able to obtain additional financing, if we need it, on terms acceptable to us or at all. In the current credit environment, any additional financing we might seek could be with rates and terms significantly less favorable than those contained in our current Term Loan or revolving credit facility. Other risks, such as a rating downgrade could further impact our potential access to financing sources. The failure to raise sufficient funds if needed and on reasonable terms may require us to modify or significantly curtail our business plan. This could have a material adverse impact on our growth, ability to compete, and ability to service our debt.

We may be adversely impacted by deterioration in the financial condition of financial institutions or mutual funds that hold our investments.

Our cash, cash equivalents and investments are held in financial institutions, U.S. treasury money market funds, U.S. treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash, cash equivalents and investments. Since the beginning of the current financial downturn, we have entirely prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. However, this strategy has also resulted in a significant decline in our interest income from cash and equivalent investments. We may change the nature of our investments, including those in cash equivalents, as market conditions change. Our daily cash sweeps are managed through a banking institution that we believe is not presently at risk of failure. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limit when it is impractical to spread these amounts over multiple institutions. Although we have prioritized the safety of our cash, cash equivalents and investments, we cannot assure that access to our cash, cash equivalents and investments will not be impacted by additional and yet unforeseeable adverse conditions in the financial markets. While we monitor and adjust the cash balances in our accounts as appropriate, our ability to access these cash balances could be impacted if the financial institutions fail, if there are defaults in the securities that are held in money market funds, if the investment managers of the mutual funds fail, or there are other unforeseen adverse conditions in the financial markets. In 2008 and 2007, we recorded impairment charges of $7.8 million and $7.3 million, respectively, on commercial paper investments with exposure to sub-prime mortgages that were past their maturity dates. In 2009, we did not record any additional impairment charges related to these investments. The carrying value of these securities is $3.0 million at December 31, 2009. Any additional impairment charges would have a negative impact on our earnings.

We may complete a significant business combination or other transaction that could increase our shares outstanding, and may result in a change in control, and increase our debt.

We regularly evaluate potential acquisitions, joint ventures and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our networks or expand the types of services provided through our networks. If we enter into a definitive agreement for any acquisition, joint venture or other arrangement, we may require additional financing that could result in an increase in our debt, result in a change of control, increase the number of outstanding shares, or all of these effects. A substantial transaction may require the consent of our lenders. There can be no assurance that we will enter into any transaction or, if we do, on what terms. In addition, the success of any significant acquisition or business combination is dependent, in part, on our ability to successfully integrate the acquired business into ours, which also carries substantial risks.

Our ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code and our Section 382 stockholder rights plan, which is intended to help preserve our NOLs, may not be effective.

We have substantial NOLs for U.S. federal income tax purposes, and under the Internal Revenue Code, we may “carry forward” these NOLs, in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments and/or causing NOLs to expire prior to their use, which could affect the ultimate realization of that asset.

On January 20, 2009, we adopted a rights plan (the “Rights Plan”), that was approved by our stockholders at our June 4, 2009 Annual Meeting of Stockholders. The Rights Plan is intended to protect our NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code. The Rights Plan is designed to deter acquisitions of our common stock that would result in a stockholder owning 4.9% or more of our outstanding shares or increase an existing 4.9% or greater stockholder’s percentage ownership of our stock as of January 20, 2009 by greater than 0.5% of our outstanding shares by diluting the ownership interest of a stockholder whose ownership after the adoption of the Rights Plan exceeds those thresholds, unless the stockholder obtains an exemption from our Board of Directors.

Although the Rights Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In particular, it would not protect against ownership changes resulting from sales by certain greater than 5% stockholders that may trigger limitations on our use of NOLs under Section 382. Because the Rights Plan may restrict a stockholder’s ability to acquire our stock, the liquidity and market value of our stock might be affected. The Rights Plan will terminate upon the earliest of (1) our Board of Directors’ determination that the Rights Plan is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other reason; (2) January 20, 2012 or (3) certain other events described in the Rights Plan, including our Board of Directors’ determination that termination is in our best interest.

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory rate reform, and we may experience further such reductions in the future.

Over the past several years, FCC and state regulations have reduced our switched access and reciprocal compensation revenue. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate. Such changes could materially reduce our switched access revenue from other carriers. We cannot predict the outcome of pending FCC rule makings related to inter-carrier compensation. In addition some states have adopted, and other states are considering, rules that cap CLECs’ switched access rates. Switched access and reciprocal compensation together have been declining over time and represented 4%, 3% and 3% of our 2007, 2008 and 2009 revenue, respectively. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

We may be adversely affected by changes in the regulation of special access services.

We purchase special access circuits and other services from ILECs to expand the reach of our networks and also provide special access services over our fiber facilities in competition with the ILECs. A significant change in the regulations governing special access services could result in either significant reductions in the special access prices charged by our ILEC competitors or in the elimination of regulations that increase the likelihood that ILECs will sell us special access on reasonable terms and conditions.

The FCC is currently reviewing its regulation of special access in a pending proceeding opened in 2005. We have advocated that the FCC modify its special access pricing flexibility rules to return these services to price–cap regulation to protect against unreasonable price increases. The FCC has recently asked for public comment on a framework for analysis of the special access market, but we do not know when or if the FCC will act on interstate special access regulation in 2010 and how that action would impact us.

The FCC’s order that approved the merger of BellSouth Corporation into AT&T included a number of conditions that provided us with rate stability and modest cost savings for special access and UNEs through mid-2010. We cannot predict whether and the extent to which AT&T’s special access pricing will increase after the expiration of these merger conditions. We are currently negotiating a new contract with AT&T to take effect in mid-2010 that would replace an existing agreement that expires at that time. This new agreement could result in higher prices for some of the special access services that we purchase from AT&T. If the prices that we must pay for special access increase materially, our margins could be adversely affected.

The ILECs have filed numerous petitions with the FCC for forbearance from regulation of their broadband special access services, including Ethernet services offered as special access. The FCC has generally granted these petitions with the result that prices for Ethernet and OC-n high capacity data services of these carriers, which we have purchased in limited quantities, are no longer price regulated. We and several of our competitors appealed these FCC rulings, but the D.C. Circuit Court of Appeals recently upheld the FCC’s decision. These FCC actions did not impact the availability of the tariffed TDM special access circuits that we use for off-net building access. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard. As a result, we cannot assure that we will continue to be able to obtain special access services at reasonable rates, on a timely basis or that the quality of service we receive will be acceptable. If we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, and are unable to obtain the same services from other carriers, we may be at a competitive disadvantage or our margins could be adversely affected.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability of members of our senior management team or key employees could significantly harm us. We cannot assure that we would be able to locate or employ qualified replacements on acceptable terms for senior management or key employees if their services are no longer available.

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

We must obtain access to rights-of-way and pole attachments on reasonable terms and conditions; capacity license agreements are important to our operations.

The development, expansion, and maintenance of our networks depend, in part, on our ability to obtain rights-of-way and pole attachments as well as certain governmental authorizations and permits. In order to compete effectively, we must obtain such rights, authorizations and permits in a timely manner, at reasonable costs, and on satisfactory terms and conditions. Any increase in the difficulty or cost of obtaining these rights, authorizations or permits could adversely affect us, particularly in areas where we must compete with companies that already have the necessary permits and access.

In certain cities and municipalities where we provide network services over our own fiber optic facilities, we pay license or franchise fees for the use of public rights-of-way. The 1996 Act permits municipalities to charge these fees only if they are competitively neutral and nondiscriminatory, but certain municipalities may not conform their practices to the requirements of the 1996 Act in a timely manner or without legal challenge. We also face the risk that other cities may start imposing fees, fees will be increased, or franchises will not be renewed. Some of our franchise agreements also provide for increases or renegotiation of fees at certain intervals. Increases in fees may have a negative impact on our financial condition. If any of our existing franchise or license agreements for a particular metropolitan area are terminated prior to their expiration date and we are forced to remove our fiber optic cables from the streets or abandon our network in place, even with compensation, such termination could have a material adverse effect on us.

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

If the Capacity License Agreements are terminated prior to their scheduled expiration in 2028 or are not renewed, we would likely have to build, lease, or otherwise obtain replacement fiber optic capacity. The terms of those arrangements may be materially less favorable to us than the terms of our existing capacity license. In addition, the Capacity License Agreements prohibit us from offering residential services or content services utilizing the licensed capacity.

Our ability to offer residential and content services is limited by our Capacity License Agreements.

Our Capacity License Agreements with the Cable Operations prohibit us from using facilities licensed under those agreements until 2028 to (i) engage in the business of providing, offering, packaging, marketing, promoting, or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) produce or otherwise provide entertainment, information, or other content services. Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry. We do not currently have plans to offer residential or content services in any of our service areas.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease network hub sites, central office sites and other facility locations and sales and administrative offices in the cities in which we operate networks. During 2009, 2008, and 2007, rental expense for our facilities and offices totaled approximately $61.1 million, $57.7 million, and $51.5 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 116,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, approximately 130,000 square feet of space in Greenwood Village, Colorado, where one national operations center and other administrative functions are located, and approximately 48,000 square feet of space in O’Fallon, Missouri, where another national operations center is located.

Item 3.	Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “TWTC”. The following table sets forth the high and low sales prices for our common stock for each of the quarters of 2009 and 2008 as reported on the NASDAQ Stock Market:

Period	High	Low
2009
First Quarter	$10.05	$6.46
Second Quarter	12.78	8.33
Third Quarter	14.07	8.55
Fourth Quarter	17.65	11.51

2008
First Quarter	$20.46	$14.34
Second Quarter	20.18	15.56
Third Quarter	16.37	9.81
Fourth Quarter	10.69	4.39

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

Number of Stockholders

As of January 31, 2010, there were 539 holders of record of our common stock.

Performance Graph

The following graph compares total stockholder return on our common stock since December 31, 2004, with the NASDAQ Composite Index (U.S. and foreign companies) and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $4.36 on December 31, 2004, and that the same amount was invested in the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Our closing price on December 31, 2009 was $17.15.

Comparison of Cumulative Total Return on Investment

	Years Ended December 31,
	2004	2005	2006	2007	2008	2009
tw telecom inc.	$100.00	$225.92	$457.11	$465.37	$194.27	$393.35
NASDAQ Composite Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
NASDAQ Telecommunications Index	$100.00	$92.79	$118.55	$129.42	$73.79	$109.39

Item 6.	Selected Financial Data

Selected Consolidated and Combined Financial and Other Operating Data

The following table is derived in part from our audited consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto.

	Years Ended December 31,
	2009	2008 (1)	2007 (1)	2006 (1)	2005
	(amounts in thousands, except per share and operating data amounts and ratios)
Statements of Operations Data:
Revenue (2)(3):
Data and Internet services	$472,647	$399,928	$318,269	$216,419	$162,834
Network services	370,859	387,339	393,569	355,996	341,779
Voice services	333,274	334,692	327,246	201,968	166,808
Intercarrier compensation	34,610	37,060	44,595	37,992	37,306

Total revenue	1,211,390	1,159,019	1,083,679	812,375	708,727

Costs and expenses (4):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (3)(5)	503,960	491,375	470,038	311,532	264,517
Selling, general, and administrative (5)	297,290	291,985	296,638	228,485	193,052
Depreciation, amortization, and accretion	296,167	285,783	279,454	256,091	238,180

Total costs and expenses	1,097,417	1,069,143	1,046,130	796,108	695,749

Operating income	113,973	89,876	37,549	16,267	12,978
Interest expense, net	(83,641)	(87,028)	(88,347)	(88,345)	(106,999)
Other loss, net	—	(7,767)	(3,022)	(36,874)	(14,043)

Income (loss) before income taxes	30,332	(4,919)	(53,820)	(108,952)	(108,064)
Income tax expense	2,746	2,347	1,000	28	—

Net income (loss)	$27,586	$(7,266)	$(54,820)	$(108,980)	$(108,064)

Basic income (loss) per share	$0.19	$(0.05)	$(0.38)	$(0.88)	$(0.93)

Diluted income (loss) per share	$0.18	$(0.05)	$(0.38)	$(0.88)	$(0.93)

Weighted average shares outstanding, basic	148,087	147,251	144,956	124,078	116,315
Weighted average shares outstanding, diluted	149,852	147,251	144,956	124,078	116,315

Other Operating Data:
Modified EBITDA (6)(7)	$436,658	$399,016	$339,003	$286,023	$251,158
Modified EBITDA margin (6)(7)(8)	36%	34%	31%	35%	35%
Net cash provided by operating activities	$390,478	$305,520	$264,207	$174,558	$128,420
Capital expenditures	$274,890	$276,857	$259,527	$192,679	$162,521
Net interest coverage ratio (9)	6.8	5.8	4.7	4.9	2.4

Operating Data (as of the end of each period presented):
Operating networks	75	75	75	75	44
Fiber connected buildings, on-net	10,407	9,422	8,355	7,457	5,982
Employees	2,870	2,844	2,859	2,784	2,034

Balance Sheet Data (as of the end of each period presented):
Cash and cash equivalents	$445,907	$352,176	$321,531	$221,553	$210,834
Investments, short-term	24,865	—	—	87,900	182,689
Property, plant, and equipment, net	1,294,372	1,306,910	1,294,900	1,294,112	1,226,950
Total assets	2,374,200	2,281,890	2,260,134	2,249,184	1,792,536
Long-term debt and capital lease obligations	1,300,370	1,284,178	1,273,640	1,265,260	1,246,362
Total debt and capital lease obligations	1,307,939	1,291,399	1,280,977	1,271,939	1,250,573
Total stockholders’ equity	$732,040	$673,193	$658,319	$659,293	$264,514
Leverage ratios (10):
Gross	3.1	3.4	4.1	4.8	5.0
Net	2.1	2.6	3.1	3.8	3.4

(1)

Effective January 1, 2009, we adopted the provisions of authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”), which requires our convertible debentures to be separated into debt and equity components at issuance and a value to be assigned to each. This guidance changes the accounting treatment for our convertible debentures and requires retrospective application to all periods presented in the financial statements. Although this guidance does not impact our actual past or future cash flows, the impact to non-cash interest expense and results of operations was to increase interest expense and decrease net income per share by $15.8 million, or $0.11 per share, $14.6 million, or $0.10 per share, and $10.2 million, or $0.08 per share, for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 4 to our consolidated financial statements for further discussion.

(2)	Includes revenue from transactions with affiliates of $13.1 million and $16.9 million in 2006 and 2005, respectively. There was no revenue from transactions with affiliates in 2009, 2008 or 2007.

(3)	We classify certain taxes and fees billed to customers and remitted to government authorities in revenue on a gross versus net basis. Beginning January 1, 2007, we added additional fees billed to customers and remitted to government authorities in our gross revenue. This had no impact on Modified EBITDA or net income (loss), but increased revenue and operating expenses by $16.8 million, $17.0 million and $14.9 million for the years ending December 31, 2009, 2008 and 2007, respectively.

(4)	Includes expenses from transactions with affiliates of $6.6 million and $8.0 million in 2006 and 2005, respectively. There were no expenses from transactions with affiliates in 2009, 2008 or 2007.

(5)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Operating	$3,654	$3,758	$3,555	$2,075	$—
Selling, general, and administrative	22,864	19,599	18,445	11,590	915

(6)	“Modified EBITDA” is a non-GAAP financial measure and is defined as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility, discussed below, also excludes certain non-cash losses within certain limits and certain extraordinary gains and the senior notes definition excludes other non-cash items. However, the resulting calculation is not materially different from the calculation of Modified EBITDA as defined for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies.

(7)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Net income (loss)	$27,586	$(7,266)	$(54,820)	$(108,980)	$(108,064)
Income tax expense	2,746	2,347	1,000	28	—
Interest income	(360)	(6,308)	(17,489)	(20,054)	(13,220)
Interest expense	84,001	93,336	105,836	108,399	120,219
Other loss, net	—	7,767	3,022	36,874	14,043
Depreciation, amortization and accretion	296,167	285,783	279,454	256,091	238,180
Non-cash stock-based compensation	26,518	23,357	22,000	13,665	—

Modified EBITDA	$436,658	$399,016	$339,003	$286,023	$251,158

The reconciliation between net cash provided by operations and Modified EBITDA is as follows:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands)
Net cash provided by operations	$390,478	$305,520	$264,207	$174,558	$128,420
Income tax expense	2,746	2,347	1,000	28	—
Interest income	(360)	(6,308)	(17,489)	(20,054)	(13,220)
Interest expense	84,001	93,336	105,836	108,399	120,219
Discount on debt, amortization of deferred debt issue costs and other	(20,036)	(19,580)	(16,877)	(13,450)	(5,160)
Changes in operating assets and liabilities	(20,171)	23,701	2,326	36,542	20,899

Modified EBITDA	$436,658	$399,016	$339,003	$286,023	$251,158

(8)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

(9)	We believe that our net interest coverage ratio provides a measurement of our ability to cover our interest payments on our debt and capital lease obligations and is calculated by dividing net cash interest expense by Modified EBITDA. The net cash interest expense used excludes $19.4 million, $18.0 million, $16.8 million, $13.4 million, and $4.3 million of non-cash interest expense for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(10)	We believe that our leverage ratio provides a measurement of our ability to cover our total debt and lease obligations. Our gross leverage ratio is calculated by dividing the principal amount of our total debt and capital lease obligations by Modified EBITDA. Our net leverage ratio is calculated by dividing the principal amount of our total debt and capital lease obligations less cash and cash equivalents and short-term investments by Modified EBITDA.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. in March 2008. On July 1, 2008, we began using tw telecom inc. as our name and tw telecom as our brand.

We are a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, VPN, VoIP and network security services to enterprise organizations and communications services companies throughout the U.S., and for IP VPN services, to their global locations. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communications service providers including ILECs, CLECs, wireless communications companies and ISPs.

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of December 31, 2009, our fiber networks spanned approximately 27,000 route miles connecting to over 10,000 buildings served directly by our metropolitan fiber facilities (on-net) excluding inactive buildings and LEC local servicing offices connected with our fiber. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have also continued to expand our IP backbone data networking capability between our markets, supporting end-to-end Ethernet and VPN connections for customers, and also have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease.

We acquired Xspedius on October 31, 2006, thereby expanding our markets served from 44 to 75 and increasing our network density in 12 markets that we already served. This acquisition provided us additional opportunities to serve multi-city and multi-location customers and to provide our full product portfolio in more markets. Our consolidated results of operations, cash flows and financial position include these acquired operations since the acquisition date.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. Our revenue by customer type for each of the past five years is as follows:

	Revenue
	2009	2008	2007	2006	2005
Enterprise / End Users	75%	73%	69%	62%	58%
Carrier / ISP	22%	24%	27%	33%	37%
Intercarrier Compensation	3%	3%	4%	5%	5%

	100%	100%	100%	100%	100%

Our primary objective is to be the leading provider of high quality managed data and telecommunications services in each of our service areas, on a national basis, principally utilizing our fiber facilities and our national multipurpose IP backbone network to offer high quality and reliable voice, data, Internet, and dedicated services to become the carrier of choice for business enterprises, governmental agencies, and other carriers. The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and IP backbone networks to increase customer and building penetration in our existing markets;

•

Focusing our service offerings to meet the sophisticated data needs of our customers, such as our Ethernet and IP VPN services, Internet-based services, managed services and converged voice and data bundled services;

•	Pursuing opportunities to expand our network reach to serve new customers and additional locations for existing customers;

•	Delivering a proactive and comprehensive customer care strategy that differentiates us from our competitors; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operational efficiencies, preserve our liquidity and drive us towards greater profitability.

Our revenue increased by 5% in 2009, 7% in 2008, 33% in 2007 and 15% in 2006, each as compared to the prior year, due to revenue growth from our enterprise customer base across all lines of business in each of those years as well as the contribution from our acquired Xspedius operations beginning in the fourth quarter of 2006. Although our revenue continued to grow in 2009, our growth rates were slowed by the impact of the economic downturn. We expect the economic downturn may continue to adversely affect our revenue growth.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 30 consecutive quarters through December 31, 2009 primarily through sales of our data and Internet services such as Ethernet and IP based products. Revenue from our enterprise customers represented 75% of our total revenue for the year ended December 31, 2009 as compared to 73% and 69% for the years ended December 31, 2008 and 2007, respectively. We expect a growing percentage of our revenue may continue to come from our enterprise customer base. Our expanded market footprint resulting from the acquired operations and new product capabilities has provided us with opportunities to extend our customer reach and product portfolio. While enterprise revenue continues to grow and service installations have been at consistent levels in 2009 compared to 2008, the rate of year over year revenue growth has been declining over the past two years primarily due to revenue churn that we believe was elevated due to the economic environment (see “Revenue and Customer Churn” below) and pricing declines of services in connection with contract renewals, and to a lesser extent, because the increasing revenue base has impacted the rate of growth.

Carrier Customer Revenue

Revenue from carrier customers declined 4% in 2009 from the prior year. Carrier revenue, at 22% of total revenue for the year ended December 31, 2009, represented a smaller percentage of our total revenue than the prior year. The continued decline as a percentage of total revenue was due to growth in revenue from enterprise customers, pricing declines in connection with contract renewals and disconnections resulting from business contractions and cost cutting measures driven by the economic environment among other factors. We believe revenue declines from carriers may continue due to disconnections, re-pricing and other factors.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for both 2009 and 2008, and may decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and the resolution of disputes. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation.

Revenue and Customer Churn

Average lost recurring monthly billing from customers’ partial or complete service disconnections was 1.3%, 1.2%, and 1.1% of monthly revenue in 2009, 2008 and 2007, respectively. As a component of average lost recurring monthly billing from service disconnections, revenue lost from customers fully disconnecting service was 0.3% for 2009 which is comparable to 2008. Customer and service disconnections occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions, customer financial difficulties, discontinuance of certain services from the acquired operations and price competition from other providers. We also believe that the economic downturn contributed to an increase in disconnections beginning in late 2007 and continuing into the year ended December 31, 2009 primarily from customers in our acquired customer base that buy less complex services, other smaller customers, mortgage-related customers and carriers. While we expect that some customers will continue to disconnect services for the reasons mentioned above, we cannot predict the total impact on revenue from these disconnections or the timing of such disconnections. Replacing this revenue with new revenue from other customers may be difficult. We expect elevated revenue churn to continue to pressure revenue growth.

Average monthly customer churn was 1.3%, 1.4% and 1.2% for 2009, 2008 and 2007, respectively. We define customer churn as the average number of customers disconnecting their services entirely divided by our average monthly customer count. The majority of this churn, which we expect to continue, came from our smaller customers.

Pricing

Our revenue continues to be impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on various services, particularly with respect to smaller bandwidth customers with single-site needs and very large customers, as well as customers’ heightened cost cutting initiatives due to the economy. Revenue has also been impacted by pricing declines to current levels for existing customers that renewed services with expired terms. We expect this pricing pressure may continue.

Pricing of Special Access Services

We provide special access services to other carriers over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our networks. The ILECs have argued before the FCC that the broadband services that they sell, including special access services we buy from them, should no longer be subject to regulation governing price and quality of service. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. If the prices we must pay for special access services increase materially, our margins could be adversely affected.

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

We have a five-year wholesale service agreement with AT&T Inc. (formerly SBC Communications Inc.) under which AT&T supplies us with special access and other services for end user access and transport with certain service level commitments through mid-2010. We have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the contract. We are currently negotiating a new agreement with AT&T to take effect in mid-2010 that would replace an existing agreement that expires at that time. This new agreement could result in higher prices for some of the special access services that we purchase from AT&T. We have agreements for tariffed term and volume plans with the other ILECs, which in some cases do not preclude prospective price increases. However, the ability of the ILECs to increase their special access prices is also in some cases subject to regulatory constraints.

Other Financial Trends

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flow in the normal course of business from customer and service disconnections, due to the timing of sales and installations, disputes and dispute resolutions, and pricing declines upon contract renewals. The current economic climate may magnify the impacts of these factors. However, we cannot predict the total impact on revenue, margins, and cash flows from these items.

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first and third quarters of the year have been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue may be impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In addition, revenue from our usage based services such as long distance may be subject to seasonal fluctuations in the first and third quarters resulting from seasonal changes in our customers’ usage patterns. Our expenses also are impacted in the first quarter by the resetting of payroll taxes and other employee related costs.

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

Due to successful collection efforts aided by system enhancements, internal controls and our revenue recognition policies, our bad debt expense remained at less than 1% of our total revenue for 2009 and 2008. We believe it may be difficult to maintain bad debt expense at such a low level due to the impact of continued weakness in the economic environment on our customer base.

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

Goodwill

We perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets as required by relevant accounting standards, which require goodwill to be assigned to a reporting unit and tested using a consistent measurement date. For purposes of testing goodwill for impairment, our goodwill has been assigned to our one consolidated reporting unit and our test is performed in the fourth quarter of each year or more frequently if impairment indicators arise.

Goodwill is reviewed for impairment utilizing a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.

Considerable management judgment is necessary to estimate the fair value of our reporting unit and goodwill. We determine the fair value of our reporting unit based on the income approach, using a discounted projection of future cash flows which includes a five-year annual discounted cash flow (“DCF”) analysis with a terminal value to value the long-term future cash flows. This DCF analysis was used solely for the purpose of evaluating our goodwill for impairment and should not be interpreted as our prediction of future performance. The assumptions used in our DCF analysis are consistent with the assumptions we believe hypothetical marketplace participants would use. With respect to our DCF analysis, the timing and amount of future cash flows requires critical management assumptions, including estimates of expected future revenue growth rates, Modified EBITDA contributions, expected capital expenditures and an appropriate discount rate and terminal value. Our growth rate assumptions for this purpose are based on historical results, market trends, product and technology changes, changes in our underlying cost structure and economic factors, among other items, as well as the recent trends in declining revenue growth rates caused by the recession. In determining the fair value of our reporting unit for purposes of our 2009 assessment, we considered our five-year historical cumulative annualized growth rates for unlevered free cash flow (Modified EBITDA less capital expenditures) of 29.5%, excluding integration and branding costs that are not expected to recur, and factored in the impacts of the economic environment to arrive at lower projected cumulative annualized cash flow growth rates over the five year projection period including an assumption that an economic recovery would occur in 2011. We applied a terminal multiple to estimated year five Modified EBITDA based on our long term cash flow growth expectations, which considers our expected operating performance and industry performance, to determine terminal value. The terminal value represents a significant portion of the resulting fair value of our reporting unit and therefore we compared the results to a growth model that estimates the value of future cash flow to perpetuity to assess the reasonableness. Projected cash flows were discounted to their present value using a discount rate of 10%, which represents a market-based participant weighted average cost of capital and reflects the rate of return an outside investor would expect to earn. To corroborate the reasonableness of the resulting fair value of our reporting unit, we also considered our market capitalization at the date the test was performed.

The determination of fair value requires significant estimates and assumptions which are subject to inherent uncertainties. Although our cash flow projections over the most recent three-year period have been reasonable compared to our actual results, actual results may vary significantly from estimates. However, we believe that our assumptions are reasonable in the context of the current economic environment. Our methodology for our 2009 assessment was consistent with the methodology used in prior years except that we used market-based participant assumptions in our 2009 assessment instead of our assumptions as we did in prior years. Our 2009 assessment resulted in the determination that the carrying value of our reporting unit does not exceed its fair value.

To assess the sensitivity of the assumptions used in our DCF analysis, we applied reductions of 20% to our critical estimates to test for impairment which we believe represents a reasonable change to our assumptions. When we applied a hypothetical two percentage point increase in the weighted average cost of capital, the resultant reduction in our fair value calculation would not have resulted in an impairment under our 2009 assessment. To assess the sensitivity of our future cash flow estimates including terminal value used to derive the reporting unit’s fair value, we applied a hypothetical reduction of 20% to the estimated fair value of our reporting unit; and, the resultant reduction in fair value would not have resulted in an impairment under our 2009 assessment. We are not aware of any reasonably likely changes in our assumptions that would result in an impairment.

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

Our 2009 assessment resulted in the determination that the estimated future undiscounted cash flows for each region exceeded the carrying value of its long lived assets. If we were to change assumptions in such a way as to reduce the amount of future cash flows expected from any particular asset, in some cases we could be required to recognize asset impairment losses in our results of operations. A hypothetical 20% reduction in our projected Modified EBITDA for each region would not have resulted in an impairment as of December 31, 2009.

Regulatory and Other Contingencies

We are subject to significant government regulation, some of which is uncertain due to legal challenges of existing rules. Such regulation is subject to different interpretations and inconsistent application, and has historically given rise to disputes with other carriers, regulatory authorities, and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.

Management estimates and reserves for the risk associated with regulatory and other contingencies. These estimates are based on assumptions and other considerations including expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary. A 10% unfavorable or favorable change in the estimates used for such reserves would have resulted in approximately a $14.3 million decrease or $10.7 million increase, respectively, in net income for the year ended December 31, 2009.

Deferred Tax Accounting

We have a history of NOLs for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. At December 31, 2009, our net deferred tax asset after a valuation allowance of $276.8 million was $58.8 million. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we continue to generate income before income taxes we may change our conclusion about the appropriateness of the valuation allowance in a future period, which may be in the near term, and we would likely record a substantial income tax benefit in our consolidated statement of operations when that occurs.

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

At December 31, 2009, we had NOL carryforwards for federal income tax purposes of approximately $1.1 billion. These NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026. We utilized NOLs to offset income tax obligations in each of the years ended December 31, 2008 and 2007. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders, exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, we adopted a stockholder rights plan on January 20, 2009 (see Note 11 to the consolidated financial statements and “Risk Factors—Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code and our Section 382 stockholder rights plan, which is intended to help preserve our NOLs, may not be effective”).

Revenue and Receivables

Our services are complex and our tariffs and contracts may be correspondingly complex and subject to interpretations that cause disputes over billing. In addition, changes in and interpretations of regulatory rulings create uncertainty and may cause disputes over minutes of use, rates or other provisions of our service. As such, we defer recognition of revenue until cash is collected on certain components of revenue, such as contract termination charges. We also reserve for customer billing disputes until they are resolved even if the customer has already paid the disputed amount.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of, among other things, an improvement in our collection activities and our overall receivables management, our allowance for doubtful accounts as a percentage of gross receivables has improved from 14% as of December 31, 2007 to 12% at December 31, 2008 to 11% at December 31, 2009. A 10% change in the estimates used for our allowance for doubtful accounts would have resulted in an insignificant increase or decrease in net income for the year ended December 31, 2009.

Stock-Based Compensation

We recognize the cost of share-based payments as compensation expense over the requisite service period, which is generally the vesting period of the award. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. We use the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 and Note 8 to the consolidated financial statements for a further discussion of our stock-based compensation plans.

Investments

During the years ended December 31, 2008 and 2007, we recognized losses of $7.8 million and $7.3 million, respectively, on commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates resulting from impairment and upon liquidation of one of these securities. In 2009, no additional impairment charges were incurred related to these investments. The carrying value of the remaining securities was $3.0 million at December 31, 2009. These investments are classified as long-term investments in the consolidated balance sheets. The carrying value of these securities represents an estimate of the fair value of the investments based principally on data from financial advisors for the commercial paper holders. The valuation was based on a combination of (i) the present value of future principal and interest payments discounted at rates intended to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. At December 31, 2009, investments included in cash and cash equivalents were measured at fair value and comprised of U.S. treasury money market funds and treasury securities that were traded in an active market and for which prices are readily available. At December 31, 2009, short-term investments were measured at amortized cost and comprised of U.S. treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. See Note 2 to the consolidated financial statements for a further discussion of our investments.

Other Estimates

There are other accounting estimates reflected in our consolidated financial statements, including reserves for certain losses, compensation accruals, unpaid claims for medical and other self-insured plans and property and other tax exposures that require judgment but are not deemed critical in nature.

We perform reviews on a periodic basis to determine depreciable lives for our property, plant and equipment. During the first quarter of 2007, we evaluated the depreciable life used for fiber assets and determined that to better reflect the economic utilization of those fiber assets, the lives were extended from 15 years to 20 years, or the lease term, if shorter, for leased fiber assets. This change in estimate, effective as of January 1, 2007, was accounted for prospectively, in accordance with relevant accounting standards. This change lowered depreciation expense and increased net income or reduced net loss by $19.2 million, or approximately $0.13 per share, for each of the years ended December 31, 2009, 2008 and 2007.

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

Recently Adopted Accounting Pronouncements

Effective July 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of authoritative guidance issued by the FASB, which requires our convertible debentures (see Note 4 to our consolidated financial statements for a description) to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected term of the convertible debt instrument. This guidance changes the accounting treatment for our convertible debentures and requires retrospective application to all periods presented in the financial statements. Although this guidance does not impact our actual past or future cash flows, the impact to non-cash interest expense and results of operations was to increase interest expense and decrease net income per share by $17.1 million, or $0.12 per share, $15.8 million, or $0.11 per share, $14.6 million, or $0.10 per share, and $10.2 million, or $0.08 per share, for the years ended December 31, 2009, 2008, 2007, and 2006 respectively. We expect the impact to our non-cash interest expense and results of operations to be approximately $19 million for the full year ended December 31, 2010. See Notes 1 and 4 to our consolidated financial statements.

Effective January 1, 2009, we adopted the disclosure requirements within new authoritative guidance issued by the FASB for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of the disclosure requirements within this guidance did not have an impact on our consolidated financial position and results of operations. See Note 5 to our consolidated financial statements.

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2009		2008 (1)		2007 (1)
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$472,647	39%	$399,928	35%	$318,269	30%
Network services	370,859	31	387,339	33	393,569	36
Voice services	333,274	27	334,692	29	327,246	30
Intercarrier compensation	34,610	3	37,060	3	44,595	4

Total revenue	1,211,390	100	1,159,019	100	1,083,679	100

Costs and expenses:
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (2)	503,960	42	491,375	42	470,038	43
Selling, general, and administrative (2)	297,290	25	291,985	25	296,638	27
Depreciation, amortization, and accretion	296,167	24	285,783	25	279,454	25

Total costs and expenses	1,097,417	91	1,069,143	92	1,046,130	97

Operating income	113,973	9	89,876	8	37,549	3

Interest expense	(84,001)	(7)	(93,336)	(8)	(105,836)	(10)
Interest income	360	—	6,308	1	17,489	2
Other loss, net	—	—	(7,767)	(1)	(3,022)	—

Income (loss) before income taxes	30,332	2	(4,919)	—	(53,820)	(5)
Income tax expense	2,746	—	2,347	—	1,000	—

Net income (loss)	$27,586	2%	$(7,266)	(1)%	$(54,820)	(5)%

Basic income (loss) per common share	$0.19		$(0.05)		$(0.38)

Diluted income (loss) per common share	$0.18		$(0.05)		$(0.38)

Weighted average shares outstanding, basic	148,087		147,251		144,956

Weighted average shares outstanding, diluted	149,852		147,251		144,956

Modified EBITDA and Modified EBITDA margin (3)(4)	$436,658	36%	$399,016	34%	$339,003	31%
Net cash provided by operating activities	390,478		305,520		264,207
Net cash used in investing activities	(290,589)		(273,759)		(188,571)
Net cash (used in) provided by financing activities	(6,158)		(1,116)		24,342

(1)	Effective January 1, 2009, we adopted the provisions of authoritative guidance issued by the FASB, which requires our convertible debentures to be separated into debt and equity components at issuance and a value to be assigned to each. This guidance changes the accounting treatment for our convertible debentures and requires retrospective application to all periods presented in the financial statements. Although this guidance does not impact our actual past or future cash flows, the impact to non-cash interest expense and results of operations was to increase interest expense and decrease net income per share by $15.8 million, or $0.11 per share, and $14.6 million, or $0.10 per share, for the years ended December 31, 2008 and 2007, respectively. See Note 4 to our consolidated financial statements for further discussion.

(2)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)
Operating	$3,654	$3,758	$3,555
Selling, general, and administrative	22,864	19,599	18,445

(3)	See “Item 6. Selected Financial Data” Note 6 for a definition of “Modified EBITDA” and Note 7 for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.

(4)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Total revenue increased $52.4 million, or 5%, to $1.21 billion for the year ended December 31, 2009 from $1.16 billion in 2008. Contributing to the growth in revenue was a net increase in installations of data and Internet services to enterprise customers.

Data and Internet services revenue increased $72.7 million, or 18%, to $472.6 million for the year ended December 31, 2009 from $399.9 million in 2008. The increase in data and Internet services revenue primarily resulted from growth in Ethernet and IP-based product sales to enterprise customers partially offset by service disconnections.

Revenue from network services decreased $16.5 million, or 4%, to $370.9 million for the year ended December 31, 2009 from $387.3 million in 2008. The decrease in network services revenue was primarily from re-pricing of some renewed customer contracts and disconnections predominantly from carrier customers. These decreases were partially offset by increases in collocation and high capacity services revenue.

Voice services revenue decreased $1.4 million, to $333.3 million for the year ended December 31, 2009 from $334.7 million in 2008. The decrease in voice services revenue resulted primarily from customer disconnections particularly in our acquired customer base offset by growth in bundled and other local product sales. Revenue based on the minutes of service used by a customer included in voice services was 4.1% and 4.3% of our total revenue for the year ended December 31, 2009 and 2008, respectively.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $2.5 million, or 7%, to $34.6 million for the year ended December 31, 2009 from $37.1 million in 2008. The decrease was primarily due to rate reductions and a decline in minutes of use terminated on our networks partially offset by an increase in revenue due to favorable settlements.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our networks, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased $12.6 million, or 3%, to $504.0 million for the year ended December 31, 2009 from $491.4 million in 2008. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, higher employee expense related to annual merit-based salary increases and a decrease in favorable cost settlements partially offset by network optimization and other cost efficiencies. Operating expenses represented 42% of total revenue for the years ended December 31, 2009 and 2008.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased $5.3 million, or 2%, to $297.3 million for the year ended December 31, 2009 from $292.0 million in 2008. The increase is primarily due to higher transactional tax settlements in the prior year that were favorable and branding expense associated with our name change in the prior year that did not recur, higher property taxes and employee costs in the current year partially offset by lower bad debt expense. Higher employee costs resulted primarily from non-cash stock-based compensation and annual merit-based salary increases. Selling, general, and administrative expenses represented 25% of total revenue for the years ended December 31, 2009 and 2008.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $10.4 million, or 4%, to $296.2 million for the year ended December 31, 2009 from $285.8 million in 2008. The increase was primarily attributable to additions to property, plant and equipment made during 2009 and 2008.

Interest Expense. Interest expense decreased $9.3 million, or 10%, to $84.0 million for the year ended December 31, 2009 from $93.3 million in 2008. The decrease is primarily due to lower interest rates on the variable rate Term Loan partially offset by an increase in non-cash interest expense associated with our convertible debentures. The adoption of the provisions of authoritative guidance issued by the FASB for convertible debt instruments on January 1, 2009 resulted in an increase in non-cash interest expense for our convertible debentures of $17.1 million and $15.8 million for the years ended December 31, 2009 and 2008, respectively.

Interest Income. Interest income decreased $5.9 million, or 94%, to $0.4 million for the year ended December 31, 2009 from $6.3 million in 2008. The decrease is due to a decline in interest rates earned on investments. As of December 31, 2009, our investments included in cash, cash equivalents and investments were comprised of U.S. treasury money market funds, treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program.

Other Loss. During the year ended December 31, 2008, we recognized a $7.8 million loss resulting from an impairment of commercial paper investments that we hold past the maturity date and upon liquidation of one of those securities. There was no such loss during the year ended December 31, 2009. See Note 2 to our consolidated financial statements.

Income Tax Expense. Income tax expense was $2.7 million for the year ended December 31, 2009 compared to $2.3 million for the comparable period in 2008. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2009, our valuation allowance was $276.8 million, which reduces our net deferred tax asset. As of December 31, 2009, net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies prior to the time that net operating loss carryforwards are due to expire, beginning in 2019. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we continue to generate income before income taxes in future periods, we may change our conclusion about the appropriateness of the valuation allowance in a future period, which may be in the near term, and we would likely record a substantial income tax benefit in our consolidated statement of operations when that occurs.

Net Income (Loss) and Modified EBITDA. Net income was $27.6 million, or $0.19 earnings per share, for the year ended December 31, 2009 compared to a net loss of $7.3 million, or $0.05 loss per share, in 2008. The increase of $34.9 million was primarily the result of the contribution from revenue growth partially offset by an increase in operating, selling, general and administrative and depreciation expenses, and a $7.8 million other loss in 2008 as described above that did not recur. Modified EBITDA increased $37.6 million to $436.7 million, or 36% of total revenue for the year ended December 31, 2009, from $399.0 million, or 34% of total revenue from the comparable period in 2008. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth and cost efficiencies from network and other optimization efforts partially offset by cost settlements in the prior year that did not recur and increases in employee costs.

While we anticipate achieving additional efficiencies in our business from optimization efforts, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial synergies, efficiencies and scaling we accomplished over the last several years. For the years ended December 31, 2009 and 2008, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See “Item 6. Selected Financial Data” Note 6 for a definition of Modified EBITDA and Note 7 for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Total revenue increased $75.3 million, or 7%, to $1.2 billion for the year ended December 31, 2008 from $1.1 billion in 2007. The primary contributor to the growth in revenue was increased data and Internet services revenue from sales to enterprise customers.

Data and Internet services revenue increased $81.7 million, or 26%, to $399.9 million for the year ended December 31, 2008 from $318.3 million in 2007. The increase in data and Internet services revenue primarily resulted from growth in revenue from enterprise customers and our Ethernet and IP-based product sales.

Revenue from network services decreased $6.2 million, or 2%, to $387.3 million for the year ended December 31, 2008 from $393.6 million in 2007. The decrease in network services revenue was primarily from re-pricing of renewed customer contracts and disconnects primarily from carrier customers, including $8.7 million from one wireless customer, partially offset by new customer sales.

Voice services revenue increased $7.4 million, or 2%, to $334.7 million for the year ended December 31, 2008 from $327.2 million in 2007. The increase was predominately from growth in bundled and other local product sales, partially offset by customer disconnections in the acquired customer base and from mortgage related businesses. Usage based revenue included in voice services was 4.3% and 4.7% of our total revenue for the year ended December 31, 2008 and 2007, respectively.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $7.5 million, or 17%, to $37.1 million for the year ended December 31, 2008 from $44.6 million in 2007. The decrease was primarily due to rate reductions.

Operating Expenses. Operating expenses increased $21.3 million, or 5%, to $491.4 million for the year ended December 31, 2008 from $470.0 million in 2007. The increase in operating expenses is primarily due to higher network access costs associated with serving our customers resulting from revenue growth, an increase in employee expense resulting from increased average headcount and annual merit-based salary increases, additional costs to launch new product capabilities in 16 acquired markets and increased utility costs. The impacts of these increases were partially offset by achievement of cost synergies through increased use of our network facilities by the acquired operations instead of other carriers’ facilities and network optimization. Operating expenses declined to 42% of total revenue for the year ended December 31, 2008 compared to 43% of total revenue in 2007, reflecting synergies from the integration of the acquired operations and scaling of our business.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $4.7 million, or 2%, to $292.0 million for the year ended December 31, 2008 from $296.6 million in 2007. The decrease was primarily due to lower integration expenses, higher capitalized labor, cost containment initiatives, and integration synergies somewhat offset by an increase in branding expenses associated with our name change, bad debt expense and employee compensation expense as a result of increased average employee headcount, annual merit-based salary increases, and non-cash stock-based compensation. Selling, general, and administrative expenses declined to 25% of total revenue for the year ended December 31, 2008 as compared to 27% of total revenue in 2007 reflecting synergies from the integration of the acquired operations and scaling of our business.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense increased $6.3 million, or 2%, to $285.8 million for the year ended December 31, 2008 from $279.5 million in 2007. The increase was primarily attributable to additions to property, plant and equipment made during 2007 and 2008. These increases were partially offset by a reduction in depreciation as certain assets became fully depreciated.

Interest Expense. Interest expense decreased $12.5 million, or 12%, to $93.3 million for the year ended December 31, 2008 from $105.8 million in 2007. The decrease was primarily due to lower interest rates on the variable rate Term Loan partially offset by an increase in non-cash interest expense associated with our convertible debentures. The adoption of the provisions of authoritative guidance on January 1, 2009 issued by the FASB for convertible debt instruments resulted in an increase in our non-cash interest expense for our convertible debentures of $15.8 million and $14.6 million for the years ended December 31, 2008 and 2007, respectively.

Interest Income. Interest income decreased $11.2 million, or 64%, to $6.3 million for the year ended December 31, 2008 from $17.5 million for 2007. The decrease is due to a decline in interest rates earned on investments resulting from a shift of investments from commercial paper to money market funds heavily weighted in government securities.

Other Loss, net. During the years ended December 31, 2008 and 2007, we recognized a $7.8 million and $7.3 million loss, respectively, resulting from an impairment of commercial paper investments that we hold past the maturity date and upon liquidation of one of those securities. See Note 2 to our consolidated financial statements. The loss of $7.3 million for the year ended December 31, 2007 was partially offset by a $4.3 million deferred gain on the sale of assets.

Income Tax Expense. Income tax expense was $2.3 million for the year ended December 31, 2008 for federal and state income taxes compared to $1.0 million in 2007 for state income taxes. During 2002, we established a valuation allowance for deferred taxes. As of December 31, 2008, our valuation allowance was $289.6 million, which reduces our net deferred tax asset. As of December 31, 2008, net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the assets that would be realizable utilizing tax planning strategies in the event that loss carryforwards were due to expire, which begins in 2019.

Net Income (Loss) and Modified EBITDA. Net loss was $7.3 million, or $0.05 loss per share, for the year ended December 31, 2008 compared to a net loss of $54.8 million, or $0.38 loss per share, in 2007. The change primarily resulted from increased revenue, decreased selling, general and administrative expenses partially offset by an increase in operating and depreciation expenses and the other loss described above. Modified EBITDA increased $60.0 million to $399.0 million, or 34% of total revenue for the year ended December 31, 2008, from $339.0 million, or 31% of total revenue from the comparable period in 2007. The increase in Modified EBITDA and Modified EBITDA margin resulted from revenue growth and a lower rate of operating expense increases due to integration cost synergies, the integration of our acquired operations, and scaling of our business. While we anticipate achieving additional efficiencies, we expect any significant future margin improvement will have to result from revenue growth.

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

At December 31, 2009, we had approximately $1.3 billion of total debt and capital lease obligations and $470.8 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $352.2 million of cash and cash equivalents at December 31, 2008. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $102.1 million primarily due to cash provided by operating activities resulting from Modified EBITDA and lower interest payments partially offset by accretion of the discount on our convertible debentures, capital expenditures and a reduction in interest income.

Working capital, defined as current assets less current liabilities, was $296.8 million as of December 31, 2009, an increase of $115.1 million from December 31, 2008. Our working capital ratio, defined as current assets divided by current liabilities, was 2.01 as of December 31, 2009 as compared to 1.66 as of December 31, 2008. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA, an increase in the current portion of our deferred tax asset and lower net interest expense.

Cash Flow Activity

Cash and cash equivalents were $445.9 million and $352.2 million as of December 31, 2009 and 2008, respectively. In addition, we had investments of $24.9 million as of December 31, 2009 which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,
	2009	2008	2007
	(amounts in thousands)
Cash provided by operating activities	$390,478	$305,520	$264,207
Cash used in investing activities	(290,589)	(273,759)	(188,571)
Cash (used in) provided by financing activities	(6,158)	(1,116)	24,342

Increase in cash and cash equivalents	$93,731	$30,645	$99,978

Operations. Cash provided by operating activities was $390.5 million for the year ended December 31, 2009 compared to $305.5 million in 2008. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, lower interest payments as a result of lower average interest rates on the Term Loan and changes in working capital, primarily due to the timing of payments to vendors. The changes in components of working capital, excluding cash, are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Cash provided by operating activities was $305.5 million for the year ended December 31, 2008 compared to $264.2 million in 2007. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and lower interest payments as a result of lower average interest rates on the Term Loan somewhat offset by lower interest income and changes in working capital, primarily due to the timing of payments to vendors.

Investing. Cash used in investing activities was $290.6 million in 2009 compared to $273.8 million in 2008. The change is primarily a result of purchases of investments somewhat offset by decreased cash used for capital expenditures resulting from integration and branding capital expenditures of $10.6 million in the prior year which did not recur in 2009. Cash used for capital expenditures for the year ended December 31, 2009 was $267.0 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings, compared to $274.5 million for the year ended December 31, 2008.

Cash used in investing activities was $273.8 million in 2008 compared to $188.6 million in 2007. The change is primarily a result of a decrease in net proceeds from investments as we shifted investments from commercial paper to money market funds heavily weighted in government securities and increased capital expenditures. At December 31, 2008, investments included in cash and cash equivalents were comprised of U.S.

treasury money market funds. Cash used for capital expenditures for the year ended December 31, 2008 was $274.5 million, the majority of which was used to expand our networks in our existing markets and to reach new customer buildings, compared to $257.9 million for the year ended December 31, 2007. Capital expenditures for integration and branding included in these amounts were $10.6 million and $30.1 million for the years ended December 31, 2008 and 2007, respectively.

Financing. Cash used in financing activities was $6.2 million for the year ended December 31, 2009, primarily for payments on the Term Loan and capital lease obligations, somewhat offset by proceeds from the exercise of stock options. Cash used in financing activities was $1.1 million for the year ended December 31, 2008, primarily for payments on the Term Loan and capital lease obligations, somewhat offset by proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan. Cash provided by financing activities was $24.3 million for the year ended December 31, 2007, primarily related to proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan, slightly offset by the quarterly payments on the $600 million Term Loan.

As of December 31, 2009, we had outstanding $400 million principal amount of 9 1/4% Senior Notes due 2014 (“2014 Notes”), $373.8 million principal amount of 2 3/8% Convertible Debentures, and $582 million under our Term Loan. On January 14, 2009, we amended our Revolver maturing in 2011 to terminate $20 million of the original $100 million availability because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the undrawn Revolver are $80 million. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, of which 1.75% was in effect at December 31, 2009. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million principal amount of the variable rate Term Loan for a total rate, including the applicable spread, of 4.98% per annum on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million principal amount of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.71% on a notional amount of $100 million. Based on the weighted average effective interest rate of 3% in effect at December 31, 2009, aggregate annual interest payments on $582 million of borrowings outstanding under the Term Loan, including the impact of the interest rate swaps in effect, would be $17.5 million. We may consider additional interest rate swaps in order to reduce our exposure to variable rate debt when our current swaps expire or otherwise, depending on market conditions. Aggregate annual interest payments on the 2014 Notes and the Convertible Debentures are $37.0 million and $8.9 million, respectively, during the year ended December 31, 2009. If the 2014 Notes and Convertible Debentures remain outstanding and at the same principal amount as of December 31, 2009, we expect our interest payments on the 2014 Notes and Convertible Debentures to remain the same. Significant terms of our outstanding indebtedness are detailed in Note 4 to our consolidated financial statements.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, purchase or redeem our outstanding 2014 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2014 Notes or Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan or the indenture for the 2014 Notes, we currently may repurchase a portion of our 2014 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. Our Revolver would permit a repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents and meet certain other conditions. This test under the Revolver is more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. We may also consider refinancing portions of our indebtedness if there are advantages to us in doing so such as reduced interest expense, longer maturities, or more favorable terms. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of December 31, 2009. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and these subsidiaries guarantee the $400 million 9 1/4% Senior Notes due 2/15/14 on an unsecured basis and the Revolver and Term Loan on a secured basis.
b	The assets and limited liability company interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.
c	These entities were former Xspedius local limited liability companies (LLCs) that have changed their names to names that include “tw telecom.” Certain of the former Xspedius local LLCs that operate in the same states as existing tw telecom state limited partnerships (LPs) and LLCs were consolidated with the tw telecom local entities through subsidiary mergers.

Capital Expenditures and Requirements

Our total capital expenditures were $274.9 million for the year ended December 31, 2009 compared to $276.9 million in 2008. We incurred capital expenditures to develop and expand our network, products and systems. The decrease in capital expenditures year over year was primarily due to integration and branding expenditures in the prior year that did not recur in 2009, somewhat offset by higher capital spending for infrastructure, capacity and IT initiatives in 2009. Since 2005, over 80% of our total annual capital expenditures, excluding integration and branding capital expenditures, were for success-based opportunities which is directly linked to new installations and capacity requirements and can fluctuate as our volume of service installations increases or decreases. Success-based spending consists of short-to-medium length capital projects, in terms of time between capital spending to revenue generation, which is driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone and central office infrastructure to serve growing customer demands. For 2010, we expect capital expenditures of approximately $275 million to $300 million (see “Capital Resources” below for discussion on anticipated funding sources), which we expect will primarily be success-based as well as incremental spending for new product initiatives. The remainder of our expected capital expenditures is for strategic market expansion opportunities to further expand our network reach in our existing markets, life cycle expenditures to replace older network components and enhancements to our IT systems to increase efficiencies in our sales, field and back office operations. This expected range could increase if we have greater than expected customer demand. We expect that the amount we must spend to replace older network components, especially electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to economic conditions.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under the Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of December 31, 2009, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $445.9 million in cash and cash equivalents, $24.9 million in short-term investments, and an undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. Due to current capital market and credit conditions we may be unable to obtain such financing on acceptable terms or at all.

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

The Revolver and Term Loan limit our ability to declare dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver and Term Loan also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations, such as our 2014 Notes. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of voting control occurs as defined in the Revolver and Term Loan agreements. If we do not comply with the covenants, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. If we are in default under any of the covenants, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. The current tightening of the credit markets may make such modifications more difficult and costly to obtain than in the past. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all, especially in the current credit environment where traditional sources of financing may not be as readily available to us as in the past. Other risks, such as the risk of a rating downgrade, could further impact our potential access to financing sources.

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

As of December 31, 2009, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. treasury money market mutual funds, U.S. treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits and custodial accounts, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

Commitments. The following table summarizes our long-term commitments as of December 31, 2009, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations.

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
$600 million Term Loan B due 2013	$582,000	$6,000	$6,000	$6,000	$564,000	$—	$—
$400 million 9 1/4% Senior Notes due 2014	400,000	—	—	—	—	400,000	—
$373.8 million 2 3/8% Convertible Senior Debentures due 2026 (1)	373,750	—	—	—	373,750	—	—

Total principal payments	$1,355,750	$6,000	$6,000	$6,000	$937,750	$400,000	$—
Interest payments on long-term debt (2)	238,828	61,536	60,096	57,174	41,625	18,397	—
Capital lease obligations including interest (3)	25,760	2,715	2,053	1,994	2,003	1,945	15,050
Operating lease obligations	272,352	45,192	41,883	38,238	33,946	25,979	87,114
Fixed maintenance obligations	52,145	3,222	3,222	3,222	3,222	3,222	36,035
Purchase obligations
Purchase orders (4)	23,256	23,256	—	—	—	—	—
Network costs (5)	156,342	50,982	47,775	30,752	19,678	6,875	280

Total	$2,124,433	$192,903	$161,029	$137,380	$1,038,224	$456,418	$138,479

(1)	Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2026; therefore the repayment obligation is presented in full at the earliest maturity date.

(2)	Interest payments on the Term Loan are calculated using the rate in effect as of December 31, 2009, including interest rate swap agreements.

(3)	Includes amounts representing interest of $9.0 million.

(4)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.

(5)	Includes services purchased from other carriers to transport a portion of our traffic to the end user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require us to maintain certain commitment levels to obtain favorable pricing. Some services are purchased under contracts that are subject to contract termination costs, or penalties, if services are disconnected before the end of the term.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash, cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of $470.8 million at December 31, 2009, a one-percent change in the interest rate would change the annual interest earned by $4.7 million. At December 31, 2009, investments included in cash, cash equivalents and short-term investments were comprised of U.S. treasury money market funds, treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash, cash equivalents and short-term investments and diversified these investments to the extent practical to minimize our exposure to any one money market fund or financial institution. We may change the nature of our cash, cash equivalents and investments as market conditions change.

At December 31, 2009 and 2008, we held commercial paper investments purchased in 2007 with a carrying value of $3.0 million with exposure to sub-prime mortgages that were past their maturity dates. We recognized impairment losses on these investments of $7.8 million in the year ended December 31, 2008. No such losses were recognized in the year ended December 31, 2009. These securities are classified as long-term investments in the December 31, 2009 and 2008 consolidated balance sheets.

We have fixed and variable rate debt. Our exposure with respect to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. We have entered into interest rate swap agreements to mitigate interest fluctuations on our variable rate Term Loan. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of December 31, 2009, of 4.98% on a notional amount of $100 million. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of December 31, 2009, of 4.71% on a notional amount of $100 million. Variable-rate debt instruments represented approximately 28% of our total debt at both December 31, 2009 and 2008. As of December 31, 2009, based on the $582 million outstanding balance on the Term Loan and the interest rate swaps in effect as of December 31, 2009, a one-percent change in the applicable rate would change the annual amount of interest we pay by $3.8 million.

At December 31, 2009, the fair values of our Term Loan, 2014 Notes, and our Convertible Debentures were $557 million, $411 million and $412 million, respectively, as compared to carrying values of $582 million, $400 million and $308.9 million, respectively, each on the same date. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” at page 59.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, to provide reasonable assurance that the objectives of the control system are met. Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of tw telecom inc.

We have audited tw telecom inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). tw telecom inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, tw telecom inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of tw telecom inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009 of tw telecom inc. and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 12, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” and the information with respect to executive officers, material changes to procedures by which security holders may recommend nominees to the board of directors, and audit committee and financial experts required by this item will appear in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2010 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. These portions of the Proxy Statement are incorporated by reference.

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

ATM (Asynchronous Transfer Mode). High speed transmission technology using packet-like switching and multiplexing techniques in order to transmit data.

Central Offices. A telecommunications center where switches and other telecommunications facilities are housed. CLECs may connect with ILEC networks either at this location or through a remote location.

Class of Service. A method of managing traffic on a network that allows customers to group types of traffic and assign each type a different priority level.

Collocation. The ability of a telecommunications carrier to interconnect its network to the ILEC’s network by extending its facilities to the ILEC’s central office. Collocation with an ILEC can be physical where the interconnecting carrier places its network equipment within the ILEC’s central offices or virtual where the ILEC permits a carrier to interconnect its network to the ILEC’s network in a manner which is technically, operationally, and economically comparable to physical collocation, but without physically locating equipment within the central offices. Telecommunication carriers also allow customers to interconnect with their networks by placing equipment in space adjacent to the carrier’s central office.

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

DWDM (Dense Wavelength Division Multiplexing). A technology that multiplies the capacity of single fiber to 8, 16, 32, or 80 new transmission channels. Higher capacity multiples are under testing.

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

Internet Protocol(IP). The method or protocol by which data is sent from one computer or network to another on the Internet. Each computer or network has at least one IP address that uniquely identifies it from all other computers and networks that are connected to the Internet.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2010.

tw telecom inc.

By:	/s/ MARK A. PETERS
Mark A. Peters
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President, and Chief Executive Officer	February 12, 2010

(ii) Principal Financial Officer

/s/ MARK A. PETERS Mark A. Peters	Executive Vice President and Chief Financial Officer	February 12, 2010

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Senior Vice President, Accounting and Finance and Chief Accounting Officer	February 12, 2010

(iv) Directors

/s/ GREGORY J. ATTORRI Gregory J. Attorri	Director	February 12, 2010

/s/ SPENCER B. HAYS Spencer B. Hays	Director	February 12, 2010

/s/ LARISSA L. HERDA Larissa L. Herda	Director	February 12, 2010

/s/ KEVIN W. MOONEY Kevin W. Mooney	Director	February 12, 2010

/s/ KIRBY G. PICKLE Kirby G. Pickle	Director	February 12, 2010

/s/ ROSCOE C. YOUNG, II Roscoe C. Young, II	Director	February 12, 2010

tw telecom inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of tw telecom inc.

We have audited the accompanying consolidated balance sheets of tw telecom inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed at page 59. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position No. APB 14–1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14–1) (codified in FASB ASC Topic 470, Debt with Conversions and Other Options) effective as of January 1, 2009 and retrospectively adjusted its accounting for its consolidated financial statements for the years ended December 31, 2008 and 2007 presented herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), tw telecom inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 12, 2010

tw telecom inc.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$445,907	$352,176
Investments	24,865	—
Receivables, less allowances of $9,449 and $11,271, respectively	78,016	82,391
Prepaid expenses and other current assets	13,546	10,375
Deferred income taxes	29,574	10,475

Total current assets	591,908	455,417

Long-term investments	2,990	2,990
Property, plant and equipment	3,481,287	3,266,868
Less accumulated depreciation	(2,186,915)	(1,959,958)

	1,294,372	1,306,910

Deferred income taxes	29,176	48,275
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	32,220	41,071
Other assets, net	10,840	14,533

Total assets	$2,374,200	$2,281,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,088	$46,399
Deferred revenue	34,005	30,419
Accrued taxes, franchise and other fees	68,669	64,270
Accrued interest	16,219	17,386
Accrued payroll and benefits	42,589	38,245
Accrued carrier costs	35,890	34,818
Current portion debt and capital lease obligations	7,569	7,221
Other current liabilities	39,120	34,992

Total current liabilities	295,149	273,750

Long-term debt and capital lease obligations, net	1,300,370	1,284,178
Long-term deferred revenue	15,988	17,734
Other long-term liabilities	30,653	33,035
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 150,122,818 and 147,774,297 shares issued and outstanding, respectively	1,501	1,478
Additional paid-in capital	1,792,761	1,764,432
Accumulated other comprehensive income (loss)	(4,238)	(7,147)
Accumulated deficit	(1,057,984)	(1,085,570)

Total stockholders’ equity	732,040	673,193

Total liabilities and stockholders’ equity	$2,374,200	$2,281,890

See accompanying notes to the consolidated financial statements tw telecom inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$472,647	$399,928	$318,269
Network services	370,859	387,339	393,569
Voice services	333,274	334,692	327,246
Intercarrier compensation	34,610	37,060	44,595

Total revenue	1,211,390	1,159,019	1,083,679

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	503,960	491,375	470,038
Selling, general and administrative	297,290	291,985	296,638
Depreciation, amortization, and accretion	296,167	285,783	279,454

Total costs and expenses	1,097,417	1,069,143	1,046,130

Operating income	113,973	89,876	37,549

Interest expense	(84,001)	(93,336)	(105,836)
Interest income	360	6,308	17,489
Other loss, net	—	(7,767)	(3,022)

Income (loss) before income taxes	30,332	(4,919)	(53,820)
Income tax expense	2,746	2,347	1,000

Net income (loss)	$27,586	$(7,266)	$(54,820)

Net income (loss) per common share, basic	$0.19	$(0.05)	$(0.38)

Net income (loss) per common share, diluted	$0.18	$(0.05)	$(0.38)

Weighted average shares outstanding, basic	148,087	147,251	144,956

Weighted average shares outstanding, diluted	149,852	147,251	144,956

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$3,654	$3,758	$3,555

Selling, general and administrative	$22,864	$19,599	$18,445

See accompanying notes to the consolidated financial statements tw telecom inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$27,586	$(7,266)	$(54,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	296,167	285,783	279,454
Investment impairment	—	7,767	7,347
Discount on debt, amortization of deferred debt issue costs and other	20,036	19,580	12,552
Stock based compensation	26,518	23,357	22,000
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables and other assets	1,972	(3,404)	(338)
Accounts payable	4,689	(666)	(1,527)
Accrued interest	(1,082)	605	(171)
Accrued payroll and benefits	4,344	1,685	3,903
Other liabilities	10,248	(21,921)	(4,193)

Net cash provided by operating activities	390,478	305,520	264,207

Cash flows from investing activities:
Capital expenditures	(266,997)	(274,519)	(257,905)
Acquisitions	—	—	2,580
Purchases of investments	(24,892)	—	(166,973)
Proceeds from maturities of investments	—	3,699	235,932
Proceeds from sale of assets and other investing activities	1,300	(2,939)	(2,205)

Net cash used in investing activities	(290,589)	(273,759)	(188,571)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options, vesting of restricted stock awards and units, and in connection with the employee stock purchase plan	1,834	5,930	31,846
Net (costs) proceeds from issuance of debt	—	—	(850)
Payment of debt and capital lease obligations	(7,992)	(7,046)	(6,654)

Net cash (used in) provided by financing activities	(6,158)	(1,116)	24,342

Increase in cash and cash equivalents	93,731	30,645	99,978
Cash and cash equivalents at beginning of year	352,176	321,531	221,553

Cash and cash equivalents at end of year	$445,907	$352,176	$321,531

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,049	$77,006	$91,631

Cash paid for income taxes	$3,001	$2,072	$—

Addition of capital lease obligation	$7,893	$2,338	$1,622

See accompanying notes to the consolidated financial statements tw telecom inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended December 31, 2009, 2008, and 2007

				Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Common Stock		Additional paid-in capital
	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2007	142,815	$1,428	$1,681,349	$—	$(1,023,484)	$659,293
Net loss and comprehensive loss	—	—	—	—	(54,820)	(54,820)
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	3,536	35	31,811	—	—	31,846
Stock-based compensation	191	2	21,998	—	—	22,000

Balance at December 31, 2007	146,542	1,465	1,735,158	—	(1,078,304)	658,319
Net loss	—	—	—	—	(7,266)	(7,266)
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	(7,147)	—	(7,147)

Total comprehensive loss	—	—	—	—	—	(14,413)
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	725	7	5,923	—	—	5,930
Stock-based compensation	507	6	23,351	—	—	23,357

Balance at December 31, 2008	147,774	1,478	1,764,432	(7,147)	(1,085,570)	673,193
Net income	—	—	—	—	27,586	27,586
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	2,909	—	2,909

Total comprehensive income	—	—	—	—	—	30,495
Shares issued for cash in connection with the exercise of stock options, net of shares withheld to satisfy employee tax obligations upon vesting of awards	705	7	1,827	—	—	1,834
Stock-based compensation	1,644	16	26,502	—	—	26,518

Balance at December 31, 2009	150,123	$1,501	$1,792,761	$(4,238)	$(1,057,984)	$732,040

See accompanying notes to the consolidated financial statements tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

tw telecom inc. (the “Company”), a Delaware corporation, is a leading national provider of managed network services specializing in Ethernet and data networking, Internet access, local and long distance voice, VPN, VoIP and network security services, to enterprise organizations and communications services companies throughout the United States and, for IP VPN services, to their global locations.

The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued. The Company adopted a rights plan on January 20, 2009 that is intended to protect the availability of the Company’s net operating loss carryforwards, which can be subject to limitations under federal tax regulations (see Note 11).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all entities in which the Company has a controlling voting interest (“subsidiaries”). Significant intercompany accounts and transactions have been eliminated. The Company has evaluated all subsequent events through February 12, 2010, the date the financial statements were issued.

Reclassifications and Retrospective Adjustments

Certain prior period amounts have been reclassified for comparability with the 2009 presentation. The consolidated financial statements at December 31, 2008 and for the years ended December 31, 2008 and 2007 have been retrospectively adjusted to give effect to the adoption of guidance issued by the Financial Accounting Standards Board (the “FASB”) related to the Company’s convertible debt instruments. See “Recently Adopted Accounting Pronouncements” below.

Change in Accounting Estimate

During the first quarter of 2007, the Company evaluated the depreciable life used for fiber assets and determined that to better reflect the economic utilization of those fiber assets, the lives were extended from 15 years to 20 years, or the lease term, if shorter, for leased fiber assets. This change in estimate, effective as of January 1, 2007, was accounted for prospectively, in accordance with relevant accounting standards. This change lowered depreciation expense and increased net income or reduced net loss by $19.2 million, or approximately $0.13 per share, for each of the years ended December 31, 2009, 2008 and 2007.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas that require significant management judgments include taxes, revenue and receivables, impairment of investments and long-term assets, regulatory fees, asset retirement obligations, evaluation of impairment of goodwill, and carrier liabilities.

Segment Reporting

The Company operates in one segment across the United States because our business is centrally managed.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Investments

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents.

At December 31, 2009, investments, including those in cash equivalents which were comprised of U.S. Treasury money market funds and securities, were classified as held-to-maturity as the Company has the intent and ability to hold the securities to maturity and are carried at amortized cost. The estimated fair value of these investments is not materially different from their amortized cost.

At December 31, 2009 and 2008, long-term investments of $3.0 million were comprised of the fair value of commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates. See Note 2 for more information on the Company’s investments.

At December 31, 2009 and 2008, the Company had restricted funds held at financial institutions of $2.9 million and $3.3 million, respectively. These amounts were included in other current assets and are restricted because they primarily secure outstanding surety bonds.

Receivables

The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by evaluation of certain factors, including ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $9.4 million, or 11% of gross receivables, at December 31, 2009, and $11.3 million, or 12% of gross receivables, at December 31, 2008.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost except for assets acquired through acquisition of businesses, which are recorded at fair value. Construction costs, labor, applicable overhead related to the development, installation, and expansion of the Company’s networks, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $61.0 million, $60.3 million, and $52.0 million for 2009, 2008, and 2007, respectively. Capitalized interest was $2.4 million, $2.9 million, and $2.4 million for 2009, 2008, and 2007, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets that are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $3.0 million, $0.4 million and $0.9 million in 2009, 2008, and 2007, respectively.

The Company licenses the right to use fiber optic capacity in 23 of its markets from either Time Warner Cable, Inc., Comcast Corporation (as successor to Time Warner Cable in three of those markets) or an affiliate of Bright House Networks, LLC. The Company pays and records as a component of property, plant and equipment its allocable share of the cost of fiber and construction incurred by Time Warner Cable, Inc., Comcast Corporation and the Bright House Networks, LLC affiliate on routes where the parties are in joint construction.

Depreciation is provided on the straight-line method over estimated useful lives as follows:

Buildings and improvements	10-20 years or lease term, if shorter
Communications network equipment	5-15 years
Vehicles and other equipment	3-10 years
Fiber and right to use	20 years or lease term, if shorter

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $285.6 million, $274.3 million, and $267.6 million in 2009, 2008, and 2007, respectively. Property, plant, and equipment consists of:

	December 31,
	2009	2008
	(amounts in thousands)
Communications network equipment	$2,356,127	$2,180,636
Fiber and right to use	887,443	842,184
Vehicles and other equipment	170,593	178,051
Land, buildings and improvements	67,124	65,997

	3,481,287	3,266,868
Less accumulated depreciation	(2,186,915)	(1,959,958)

Total	$1,294,372	$1,306,910

Income Taxes

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities and the amounts used for tax purposes. The impact of a tax position is recognized in the financial statements if that position is more likely than not to be sustained on audit, based on technical merits of the position. The Company does not record a valuation allowance against net deferred tax assets when it is more likely than not that the net deferred tax asset will be realized.

Goodwill

The Company performs impairment tests at least annually on all goodwill and indefinite-lived intangible assets pursuant to relevant accounting standards which require goodwill to be assigned to a reporting unit and tested using a consistent measurement date. For purposes of testing goodwill for impairment, the Company’s goodwill has been assigned to the Company’s one consolidated reporting unit and is tested in the fourth quarter of each year or more frequently if impairment indicators arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. The Company’s annual goodwill impairment tests did not result in any impairment charges in 2009, 2008, or 2007.

Other Assets

Other assets primarily include deferred debt issuance costs which are amortized to interest expense over the life of their respective debt agreements.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets whenever current events or circumstances indicate the carrying amounts may not be recoverable. An impairment is required when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets and the loss is measured by the amount tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell. The Company’s asset impairment tests did not result in any impairment charges in 2009, 2008 or 2007.

Asset Retirement Obligations

The Company records the estimated fair value of an asset retirement obligation when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset’s estimated useful life. The Company has asset retirement obligations related to decommissioning of electronics in leased facilities and the removal of certain fiber and conduit systems. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities, and the likelihood of retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

The Company’s asset retirement obligations were $20.4 million and $18.7 million as of December 31, 2009 and 2008, respectively, and are included as a component of other long-term liabilities in the consolidated balance sheets. The increase was primarily due to the accretion of the liability.

Derivative Financial Instruments

The Company utilizes derivative financial instruments, specifically interest rate swap agreements, to mitigate interest rate risk. These instruments have been executed with financial institutions deemed creditworthy, and the Company monitors its exposure to these counterparties. All derivatives are recognized in the Company’s consolidated balance sheets at fair value.

The Company’s derivative instruments have been designated as cash flow hedges. In an interest rate swap, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows.

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are immediately reported in results of operations. The Company performs a quarterly assessment to determine whether each derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument.

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage using state-of-the-art fiber optics. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services, and voice over Internet protocol. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities.

The Company’s customers are principally enterprise organizations from a wide variety of business segments including, among others, the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities as well as communications service providers, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, and Internet service providers (“ISPs”).

Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a monthly fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage, with some fixed rate elements, and estimates are used to recognize revenue in the period earned.

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. If there is a billing dispute with a customer, revenue generally is not recognized until the dispute is resolved.

The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $40.0 million, $36.9 million and $31.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Operating Expenses

Operating expenses consist of costs directly related to the operation and maintenance of networks and the provisioning of services, but exclude depreciation, amortization and accretion, which is reported separately. These costs, which are net of costs capitalized for labor and overhead, include the salaries and related benefits and expenses, including stock-based compensation, of customer care, provisioning, network maintenance, tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technical field, network operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers to carry a portion of the Company’s traffic and to interconnect the Company’s networks, and for facility leases.

Significant Customers

The Company has substantial business relationships with a few large customers, including major communications service providers. The Company’s top 10 customers accounted for an aggregate of 21%, 23%, and 26% of the Company’s total revenue for the years ended December 31, 2009, 2008, and 2007, respectively. No customer accounted for 10% or more of total revenue in 2009, 2008, and 2007.

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

The following table provides the calculation of basic and diluted EPS:

	Year ended December 31,
	2009	2008	2007
	(amounts in thousands, except per share amounts)
Net income (loss) as reported	$27,586	$(7,266)	$(54,820)

Basic weighted average shares outstanding	148,087	147,251	144,956
Dilutive effect of stock options outstanding	883	—	—
Dilutive effect of unvested restricted stock awards and units	882	—	—

Diluted weighted average shares	149,852	147,251	144,956
Earnings (loss) per share—basic	$0.19	$(0.05)	$(0.38)

Earnings (loss) per share—diluted	$0.18	$(0.05)	$(0.38)

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures, which were excluded from the computation because their inclusion would be anti-dilutive, totaled 29.9 million, 33.1 million and 33.2 million shares at December 31, 2009, 2008, and 2007, respectively.

Stock-Based Compensation

The Company recognizes the cost of share-based payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the years ended December 31, 2009, 2008 and 2007, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period.

tw telecom inc.

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

Recently Adopted Accounting Pronouncements

Effective July 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of authoritative guidance issued by the FASB for convertible debt instruments that may be settled fully or partially in cash upon conversion, which requires the Company’s convertible debentures (see Note 4 for a description) to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar instrument without the conversion feature. The difference between the convertible debt instrument cash proceeds and this estimated fair value is recorded as a debt discount and is amortized to interest expense using the interest rate method over the expected term of the convertible debt instrument. This guidance changes the accounting treatment for the Company’s convertible debentures and requires retrospective application to all periods presented in the financial statements. Although this guidance does not impact the Company’s actual past or future cash flows, the impact to non-cash interest expense and results of operations was $17.1 million, or $0.12 per share, $15.8 million, or $0.11 per share, and $14.6 million, or $0.10 per share, for the years ended December 31, 2009, 2008 and 2007, respectively (see Note 4). The Company expects the impact to its non-cash interest expense and results of operations to be approximately $19 million for the year ended December 31, 2010. The following table presents the December 31, 2008 balance sheet line items affected as adjusted after retrospective application of this guidance and as originally reported:

	December 31, 2008
	As Adjusted	As Reported
	(amounts in thousands)
Other assets, net of accumulated amortization	$14,533	$19,648
Long-term debt and capital lease obligations	$1,284,178	$1,365,596
Additional paid-in capital	$1,764,432	$1,647,626
Accumulated deficit	$(1,085,570)	$(1,045,067)

Effective January 1, 2009, the Company adopted the disclosure requirements within new authoritative guidance issued by the FASB for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect their financial position, financial performance, and cash flows. The adoption of the disclosure requirements within this guidance did not have an impact on the Company’s consolidated financial position and results of operations (see Note 5).

2. Investments

The Company’s investments portfolio as of December 31, 2009, excluding long-term investments, includes shares of U.S treasury money market funds, debt securities issued by the U.S Treasury and corporate debt tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. All of the Company’s investments are categorized as “held-to-maturity” and carried at amortized cost, except for the Company’s long-term investment discussed below. The estimated fair value of the investments is not materially different from their amortized cost.

Investments are summarized as follows:

	December 31,
	2009	2008
	(amounts in thousands)
Cash equivalents:
Shares of money market funds	$425,259	$351,684
Debt securities issued by the U.S. Treasury	20,000	—

Total cash equivalents	445,259	351,684
Debt securities issued by the U.S. Treasury	20,785	—
Corporate debt securities	4,080	—
Long-term investments	2,990	2,990

Total cash equivalents, investments and long-term investments	$473,114	$354,674

During the years ended December 31, 2008 and 2007, the Company recognized impairment losses of $7.8 million and $7.3 million, respectively, on commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates. There was no such loss during the year ended December 31, 2009. The carrying values of these securities after recognition of the losses are $3.0 million at both December 31, 2009 and 2008, and are classified as long term investments in the December 31, 2009 and 2008 consolidated balance sheets. The carrying value was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders (see Note 6 for additional information on the valuation of these investments).

3. Intangible Assets

Goodwill

The Company had goodwill of $412.7 million at both December 31, 2009 and 2008.

Definite Life Intangibles

Definite life intangibles consist primarily of customer relationships that were acquired as a result of the Company’s acquisition of Xspedius Communications, LLC (“Xspedius”) in 2006. Definite life intangible assets are being amortized using methods of amortization that correlate to the pattern in which the economic benefits are expected to be realized. Customer relationships are amortized using the sum of the years digits method over an estimated life of 10 years. Other intangible assets, primarily intangible assets acquired as a result of the Company’s acquisition of Xspedius, are being amortized on a straight-line basis using expected lives of 10 years. Definite life intangible assets subject to amortization were as follows:

	December 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(amounts in thousands)
Customer relationships	$59,086	$(30,259)	$28,827	$59,086	$(21,844)	$37,242
Other	6,363	(2,970)	3,393	6,363	(2,534)	3,829

	$65,449	$(33,229)	$32,220	$65,449	$(24,378)	$41,071

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible asset amortization expense was $8.9 million, $9.9 million and $10.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The amortization expense related to intangible assets recorded as of December 31, 2009 for each of the five succeeding years is estimated to be the following: 2010 – $7.8 million; 2011 – $6.7 million; 2012 – $5.6 million; 2013 – $4.6 million; and 2014 – $3.5 million.

4. Long-Term Debt

	December 31,
	2009	2008
	(amounts in thousands)
Term Loan B due 2013	$582,000	$588,000
9 1/4% Senior Notes due 2014	400,000	400,000
2 3/8% Convertible Senior Debentures due 2026	373,750	373,750

Total debt	1,355,750	1,361,750
Unamortized premium	229	285
Unamortized discount	(64,808)	(81,418)
Current portion	(6,000)	(6,000)

Total long-term debt	$1,285,171	$1,274,617

The schedule of principal payments on long-term debt as of December 31, 2009 is as follows (amounts in thousands):

2010	$6,000
2011	6,000
2012	6,000
2013	937,750
2014	400,000
Thereafter	—

Total payments	$1,355,750

9 1/4% Senior Notes due 2014

As of December 31, 2009, the Company’s wholly owned subsidiary, tw telecom holdings inc. (“Holdings”), had outstanding $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”). The 2014 Notes are unsecured, unsubordinated obligations of Holdings and are guaranteed by the Company and Holdings’ subsidiaries. The 2014 Notes are redeemable by the Company as of February 15, 2010, 2011 and 2012 at 103.083%, 101.542% and 100%, respectively. Interest is payable semi-annually on February 15 and August 15. Interest expense including amortization of deferred debt issuance costs and premium relating to the 2014 Notes was $37.9 million for each of the years ended December 31, 2009, 2008 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2  3/8% Convertible Senior Debentures due 2026

As of December 31, 2009, the Company had outstanding $373.8 million principal amount 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 2006. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016 or April 1, 2026 at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. As of December 31, 2009, none of the holders has converted any Convertible Debentures into common stock.

As a result of its January 1, 2009 adoption of the provisions of authoritative guidance issued by the FASB for convertible debt instruments (see Note 1), the Company separated the Convertible Debentures into debt and equity components at issuance and has assigned a value to each. The value assigned to the debt component was $253.3 million and represents the estimated fair value, as of the issuance date (March 29, 2006), of a similar instrument without the conversion feature. The value assigned to the equity component of $120.5 million, net of an allocable portion of deferred debt issuance costs, is included as a component of additional paid in capital. The unamortized discount of $64.8 million as of December 31, 2009 will be amortized to interest expense using the interest rate method through March 31, 2013. The following table reflects the principal and discount included in the consolidated balance sheets as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(amounts in thousands)
Principal amount of Convertible Debentures	$373,750	$373,750
Unamortized discount	(64,808)	(81,418)

Net carrying amount of Convertible Debentures	$308,942	$292,332

The Company recognized the following amounts to interest expense related to the Convertible Debentures for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
	(amounts in thousands)
Interest expense, contractual amount at 2 3/8%	$8,877	$8,877	$8,877
Interest expense, amortization of discount	16,609	15,260	14,021
Interest expense, amortization of deferred debt issuance costs	1,098	1,098	1,098

Total interest expense for Convertible Debentures	$26,584	$25,235	$23,996

Effective interest rate on liability component	8.5%	8.5%	8.5%

Term Loan B due 2013

As of December 31, 2009, Holdings had a $680 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) maturing in January 2013 and an undrawn $80 million tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving credit facility (the “Revolver”) expiring in October 2011. On January 14, 2009, Holdings amended its Revolver to terminate $20 million of the original $100 million availability because one of the lenders, a Lehman Brothers affiliate, would be unable to meet its commitment to advance funds as a result of bankruptcy proceedings. As a result, the total revolving commitments of the banks under the presently undrawn Revolver are $80 million. Components of the Credit Facility and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to  1/4 of 1% of the aggregate principal amount on the last day of each quarter, and the balance is payable on January 7, 2013. Interest is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, of which 1.75% was in effect at December 31, 2009. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate and interest rate swaps (see Note 5) in effect at December 31, 2009, the weighted average effective interest rate was 3.0%. Interest expense, including amortization of deferred debt issuance costs, the effect of interest rate swap agreements and commitment fees, was $20.3 million, $30.9 million and $44.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•

The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.0% to 2.75% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The credit agreement for the Term Loan contains similar restrictions to those contained in the indenture for the 2014 Notes. The Revolver covenants contain additional restrictions, as well as certain financial covenants that the Company, Holdings and its subsidiaries must comply with if Holdings draws on the Revolver.

As of December 31, 2009, the Company and Holdings were in compliance with all of their covenants under the 2014 Notes, Term Loan and Revolver.

5. Derivative Financial Instruments

The variable rate Term Loan exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest fluctuations on the Term Loan, Holdings has entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively convert a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated its interest rate swap agreements as cash flow hedges.

The following table reflects the terms of Holdings’ interest rate swap agreements in effect at December 31, 2009:

Term		Notional amount	Fixed rate	Total rate, including spread
Beginning	End
April 30, 2008	April 30, 2010	$100 million	3.23%	4.98%
November 28, 2008	November 28, 2011	$100 million	2.96%	4.71%

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivatives reported in the consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	December 31,
		2009	2008
		(amounts in thousands)
Interest rate swap agreements	Other current liabilities	$988	$—
Interest rate swap agreements	Other long-term liabilities	3,250	7,147

Total fair value of derivatives designated as cash flow hedges		$4,238	$7,147

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at December 31, 2009 and 2008 were $4.2 million and $7.1 million, respectively. Based on the fair value of the interest rate swaps of $4.2 million at December 31, 2009, the Company expects to recognize in interest expense $3.4 million of net losses on interest rate swap agreements during the next 12 months upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense are dependent on the interest rates in effect when settlements on the interest rate swap agreements occur each month. The variable rate, including the applicable spread, in effect at December 31, 2009 for the Term Loan, excluding the impact of the interest rate swap agreements, was 1.99%. The effect of the interest rate swaps on the consolidated statements of operations was as follows for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(amounts in thousands)
Gain/(Loss) recognized in other comprehensive income/(loss) (effective portion)	$(2,653)	$(7,712)

Loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(5,562)	$(565)

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—

6. Fair Value Measurements

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

Fair Value Hierarchy

Relevant accounting standards set forth a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Relevant accounting standards establish three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets that are measured at fair value on a recurring basis consist of the Company’s investments in U.S treasury tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

money market funds, U.S. Treasury securities and corporate debt securities that are traded in an active market with sufficient volume and frequency of transactions and are included as a component of cash and cash equivalents and investments in the consolidated balance sheets.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreements priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings and are included as a component of other current liabilities and other long-term liabilities in the consolidated balance sheets.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the consolidated balance sheets. The carrying value of the investments as of December 31, 2009 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the securities underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying securities under various liquidation scenarios. Actual values and amounts the Company receives from these investments could differ from those estimates. There was no change in the value of the Company’s Level 3 assets from December 31, 2008 to December 31, 2009.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$425,259	$—	$—	$425,259
Long-term investments	—	—	2,990	2,990

Total assets	$425,259	$—	$2,990	$428,249

Liabilities
Interest rate swap agreements	$—	$4,238	$—	$4,238

Total liabilities	$—	$4,238	$—	$4,238

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long term debt based on indicative pricing published by investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. The following table summarizes the carrying amounts and estimated fair values of the Company’s long term debt, including the current portion:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B	$582,000	$556,718	$588,000	$454,230
9 1/4% Senior Notes, including premium	400,229	411,000	400,285	326,500
2 3/8% Convertible Senior Debentures, net of discount	308,942	412,059	292,332	242,788

Total debt	$1,291,171	$1,379,777	$1,280,617	$1,023,518

7. Income Taxes

Income tax expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(amounts in thousands)
Current:
Federal	$389	—	—
State	2,357	2,347	1,000

	2,746	2,347	1,000
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$2,746	2,347	1,000

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as a result of the following items for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Federal statutory income tax expense (benefit)	35.0%	(35.0)%	(35.0)%
State income tax expense, net of federal income tax benefit	7.0	18.7	(0.9)
Change in valuation allowance	(39.9)	41.6	35.3
Other	7.0	22.4	2.5

Income tax expense	9.1%	47.7%	1.9%

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
	(amounts in thousands)
Deferred tax assets:
Accrued liabilities	$34,631	$32,798
Allowance for doubtful accounts	1,813	2,491
Deferred revenue	5,748	9,797
Net operating loss carryforwards	375,820	379,974
Tax credit carryforwards	389	—
Interest rate swap	1,615	2,715
Other	23,341	19,431

Total deferred tax assets	443,357	447,206

Deferred tax liabilities:
Prepaid expenses	(1,903)	(2,299)
Discount on Convertible Debentures	(24,705)	(30,930)
Depreciation and amortization	(81,227)	(65,654)

Total deferred tax liabilities	(107,835)	(98,883)
Less: Valuation allowance	(276,772)	(289,573)

Total deferred tax asset, net	$58,750	$58,750

Balance sheet classification of deferred taxes:
Deferred income tax asset, net—current	$29,574	$10,475
Deferred income tax asset, net—non-current	29,176	48,275

Total deferred tax asset, net	$58,750	$58,750

At December 31, 2009, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $1.1 billion. Of this amount, $103.5 million is not reflected in the Company’s deferred tax asset above as this portion relates to deductions taken for employee stock compensation which did not result in a current tax benefit. The Company’s NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2026. The Company has utilized NOLs to offset income tax obligations in each of the years ended December 31, 2009 and 2008. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to the Company’s stock that are held by 5 percent or greater stockholders exceeds 50 percent measured over a rolling three year period. If the Company experiences such an ownership change, the utilization of its NOLs to reduce future federal income tax obligations could be limited. In an effort to reduce the likelihood of an ownership change as defined by Section 382, the Company adopted a stockholder rights plan on January 20, 2009 (see Note 11).

The Company has established a valuation allowance for deferred taxes that reduced its net deferred tax asset. The valuation allowance decreased $12.8 million and $4.6 million for 2009 and 2008, respectively. At December 31, 2009, $3.6 million of the valuation allowance is related to the exercise of non-qualified stock options prior to the adoption of relevant stock-based compensation accounting guidance for which subsequently recognized tax benefits will be allocated directly to additional paid in capital. As of December 31, 2009, net deferred tax assets totaled $58.8 million. The Company has concluded that it is more likely than not that the net tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax asset of $58.8 million will be realized because it could utilize tax-planning strategies to realize this amount. However, the Company believes there may be risks in realizing amounts in excess of the $58.8 million through utilization of available tax planning strategies. Accordingly, the Company has established a valuation allowance for amounts in excess of $58.8 million. The Company’s treatment of deferred taxes and its tax-planning strategies are based on certain assumptions that the Company believes are reasonable. However, actual results could vary significantly from current assumptions and could result in changes to the accounting treatment of these items, including, but not limited to, the necessity to record a greater valuation allowance. The Company continues to monitor its cumulative net loss position and other evidence each quarter to determine the appropriateness of its valuation allowance. If the Company continues to generate income before income taxes, its conclusion about the appropriateness of the valuation allowance could change in a future period, which may be in the near term, and the Company would likely record a substantial income tax benefit in its consolidated statement of operations when that occurs.

8. Option Plans—Common Stock and Stock Options

tw telecom 1998 Employee Stock Option Plan

The Company maintains the tw telecom 1998 Employee Stock Option Plan that reserved 9.0 million shares of common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2009, approximately 2.2 million shares of common stock were reserved for issuance upon exercise of outstanding options. Generally, the options vest over periods of up to four years and expire seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price equal to market value at the date of grant. As of August 5, 2008, the tw telecom 1998 Employee Stock Option Plan expired and no additional awards may be granted under this plan.

tw telecom 2000 Employee Stock Plan

The Company maintains the tw telecom 2000 Employee Stock Plan (as amended in June 2009) that permits up to 39.0 million shares of common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2009, approximately 10.0 million shares of common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 15.5 million shares of common stock were available for grant under the plan. Generally, the options and awards vest over periods of up to four years and options expire either seven or ten years from the date of issuance.

The options have been granted to employees of the Company with an exercise price equal to market value of the underlying stock at the date of grant. The fair value of the restricted stock awards and restricted stock units granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is recorded over their vesting periods, generally up to four years.

The weighted-average fair value of options granted was $3.56, $7.18 and $10.39 for the years ended December 31, 2009, 2008 and 2007, respectively, with the following weighted-average assumptions:

	Years ended December 31,
	2009	2008	2007
Expected volatility	56%	50%	56%
Risk-free interest rate	1.7%	2.5%	4.1%
Dividend yield	0%	0%	0%
Expected term	4 years	4 years	4 years

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s stock option activity and related information for the year ended December 31, 2009.

	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at January 1, 2009	11,955,580	$25.70
Granted	1,803,132	8.01
Exercised	(704,370)	6.56
Forfeited	(103,440)	16.91
Expired	(1,916,167)	34.37

Options outstanding at December 31, 2009	11,034,735	22.61	4.11	$36,882

Vested and expected to vest at December 31, 2009	10,675,799	$22.92	4.01	$35,048

Exercisable at December 31, 2009	6,921,973	$27.47	2.63	$20,503

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $4.8 million, $5.8 million and $44.5 million, respectively. As of December 31, 2009, there was $20.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The table below summarizes the Company’s restricted stock and restricted stock units and related information for the year ended December 31, 2009.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,198,979	$19.60
Granted	1,857,544	7.99
Vested	(704,087)	18.36
Forfeited	(56,123)	13.35

Nonvested at December 31, 2009	2,296,313	10.65

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $10.2 million, $7.9 million and $5.7 million, respectively. As of December 31, 2009, there was $21.5 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.

9. Commitments and Contingencies

Leases and Fixed Obligations

The Company leases office space and furniture, switching facilities, and fiber optic use rights. Certain of the leases contain renewal clauses. The Company also enters into fixed maintenance agreements for maintenance of its networks.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2010	$2,715	$45,192	$3,222
2011	2,053	41,883	3,222
2012	1,994	38,238	3,222
2013	2,003	33,946	3,222
2014	1,945	25,979	3,222
Thereafter	15,050	87,114	36,035

Total minimum lease payments	$25,760	$272,352	$52,145

Less amount representing interest	(8,992)

Present value of obligations under capital leases	16,768
Less current portion of obligations under capital leases	(1,569)

Obligations under capital leases, excluding current portion	$15,199

As of December 31, 2009 and 2008, assets under capital lease obligations, which primarily consist of fiber optic network components, were $19.0 million and $13.6 million, respectively, with related accumulated depreciation of $5.1 million and $6.1 million, respectively. Depreciation expense related to assets under capital lease obligations was $1.4 million, $1.0 million, and $0.8 million in 2009, 2008, and 2007, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 7.4%. Rental expense under operating leases aggregated $72.3 million, $67.3 million, and $61.6 million for 2009, 2008, and 2007, respectively.

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

10. Employee Benefit Plans

Effective January 1, 1999, the Company adopted the tw telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan aggregated $10.3 million, $10.6 million, and $10.0 million for 2009, 2008 and 2007, respectively.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective October 1, 2004, the Company adopted the tw telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 600,000 shares of the Company’s common stock to participants in the 2004 Stock Purchase Plan. During 2008, the Company issued approximately 14,000 shares of common stock under the 2004 Stock Purchase Plan for net proceeds of $0.2 million. In September 2007, the 2004 Stock Purchase Plan was amended to authorize an additional 600,000 shares for issuance under the 2004 Stock Purchase Plan. During the year ended December 31, 2009, no shares were issued under the amended 2004 Stock Purchase Plan because the Company has not made any offerings under the amended plan.

11. Rights Plan

On January 20, 2009, the Company adopted a rights plan (the “Rights Plan”) that is intended to protect the Company’s NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code. The Company’s ability to use its net operating loss carryforwards to reduce future federal income tax obligations could be substantially limited or NOLs could expire before being used if there is an ownership change as defined under Section 382. Although the Rights Plan is meant to deter an ownership change that could adversely affect the Company’s use of its NOLs by diluting the acquiring party’s interest, the operation of the Rights Plan does not necessarily prevent an ownership change from occurring.

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2009 and 2008:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share amounts)
Year Ended December 31, 2009
Total revenue	$297,631	$301,059	$304,766	$307,934
Operating income	24,889	27,930	28,720	32,434
Net income	2,880	5,912	7,698	11,096
Basic and diluted income per common share	$0.02	$0.04	$0.05	$0.07

Year Ended December 31, 2008
Total revenue	$282,584	$290,170	$291,619	$294,646
Operating income	17,424	22,494	25,623	24,335
Net income (loss)	(4,771)	(3,208)	(186)	899
Basic and diluted income (loss) per common share	$(0.03)	$(0.02)	$—	$0.01

The total net income (loss) per share for the 2009 and 2008 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

13. Supplemental Guarantor Information

As of December 31, 2009, Holdings (“Issuer”) had outstanding $400 million principal amount of the 2014 Notes. The 2014 Notes are guaranteed by the Company (“Parent Guarantor”) and the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2014 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2009 and 2008, Condensed Consolidating Statements of Operations for the years ended December 31, 2009, 2008, and 2007 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,540	$421,367	$—	$—	$445,907
Investments	—	24,865	—	—	24,865
Receivables, net	—	—	78,016	—	78,016
Prepaid expenses and other current assets	—	8,128	5,418	—	13,546
Deferred income taxes	—	29,574	—	—	29,574

Total current assets	24,540	483,934	83,434	—	591,908

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	39,196	1,255,176	—	1,294,372
Deferred income taxes	—	29,176	—	—	29,176
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	3,569	7,121	32,370	—	43,060

Total assets	$28,109	$562,417	$1,783,674	$—	$2,374,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$5,385	$45,703	$—	$51,088
Other current liabilities	2,219	66,497	175,345	—	244,061
Intercompany payable (receivable)	(1,876,194)	(584,900)	2,461,094	—	—

Total current liabilities	(1,873,975)	(513,018)	2,682,142	—	295,149

Losses in subsidiary in excess of investment	861,103	1,100,448	—	(1,961,551)	—
Long-term debt and capital lease obligations	308,941	976,296	15,133	—	1,300,370
Long-term deferred revenue	—	—	15,988	—	15,988
Other long-term liabilities	—	8,117	22,536	—	30,653
Stockholders’ equity (deficit)	732,040	(1,009,426)	(952,125)	1,961,551	732,040

Total liabilities and stockholders’ equity (deficit)	$28,109	$562,417	$1,783,674	$—	$2,374,200

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,033	$331,143	$—	$—	$352,176
Receivables, net	—	—	82,391	—	82,391
Prepaid expenses and other current assets	1,517	6,067	2,791	—	10,375
Deferred income taxes	—	10,475	—	—	10,475

Total current assets	22,550	347,685	85,182	—	455,417

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,142	1,269,768	—	1,306,910
Deferred income taxes	—	48,275	—	—	48,275
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	4,667	9,057	41,880	—	55,604

Total assets	$27,217	$445,149	$1,809,524	$—	$2,281,890

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,127	$34,272	$—	$46,399
Other current liabilities	2,219	62,189	162,943	—	227,351
Intercompany payable (receivable)	(1,836,743)	(707,807)	2,544,550	—	—

Total current liabilities	(1,834,524)	(633,491)	2,741,765	—	273,750

Losses in subsidiary in excess of investment	896,216	1,123,416	—	(2,019,632)	—
Long-term debt and capital lease obligations	292,332	982,636	9,210	—	1,284,178
Long-term deferred revenue	—	—	17,734	—	17,734
Other long-term liabilities	—	12,549	20,486	—	33,035
Stockholders’ equity (deficit)	673,193	(1,039,961)	(979,671)	2,019,632	673,193

Total liabilities and stockholders’ equity (deficit)	$27,217	$445,149	$1,809,524	$—	$2,281,890

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,211,390	$—	$1,211,390
Costs and expenses:
Operating, selling, general and administrative	—	154,747	646,503	—	801,250
Depreciation, amortization and accretion	—	16,641	279,526	—	296,167
Corporate expense allocation	—	(171,388)	171,388	—	—

Total costs and expenses	—	—	1,097,417	—	1,097,417

Operating income	—	—	113,973	—	113,973
Interest expense, net	(26,576)	(45,080)	(11,985)	—	(83,641)
Interest expense allocation	26,576	45,080	(71,656)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	30,332	—	30,332
Income tax expense	—	—	2,746	—	2,746

Net income before equity in undistributed earnings of subsidiaries	—	—	27,586	—	27,586
Equity in undistributed earnings of subsidiaries	27,586	27,586	—	(55,172)	—

Net income	$27,586	$27,586	$27,586	$(55,172)	$27,586

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,159,019	$—	$1,159,019
Costs and expenses:
Operating, selling, general and administrative	—	150,720	632,640	—	783,360
Depreciation, amortization and accretion	—	14,331	271,452	—	285,783
Corporate expense allocation	—	(165,051)	165,051	—	—

Total costs and expenses	—	—	1,069,143	—	1,069,143

Operating income	—	—	89,876	—	89,876
Interest expense, net	(24,765)	(51,569)	(10,694)	—	(87,028)
Other loss	—	(7,767)	—		(7,767)
Interest expense and other loss allocation	24,765	59,336	(84,101)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(4,919)	—	(4,919)
Income tax expense	—	—	2,347	—	2,347

Net loss before equity in undistributed losses of subsidiaries	—	—	(7,266)	—	(7,266)
Equity in undistributed losses of subsidiaries	(7,266)	(7,266)	—	14,532	—

Net loss	$(7,266)	$(7,266)	$(7,266)	$14,532	$(7,266)

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,083,679	$—	$1,083,679
Costs and expenses:
Operating, selling, general and administrative	—	139,411	627,265	—	766,676
Depreciation, amortization and accretion	—	14,417	265,037	—	279,454
Corporate expense allocation	—	(153,828)	153,828	—	—

Total costs and expenses	—	—	1,046,130	—	1,046,130

Operating income	—	—	37,549	—	37,549
Interest expense, net	(22,970)	(49,260)	(16,117)	—	(88,347)
Other income (loss), net	—	(3,022)	—		(3,022)
Interest expense and other loss allocation	22,970	52,282	(75,252)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(53,820)	—	(53,820)
Income tax expense	—	—	1,000	—	1,000

Net loss before equity in undistributed losses of subsidiaries	—	—	(54,820)	—	(54,820)
Equity in undistributed losses of subsidiaries	(54,820)	(54,820)	—	109,640	—

Net loss	$(54,820)	$(54,820)	$(54,820)	$109,640	$(54,820)

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$27,586	$27,586	$27,586	$(55,172)	$27,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	16,641	279,526	—	296,167
Intercompany change	(12,933)	122,907	(165,146)	55,172	—
Discount on debt, amortization of debt issue costs and other	17,707	1,799	530	—	20,036
Stock based compensation	—	—	26,518	—	26,518
Changes in operating assets and liabilities	(30,687)	(28,976)	79,834	—	20,171

Net cash provided by operating activities	1,673	139,957	248,848	—	390,478

Cash flows from investing activities:
Capital expenditures	—	(31,508)	(235,489)	—	(266,997)
Purchases of investments	—	(24,892)	—	—	(24,892)
Other investing activities	—	13,882	(12,582)	—	1,300

Net cash used in investing activities	—	(42,518)	(248,071)	—	(290,589)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,834	—	—	—	1,834
Payment of debt and capital lease obligations	—	(7,215)	(777)	—	(7,992)

Net cash used in (provided by) financing activities	1,834	(7,215)	(777)	—	(6,158)

Increase in cash and cash equivalents	3,507	90,224	—	—	93,731
Cash and cash equivalents at beginning of period	21,033	331,143	—	—	352,176

Cash and cash equivalents at end of period	$24,540	$421,367	$—	$—	$445,907

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(7,266)	$(7,266)	$(7,266)	$14,532	$(7,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	14,331	271,452	—	285,783
Intercompany change	(800)	23,544	(8,212)	(14,532)	—
Discount on debt, investment impairment, deferred debt issue and other	16,358	9,520	1,469	—	27,347
Stock based compensation	—	—	23,357	—	23,357
Changes in operating assets and liabilities	(13,752)	7,901	(17,850)	—	(23,701)

Net cash (used in) provided by operating activities	(5,460)	48,030	262,950	—	305,520

Cash flows from investing activities:
Capital expenditures	—	(13,678)	(260,841)	—	(274,519)
Proceeds from maturities of investments		3,699	—	—	3,699
Other investing activities	—	(1,374)	(1,565)	—	(2,939)

Net cash used in investing activities	—	(11,353)	(262,406)	—	(273,759)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	5,930	—	—	—	5,930
Payment of debt and capital lease obligations	—	(6,502)	(544)	—	(7,046)

Net cash provided by (used in) financing activities	5,930	(6,502)	(544)	—	(1,116)

Increase in cash and cash equivalents	470	30,175	—	—	30,645
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$21,033	$331,143	$—	$—	$352,176

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(54,820)	$(54,820)	$(54,820)	$109,640	$(54,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	14,417	265,037	—	279,454
Intercompany change	3,187	3,356	103,097	(109,640)	—
Discount on debt, investment impairment, deferred debt issue and other	15,118	4,764	17	—	19,899
Stock based compensation	—	—	22,000	—	22,000
Changes in operating assets and liabilities	9,451	85,086	(96,863)	—	(2,326)

Net cash (used in) provided by operating activities	(27,064)	52,803	238,468	—	264,207

Cash flows from investing activities:
Capital expenditures	—	(21,579)	(236,326)	—	(257,905)
Acquisitions, net of cash acquired	—	—	2,580	—	2,580
Purchases of investments	(8,867)	(158,106)	—	—	(166,973)
Proceeds from maturities of investments	23,967	211,965	—	—	235,932
Other investing activities	—	(3)	(2,202)	—	(2,205)

Net cash provided by (used in) investing activities	15,100	32,277	(235,948)	—	(188,571)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	31,846	—	—	—	31,846
Net costs from issuance of debt	—	(850)			(850)
Payment of debt and capital lease obligations	—	(6,378)	(276)	—	(6,654)

Net cash provided by (used in) financing activities	31,846	(7,228)	(276)	—	24,342

Increase in cash and cash equivalents	19,882	77,852	2,244	—	99,978
Cash and cash equivalents at beginning of period	681	223,116	(2,244)	—	221,553

Cash and cash equivalents at end of period	$20,563	$300,968	$—	$—	$321,531

tw telecom inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$11,271	6,595	(8,417)	$9,449

For the Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$12,018	8,486	(9,233)	$11,271

For the Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$13,182	5,858	(7,022)	$12,018

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1	—	Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co. LLC and Xspedius Holding Corp., dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
3.1	—	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
3.2	—	Amended By-laws of Time Warner Telecom Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007).*
3.3	—	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008).*
4.1	—	Indenture dated as of March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
4.2	—	First Supplement Indenture dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee, creating 2.375% Convertible Senior Debentures due 2026. (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
4.3	—	Indenture dated February 9, 2005 between Time Warner Telecom Holdings Inc., Time Warner Telecom Inc., Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for 9 1/4% Senior Notes due 2014 (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
4.4	—	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009).*
4.5	—	Commitment Reduction Agreement dated as of January 14, 2007 among the Company, tw telecom holdings inc., the Revolving Lenders and Wachovia Bank, National Association (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
4.6	—	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*
10.1	—	Lease between Carr America Real Estate Services LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
**10.2	—	Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-49439)).*
**10.3	—	Employment Agreement dated as of November 4, 2009 between the Company and Larissa L. Herda (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
**10.4	—	Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.5	—	Employment Agreement between the Company and Jill R. Stuart (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.6	—	Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*

Exhibit Number		Description of Exhibit
**10.7	—	Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.8	—	Change of Control Employment Agreement between the Company and Paul B. Jones (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.9	—	Change of Control Employment Agreement between the Company and Jill R. Stuart (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.10	—	Change of Control Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
**10.11	—	Change of Control Employment Agreement between the Company and John T. Blount (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).*
**10.12	—	Change of Control Employment Agreement dated as of November 4, 2009 between the Company and Larissa L. Herda (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
10.13	—	Capacity License Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
10.14	—	Full Service Lease Agreement for Office dated July 31, 2007 between Summit Place I, LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.15	—	Lease Agreement dated July 22, 1999 between Parkridge One LLC and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.16	—	Fifth Amendment to Lease Agreement between CLPF-Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.17	—	Sixth Amendment to Lease Agreement between CLPF – Parkridge One, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*
**10.18	—	Amended and Restated 2000 Employee Stock Plan (filed as Annex A to the Company’s Schedule 14A Definitive Proxy Statement filed April 27, 2009).*
10.19	—	Credit Agreement dated as October 6, 2006 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., Wachovia Bank, National Association, Lehman Commercial Paper Inc., and Bank of America, N.A. (filed as Exhibit 99.1 to Company’s Current Report on Form 8-K dated October 11, 2006).*
**10.20	—	Summary of compensation arrangements for independent directors of tw telecom inc. (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*
†10.21	—	Agreement, as amended between Time Warner Telecom Inc. and AT&T Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
†10.22	—	Services Agreement by and among SBC Communications Inc., AT&T Corp., and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

Exhibit Number		Description of Exhibit
10.23	—	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
10.24	—	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
**10.25	—	Amendment No. 1 to Amended and Restated Change in Control Employment Agreement dated as of November 4, 2009 between the Company and John Blount (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
**10.26	—	Amendment No. 1 to Amended and Restated Change in Control Employment Agreement dated as of November 4, 2009 between the Company and Mark Peters (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
**10.27	—	Amendment No. 1 to Amended and Restated Change in Control Employment Agreement dated as of November 4, 2009 between the Company and Paul Jones (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*
21	—	Subsidiaries of the registrant.
23.1	—	Consent of Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.
†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.