Form 10-Q
period 2010-03-31
tw telecom inc.
filed 2010-05-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2010 was 151,704,517 shares.

Part I. Financial Information

Item 1.	Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
	(amounts in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$386,911	$445,907
Investments	99,558	24,865
Receivables, less allowances of $9,146 and $9,449, respectively	76,248	78,016
Prepaid expenses and other current assets	12,458	13,546
Deferred income taxes	29,574	29,574

Total current assets	604,749	591,908

Long-term investments	2,990	2,990
Property, plant and equipment	3,559,212	3,481,287
Less accumulated depreciation	(2,252,570)	(2,186,915)

	1,306,642	1,294,372

Deferred income taxes	29,176	29,176
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	30,276	32,220
Other assets, net	15,956	10,840

Total assets	$2,402,483	$2,374,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,506	$51,088
Deferred revenue	34,644	34,005
Accrued taxes, franchise and other fees	68,010	68,669
Accrued interest	5,949	16,219
Accrued payroll and benefits	37,150	42,589
Accrued carrier costs	31,917	35,890
Current portion of debt and capital lease obligations (note 3)	7,147	7,569
Other current liabilities	43,815	39,120

Total current liabilities	290,138	295,149

Long-term debt and capital lease obligations, net (note 3)	1,329,686	1,300,370
Long-term deferred revenue	16,398	15,988
Other long-term liabilities	31,067	30,653

Commitments and contingencies (note 6)

Stockholders’ equity (note 1):
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800,000 shares authorized, 151,665,808 and 150,122,818 shares issued and outstanding, respectively	1,517	1,501
Additional paid-in capital	1,799,889	1,792,761
Accumulated other comprehensive loss	(3,766)	(4,238)
Accumulated deficit	(1,062,446)	(1,057,984)

Total stockholders’ equity	735,194	732,040

Total liabilities and stockholders’ equity	$2,402,483	$2,374,200

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$129,121	$112,042
Network services	89,548	93,866
Voice services	84,072	83,077
Intercarrier compensation	8,470	8,646

Total revenue	311,211	297,631

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	128,855	123,731
Selling, general and administrative	75,102	75,820
Depreciation, amortization, and accretion	73,387	73,191

Total costs and expenses	277,344	272,742

Operating income	33,867	24,889
Interest expense	(20,941)	(21,458)
Debt extinguishment costs	(17,070)	—
Interest income	57	130

Income (loss) before income taxes	(4,087)	3,561
Income tax expense	375	681

Net income (loss)	$(4,462)	$2,880

Net income (loss) per common share, basic and diluted	$(0.03)	$0.02

Weighted average shares outstanding, basic	149,296	147,853

Weighted average shares outstanding, diluted	149,296	148,620

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$758	$725

Selling, general and administrative	$6,219	$5,637

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,462)	$2,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	73,387	73,191
Stock-based compensation	6,977	6,362
Extinguishment costs and amortization of discount on debt and deferred debt issue costs	22,146	5,198
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	3,116	8,681
Accounts payable, deferred revenue, and other liabilities	(3,903)	(32,486)

Net cash provided by operating activities	97,261	63,826

Cash flows from investing activities:
Capital expenditures	(80,929)	(66,159)
Purchases of investments	(90,025)	—
Proceeds from sale of investments	15,075	—
Other investing activities, net	(2,325)	5,149

Net cash used in investing activities	(158,204)	(61,010)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	167	(132)
Retirement of debt obligations	(413,683)	—
Net proceeds from issuance of debt	417,477	—
Payment of debt and capital lease obligations	(2,014)	(1,648)

Net cash provided by (used in) financing activities	1,947	(1,780)

Increase (decrease) in cash and cash equivalents	(58,996)	1,036
Cash and cash equivalents at beginning of period	445,907	352,176

Cash and cash equivalents at end of period	$386,911	$353,212

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,697	$25,134

Cash paid for debt extinguishment costs	$13,677	$—

Cash paid for income taxes	$22	$28

Addition of capital lease obligation	$—	$7,266

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2009	150,123	$1,501	$1,792,761	$(4,238)	$(1,057,984)	$732,040
Net income	—	—	—	—	(4,462)	(4,462)
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	492	—	492
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(20)	—	(20)

Total comprehensive income	—	—	—	—	—	(3,990)
Shares issued for cash in connection with the exercise of stock options, net of shares withheld to satisfy employee tax obligations upon vesting of awards	367	4	163	—	—	167
Stock-based compensation	1,176	12	6,965	—	—	6,977

Balance at March 31, 2010	151,666	$1,517	$1,799,889	$(3,766)	$(1,062,446)	$735,194

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2010, the Company adopted the disclosure requirements within new authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) which requires additional disclosure and clarifies existing disclosure requirements regarding fair value measurements. The adoption of the disclosure requirements did not have an impact on the Company’s consolidated financial position and results of operations.

Cash Equivalents and Investments

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents. The appropriate classification of securities is determined at the time of purchase and such designation is reevaluated as of each period end. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. See Note 2 for further information.

Revenue

The Company’s revenue is derived primarily from business communications services. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide area tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s customers are principally enterprise organizations from a wide variety of business segments including, among others, the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities as well as communications service providers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies and Internet service providers (“ISPs”).

Revenue for data and Internet, network and the majority of voice services is generally billed in advance on a monthly fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on the customer’s actual usage, with some fixed rate elements, and estimates are used to recognize revenue in the period earned.

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. If there is a billing dispute with a customer, revenue generally is not recognized until the dispute is resolved.

The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $12.1 million and $8.8 million for the three months ended March 31, 2010 and 2009, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major communications services providers. The Company’s top ten customers accounted for an aggregate of 20% and 22% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2010 or 2009.

Earnings (Loss) Per Common Share and Potential Common Share

Companies with complex capital structures are required to present basic and diluted earnings or loss per share (“EPS”). Basic EPS is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted to shares at the beginning of the period presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the calculation of basic and diluted EPS:

	Three months ended March 31,
	2010	2009
	(amounts in thousands, except per share amounts)
Net income (loss) as reported	$(4,462)	$2,880

Basic weighted average shares outstanding	149,296	147,853
Dilutive effect of stock options outstanding	—	478
Dilutive effect of unvested restricted stock awards and units	—	289

Diluted weighted average shares	149,296	148,620
Earnings (loss) per share—basic and diluted	$(0.03)	$0.02

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 34.7 million shares and 32.7 million shares for the three months ended March 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company recognizes the cost of share-based payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three months ended March 31, 2010 and 2009, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period. The weighted-average fair value of options granted was $7.58 and $3.55 for the three months ended March 31, 2010 and 2009, respectively, with the following weighted-average assumptions:

	Three months ended March 31,
	2010	2009
Expected volatility	53%	56%
Risk-free interest rate	2.6%	1.7%
Dividend yield	0%	0%
Expected term	5.2 years	4 years

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

As of March 31, 2010, there was $21.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years, and $42.4 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Investments

At December 31, 2009, investments of $445.3 million included in cash and cash equivalents were comprised of U.S. Treasury money market funds and debt securities issued by the U.S. Treasury, and the carrying values approximate fair value. At March 31, 2010, investments of $374.9 million included in cash and cash equivalents were comprised of U.S. Treasury money market funds, and the carrying values approximate fair value.

At December 31, 2009, investments were comprised of debt securities issued by the U.S. Treasury and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. At December 31, 2009, all of the Company’s investments were categorized as held-to-maturity and carried at amortized cost. The estimated fair value of the investments was not materially different from their amortized cost.

During the three months ended March 31, 2010, the Company’s investments were transferred from the held-to-maturity classification to available-for-sale classification as a result of management’s decision to make the investments available to be sold prior to their maturity dates to purchase investments with a higher yield. At the date of transfer, the net carrying amount was $71.5 million and the Company recognized an immaterial amount of unrealized gain.

Unrealized gains and losses on available-for-sale securities are excluded from net loss and presented as a component of accumulated other comprehensive income or loss. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. Proceeds from the sale and maturity of available for sale securities during the three months ended March 31, 2010 were $15.1 million. The Company recognized no material unrealized or realized net gains or losses during the three months ended March 31, 2010.

The aggregate fair value of available-for-sale securities by major security type is included in Note 5. The amortized cost basis of the available-for-sale securities was not materially different from their aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.

At March 31, 2010 and December 31, 2009, long term investments of $3.0 million were comprised of the fair value of commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity date (see Note 5).

3. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations were as follows:

	March 31, 2010	December 31, 2009
	(amounts in thousands)
Term Loan B, due 2013	$580,500	$582,000
9 1/4 % Senior Notes, due 2014	—	400,000
8% Senior Notes, due 2018	430,000	—
2 3/8 % Convertible Senior Debentures, due 2026	373,744	373,750
Capital lease obligations	16,084	16,768

Total obligations	1,400,328	1,372,518
Unamortized premium	—	229
Unamortized discounts	(63,495)	(64,808)
Current portion	(7,147)	(7,569)

Total long-term debt and capital lease obligations	$1,329,686	$1,300,370

As of March 31, 2010, the Company and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Offering and Concurrent Debt Tender Offer

In March 2010, Holdings completed a private offering of $430 million principal amount 8% Senior Notes due 2018 (the “2018 Notes”), at an offering price of 99.284% of the principal amount (see further discussion below). The net proceeds from the offering were used in March 2010 to fund Holdings extinguishment of its $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”), of which $366.5 million principal amount were purchased at a price of 103.45% in a concurrent tender offer. The remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083%. During the three months ended March 31, 2010, the Company recognized debt extinguishment costs of $17.1 million, comprised of $13.7 million for premiums associated with the tender offer and redemption and $3.6 million for write off of deferred debt issuance costs net of a gain of $0.2 million for write off of issuance premium related to the 2014 Notes.

The 2018 Notes are unsecured obligations of Holdings and are guaranteed by the Company and most of Holdings’ subsidiaries. Interest is payable semi-annually on September 1 and March 1, commencing on September 1, 2010. The 2018 Notes are redeemable in whole or in part, at the Company’s option at any time on or after March 1, 2014, 2015 and 2016 at redemption prices of 104%, 102% and 100%, respectively. In addition, prior to March 1, 2013, at the Company’s option, the Company may redeem up to 35% of the aggregate principal amount of the 2018 Notes with the net proceeds from one or more equity offerings by the Company at a redemption price of 108% of their principal amount, plus accrued and unpaid interest, if any. Offering costs of $9.4 million related to the 2018 Notes were deferred and are being amortized to interest expense over the term of the 2018 Notes. The Company has agreed to file an exchange offer registration statement within 180 days of the 2018 Notes issuance on March 17, 2010, or in certain circumstances, a shelf registration, to enable the holders of the 2018 Notes to exchange the unregistered 2018 Notes for notes registered under the Securities Act of 1933 with substantially identical terms.

4. Derivative Instruments

The Company’s variable rate Term Loan B due 2013 (the “Term Loan”) exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively convert a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated its interest rate swap agreements as cash flow hedges.

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. The Company performs a quarterly assessment to determine whether each derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument. During the three months ended March 31, 2010 and 2009, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the terms of Holdings’ interest rate swap agreements in effect at March 31, 2010:

Term		Notional amount	Fixed rate	Total rate, including spread
Beginning	End
April 30, 2008	April 30, 2010	$100 million	3.23%	4.98%
November 28, 2008	November 28, 2011	$100 million	2.96%	4.71%

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	March 31, 2010	December 31, 2009
		(amounts in thousands)
Interest rate swap agreements	Other current liabilities	$248	$988
Interest rate swap agreements	Other long-term liabilities	3,497	3,250

Total fair value of derivatives designated as cash flow hedges		$3,745	$4,238

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 were $3.7 million and $4.2 million, respectively. Based on the fair value of $3.7 million at March 31, 2010, the Company expects to recognize in interest expense approximately $2.5 million of net losses on interest rate swap agreements during the next 12 months upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense are dependent on the interest rates in effect when settlements on the interest rate swap agreements occur each month. The variable rate, including the applicable spread, in effect at March 31, 2010 for the Term Loan, excluding the impact of the interest rate swap agreements, was 2.0%. The effect of the interest rate swaps on the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2010	2009
	(amounts in thousands)
Gain/(Loss) recognized in other comprehensive income/(loss) (effective portion)	$(937)	$(1,122)

Gain/(Loss) reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(1,429)	$(1,320)

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—

5. Fair Value Measurements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hierarchy

Relevant accounting standards set forth a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Relevant accounting standards establish three levels of inputs that may be used to measure fair value:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets that are measured at fair value on a recurring basis consist of the Company’s investment in U.S. Treasury money market mutual funds, U.S. Treasury securities and corporate debt securities that are traded in an active market with sufficient volume and frequency of transactions and are included as a component of cash, cash equivalents and investments in the condensed consolidated balance sheets.

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

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the condensed consolidated balance sheets. The carrying value of the investments as of March 31, 2010 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the instruments underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying instruments under various liquidation scenarios including inputs such as recoveries, estimated losses and default percentages. Actual values and amounts the Company receives from these investments may differ from those estimates. There was no change in the value of the Company’s Level 3 assets from December 31, 2009 to March 31, 2010.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds*	$374,884	$—	$—	$374,884
Debt securities issued by the U.S. Treasury	$61,599	—	—	$61,599
Corporate debt securities	37,959	—	—	37,959

Short-term investments	99,558	—	—	99,558
Long-term investments **	—	—	2,990	2,990

Total assets	$474,442	$—	$2,990	$477,432

Liabilities
Interest rate swap agreements	$—	$3,745	$—	$3,745

Total liabilities	$—	$3,745	$—	$3,745

*	Investments included in cash and cash equivalents at March 31, 2010
**	Includes the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date

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

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(amounts in thousands)
Term Loan B	$580,500	$576,146	$582,000	$556,718
9 1/4 % Senior Notes, including premium	—	—	400,229	411,000
8% Senior Notes, net of discount	426,937	438,600	—	—
2 3/8 % Convertible Senior Debentures, net of discount	313,312	423,966	308,942	412,059

Total debt	$1,320,749	$1,438,712	$1,291,171	$1,379,777

6. Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Supplemental Guarantor Information

In March 2010, Holdings (“Issuer”) extinguished its 2014 Notes. The 2014 Notes were guaranteed by the Company (“Parent Guarantor”) and the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees were joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations were provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2014 Notes were governed by an indenture that contained certain restrictive covenants. These restrictions affected, and in many respects significantly limited or prohibited, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations. The indenture for the 2018 Notes contains covenants that are similar to those of the indenture for the 2014 Notes. The 2018 Notes are subject to registration requirements such that when the 2018 Notes are registered similar disclosure of condensed consolidating financial statements will be required. The following condensed consolidating financial statements are being included for informational purposes based on the terms of the extinguished 2014 Notes.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009, Condensed Consolidating Statements of Operations for the three months ended March 31, 2010 and 2009, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,540	$362,371	$—	$—	$386,911
Investments	—	99,558	—	—	99,558
Receivables, net	—	—	76,248	—	76,248
Prepaid expenses and other current assets	—	7,000	5,458	—	12,458
Deferred income taxes	—	29,574	—	—	29,574

Total current assets	24,540	498,503	81,706	—	604,749

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	36,762	1,269,880	—	1,306,642
Deferred income taxes	—	29,176	—	—	29,176
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	3,294	12,538	30,400	—	46,232

Total assets	$27,834	$579,969	$1,794,680	$—	$2,402,483

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$3,159	$58,347	$—	$61,506
Other current liabilities	4,438	47,303	176,891	—	228,632
Intercompany payable (receivable)	(1,887,636)	(574,176)	2,461,812	—	—

Total current liabilities	(1,883,198)	(523,714)	2,697,050	—	290,138

Losses in subsidiary in excess of investment	862,526	1,107,477	—	(1,970,003)	—
Long-term debt and capital lease obligations	313,312	1,001,463	14,911	—	1,329,686
Long-term deferred revenue	—	—	16,398	—	16,398
Other long-term liabilities	—	8,159	22,908	—	31,067

Stockholders’ equity (deficit)	735,194	(1,013,416)	(956,587)	1,970,003	735,194

Total liabilities and stockholders’ equity (deficit)	$27,834	$579,969	$1,794,680	$—	$2,402,483

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$311,211	$—	$311,211

Costs and expenses:
Operating, selling, general and administrative	—	40,000	163,957	—	203,957
Depreciation, amortization and accretion	—	4,590	68,797	—	73,387
Corporate expense allocation	—	(44,590)	44,590	—	—

Total costs and expenses	—	—	277,344	—	277,344

Operating income	—	—	33,867	—	33,867
Interest expense, net	(6,869)	(10,423)	(3,592)	—	(20,884)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Interest expense allocation	6,869	27,493	(34,362)	—	—

Income before income taxes and equity in undistributed losses of subsidiaries	—	—	(4,087)	—	(4,087)
Income tax expense	—	—	375	—	375

Net loss before equity in undistributed losses of subsidiaries	—	—	(4,462)	—	(4,462)
Equity in undistributed losses of subsidiaries	(4,462)	(4,462)	—	8,924	—

Net loss	$(4,462)	$(4,462)	$(4,462)	$8,924	$(4,462)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(4,462)	$(4,462)	$(4,462)	$8,924	$(4,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,590	68,797	—	73,387
Intercompany change	(4,464)	10,724	2,664	(8,924)	—
Extinguishment costs, discount on debt and deferred debt issue	4,651	17,495	—	—	22,146
Stock based compensation	—	—	6,977	—	6,977
Changes in operating assets and liabilities	4,114	(12,049)	7,148	—	(787)

Net cash (used in) provided by operating activities	(161)	16,298	81,124	—	97,261

Cash flows from investing activities:
Capital expenditures	—	(2,231)	(78,698)	—	(80,929)
Purchases of investments	—	(90,025)	—	—	(90,025)
Proceeds from sale of investments	—	15,075	—	—	15,075
Other investing activities	—	76	(2,401)	—	(2,325)

Net cash used in investing activities	—	(77,105)	(81,099)	—	(158,204)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	167	—	—	—	167
Net proceeds from issuance of debt	—	417,477	—	—	417,477
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Payment of debt and capital lease obligations	—	(1,989)	(25)	—	(2,014)

Net cash provided by (used in) financing activities	161	1,811	(25)	—	1,947

Decrease in cash and cash equivalents	—	(58,996)	—	—	(58,996)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,540	$362,371	$—	$—	$386,911

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

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

Cautions Concerning Forward-Looking Statements

This document contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this report. In addition, actual results may differ from our expectations due to increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, and increases in the price we pay for use of facilities of ILECs due to consolidation in the industry or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of March 31, 2010, our fiber networks spanned approximately 27,200 route miles connecting to over 10,600 buildings served directly by our metropolitan fiber facilities (on-net) excluding inactive buildings and LEC local servicing offices connected with our fiber. We continue to expand our footprint within our existing markets by connecting our network into tw telecom inc.

additional buildings. We have continued to expand our IP backbone data networking capability between our markets supporting end-to-end Ethernet and VPN connections for customers, and also have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. We are extending our capabilities to reach our customers’ locations outside of our markets and to enhance data connectivity between our markets through the use of other carriers’ facilities.

Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services. The percentage of our revenue by customer type by quarter in 2009 and 2010 is as follows:

	For the Three Months Ended
	2009				2010
	March 31,	June 30,	September 30,	December 31,	March 31,
Enterprise / End Users	74%	75%	75%	75%	75%
Carrier	23%	22%	22%	22%	22%
Intercarrier Compensation	3%	3%	3%	3%	3%

Total Revenue	100%	100%	100%	100%	100%

The key elements of our business strategy include:

•	Leveraging our extensive local and regional fiber networks and national IP backbone networks to increase customer and building penetration in our existing markets;

•

Focusing our service offerings to meet the sophisticated data needs of our customers, specializing in Ethernet and IP VPN services, Internet-based services, managed services and converged voice and data bundled services;

•	Pursuing opportunities to expand our network reach to serve new customers and additional locations for existing customers;

•	Delivering a proactive and comprehensive customer care strategy that differentiates us from our competitors; and

•	Continuing our disciplined approach to capital and operating expenditures in order to increase operating efficiencies, preserve our liquidity and drive us towards greater profitability.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 31 consecutive quarters through March 31, 2010, primarily through sales of our data and Internet services such as Ethernet and IP based services. Revenue from our enterprise customers represented 75% of our total revenue for the three months ended March 31, 2010 compared to 74% and 71% for the three months ended March 31, 2009 and 2008, respectively. We expect our revenue growth to come primarily from our enterprise customer base. Our national footprint and new and enhanced product capabilities have provided us with opportunities to extend our customer reach into multi-point, multi-city locations. While enterprise revenue continues to grow, the rate of year over year revenue growth declined over the past two years primarily due to revenue churn that we believe was elevated due to the economic environment (see “Revenue and Customer Churn” below), declines in pricing of some services in connection with contract renewals and, to a lesser extent, because the increasing revenue base has impacted the rate of growth.

tw telecom inc.

Carrier Customer Revenue

Revenue from carrier customers for the three months ended March 31, 2010 was comparable to the same period in 2009. Carrier revenue as a percentage of total revenue has been relatively flat over the past four quarters partly due to growth in revenue from enterprise customers, pricing declines in connection with carrier customer contract renewals and disconnections resulting from business contractions and cost cutting measures driven by the economic environment among other factors. While we have experienced declining trends in carrier revenue, sales to wireless providers have somewhat offset the revenue declines from other carriers due to disconnections, re-pricing and other factors. We cannot assure that future sales will continue to offset the revenue declines from carriers.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for both the three months ended March 31, 2010 and 2009, and may decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and the resolution of disputes. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation.

Revenue and Customer Churn

Revenue churn, defined as the lost recurring monthly billing for the quarter from a customer’s partial or complete disconnection of services (excluding repricing impacts and usage) compared to reported revenue for the quarter, was 0.9% of monthly revenue for the three months ended March 31, 2010 compared to 1.3% and 1.1% for the three months ended March 31, 2009 and 2008, respectively. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% and 0.3% for the three months ended March 31, 2010 and 2009, respectively. Customer and service disconnections occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions, customer financial difficulties and price competition from other providers. We also believe that the economic downturn contributed to an increase in disconnections beginning in late 2007 primarily from small business customers that buy less complex services, mortgage-related customers and carriers. While we experienced an improvement in revenue churn in the three months ended March 31, 2010, we cannot yet determine whether these favorable churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections. Replacing this revenue with new revenue may be difficult. We expect revenue churn may continue to pressure revenue growth.

Average monthly customer churn, defined as the average monthly customer turnover for the quarter compared to the average monthly customer count for the quarter, was 1.1% for the three months ended March 31, 2010 compared to 1.3% for the three months ended March 31, 2009 and 1.3% and 1.4% for the years ended December 31, 2009 and 2008, respectively. The majority of this customer churn came from our smaller customers, which we expect to continue.

Pricing

Our revenue continues to be impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on various products, including inter-city point-to-point services, point-of-presence to point-of-presence dedicated services, high capacity Internet access, long distance service and integrated service bundles, particularly with respect to very large customers and, in the cases of integrated tw telecom inc.

service bundles, with respect to smaller bandwidth customers with single-site needs, as well as customers’ heightened cost cutting initiatives due to the economy. Revenue has also been impacted by pricing declines to current levels for existing customers with expiring terms that renewed services. We expect this pricing pressure may continue.

Pricing of Special Access Services

We provide special access services to other carriers over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our networks. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. If the prices we must pay for special access services increase materially, our margins could be adversely affected.

We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. The ILECs continue to advocate further deregulation. The FCC is reviewing its regulation of special access pricing in a pending proceeding. As a part of the Broadband Plan submitted to Congress during the first quarter of 2010, the FCC indicated that it plans to actively review the regulatory framework for special access during 2010. We cannot predict the outcome of these proceedings or its impact on our business.

We have a five-year wholesale service agreement through May 31, 2010 with a large ILEC under which that ILEC supplies us with tariffed special access and other services for end user access and transport with certain service level commitments. Under that agreement, we have agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the services. We are currently negotiating a new agreement with the supplier that would replace the existing agreement, which we expect to take effect when the existing agreement expires. Due to the expiration of certain regulatory conditions to the ILEC’s prior consolidation that impacted tariffed pricing, this new agreement could result in prices higher than those provided for under the expiring agreement for some special access services, but we don’t expect that any such increase would be material. The inability to reach agreement with the ILEC would result in higher prices to us for their special access services.

In addition, the ILECs have filed numerous petitions for forbearance from regulation of certain special access services, including Ethernet services offered as special access. The FCC has generally granted these petitions with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer price regulated. We continue to pursue commercial arrangements with the ILECs for these services on acceptable terms and conditions.

Other Financial Trends

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flows in the normal course of business from customer and service disconnections, due to the timing of sales and installations, disputes and dispute resolutions, and pricing declines upon contract renewals. The current economic climate may magnify the impacts of these factors. However, we cannot predict the total impact on revenue, margins, and cash flows from these items.

tw telecom inc.

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first and third quarters of the year have been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue may be impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In addition, revenue from our usage based services such as long distance may be subject to seasonal fluctuations in the first and third quarters resulting from seasonal changes in our customers’ usage patterns. Our expenses also are impacted in the first and second quarters by the resetting of payroll taxes and annual merit-based salary increases.

We have undertaken several initiatives to increase revenue growth, margins and cash flows including revenue assurance and retention initiatives, cost reduction measures such as network grooming and cost optimization intended to reduce as a percentage of revenue the overall access costs paid to carriers and enhancing back office support systems to improve operating efficiencies and network investment initiatives to reduce the cost of equipment to increase overall capital efficiency. We cannot predict whether these initiatives will be sufficient to maintain our current financial performance.

Due to successful collection efforts aided by system enhancements, internal controls, bad debt recoveries, and our revenue recognition policies, including recognition of disputed billings upon resolution and contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue for the three months ended March 31, 2010 comparable to the years ended December 31, 2009 and 2008. We cannot assure we will be able to maintain bad debt expense at this low level over the long term.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2009, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

tw telecom inc.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2010		2009
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$129,121	41%	$112,042	38%
Network services	89,548	29	93,866	31
Voice services	84,072	27	83,077	28
Intercarrier compensation	8,470	3	8,646	3

Total revenue	311,211	100	297,631	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	128,855	41	123,731	42
Selling, general, and administrative (1)	75,102	24	75,820	25
Depreciation, amortization, and accretion	73,387	24	73,191	25

Total costs and expenses	277,344	89	272,742	92

Operating income	33,867	11	24,889	8
Interest expense	(20,941)	(7)	(21,458)	(7)
Debt extinguishment costs	(17,070)	(5)	—	—
Interest income	57	—	130	—

Income before income taxes	(4,087)	(1)	3,561	1
Income tax expense	375	—	681	—

Net income (loss)	$(4,462)	(1)%	$2,880	1%

Net income (loss) per share, basic and diluted	$(0.03)		$0.02

Weighted average shares outstanding, basic	149,296		147,853
Weighted average shares outstanding, diluted	149,296		148,620
Modified EBITDA (2)(3)	$114,231	37%	$104,442	35%
Net cash provided by operating activities	$97,261		$63,826
Net cash used in investing activities	$(158,204)		$(61,010)
Net cash provided by (used in) financing activities	$1,947		$(1,780)

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended March 31,
	2010	2009
	(amounts in thousands)
Operating	$758	$725
Selling, general, and administrative	$6,219	$5,637

(2)	“Modified EBITDA” is a non-GAAP financial measure and is defined as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment tw telecom inc.

costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our 2018 Notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our 2018 Notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA in our credit facility also excludes certain non-cash losses within certain limits and certain extraordinary gains and the 2018 Notes definition excludes other non-cash items. However, the resulting calculation is not materially different from the calculation of Modified EBITDA as defined for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended March 31,
	2010	2009
	(amounts in thousands)
Net income (loss)	$(4,462)	$2,880
Income tax expense	375	681
Interest income	(57)	(130)
Interest expense	20,941	21,458
Debt extinguishment costs	17,070	—
Depreciation, amortization, and accretion	73,387	73,191
Non-cash stock-based compensation	6,977	6,362

Modified EBITDA	$114,231	$104,442

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended March 31,
	2010	2009
	(amounts in thousands)
Net cash provided by operations	$97,261	$63,826
Income tax expense	375	681
Interest income	(57)	(130)
Interest expense	20,941	21,458
Amortization of discount on debt and deferred debt issue costs	(5,076)	(5,198)
Changes in operating assets and liabilities	787	23,805

Modified EBITDA	$114,231	$104,442

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Total revenue increased $13.6 million, or 5%, to $311.2 million for the three months ended March 31, 2010, from $297.6 million for the comparable period in 2009. Contributing to the growth in revenue was increased data and Internet services revenue from installed sales to enterprise customers.

Data and Internet services revenue increased $17.1 million, or 15%, to $129.1 million for the three months ended March 31, 2010, from $112.0 million for the comparable period in 2009. The increase in data and Internet services revenue primarily resulted from growth in Ethernet and IP-based product sales to enterprise customers partially offset by disconnects.

Revenue from network services decreased $4.3 million, or 5%, to $89.5 million for the three months ended March 31, 2010 from $93.9 million for the comparable period in 2009. The decrease in network services revenue was primarily from re-pricing of some renewed customer contracts and disconnects partially offset by growth primarily in collocation and high capacity services revenue.

Voice services revenue increased $1.0 million, or 1%, to $84.1 million for the three months ended March 31, 2010 from $83.1 million for the comparable period in 2009. The increase in voice services revenue resulted primarily from growth in local product sales and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by customer disconnections particularly by our smaller customers. Revenue based on the minutes of service used by a customer included in voice services was 4% of our total revenue for each of the three months ended March 31, 2010 and 2009.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $0.2 million, or 2%, to $8.5 million for the three months ended March 31, 2010, from $8.6 million for the comparable period in 2009. The decrease was primarily due to a reduction in favorable settlements.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our networks, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $5.1 million, or 4%, to $128.9 million for the three months ended March 31, 2010, from $123.7 million for the comparable period in 2009. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, increased field related costs, and an increase in certain taxes and fees partially offset by network and other cost efficiencies. Operating expenses represented 41% and 42% of total revenue for the three months ended March 31, 2010 and 2009, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses decreased by $0.7 million, or 1%, to $75.1 million for the three months ended March 31, 2010, from $75.8 million for the comparable period in 2009. The decrease was primarily due to lower bad debt expense partially offset by higher employee costs. Higher employee costs primarily resulted from increased headcount, employee benefits and annual merit-based salary increases somewhat offset by lower incentive-based compensation. Selling, general, and administrative expenses represented 24% and 25% of total revenue for the three months ended March 31, 2010 and 2009, respectively.

tw telecom inc.

Interest Expense. Interest expense decreased $0.5 million, or 2%, to $20.9 million for the three months ended March 31, 2010, from $21.5 million for the comparable period in 2009. The decrease is primarily due to lower interest rates on our variable rate Term Loan partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.

Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the three months ended March 31, 2010, which resulted from the early retirement of our 2014 Notes and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs.

Interest Income. Interest income was $0.1 million for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010, our investments, including those in cash and cash equivalents, were comprised of U.S. Treasury money market funds, Treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program.

Income Tax Expense. Income tax expense was $0.4 million for the three months ended March 31, 2010 for state income taxes compared to $0.7 million for federal and state income taxes in the comparable period in 2009. During 2002, we established a valuation allowance for deferred taxes. As of March 31, 2010, our valuation allowance was $279.6 million and our net deferred tax assets were $58.8 million. We believe that it is more likely than not that our net deferred tax assets will be realized through future taxable income. The $58.8 million in net deferred tax assets represents our best estimate of the tax benefits that would be realizable utilizing tax planning strategies prior to 2019 when our net operating loss carryforwards of $1.1 billion as of March 31, 2010 are due to expire. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we continue to generate income before income taxes in future periods, we may change our conclusion about the appropriateness of the valuation allowance in a future period, which may be in the near term, and we would likely record a substantial income tax benefit in our consolidated statement of operations when that occurs.

Net Income (Loss) and Modified EBITDA. Net loss was $4.5 million, or $0.03 per share, for the three months ended March 31, 2010 compared to net income of $2.9 million, or $0.02 per share, for the comparable period in 2009. This decrease of $7.3 million resulted from the $17.1 million in debt extinguishment costs as described above somewhat offset by an increase in Modified EBITDA. Modified EBITDA increased $9.8 million to $114.2 million, or 37% of total revenue for the three months ended March 31, 2010, from $104.4 million, or 35% of total revenue for the comparable period in 2009. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth, cost efficiencies from network and other optimization efforts and lower bad debt expense, partially offset by an increase in employee and field related costs. While we anticipate achieving additional efficiencies in our business from optimization efforts, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial efficiencies we accomplished over the last several years. For the three months ended March 31, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income (loss) and Modified EBITDA and net cash provided by operations and Modified EBITDA.

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

tw telecom inc.

used funds to service our debt obligations, make capital expenditures to expand our networks and fund acquisitions.

At March 31, 2010, we had approximately $1.3 billion of total debt and capital lease obligations and $486.5 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $470.8 million of cash, cash equivalents and short-term investments at December 31, 2009. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $13.2 million from December 31, 2009 primarily due to a net increase in our total debt resulting from issuance of the 2018 Notes and retirement of the 2014 Notes, accretion of the discount on our Convertible Debentures and capital expenditures partially offset by cash provided by operating activities resulting from Modified EBITDA.

Working capital, defined as current assets less current liabilities, was $314.6 million as of March 31, 2010, an increase of $17.9 million from December 31, 2009. Our working capital ratio, defined as current assets divided by current liabilities, was 2.08 as of March 31, 2010 as compared to 2.01 as of December 31, 2009. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA.

Cash Flow Activity

Cash and cash equivalents were $386.9 million and $353.2 million as of March 31, 2010 and 2009, respectively. In addition, we had investments of $99.6 million as of March 31, 2010, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended March 31,
	2010	2009
	(amounts in thousands)
Cash provided by operating activities	$97,261	$63,826
Cash used in investing activities	(158,204)	(61,010)
Cash provided by (used in) financing activities	1,947	(1,780)

Increase (decrease) in cash and cash equivalents	$(58,996)	$1,036

Operations. Cash provided by operating activities was $97.3 million for the three months ended March 31, 2010 compared to $63.8 million for the same period in 2009. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and changes in working capital, primarily due to the timing of payments to vendors. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $158.2 million for the three months ended March 31, 2010 compared to $61.0 million for the same period in 2009. The change is primarily a result of purchases of investments in 2010. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Cash used for capital expenditures in the three months ended March 31, 2010 was $80.9 million, the majority of which was used to reach new customer buildings and for longer term strategic initiatives including new product portfolio enhancements, compared to $66.2 million in the three months ended March 31, 2009.

Financing. Cash provided by financing activities was $1.9 million for the three months ended March 31, 2010, primarily from net proceeds of $3.8 million from issuance of the 2018 Notes and retirement of the 2014 tw telecom inc.

Notes (see further discussion below) partially offset by payments on the Term Loan and capital lease obligations. Cash used in financing activities was $1.8 million for the three months ended March 31, 2009, primarily for payments on the Term Loan and capital lease obligations.

In March 2010, we completed a private offering of the 2018 Notes at an offering price of 99.284% of the principal amount. The net proceeds from the offering were used in March 2010 to fund extinguishment of the 2014 Notes, of which $366.5 million principal amount were purchased at a price of 103.45% in a concurrent tender offer. The remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083%. For a description of the significant terms of the 2018 Notes, see Note 3 to the condensed consolidated financial statements. The purpose of the offering was to extend our debt maturities and reduce interest rates. As of March 31, 2010, we had outstanding the $430 million principal amount of 2018 Notes, $373.7 million principal amount of Convertible Debentures, $580.5 million under our Term Loan maturing in January 2013 and $80 million under an undrawn Revolver maturing in 2011 (“Revolver”). The interest on the Term Loan is computed based on a specified Eurodollar rate plus a spread of 1.75% to 2.0%, of which 1.75% was in effect at March 31, 2010. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 4.98% on a notional amount of $100 million, which expired on April 30, 2010. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.71% on a notional amount of $100 million. Based on the weighted average effective interest rate of 3.02% at March 31, 2010, aggregate annual interest payments on $580.5 million of borrowings outstanding under the Term Loan, including the interest rate swaps in effect, would be $17.5 million. Aggregate annual interest payments on the 2018 Notes and the Convertible Debentures are $34.4 million and $8.9 million, respectively.

In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan or the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests, which we meet as of March 31, 2010, and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. Our Revolver would permit a repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents and meet certain other conditions. This test under the Revolver is also more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and undrawn revolver as of March 31, 2010. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and most of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and Term Loan on a secured basis. After state regulatory approvals are obtained for certain states, all of Holdings’ subsidiaries other than certain immaterial subsidiaries will guarantee the 2018 Notes.
b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

Capital Expenditures and Requirements

Our total capital expenditures were $80.9 million for the three months ended March 31, 2010 compared to $73.4 million for the same period in 2009. We incurred capital expenditures to develop and expand our network, products and systems. The increase in capital expenditures year over year was primarily due to spending for new product portfolio enhancements and ongoing success-based investments, including certain large customer sales to the wireless sector as well as others. Since 2005, over 80% of our total annual capital expenditures were for success-based opportunities that are directly linked to new installations and capacity requirements. This type of expenditure can fluctuate as our volume of service installations increases or decreases. Success-based spending consists of short-to-medium length capital projects, in terms of the time between capital spending to revenue generation, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity to our networks, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands.

For 2010, we expect total capital expenditures to be at the high end of our previously estimated range of approximately $275 million to $300 million (see “Capital Resources” below for discussion on anticipated funding sources) with greater investing in the first half of the year due to new product initiatives. We expect the majority of the full year capital expenditures to be tied to new sales opportunities. The remainder of our expected capital expenditures is for new product enhancements to expand our product portfolio, strategic market expansion opportunities to further expand our network reach in our existing markets, life cycle expenditures to replace older network components and enhancements to our IT systems to increase efficiencies in our sales, field and back office operations. This expected range could increase if we continue to achieve strong customer demand. We expect that the amount that we must spend to replace older network components, especially tw telecom inc.

electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to economic conditions.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of March 31, 2010, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $386.9 million in cash and cash equivalents, $99.6 million in short-term investments, and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products or an acceleration of customer disconnects or other risk factors, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future.

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

A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA and cause our failure to meet the required minimum ratios under the Revolver. Although we currently believe that we will continue to be in compliance with the covenants, various factors, including further deterioration of the economy, increased competition and pricing pressure and loss of revenue from significant customers, an acceleration of customer disconnects, a significant reduction in demand for our products without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required Modified EBITDA levels or to enhance liquidity.

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property, and undertake acquisitions. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment of a change of control occurs as defined in the Revolver and Term Loan agreements, and the holders of the 2018 Notes may require repayment if a change of control and a ratings decline occurs as defined in the indenture for the 2018 Notes. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults also may constitute an event of default under the tw telecom inc.

indenture for the 2018 Notes. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all, especially in the current credit environment where traditional sources of financing may not be as readily available to us as in the past. Other risk factors, such as a rating downgrade, could further impact our potential access to financing sources.

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

As of March 31, 2010, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, U.S. Treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits and custodial accounts, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and investments and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Effects of Inflation

Historically, inflation has not had a material effect on us.

tw telecom inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of approximately $486.5 million at March 31, 2010, a one percent increase in the interest rate would change our annual interest earned by $4.9 million. At March 31, 2010, investments included in cash, cash equivalents and short-term investments were comprised of U.S. Treasury money market funds, Treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and short-term investments and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash, cash equivalents and investments as market conditions change.

At March 31, 2010, we held commercial paper investments purchased in 2007 with a carrying value of $3.0 million with exposure to sub-prime mortgages that were past their maturity dates. These securities are classified as long-term investments in the March 31, 2010 condensed consolidated balance sheet.

We have fixed and variable rate debt. Our exposure to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. We have entered into interest rate swap agreements to mitigate interest fluctuations on our variable rate Term Loan. On April 30, 2008, we entered into a two-year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of March 31, 2010, of 4.98% on a notional amount of $100 million, which expired on April 30, 2010. On November 5, 2008, we entered into a three-year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of March 31, 2010, of 4.71% on a notional amount of $100 million. Variable rate debt instruments represented approximately 27% and 28% of our total debt at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, based on the $580.5 million outstanding balance on the Term Loan and the interest rate swaps in effect as of March 31, 2010, a one percent change in the applicable rate would change the annual amount of interest we pay by $3.8 million.

At March 31, 2010, the fair values of our Term Loan, 2018 Notes and our Convertible Debentures were approximately $576.1 million, $438.6 million and $424.0 million, respectively, as compared to carrying values of approximately $580.5 million, $426.9 million and $313.3 million, respectively, each on the same date. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4.	Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

tw telecom inc.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of equity securities reportable under Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2010	90,579	$15.21	—	—
February 1—February 28, 2010	—	—	—	—
March 1—March 31, 2010	—	—	—	—

Total	90,579	$15.21	—	—

(1)	Consists of restricted shares delivered back to us by certain employees to satisfy minimum tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we give certain employees the opportunity to tender back to us the number of shares from the award sufficient to satisfy their minimum tax withholding obligation, which we pay on behalf of the employee. We do not have any publicly announced equity securities repurchase plans or programs.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: May 10, 2010	By:	/S/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –	Credit Agreement dated October 6, 2006 between Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from Time to Time Party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and as collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

4.3 –	Commitment Reduction Agreement dated as of January 14, 2009 among tw telecom inc., tw telecom holdings inc., the Revolving Lenders and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.4 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009)*

4.6 –	Registration Rights Agreement dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 8% Senior Notes due 2018 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.7 –	Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.8 –	First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference