Form 10-Q
period 2010-06-30
tw telecom inc.
filed 2010-08-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2010 was 151,574,111 shares.

Part I. Financial Information

Item 1.	Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$352,633	$445,907
Investments .	134,289	24,865
Receivables, less allowances of $8,821 and $9,449, respectively	79,429	78,016
Prepaid expenses and other current assets	15,666	13,546
Deferred income taxes	88,911	29,574

Total current assets	670,928	591,908

Long-term investments	2,990	2,990
Property, plant and equipment	3,640,018	3,481,287
Less accumulated depreciation	(2,315,477)	(2,186,915)

	1,324,541	1,294,372

Deferred income taxes	196,667	29,176
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	28,332	32,220
Other assets, net of accumulated amortization .	15,126	10,840

Total assets	$2,651,278	$2,374,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,556	$51,088
Deferred revenue	35,806	34,005
Accrued taxes, franchise and other fees	65,764	68,669
Accrued interest .	12,377	16,219
Accrued payroll and benefits	36,657	42,589
Accrued carrier costs	35,834	35,890
Current portion of debt and capital lease obligations	7,290	7,569
Other current liabilities	41,029	39,120

Total current liabilities	289,313	295,149

Long-term debt and capital lease obligations, net .	1,332,546	1,300,370
Long-term deferred revenue	15,884	15,988
Other long-term liabilities	31,050	30,653
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $ 0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $ 0.01 par value, 439,800 shares authorized, 151,786 and 150,123 shares issued, respectively	1,518	1,501
Additional paid-in capital	1,807,350	1,792,761
Treasury stock, 202 and no shares, at cost, respectively	(3,523)	—
Accumulated deficit .	(820,123)	(1,057,984)
Accumulated other comprehensive loss	(2,737)	(4,238)

Total stockholders’ equity	982,485	732,040

Total liabilities and stockholders’ equity	$2,651,278	$2,374,200

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$134,152	$115,829	$263,273	$227,871
Network services	90,000	93,297	179,548	187,163
Voice services	83,963	83,538	168,035	166,615
Intercarrier compensation	8,734	8,395	17,204	17,041

Total revenue	316,849	301,059	628,060	598,690

Costs and expenses(a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	132,319	123,219	261,174	246,950
Selling, general and administrative	76,810	75,504	151,912	151,324
Depreciation, amortization, and accretion	72,031	74,406	145,418	147,597

Total costs and expenses	281,160	273,129	558,504	545,871

Operating income	35,689	27,930	69,556	52,819
Interest expense	(19,749)	(21,027)	(40,690)	(42,485)
Debt extinguishment costs	—	—	(17,070)	—
Interest income	172	81	229	211

Income before income taxes	16,112	6,984	12,025	10,545
Income tax (benefit) expense	(226,211)	1,072	(225,836)	1,753

Net income	$242,323	$5,912	$237,861	$8,792

Earnings per share:
Basic	$1.60	$0.04	$1.57	$0.06

Diluted	$1.43	$0.04	$1.45	$0.06

Weighted average shares outstanding:
Basic	149,698	147,970	149,498	147,912

Diluted	171,884	149,557	171,722	149,094

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$749	$778	$1,507	$1,503

Selling, general and administrative	$5,980	$5,809	$12,199	$11,446

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(amounts in thousands)
Cash flows from operating activities:
Net income	$237,861	$8,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	145,418	147,597
Deferred income taxes	(226,297)	—
Stock-based compensation	13,706	12,949
Extinguishment costs and amortization of discount on debt and deferred debt issue costs	27,504	10,142
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(2,756)	5,553
Accounts payable, deferred revenue, and other liabilities	(5,297)	(14,605)

Net cash provided by operating activities	190,139	170,428

Cash flows from investing activities:
Capital expenditures	(165,917)	(134,719)
Purchases of investments	(133,415)	—
Proceeds from sale of investments	23,363	—
Other investing activities, net	(4,864)	6,994

Net cash used in investing activities	(280,833)	(127,725)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	900	814
Purchases of treasury stock	(3,523)	—
Retirement of debt obligations	(413,683)	—
Net proceeds from issuance of debt	417,425	—
Payment of debt and capital lease obligations	(3,699)	(3,892)

Net cash used in financing activities	(2,580)	(3,078)

(Decrease) increase in cash and cash equivalents	(93,274)	39,625
Cash and cash equivalents at beginning of period	445,907	352,176

Cash and cash equivalents at end of period	$352,633	$391,801

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,470	$35,024

Cash paid for debt extinguishment costs	$13,677	$—

Cash paid for income taxes	$2,977	$2,208

Addition of capital lease obligation	$—	$7,893

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010

(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2009	150,123	$1,501	—	$—	$1,792,761	$(1,057,984)	$(4,238)	$732,040
Net income	—	—	—	—	—	237,861	—	237,861
Unrealized gain on cash flow hedging activities, net of tax of $360	—	—	—	—	—	—	1,467	1,467
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	34	34

Total comprehensive income	—	—	—	—	—	—	—	239,362
Purchases of treasury stock	—	—	202	(3,523)	—	—	—	(3,523)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	478	5	—	—	895	—	—	900
Stock-based compensation	1,185	12	—	—	13,694	—	—	13,706

Balance at June 30, 2010	151,786	$1,518	202	$(3,523)	$1,807,350	$(820,123)	$(2,737)	$982,485

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amount classified as revenue associated with such taxes and fees was approximately $13.3 million and $9.7 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $25.4 million and $18.5 million for the six months ended June 30, 2010 and 2009, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major communications services providers. The Company’s top ten customers accounted for an aggregate of 20% and 22% of the Company’s total revenue for the six months ended June 30, 2010 and 2009, respectively. No individual customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2010 or 2009.

Earnings (Loss) Per Common Share and Potential Common Share

Basic EPS is measured as the income or loss allocated to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted to shares at the beginning of the period presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(amounts in thousands, except per share amounts)
Numerator
Net income	$242,323	$5,912	$237,861	$8,792
Allocation of net income to unvested restricted stock awards	(3,264)	(50)	(3,016)	(64)

Net income allocated to common stockholders, basic	239,059	5,862	234,845	8,728
Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	6,964	—	13,833	—

Net income allocated to common stockholders, diluted	$246,023	$5,862	$248,678	$8,728

Denominator
Basic weighted average shares outstanding	149,698	147,970	149,498	147,912
Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	20,050	—	20,050	—
Stock options	1,696	811	1,718	648
Unvested restricted stock	440	776	456	534

Diluted weighted average shares outstanding	171,884	149,557	171,722	149,094
Basic earnings per share	$1.60	$0.04	$1.57	$0.06

Diluted earnings per share	$1.43	$0.04	$1.45	$0.06

Options to purchase shares of the Company’s common stock and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding if their inclusion would be anti-dilutive, totaled 9.2 million shares and 32.0 million shares for the three months ended June 30, 2010 and 2009, respectively, and 9.3 million shares and 31.9 million shares for the six months ended June 30, 2010 and 2009, respectively.

Stock-Based Compensation

The Company recognizes the cost of share-based payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the six months ended June 30, 2010 and 2009, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period. The weighted-average fair value of options granted was $7.59 and $3.55 for the six months ended June 30, 2010 and 2009, respectively, with the following weighted-average assumptions:

	Six months ended June 30,
	2010	2009
Expected volatility	53%	56%
Risk-free interest rate	2.6%	1.7%
Dividend yield	0%	0%
Expected term	5.2 years	4 years

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2010, there was $18.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years, and $38.0 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

2. Investments

At December 31, 2009, investments of $445.3 million included in cash and cash equivalents were comprised of U.S. Treasury money market funds and debt securities issued by the U.S. Treasury, and the carrying values approximate fair value. At June 30, 2010, investments of $352.2 million included in cash and cash equivalents were comprised of U.S. Treasury money market funds, and the carrying values approximate fair value.

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

During the three months ended March 31, 2010, the Company’s investments were transferred from the held-to-maturity classification to the available-for-sale classification as a result of management’s decision to make the investments available to be sold prior to their maturity dates to purchase investments with a higher yield. At the date of transfer, the net carrying amount was $71.5 million and the Company recognized an immaterial amount of unrealized gain.

Unrealized gains and losses on available-for-sale securities are excluded from net loss and presented as a component of accumulated other comprehensive income or loss. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. Proceeds from the sale and maturity of available for sale securities during the three months and six months ended June 30, 2010 were $8.3 million and $23.4 million, respectively. The Company recognized no material unrealized or realized net gains or losses during the three or six months ended June 30, 2010.

The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from their aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.

At June 30, 2010 and December 31, 2009, long term investments of $3.0 million were comprised of the fair value of commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity date (see Note 6).

3. Income Taxes

Prior to 2008, the Company had a history of losses and, as a result, has historically recognized a valuation allowance for net deferred tax assets. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During the three months ended June 30, 2010, the tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company determined that it is more likely than not that the vast majority of its deferred tax assets, including net operating losses (“NOLs”), will be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings and its cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $227.3 million for the three and six months ended June 30, 2010, or $1.50 per basic share for each of the three and six months ended June 30, 2010 and $1.34 and $1.39 per diluted share for the three and six months ended June 30, 2010, respectively, and an increase in the current and non-current deferred tax assets on the condensed consolidated balance sheet as of June 30, 2010. The Company also expects to release additional amounts of valuation allowance through income tax (benefit) expense in the third and fourth quarters of 2010 pursuant to relevant accounting guidance, which requires the reversal of the valuation allowance throughout the year as current year income is earned. As a result, the Company expects that any net tax benefit or expense in those periods will not be significant.

The Company continues to maintain a valuation allowance against certain deferred tax assets totaling $18.4 million. The Company believes it is more likely than not that deferred tax assets resulting from NOLs subject to certain limitations and those that require future income of special character will not be realized. Additionally, the Company has certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance.

4. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations were as follows:

	June 30, 2010	December 31, 2009
	(amounts in thousands)
Term Loan B, due 2013	$579,000	$582,000
9 1/4 % Senior Notes, due 2014	—	400,000
8% Senior Notes, due 2018	430,000	—
2 3/8 % Convertible Senior Debentures, due 2026	373,744	373,750
Capital lease obligations	16,019	16,768

Total obligations	1,398,763	1,372,518
Unamortized premium	—	229
Unamortized discounts	(58,927)	(64,808)
Current portion	(7,290)	(7,569)

Total long-term debt and capital lease obligations	$1,332,546	$1,300,370

As of June 30, 2010, the Company and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

Debt Offering and Concurrent Debt Tender Offer

In March 2010, Holdings completed a private offering of $430 million aggregate principal amount 8% Senior Notes due 2018 (the “2018 Notes”), at an offering price of 99.284% of the principal amount (see further discussion below). The net proceeds from the offering were used in March 2010 to fund Holdings’ extinguishment of its $400 million principal amount of 9 1/4% Senior Notes due February 2014 (the “2014 Notes”), of which $366.5 million principal amount were purchased at a price of 103.45% in a concurrent tender offer. The remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083%. During the three months ended March 31, 2010, the Company recognized debt tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extinguishment costs of $17.1 million, comprised of $13.7 million for premiums associated with the tender offer and redemption and $3.6 million for write off of deferred debt issuance costs net of a gain of $0.2 million for write off of issuance premium related to the 2014 Notes.

The 2018 Notes are unsecured obligations of Holdings and are guaranteed by the Company and most of Holdings’ subsidiaries. Interest is payable semi-annually on September 1 and March 1, commencing on September 1, 2010. The 2018 Notes are redeemable in whole or in part, at the Company’s option at any time on or after March 1, 2014, 2015 and 2016 at redemption prices of 104%, 102% and 100%, respectively. In addition, prior to March 1, 2013, at the Company’s option, the Company may redeem up to 35% of the aggregate principal amount of the 2018 Notes with the net proceeds from one or more equity offerings by the Company at a redemption price of 108% of their principal amount, plus accrued and unpaid interest, if any. Offering costs of $9.5 million related to the 2018 Notes were deferred and are being amortized to interest expense over the term of the 2018 Notes. As required by a Registration Rights Agreement with the initial purchasers of the 2018 Notes, the Company filed an exchange offer registration statement on June 16, 2010; and in July 2010, conducted an exchange offer to enable the holders of the 2018 Notes to exchange the unregistered 2018 Notes for notes registered under the Securities Act of 1933, as amended, with substantially identical terms. Pursuant to the exchange, $430 million in principal amount of unregistered 2018 Notes were exchanged for registered 2018 Notes. The exchange offer for the 2018 Notes did not have a material impact on the Company’s financial position or result of operations.

5. Derivative Instruments

The Company’s variable rate Term Loan B due 2013 (the “Term Loan”) exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively convert a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated the interest rate swap agreements as cash flow hedges.

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. The Company performs a quarterly assessment to determine whether each derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument. During the three and six months ended June 30, 2010 and 2009, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

The following table reflects the terms of Holdings’ interest rate swap agreement in effect at June 30, 2010:

Term		Notional amount	Fixed rate	Total rate, including spread
Beginning	End
November 28, 2008	November 28, 2011	$100 million	2.96%	4.71%

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	June 30, 2010	December 31, 2009
		(amounts in thousands)
Interest rate swap agreements	Other current liabilities	$—	$988
Interest rate swap agreements	Other long-term liabilities	3,302	3,250

Total fair value of derivatives designated as cash flow hedges		$3,302	$4,238

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 were $3.3 million and $4.2 million, respectively. Based on the fair value of $3.3 million at June 30, 2010, the Company expects to recognize in interest expense approximately $2.4 million of net losses on interest rate swap agreements during the next 12 months upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense are dependent on the interest rates in effect when settlements on the interest rate swap agreements occur each month. The variable rate, including the applicable spread, in effect at June 30, 2010 for the Term Loan, excluding the impact of the interest rate swap agreements, was 2.1%. The effect of the interest rate swaps on the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Gain/(Loss) recognized in other comprehensive income/(loss) (effective portion)	$(478)	$251	$(1,415)	$(871)

Gain/(Loss) reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(921)	$(1,352)	$(2,350)	$(2,672)

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

money market mutual funds, U.S. Treasury securities and corporate debt securities that are traded in an active market with sufficient volume and frequency of transactions, and are included as a component of cash, cash equivalents and investments in the condensed consolidated balance sheets.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreements priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings, and are included as a component of other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the condensed consolidated balance sheets. The carrying value of the investments as of June 30, 2010 was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the instruments underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying instruments under various liquidation scenarios including inputs such as recoveries, estimated losses and default percentages. Actual values and amounts the Company receives from these investments may differ from those estimates. There was no change in the value of the Company’s Level 3 assets from December 31, 2009 to June 30, 2010.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurement Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds*	$352,201	$—	$—	$352,201
Debt securities issued by the U.S. Treasury	$80,829	—	—	$80,829
Corporate debt securities	53,460	—	—	53,460

Short-term investments	134,289	—	—	134,289
Long-term investments**	—	—	2,990	2,990

Total assets	$486,490	$—	$2,990	$489,480

Liabilities
Interest rate swap agreements	$—	$3,302	$—	$3,302

Total liabilities	$—	$3,302	$—	$3,302

*	Investments included in cash and cash equivalents at June 30, 2010
**	Includes the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B	$579,000	$556,454	$582,000	$556,718
9 1/4 % Senior Notes, including premium	—	—	400,229	411,000
8% Senior Notes, net of discount	427,034	438,063	—	—
2 3/8 % Convertible Senior Debentures, net of discount	317,783	404,111	308,942	412,059

Total debt	$1,323,817	$1,398,628	$1,291,171	$1,379,777

7. Commitments and Contingencies

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

8. Supplemental Guarantor Information

In March 2010, Holdings (“Issuer”) issued $430 million in 8% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Issuer and are guaranteed by the Company (“Parent Guarantor”) and most of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2018 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2010 and 2009, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,540	$328,093	$—	$—	$352,633
Investments	—	134,289	—	—	134,289
Receivables, net	—	—	79,429	—	79,429
Prepaid expenses and other current assets	—	10,730	4,936	—	15,666
Deferred income taxes	—	88,856	55	—	88,911

Total current assets	24,540	561,968	84,420	—	670,928

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	37,459	1,287,082	—	1,324,541
Deferred income taxes	—	196,142	525	—	196,667
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	3,020	12,025	28,413	—	43,458

Total assets	$27,560	$810,584	$1,813,134	$—	$2,651,278

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$4,252	$50,304	$—	$54,556
Other current liabilities	2,219	53,386	179,152	—	234,757
Intercompany payable (receivable)	(1,893,330)	(573,364)	2,466,694	—	—

Total current liabilities	(1,891,111)	(515,726)	2,696,150	—	289,313

Losses in subsidiary in excess of investment	618,403	1,088,569	—	(1,706,972)	—
Long-term debt and capital lease obligations	317,783	1,000,034	14,729	—	1,332,546
Long-term deferred revenue	—	—	15,884	—	15,884
Other long-term liabilities	—	7,771	23,279	—	31,050
Stockholders’ equity (deficit)	982,485	(770,064)	(936,908)	1,706,972	982,485

Total liabilities and stockholders’ equity (deficit)	$27,560	$810,584	$1,813,134	$—	$2,651,278

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$316,849	$—	$316,849
Costs and expenses:
Operating, selling, general and administrative	—	45,715	163,414	—	209,129
Depreciation, amortization and accretion	—	4,498	67,533	—	72,031
Corporate expense allocation	—	(50,213)	50,213	—	—

Total costs and expenses	—	—	281,160	—	281,160

Operating income	—	—	35,689	—	35,689
Interest expense, net	(6,964)	(8,840)	(3,773)	—	(19,577)
Interest expense allocation	6,964	8,840	(15,804)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	16,112	—	16,112
Income tax benefit	—	(222,643)	(3,568)	—	(226,211)

Net income before equity in undistributed earnings of subsidiaries	—	222,643	19,680	—	242,323
Equity in undistributed earnings of subsidiaries	242,323	19,680	—	(262,003)	—

Net income	$242,323	$242,323	$19,680	$(262,003)	$242,323

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$301,059	$—	$301,059
Costs and expenses:
Operating, selling, general and administrative	—	44,834	153,889	—	198,723
Depreciation, amortization and accretion	—	4,326	70,080	—	74,406
Corporate expense allocation	—	(49,160)	49,160	—	—

Total costs and expenses	—	—	273,129	—	273,129

Operating income	—	—	27,930	—	27,930
Interest expense, net	(6,600)	(11,508)	(2,838)	—	(20,946)
Interest expense allocation	6,600	11,508	(18,108)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	6,984	—	6,984
Income tax expense	—	—	1,072	—	1,072

Net income before equity in undistributed earnings of subsidiaries	—	—	5,912	—	5,912
Equity in undistributed earnings of subsidiaries	5,912	5,912	—	(11,824)	—

Net income	$5,912	$5,912	$5,912	$(11,824)	$5,912

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$628,060	$—	$628,060
Costs and expenses:
Operating, selling, general and administrative	—	91,186	321,900	—	413,086
Depreciation, amortization and accretion	—	9,088	136,330	—	145,418
Corporate expense allocation	—	(100,274)	100,274	—	—

Total costs and expenses	—	—	558,504	—	558,504

Operating income	—	—	69,556	—	69,556
Interest expense, net	(13,833)	(19,263)	(7,365)	—	(40,461)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Interest expense allocation	13,833	36,333	(50,166)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	12,025	—	12,025
Income tax benefit	—	(222,643)	(3,193)	—	(225,836)

Net income before equity in undistributed earnings of subsidiaries	—	222,643	15,218	—	237,861
Equity in undistributed earnings of subsidiaries	237,861	15,218	—	(253,079)	—

Net income	$237,861	$237,861	$15,218	$(253,079)	$237,861

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$598,690	$—	$598,690
Costs and expenses:
Operating, selling, general and administrative	—	86,774	311,500	—	398,274
Depreciation, amortization and accretion	—	8,422	139,175	—	147,597
Corporate expense allocation	—	(95,196)	95,196	—	—

Total costs and expenses	—	—	545,871	—	545,871

Operating income	—	—	52,819	—	52,819
Interest expense, net	(13,111)	(24,169)	(4,994)	—	(42,274)
Interest expense allocation	13,111	24,169	(37,280)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	10,545	—	10,545
Income tax expense	—	—	1,753	—	1,753

Net income before equity in undistributed earnings of subsidiaries	—	—	8,792	—	8,792
Equity in undistributed earnings of subsidiaries	8,792	8,792	—	(17,584)	—

Net income	$8,792	$8,792	$8,792	$(17,584)	$8,792

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$237,861	$237,861	$15,218	$(253,079)	$237,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	9,088	136,330	—	145,418
Deferred income taxes	—	(225,717)	(580)		(226,297)
Intercompany change	(3,429)	11,536	(261,186)	253,079	—
Extinguishment costs and amortization of discount on debt and deferred debt issue costs	9,396	18,108	—	—	27,504
Stock based compensation	—	—	13,706	—	13,706
Changes in operating assets and liabilities	(241,199)	(26,864)	260,010	—	(8,053)

Net cash provided by operating activities	2,629	24,012	163,498	—	190,139

Cash flows from investing activities:
Capital expenditures	—	(7,447)	(158,470)	—	(165,917)
Purchases of investments	—	(133,415)	—	—	(133,415)
Proceeds from sale of investments	—	23,363	—	—	23,363
Other investing activities	—	97	(4,961)	—	(4,864)

Net cash used in investing activities	—	(117,402)	(163,431)	—	(280,833)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	900	—	—	—	900
Purchases of treasury stock	(3,523)	—	—	—	(3,523)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	417,425	—	—	417,425
Payment of debt and capital lease obligations	—	(3,632)	(67)	—	(3,699)

Net cash used in (provided by) financing activities	(2,629)	116	(67)	—	(2,580)

Increase in cash and cash equivalents	—	(93,274)	—	—	(93,274)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,540	$328,093	$—	$—	$352,633

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

Cautions Concerning Forward-Looking Statements

This document contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, future tax benefits and expense, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this report. In addition, actual results may differ from our expectations due to the timing of disconnections and service installations, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of NOLs under Section 382 of the Internal Revenue Code, increases in the price we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, VPN, VoIP and network security services to enterprise organizations and communications services companies throughout the U.S., and for IP-VPN services, to their global locations. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communications service providers including ILECs, CLECs, wireless communications companies and ISPs. Our revenue is derived primarily from business communications services, including network, voice, data, and high-speed Internet access services.

tw telecom inc.

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of June 30, 2010, our fiber networks spanned approximately 27,500 route miles connecting to approximately 11,000 buildings served directly by our metropolitan fiber facilities (on-net) excluding inactive buildings and LEC local servicing offices connected with our fiber. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between our markets supporting end-to-end Ethernet and VPN connections for customers and make enhancements to our suite of services, and also have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. We are extending our capabilities to reach our customers’ locations outside of our markets and to enhance data connectivity between our markets through the use of other carriers’ facilities.

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

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 32 consecutive quarters through June 30, 2010, primarily through sales of our data and Internet services such as Ethernet and IP based services. Revenue from our enterprise customers represented 75% of our total revenue for the past five consecutive quarters. We expect our revenue growth to come primarily from our enterprise customer base. Our national footprint and new and enhanced product capabilities have provided us with opportunities to extend our customer reach into multi-point, multi-city locations. While enterprise revenue continues to grow, the rate of year over year revenue growth declined over the past two years primarily due to revenue churn that we believe was elevated due to the economic environment (see “Revenue and Customer Churn” below), declines in pricing of some services in connection with contract renewals and, to a lesser extent, because the increasing revenue base has impacted the rate of growth.

Carrier Customer Revenue

Carrier revenue as a percentage of total revenue has been 22% for the past five consecutive quarters primarily due to growth from enterprise customer revenue and in the past quarter, growth in wireless customer revenue. This growth has been partially offset by pricing declines in connection with carrier customer contract renewals, disconnections resulting from industry consolidations, customer cost cutting measures and competition, among other factors. While sales to wireless providers in the three months ended June 30, 2010 have somewhat offset the revenue declines from other carriers due to disconnections, re-pricing and other factors, we cannot assure that future sales will continue to offset the revenue declines from carriers.

tw telecom inc.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for the past nine consecutive quarters, and may decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation.

Revenue and Customer Churn

Revenue churn, defined as the lost recurring monthly billing for the quarter from a customer’s partial or complete disconnection of services (excluding repricing impacts and usage) compared to reported revenue for the quarter, was 1.0% of monthly revenue for the three months ended June 30, 2010 compared to 1.3% for the three months ended June 30, 2009. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% and 0.4% for the three months ended June 30, 2010 and 2009, respectively. Customer and service disconnections occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions, customer financial difficulties and price competition from other providers. We also believe that the economic downturn contributed to an increase in disconnections beginning in late 2007 primarily from small business customers that buy less complex services, mortgage-related customers and carriers. While we experienced an improvement in revenue churn in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, we cannot yet determine whether these favorable churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections.

Average monthly customer churn, defined as the average monthly customer turnover for the quarter compared to the average monthly customer count for the quarter, was 1.1% for the three months ended June 30, 2010 compared to 1.4% for the three months ended June 30, 2009 and 1.3% and 1.4% for the years ended December 31, 2009 and 2008, respectively. The majority of this customer churn came from our smaller customers, which we expect to continue.

Pricing

Our revenue continues to be impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on various products, including inter-city point-to-point services, carrier to carrier dedicated services, high capacity Internet access, long distance service and integrated service bundles, particularly with respect to very large customers and, in the cases of integrated service bundles, with respect to smaller bandwidth customers with single-site needs, as well as customers’ heightened cost cutting initiatives due to the economy. Revenue has also been impacted by pricing declines to current levels for existing customers with expiring terms that renewed services. We expect this pricing pressure may continue.

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

tw telecom inc.

We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. The ILECs continue to advocate further deregulation. The FCC is reviewing its regulation of special access pricing in a pending proceeding. As a part of the Broadband Plan submitted to Congress during the first quarter of 2010, the FCC indicated that it intends to actively review the regulatory framework for special access during 2010. We cannot predict the outcome of these proceedings or its impact on our business.

We had a five-year wholesale service agreement through May 31, 2010 with a large ILEC under which that ILEC supplied us with tariffed special access and other services for end user access and transport with certain service level commitments. Under that agreement, we agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions, and are subject to certain penalties for early termination of the services. We are currently negotiating a similar new agreement with the supplier that would replace the existing agreement. Due to the expiration of certain regulatory conditions to the ILEC’s prior consolidation that impacted tariffed pricing, we expect this new agreement to result in prices higher than those provided for under the expiring agreement for some special access services, but we do not expect that the aggregate increase will be material. The inability to reach agreement with the ILEC would result in higher prices to us for their special access services.

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

Due to successful collection efforts aided by system enhancements, internal controls, bad debt recoveries, and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue for the six months ended June 30, 2010 comparable to the years ended December 31, 2009 and 2008. We cannot assure we will be able to maintain bad debt expense at this low level over the long term.

tw telecom inc.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2009, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Below is a description of a material change to those critical accounting policies and estimates previously disclosed.

Deferred Tax Accounting

We have a history of NOLs for tax purposes. As a result, our balance sheet reflects a net deferred tax asset that represents the tax benefit of net operating loss carryforwards and timing differences between book and tax recognition of certain revenue and expense items, net of a valuation allowance. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. During the three months ended June 30, 2010, we determined that it is more likely than not that the vast majority of our deferred tax assets, including NOLs, will be realized. In making this determination, we analyzed, among other things, our recent history of earnings, forecasts of future earnings and cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in an income tax benefit of $227.3 million for the three and six months ended June 30, 2010, or $1.50 per basic share for each of the three and six months ended June 30, 2010 and $1.34 and $1.39 per diluted share for the three and six months ended June 30, 2010, respectively, and an increase in the current and non-current deferred tax assets on the condensed consolidated balance sheet as of June 30, 2010. We also expect to release additional amounts of valuation allowance through income tax (benefit) expense in the third and fourth quarters of 2010 pursuant to relevant accounting guidance, which requires the reversal of the valuation allowance throughout the year as current year income is earned. As a result, we expect that any net tax benefit or expense in those periods will not be significant. We expect our 2011 effective tax rate to be above the statutory rate and therefore may exceed 40% and anticipate that net income and earnings per share will be impacted by greater income tax expense beginning in the first quarter of 2011.

We continue to maintain a valuation allowance against certain deferred tax assets totaling $18.4 million. We believe it is more likely than not that deferred tax assets resulting from NOLs subject to certain limitations and those that require future income of special character will not be realized. Additionally, we have certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance.

Our NOL carryforwards, if not utilized to reduce taxable income in future periods, generally expire in various amounts beginning in 2019 and ending in 2026. We utilized NOLs to offset income tax obligations in each of the years ended December 31, 2008 and 2007. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders, exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, we adopted a stockholder rights plan on January 20, 2009 that was approved by our stockholders in June 2009. Although the purpose of the stockholder rights plan is to deter stockholders from acquiring shares that would trigger an ownership change under Section 382, the stockholder rights plan does not prevent an ownership change from occurring. An ownership change could result from a stockholder selling a large block of shares, which the stockholder rights plan does not prevent or deter.

tw telecom inc.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$134,152	42%	$115,829	38%	$263,273	42%	$227,871	38%
Network services	90,000	28	93,297	31	179,548	28	187,163	31
Voice services	83,963	27	83,538	28	168,035	27	166,615	28
Intercarrier compensation	8,734	3	8,395	3	17,204	3	17,041	3

Total revenue	316,849	100	301,059	100	628,060	100	598,690	100

Costs and expenses(1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	132,319	42	123,219	41	261,174	42	246,950	41
Selling, general, and administrative(1)	76,810	24	75,504	25	151,912	24	151,324	25
Depreciation, amortization, and accretion	72,031	23	74,406	25	145,418	23	147,597	25

Total costs and expenses	281,160	89	273,129	91	558,504	89	545,871	91

Operating income	35,689	11	27,930	9	69,556	11	52,819	9
Interest expense	(19,749)	(6)	(21,027)	(7)	(40,690)	(6)	(42,485)	(7)
Debt extinguishment costs	—	—	—	—	(17,070)	(3)	—	—
Interest income	172	—	81	—	229	—	211	—

Income before income taxes	16,112	5	6,984	2	12,025	2	10,545	2
Income tax (benefit) expense	(226,211)	71	1,072	—	(225,836)	36	1,753	—

Net income	$242,323	76%	$5,912	2%	$237,861	38%	$8,792	1%

Net income per share, basic	$1.60		$0.04		$1.57		$0.06

Net income per share, diluted	$1.43		$0.04		$1.45		$0.06

Weighted average shares outstanding, basic	149,698		147,970		149,498		147,912
Weighted average shares outstanding, diluted	171,884		149,557		171,722		149,094
Modified EBITDA(2)(3)	$114,449	36%	$108,923	36%	$228,680	36%	$213,365	36%
Net cash provided by operating activities	$92,878		$106,602		$190,139		$170,428
Net cash used in investing activities	$(122,629)		$(66,715)		$(280,833)		$(127,725)
Net cash used in financing activities	$(4,527)		$(1,298)		$(2,580)		$(3,078)

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Operating	$749	$778	$1,507	$1,503
Selling, general, and administrative	$5,980	$5,809	$12,199	$11,446

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

tw telecom inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Net income	$242,323	$5,912	$237,861	$8,792
Income tax (benefit) expense	(226,211)	1,072	(225,836)	1,753
Interest income	(172)	(81)	(229)	(211)
Interest expense	19,749	21,027	40,690	42,485
Debt extinguishment costs	—	—	17,070	—
Depreciation, amortization, and accretion	72,031	74,406	145,418	147,597
Non-cash stock-based compensation	6,729	6,587	13,706	12,949

Modified EBITDA	$114,449	$108,923	$228,680	$213,365

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)
Net cash provided by operations	$92,878	$106,602	$190,139	$170,428
Income tax (benefit) expense	(226,211)	1,072	(225,836)	1,753
Deferred income taxes	226,297	—	226,297	—
Interest income	(172)	(81)	(229)	(211)
Interest expense	19,749	21,027	40,690	42,485
Discount on debt, amortization of deferred debt issue costs and other	(5,358)	(4,944)	(10,434)	(10,142)
Changes in operating assets and liabilities	7,266	(14,753)	8,053	9,052

Modified EBITDA	$114,449	$108,923	$228,680	$213,365

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Total revenue increased $15.8 million, or 5%, to $316.8 million for the three months ended June 30, 2010, from $301.1 million for the comparable period in 2009. Contributing to the growth in revenue was increased data and Internet services revenue from installed sales to enterprise customers.

Data and Internet services revenue increased $18.3 million, or 16%, to $134.2 million for the three months ended June 30, 2010, from $115.8 million for the comparable period in 2009. The increase in data and Internet services revenue primarily resulted from Ethernet and IP-based product sales to enterprise customers.

Revenue from network services decreased $3.3 million, or 4%, to $90.0 million for the three months ended June 30, 2010 from $93.3 million for the comparable period in 2009. The decrease in network services revenue was primarily from disconnects partially offset by sales primarily in collocation and high capacity services revenue.

Voice services revenue increased $0.4 million, or 1%, to $84.0 million for the three months ended June 30, 2010 from $83.5 million for the comparable period in 2009. The increase in voice services revenue tw telecom inc.

resulted primarily from growth in local product sales and an increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by customer disconnections. Revenue based on the minutes of service used by a customer included in voice services was 4% of our total revenue for each of the three months ended June 30, 2010 and 2009.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our networks, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $9.1 million, or 7%, to $132.3 million for the three months ended June 30, 2010, from $123.2 million for the comparable period in 2009. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, higher field related costs which included lease costs, maintenance and utilities, and an increase in certain taxes and fees partially offset by network cost efficiencies. Operating expenses represented 42% and 41% of total revenue for the three months ended June 30, 2010 and 2009, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased by $1.3 million, or 2%, to $76.8 million for the three months ended June 30, 2010, from $75.5 million for the comparable period in 2009. The increase was primarily due to higher employee costs resulting from increased headcount, annual merit-based salary increases, and employee benefits. Selling, general, and administrative expenses represented 24% and 25% of total revenue for the three months ended June 30, 2010 and 2009, respectively.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $2.4 million, or 3%, to $72.0 million for the three months ended June 30, 2010, from $74.4 million for the comparable period in 2009. The decrease was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment made during 2010 and 2009.

Interest Expense. Interest expense decreased $1.3 million, or 6%, to $19.7 million for the three months ended June 30, 2010, from $21.0 million for the comparable period in 2009. The decrease is primarily due to lower effective interest rates on our variable rate Term Loan and as a result of the debt refinancing that we completed in the first quarter of 2010 partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.

Income Tax (Benefit) Expense. Income tax benefit was $226.2 million for the three months ended June 30, 2010, a change of $227.3 million compared to income tax expense of $1.1 million in the comparable period in 2009. This change was primarily related to a $227.3 million non-cash income tax benefit resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 3 to the condensed consolidated financial statements). Although we do not expect to recognize significant federal income tax expense for the remainder of 2010, we expect our income tax expense to increase beginning in 2011 and may fluctuate from period to period (see Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates- Deferred Tax Accounting).

Net Income and Modified EBITDA. Net income was $242.3 million for the three months ended June 30, 2010 compared to $5.9 million for the comparable period in 2009. The increase in net income of $236.4 million tw telecom inc.

resulted from a non-cash income tax benefit (see above) of $227.3 million, an increase in Modified EBITDA and lower depreciation, amortization and accretion. Modified EBITDA increased $5.5 million to $114.4 million, or 36% of total revenue for the three months ended June 30, 2010, from $108.9 million, or 36% of total revenue for the comparable period in 2009. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses and field related costs as discussed above. While we anticipate achieving additional cost efficiencies in our business, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial efficiencies we accomplished over the last several years. For the three months ended June 30, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Total revenue increased $29.4 million, or 5%, to $628.1 million for the six months ended June 30, 2010, from $598.7 million for the comparable period in 2009. Contributing to the growth in revenue was increased data and Internet services revenue from installed sales to enterprise customers.

Data and Internet services revenue increased $35.4 million, or 16%, to $263.3 million for the six months ended June 30, 2010, from $227.9 million for the comparable period in 2009. The increase in data and Internet services revenue primarily resulted from Ethernet and IP-based product sales to enterprise customers slightly offset by disconnects.

Revenue from network services decreased $7.6 million, or 4%, to $179.5 million for the six months ended June 30, 2010 from $187.2 million for the comparable period in 2009. The decrease in network services revenue was primarily from disconnects and re-pricing of some renewed customer contracts partially offset by growth primarily in collocation and high capacity services revenue.

Voice services revenue increased $1.4 million, or 1%, to $168.0 million for the six months ended June 30, 2010 from $166.6 million for the comparable period in 2009. The increase in voice services revenue resulted primarily from growth in local product sales and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by customer disconnections. Revenue based on the minutes of service used by a customer included in voice services was 4% of our total revenue for each of the six months ended June 30, 2010 and 2009.

Operating Expenses. Operating expenses increased by $14.2 million, or 6%, to $261.2 million for the six months ended June 30, 2010, from $247.0 million for the comparable period in 2009. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, increased field related and employee costs, and an increase in certain taxes and fees partially offset by network cost efficiencies. Higher field related costs primarily resulted from maintenance, lease costs and utilities. Operating expenses represented 42% and 41% of total revenue for the six months ended June 30, 2010 and 2009, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $0.6 million, or 0.4%, to $151.9 million for the six months ended June 30, 2010, from $151.3 million for the comparable period in 2009. The increase was primarily due to higher employee costs partially offset by lower bad debt expense. Higher employee costs primarily resulted from increased headcount, increased employee benefit costs and annual merit-based salary increases. Selling, general, and administrative expenses represented 24% and 25% of total revenue for the six months ended June 30, 2010 and 2009, respectively.

tw telecom inc.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $2.2 million, or 1%, to $145.4 million for the six months ended June 30, 2010, from $147.6 million for the comparable period in 2009. The decrease was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment made during 2010 and 2009.

Interest Expense. Interest expense decreased $1.8 million, or 4%, to $40.7 million for the six months ended June 30, 2010, from $42.5 million for the comparable period in 2009. The decrease is primarily due to lower effective interest rates on our variable rate Term Loan and as a result of the debt refinancing that we completed in the first quarter of 2010 partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.

Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the six months ended June 30, 2010, which resulted from the early retirement of our 2014 Notes and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs.

Income Tax (Benefit) Expense. Income tax benefit was $225.8 million for the six months ended June 30, 2010 compared to income tax expense of $1.8 million in the comparable period in 2009. This change was primarily related to a $227.3 million non-cash income tax benefit resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 3 to the condensed consolidated financial statements). Although we do not expect to recognize significant federal income tax expense for the remainder of 2010, we expect our income tax expense to increase beginning in 2011 and may fluctuate from period to period (see Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates- Deferred Tax Accounting).

Net Income and Modified EBITDA. Net income was $237.9 million for the six months ended June 30, 2010 compared to $8.8 million for the comparable period in 2009. The increase in net income of $229.1 million resulted from a non-cash income tax benefit (see above) of $227.3 million, an increase in Modified EBITDA and a decrease in depreciation, amortization and accretion partially offset by $17.1 million in debt extinguishment costs as described above. Modified EBITDA increased $15.3 million to $228.7 million, or 36% of total revenue for the six months ended June 30, 2010, from $213.4 million, or 36% of total revenue for the comparable period in 2009. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth, network cost efficiencies partially offset by an increase in employee and field related costs. While we anticipate achieving additional cost efficiencies in our business, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial efficiencies we accomplished over the last several years. For the six months ended June 30, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income (loss) and Modified EBITDA and net cash provided by operations and Modified EBITDA.

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

tw telecom inc.

At June 30, 2010, we had approximately $1.3 billion of total debt and capital lease obligations and $486.9 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $470.8 million of cash, cash equivalents and short-term investments at December 31, 2009. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $15.7 million from December 31, 2009 primarily due to a net increase in our total debt resulting from issuance of the 2018 Notes and retirement of the 2014 Notes, accretion of the discount on our Convertible Debentures and capital expenditures partially offset by cash provided by operating activities resulting from Modified EBITDA.

Working capital, defined as current assets less current liabilities, was $381.6 million as of June 30, 2010, an increase of $84.9 million from December 31, 2009. Our working capital ratio, defined as current assets divided by current liabilities, was 2.32 as of June 30, 2010 as compared to 2.01 as of December 31, 2009. The increase in working capital is primarily a result of recognition of the value of deferred tax assets and cash provided by operating activities resulting from higher Modified EBITDA.

Cash Flow Activity

Cash and cash equivalents were $352.6 million and $391.8 million as of June 30, 2010 and 2009, respectively. In addition, we had investments of $134.3 million as of June 30, 2010, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Six months ended June 30,
	2010	2009
	(amounts in thousands)
Cash provided by operating activities	$190,139	$170,428
Cash used in investing activities	(280,833)	(127,725)
Cash used in financing activities	(2,580)	(3,078)

(Decrease) increase in cash and cash equivalents	$(93,274)	$39,625

Operations. Cash provided by operating activities was $190.1 million for the six months ended June 30, 2010 compared to $170.4 million for the same period in 2009. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and changes in working capital, primarily due to the timing of payments to vendors. The changes in components of working capital are generally subject to fluctuations based on the timing of cash transactions related to collection of receivables and payments to vendors and employees and interest payments, among other items.

Investing. Cash used in investing activities was $280.8 million for the six months ended June 30, 2010 compared to $127.7 million for the same period in 2009. The change is primarily a result of purchases of investments in 2010 and capital expenditures. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Cash used for capital expenditures in the six months ended June 30, 2010 was $165.9 million, the majority of which was used to reach new customer buildings and for longer term strategic initiatives including new product portfolio enhancements, compared to $134.7 million in the six months ended June 30, 2009. The increase from the six months ended June 29, 2009 resulted from success-based spending and spending on enhancements to our product portfolio.

Financing. Cash used in financing activities was $2.6 million for the six months ended June 30, 2010, primarily consisting of payments of $3.7 million on the Term Loan and capital lease obligations and repurchases of $3.5 million of our common stock partially offset by net proceeds of $3.7 million from issuance of the 2018 tw telecom inc.

Notes and retirement of the 2014 Notes (see further discussion below). Cash used in financing activities was $3.1 million for the six months ended June 30, 2009, primarily for payments on the Term Loan and capital lease obligations.

In March 2010, we completed a private offering of the 2018 Notes at an offering price of 99.284% of the principal amount. The net proceeds from the offering were used in March 2010 to fund extinguishment of the 2014 Notes, of which $366.5 million principal amount were purchased at a price of 103.45% in a concurrent tender offer. The remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083%. For a description of the significant terms of the 2018 Notes and the exchange offer that was completed to allow holders of the 2018 Notes to exchange their unregistered notes for registered notes with identical terms, see Note 4 to the condensed consolidated financial statements. The purpose of the 2018 Notes offering was to extend our debt maturities and reduce interest rates. As of June 30, 2010, we had outstanding the $430 million principal amount of 2018 Notes, $373.7 million principal amount of Convertible Debentures, $579.0 million under our Term Loan maturing in January 2013 and $80 million under an undrawn Revolver maturing in 2011 (“Revolver”). The interest on the Term Loan is computed based on a specified Eurodollar rate plus a spread of 1.75% to 2.0%, of which 1.75% was in effect at June 30, 2010. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 4.98% on a notional amount of $100 million, which expired on April 30, 2010. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.71% on a notional amount of $100 million. Based on the weighted average effective interest rate of 2.59% at June 30, 2010, aggregate annual interest payments on $579.0 million of borrowings outstanding under the Term Loan, including the interest rate swap in effect, would be $15.0 million. Aggregate annual interest payments on the 2018 Notes and the Convertible Debentures are $34.4 million and $8.9 million, respectively.

Our financial performance and cash, cash equivalent and short-term investments of $486.9 million allows us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests, which we met as of June 30, 2010, and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. On June 10, 2010, our Board of Directors authorized us to repurchase up to $50 million of our common stock. See Part II Item 2— “Unregistered Shares of Equity Securities and Use of Proceeds” for repurchases through June 30, 2010. Our Revolver permits a repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents and meet certain other conditions. This test under the Revolver is also more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. Additionally, we may consider merger and acquisition opportunities. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and undrawn Revolver as of June 30, 2010. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and Term Loan on a secured basis.
b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

Capital Expenditures and Requirements

Our total capital expenditures were $165.9 million for the six months ended June 30, 2010 compared to $142.6 million for the same period in 2009. We incurred capital expenditures to develop and expand our network, products and systems. The increase in capital expenditures year over year was primarily due to ongoing success-based investments, including certain large customer sales to the wireless sector as well as other sectors, and spending for new product portfolio enhancements. Since 2005, over 80% of our total annual capital expenditures were for success-based opportunities that are directly linked to new installations and capacity requirements. This type of expenditure can fluctuate as our volume of service installations increases or decreases. Success-based spending consists of short-to-medium length capital projects, in terms of the time between capital spending to revenue generation, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our networks, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands.

For 2010, we expect total capital expenditures to be approximately $300 million to $325 million (see “Capital Resources” below for discussion on anticipated funding sources). We expect the majority of the full year capital expenditures to be tied to new sales opportunities. The remainder of our expected full year capital expenditures is for new product enhancements to expand our product portfolio, which is substantially complete, strategic market expansion opportunities to further expand our network reach in our existing markets, life cycle expenditures to replace older network components and enhancements to our IT systems to increase efficiencies in our sales, field and back office operations. We expect that the amount that we must spend to replace older network components, especially electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to economic conditions.

tw telecom inc.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of June 30, 2010, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $352.6 million in cash and cash equivalents, $134.3 million in short-term investments and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products, an acceleration of customer disconnects or other adverse factors, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future.

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

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements, and the holders of the 2018 Notes may require repayment if a change of control and a ratings decline occurs as defined in the indenture for the 2018 Notes. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults also may constitute an event of default under the indenture for the 2018 Notes. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of June 30, 2010, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and tw telecom inc.

operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries, or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all, especially in the current credit environment where traditional sources of financing may not be as readily available to us as in the past or may involve increased costs. Other risks, such as a rating downgrade on our debt, could further impact our potential access to financing sources.

Our revenue and costs are partially dependent upon factors that are outside our control, such as general economic conditions, regulatory changes, adverse changes in customers’ financial condition, changes in technology and increased competition. Due to the uncertainty of these and other factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and these variations would likely affect the level of our future capital expenditures and expansion plans.

As of June 30, 2010, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, U.S. Treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits and custodial accounts, decisions of the investment managers of the money market funds and defaults in securities underlying the funds. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. Since the beginning of the current financial downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and investments and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of approximately $486.9 million at June 30, 2010, a one percent increase in the interest rate would change our annual interest earned by $4.9 million. At June 30, 2010, investments included in cash, cash equivalents and short-term investments were comprised of U.S. Treasury money market funds, U.S. Treasury securities and corporate debt securities guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Since the beginning of the current economic downturn, we have prioritized safety over investment return in choosing the investment vehicles for cash and cash equivalents and short-term investments, and diversified these investments to the extent practical to minimize our exposure to any one mutual fund or financial institution. We may change the nature of our cash, cash equivalents and investments as market conditions change.

We have fixed and variable rate debt. Our exposure to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. On April 30, 2008, we entered into a two-year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of April 30, 2010, of tw telecom inc.

4.98% on a notional amount of $100 million. This interest rate swap expired on April 30, 2010. On November 5, 2008, we entered into a three-year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of June 30, 2010, of 4.71% on a notional amount of $100 million. Variable rate debt instruments represented approximately 35% and 28% of our total debt at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, based on the $579.0 million outstanding balance on the Term Loan and the interest rate swap in effect as of June 30, 2010, a one percent change in the applicable rate would change the annual amount of interest we pay by $4.8 million.

At June 30, 2010, the fair values of our Term Loan, 2018 Notes and our Convertible Debentures were approximately $556.5 million, $438.1 million and $404.1 million, respectively, as compared to carrying values at June 30, 2010 of approximately $579.0 million, $427.0 million and $317.8 million, respectively. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4.	Controls and Procedures

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

tw telecom inc.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:

Recently enacted health care reform legislation may increase our costs.

Congress has recently enacted sweeping health care reform legislation that will be implemented on a staggered basis over the next eight years. Health care reform as mandated and implemented under the legislation and any future federal or state mandated health care reform may increase the costs of our employer-sponsored medical plans in the longer term and if any cost increase is material, could adversely effect our financial position and result of operations. Currently, we are assessing the impact that health care reform could have on our employer-sponsored medical plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of equity securities reportable during the three months ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1—April 30, 2010	—		—	—	—
May 1—May 31, 2010	78	(1)	$17.14	—	—
June 1—June 30, 2010	201,809		17.46	201,809	$46,477,032

Total	201,887			201,809

(1)	Consists of restricted stock delivered back to us by certain employees to satisfy minimum tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we give certain employees the opportunity to tender back to us the number of shares from the award sufficient to satisfy their minimum tax withholding obligation, which we pay on behalf of the employee.
(2)	On June 10, 2010, our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time using a variety of methods including open market purchases, block trades and privately negotiated transactions. The authorization has no expiration date, and may be suspended or discontinued at any time. As of June 30, 2010, approximately $46.5 million remained available under the authorization.

Item 5.	Other Information

Effective August 6, 2010, our Employment Agreements and Change of Control Employment Agreements with John Blount, Chief Operating Officer, Mark Peters, Executive Vice President and Chief Financial Officer,

tw telecom inc.

Paul Jones, Executive Vice President, General Counsel and Regulatory Policy and Jill Stuart, Senior Vice President and Chief Accounting Officer, were amended to provide for two year automatic renewals, rather than one year as originally provided, if neither we nor the executive provides notice of termination at least 60 days prior to the expiration of the initial term of the agreements or a renewal term. The initial terms of the Employment Agreements and Change of Control Employment Agreements with Mr. Blount expire on October 29, 2010 and those with Messrs. Peters and Jones expire on September 28, 2011. Ms. Stuart’s agreements both automatically renewed for a one year period on March 28, 2010.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: August 9, 2010	By:	/s/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –	Credit Agreement dated October 6, 2006 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from time to time party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

4.3 –	Commitment Reduction Agreement dated as of January 14, 2009 among tw telecom inc., tw telecom holdings inc., the Revolving Lenders and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.4 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009)*

4.6 –	Registration Rights Agreement dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 8% Senior Notes due 2018 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.7 –	Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.8 –	First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.1 –	Amendment Number 1 dated August 6, 2010 to Amended and Restated Employment Agreement between tw telecom holdings inc. and John Blount

10.2 –	Amendment Number 2 dated August 6, 2010 to Amended and Restated Change of Control Employment Agreement between tw telecom inc. and John Blount

Exhibit Number	Description of Exhibit

10.3 –	Amendment Number 1 dated August 6, 2010 to Amended and Restated Employment Agreement between tw telecom holdings inc. and Mark Peters

10.4 –	Amendment Number 2 dated August 6, 2010 to Amended and Restated Change of Control Employment Agreement between tw telecom inc. and Mark Peters

10.5 –	Amendment Number 1 dated August 6, 2010 to Amended and Restated Employment Agreement between tw telecom holdings inc. and Paul Jones

10.6 –	Amendment Number 2 dated August 6, 2010 to Amended and Restated Change of Control Employment Agreement between tw telecom inc. and Paul Jones

10.7 –	Amendment Number 1 dated August 6, 2010 to Amended and Restated Employment Agreement between tw telecom holdings inc. and Jill Stuart

10.8 –	Amendment Number 1 dated August 6, 2010 to Amended and Restated Change of Control Employment Agreement between tw telecom inc. and Jill Stuart

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document**

101.SCH –	XBRL Taxonomy Extension Schema Document**

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.