Form 10-Q
period 2010-09-30
tw telecom inc.
filed 2010-11-08
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of tw telecom inc.’s common stock as of October 31, 2010 was 151,303,343 shares.

Part I. Financial Information

Item 1. Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$405,516	$445,907
Investments	101,942	24,865
Receivables, less allowances of $8,703 and $9,449, respectively	80,076	78,016
Prepaid expenses and other current assets	21,348	13,546
Deferred income taxes	88,911	29,574

Total current assets	697,793	591,908

Long-term investments	—	2,990

Property, plant and equipment	3,690,547	3,481,287
Less accumulated depreciation	(2,346,622)	(2,186,915)

	1,343,925	1,294,372

Deferred income taxes	196,161	29,176
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	26,388	32,220
Other assets, net of accumulated amortization	14,289	10,840

Total assets	$2,691,250	$2,374,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,988	$51,088
Deferred revenue	36,889	34,005
Accrued taxes, franchise and other fees	67,801	68,669
Accrued interest	7,447	16,219
Accrued payroll and benefits	48,464	42,589
Accrued carrier costs	31,979	35,890
Current portion of debt and capital lease obligations	7,119	7,569
Other current liabilities	42,441	39,120

Total current liabilities	310,128	295,149

Long-term debt and capital lease obligations, net	1,335,477	1,300,370
Long-term deferred revenue	15,374	15,988
Other long-term liabilities	31,271	30,653

Commitments and contingencies (note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 151,955 and 150,123 shares issued, respectively	1,520	1,501
Additional paid-in capital	1,815,572	1,792,761
Treasury stock, 665 and no shares, at cost, respectively	(11,705)	—
Accumulated deficit	(804,044)	(1,057,984)
Accumulated other comprehensive loss	(2,343)	(4,238)

Total stockholders’ equity	999,000	732,040

Total liabilities and stockholders’ equity	$2,691,250	$2,374,200

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$138,838	$119,977	$402,111	$347,848
Network services	90,151	93,233	269,699	280,396
Voice services	82,944	83,799	250,979	250,414
Intercarrier compensation	8,361	7,757	25,565	24,798

Total revenue	320,294	304,766	948,354	903,456

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	133,237	127,155	394,411	374,105
Selling, general and administrative	78,452	74,611	230,364	225,935
Depreciation, amortization, and accretion	71,612	74,280	217,030	221,877

Total costs and expenses	283,301	276,046	841,805	821,917

Operating income	36,993	28,720	106,549	81,539

Interest expense	(19,634)	(20,732)	(60,324)	(63,217)
Debt extinguishment costs	—	—	(17,070)	—
Interest income	209	116	438	327
Other income	825	—	825	—

Income before income taxes	18,393	8,104	30,418	18,649
Income tax (benefit) expense	2,314	406	(223,522)	2,159

Net income	$16,079	$7,698	$253,940	$16,490

Earnings per share:
Basic	$0.11	$0.05	$1.68	$0.11

Diluted	$0.10	$0.05	$1.58	$0.11

Weighted average shares outstanding:
Basic	149,374	148,082	149,456	147,969

Diluted	151,698	149,952	171,741	149,401

(a) Includes non-cash stock-based employee compensation expense (note 1):
Operating	$825	$961	$2,332	$2,464

Selling, general and administrative	$6,102	$5,465	$18,301	$16,911

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(amounts in thousands)
Cash flows from operating activities:
Net income	$253,940	$16,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	217,030	221,877
Deferred income taxes	(225,650)	—
Stock-based compensation	20,632	19,375
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	32,121	15,044
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(8,469)	5,785
Accounts payable, deferred revenue, and other liabilities	5,968	(368)

Net cash provided by operating activities	295,572	278,203

Cash flows from investing activities:
Capital expenditures	(243,726)	(194,650)
Purchases of investments	(167,861)	—
Proceeds from sale of investments	93,449	—
Other investing activities, net	(6,514)	914

Net cash used in investing activities	(324,652)	(193,736)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	2,198	1,390
Purchases of treasury stock	(11,705)	—
Retirement of debt obligations	(413,683)	—
Net proceeds from issuance of debt	417,425	—
Payment of debt and capital lease obligations	(5,546)	(5,702)

Net cash used in financing activities	(11,311)	(4,312)

(Decrease) increase in cash and cash equivalents	(40,391)	80,155

Cash and cash equivalents at beginning of period	445,907	352,176

Cash and cash equivalents at end of period	$405,516	$432,331

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,398	$58,667

Cash paid for debt extinguishment costs	$13,677	$—

Cash paid for income taxes	$3,952	$2,826

Addition of capital lease obligation	$—	$7,893

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010

(Unaudited)

					Additional paid-in capital		Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Common Stock		Treasury Stock			Accumulated deficit
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2009	150,123	$1,501	—	$—	$1,792,761	$(1,057,984)	$(4,238)	$732,040
Net income	—	—	—	—	—	253,940	—	253,940
Unrealized gain on cash flow hedging activities, net of tax of $444	—	—	—	—	—	—	1,825	1,825
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	70	70

Total comprehensive income	—	—	—	—	—	—	—	255,835
Purchases of treasury stock	—	—	(665)	(11,705)	—	—	—	(11,705)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	640	7	—	—	2,191	—	—	2,198
Stock-based compensation	1,192	12	—	—	20,620	—	—	20,632

Balance at September 30, 2010	151,955	$1,520	(665)	$(11,705)	$1,815,572	$(804,044)	$(2,343)	$999,000

See accompanying notes.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

tw telecom inc. (the “Company”) is a leading national provider of managed network services, specializing in Ethernet and data networking, Internet access, local and long distance voice, virtual private network (“VPN”), voice over Internet protocol (“VoIP”) and network security services to enterprise organizations and communications services companies throughout the United States and, for Internet protocol (“IP”) VPN services, to their global locations.

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

Cash Equivalents and Investments

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. The appropriate classification of securities is determined at the time of purchase and is reevaluated as of each period end. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. See Note 2 for further information.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue

The Company’s revenue is derived primarily from business communications services. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide area Ethernet, and virtual private network solutions. Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage, using state-of-the-art fiber optics. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services and VoIP. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission (“FCC”) and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities. The Company’s customers are principally enterprise organizations from a wide variety of business segments including, among others, the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities as well as communications service providers, incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies and Internet service providers (“ISPs”).

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

The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amount classified as revenue associated with such taxes and fees was approximately $12.8 million and $10.8 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $38.2 million and $29.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major communications services providers. The Company’s top ten customers accounted for an aggregate of 20% and 21% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively. No individual customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2010 or 2009.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Common Share and Potential Common Share

Basic earnings per common share (“EPS”) is measured as the income or loss allocated to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted to shares at the beginning of the period presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(amounts in thousands, except per share amounts)
Numerator
Net income	$16,079	$7,698	$253,940	$16,490
Allocation of net income to unvested restricted stock awards	(217)	(64)	(3,290)	(126)

Net income allocated to common stockholders, basic	15,862	7,634	250,650	16,364

Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	—	—	20,893	—

Net income allocated to common stockholders, diluted	$15,862	$7,634	$271,543	$16,364

Denominator
Basic weighted average shares outstanding	149,374	148,082	149,456	147,969

Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	—	—	20,050	—
Stock options	1,727	908	1,727	745
Unvested restricted stock	597	962	508	687

Diluted weighted average shares outstanding	151,698	149,952	171,741	149,401

Basic earnings per share	$0.11	$0.05	$1.68	$0.11

Diluted earnings per share	$0.10	$0.05	$1.58	$0.11

Options to purchase shares of the Company’s common stock, restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding if their inclusion would be anti-dilutive, totaled 28.2 million shares and 30.0 million shares for the three months ended September 30, 2010 and 2009, respectively, and 8.9 million shares and 31.9 million shares for the nine months ended September 30, 2010 and 2009, respectively.

Stock-Based Compensation

The Company recognizes the cost of share-based payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of options was estimated at the date of grant tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the nine months ended September 30, 2010 and 2009, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period. The weighted-average fair value of options granted was $7.60 and $3.55 for the nine months ended September 30, 2010 and 2009, respectively, with the following weighted-average assumptions:

	Nine months ended September 30,
	2010	2009
Expected volatility	53%	56%
Risk-free interest rate	2.5%	1.7%
Dividend yield	0%	0%
Expected term	5.2 years	4 years

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

As of September 30, 2010, there was $15.5 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years, and $33.8 million of total unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.

2. Investments

At September 30, 2010, cash and cash equivalents included investments of $398.1 million which were comprised of U.S. Treasury money market funds, corporate debt securities and certificates of deposit, and the carrying values approximated fair value. At December 31, 2009, investments of $445.3 million included in cash and cash equivalents were comprised of U.S. Treasury money market funds and debt securities issued by the U.S. Treasury, and the carrying values approximated fair value.

During the three months ended March 31, 2010, the Company’s investments were transferred from the held-to-maturity classification to the available-for-sale classification as a result of management’s decision to make the investments available to be sold prior to their maturity dates to purchase investments with a higher yield. At the date of transfer, the net carrying amount was $71.5 million and the Company recognized an immaterial amount of unrealized gain. At September 30, 2010, investments were comprised of debt securities issued by the U.S. Treasury and other U.S. government agencies and corporate debt securities.

Unrealized gains and losses on available-for-sale securities are excluded from net income and presented as a component of accumulated other comprehensive income or loss. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. Proceeds from the sale and maturity of available-for-sale securities during the three and nine months ended September 30, 2010 were $70.1 million and $93.4 million, respectively. The Company recognized no material unrealized or realized net gains or losses during the three or nine months ended September 30, 2010.

The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from their aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At December 31, 2009, long- term investments of $3.0 million were comprised of the estimated fair value of commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity date. During the three months ended September 30, 2010, the Company received $3.8 million in proceeds from liquidation of these securities, resulting in an $0.8 million realized gain (see Note 6).

3. Income Taxes

Prior to 2008, the Company had a history of losses and, as a result, has historically recognized a valuation allowance for net deferred tax assets. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During the three months ended June 30, 2010, the Company determined that it is more likely than not that the vast majority of its deferred tax assets, including net operating losses (“NOLs”), will be realized, and as a result reversed $227.3 million of the valuation allowance. In making this determination, the Company analyzed, among other things, its recent history of earnings, forecasts of future earnings and its cumulative earnings for the last 12 quarters. The reversal of the valuation allowance resulted in an income tax benefit of $227.3 million, or $1.50 per basic share and $1.43 per diluted share for the nine months ended September 30, 2010, and an increase in the current and non-current deferred tax assets on the condensed consolidated balance sheet as of September 30, 2010. The Company also expects to release additional amounts of valuation allowance through income tax (benefit) expense in the fourth quarter of 2010 pursuant to relevant accounting guidance, which requires the reversal of the valuation allowance throughout the year as current year income is earned. As a result, the Company expects that its effective tax rate in the fourth quarter of 2010 will not be significant.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(amounts in thousands)
Term Loan B, due 2013	$577,500	$582,000
9 1/4% Senior Notes, due 2014	—	400,000
8% Senior Notes, due 2018	430,000	—
2 3/8 Convertible Senior Debentures, due 2026	373,744	373,750
Capital lease obligations	15,617	16,768

Total obligations	1,396,861	1,372,518

Unamortized premium	—	229
Unamortized discounts	(54,265)	(64,808)
Current portion	(7,119)	(7,569)

Total long-term debt and capital lease obligations	$1,335,477	$1,300,370

As of September 30, 2010, the Company and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

Debt Offering and Concurrent Debt Tender Offer

In March 2010, Holdings completed a private offering of $430 million aggregate principal amount of 8% Senior Notes due 2018 (the “2018 Notes”) at an offering price of 99.284% of the principal amount (see further discussion below). The net proceeds from the offering were used in March 2010 to fund Holdings’ extinguishment of its $400 million principal amount of 9 1/4 % Senior Notes due February 2014 (the “2014 Notes”), of which $366.5 million principal amount were purchased at a price of 103.45% of the principal amount in a concurrent tender offer. Notes representing the remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083% of the principal amount. During the three months ended March 31, 2010, the Company recognized debt extinguishment costs of $17.1 million, comprised of $13.7 million for premiums associated with the tender offer and redemption and $3.6 million for write off of deferred debt issuance costs net of a gain of $0.2 million for write off of issuance premium related to the 2014 Notes.

The 2018 Notes are unsecured obligations of Holdings and are guaranteed by the Company and most of Holdings’ subsidiaries. Interest is payable semi-annually on September 1 and March 1, commencing on September 1, 2010. The 2018 Notes are redeemable in whole or in part, at Holdings’ option at any time on or after March 1, 2014, 2015 and 2016 at redemption prices of 104%, 102% and 100%, respectively. In addition, prior to March 1, 2013, at Holdings’ option, Holdings may redeem up to 35% of the aggregate principal amount of the 2018 Notes with the net proceeds from one or more equity offerings by the Company at a redemption price of 108% of their principal amount, plus accrued and unpaid interest, if any. Offering costs of $9.5 million related to the 2018 Notes were deferred and are being amortized to interest expense over the term of the 2018 Notes. As required by a Registration Rights Agreement with the initial purchasers of the 2018 Notes, Holdings filed an exchange offer registration statement in June 2010, and in July 2010 conducted an exchange offer to enable the tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

holders of the 2018 Notes to exchange the unregistered 2018 Notes for notes registered under the Securities Act of 1933, as amended, with substantially identical terms. Pursuant to the exchange offer, $430 million in principal amount of unregistered 2018 Notes were exchanged for $430 million in principal amount of registered 2018 Notes. The exchange offer for the 2018 Notes did not have a material impact on the Company’s financial position or results of operations.

5. Derivative Instruments

Holdings’ variable rate Term Loan B due 2013 (the “Term Loan”) exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively convert a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated the interest rate swap agreements as cash flow hedges.

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. The Company performs a quarterly assessment to determine whether each derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument. During the three and nine months ended September 30, 2010 and 2009, the Company did not recognize any gain or loss in earnings for hedge ineffectiveness.

The following table reflects the terms of Holdings’ interest rate swap agreement in effect at September 30, 2010:

Term		Notional amount	Fixed rate	Total rate, including spread
Beginning	End
November 28, 2008	November 28, 2011	$100 million	2.96%	4.71%

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	September 30, 2010	December 31, 2009
		(amounts in thousands)
Interest rate swap agreements	Other current liabilities	$—	$988
Interest rate swap agreements	Other long-term liabilities	3,084	3,250

Total fair value of derivatives designated as cash flow hedges		$3,084	$4,238

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 were $3.1 million and $4.2 million, respectively. Based on tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the fair value of $3.1 million at September 30, 2010, the Company expects to recognize in interest expense approximately $2.7 million of net losses on interest rate swap agreements during the next 12 months upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense are dependent on the interest rates in effect when settlements on the interest rate swap agreements occur each month. The variable rate, including the applicable spread, in effect at September 30, 2010 for the Term Loan, excluding the impact of the interest rate swap agreements, was 2.0%. The effect of the interest rate swaps on the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Gain/(loss) recognized in other comprehensive income/(loss) (effective portion)	$(458)	$(1,378)	$(1,873)	$(2,249)

Gain/(loss) reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(677)	$(1,434)	$(3,027)	$(4,106)

Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings, and are included as a component of other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets that are measured at fair value include the Company’s investment in commercial paper purchased in 2007 with exposure to sub-prime mortgages that is past its maturity date included in long-term investments in the condensed consolidated balance sheets. The carrying value of the investments as of December 31, 2009 of $3.0 million was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders. The valuation considered a combination of (i) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (ii) individual valuation estimates of the instruments underlying the commercial paper using multiple indicators of value; and (iii) the probabilities of repayment of the underlying instruments under various liquidation scenarios including inputs such as recoveries, estimated losses and default percentages. During the three months ended September 30, 2010, the Company received proceeds of $3.8 million upon liquidation of these securities (see table of changes in Level 3 assets below).

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$371,763	$—	$—	$371,763
Corporate debt securities	18,496	—	—	18,496
Certificates of deposit	7,801	—	—	7,801

Investments included in cash and cash equivalents	$398,060	$—	$—	$398,060

Debt securities issued by the U.S. Treasury	$30,808	—	—	$30,808
Corporate debt securities	50,015	—	—	50,015
Debt securities issued by U.S. Government Agencies	21,119	—	—	21,119

Short-term investments	$101,942	$—	$—	$101,942

Total assets	$500,002	$—	$—	$500,002

Liabilities
Interest rate swap agreements	$—	$3,084	$—	$3,084

Total liabilities	$—	$3,084	$—	$3,084

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in the Company’s assets previously measured at fair value using significant unobservable inputs (Level 3) as defined by relevant accounting guidance:

Long-term investments
(amounts in thousands)
Balance at December 31, 2009	$2,990
Cash received on settlements	(3,815)
Realized gain included in other income	825

Balance at September 30, 2010	$—

While the Company’s long term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long term debt based on indicative pricing published by certain investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. The following table summarizes the carrying amounts and estimated fair values of the Company’s long term debt, including the current portion.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B	$577,500	$568,838	$582,000	$556,718
9 1/4% Senior Notes, including premium	—	—	400,229	411,000
8% Senior Notes, net of discount	427,130	449,888	—	—
2 3/8% Convertible Senior Debentures, net of discount	322,349	435,412	308,942	412,059

Total debt	$1,326,979	$1,454,138	$1,291,171	$1,379,777

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

8. Supplemental Guarantor Information

In March 2010, Holdings (“Issuer”) issued its 2018 Notes with a principal amount of $430 million. The 2018 Notes are unsecured obligations of the Issuer and are guaranteed by the Company (“Parent Guarantor”) and most of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2018 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,541	$380,975	$—	$—	$405,516
Investments	—	101,942	—	—	101,942
Receivables, net	—	—	80,076	—	80,076
Prepaid expenses and other current assets	—	14,444	6,904	—	21,348
Deferred income taxes	—	88,856	55	—	88,911

Total current assets	24,541	586,217	87,035	—	697,793

Property, plant and equipment, net	—	42,242	1,301,683	—	1,343,925

Deferred income taxes	—	195,636	525	—	196,161
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	2,745	11,509	26,423	—	40,677

Total assets	$27,286	$835,604	$1,828,360	$—	$2,691,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$9,471	$58,517	$—	$67,988
Other current liabilities	4,438	58,103	179,599	—	242,140
Intercompany payable (receivable)	(1,899,077)	(556,368)	2,455,445	—	—

Total current liabilities	(1,894,639)	(488,794)	2,693,561	—	310,128

Losses in subsidiary in excess of investment	600,576	1,071,998	—	(1,672,574)	—
Long-term debt and capital lease obligations	322,349	998,631	14,497	—	1,335,477
Long-term deferred revenue	—	—	15,374	—	15,374
Other long-term liabilities	—	7,360	23,911	—	31,271

Stockholders’ equity (deficit)	999,000	(753,591)	(918,983)	1,672,574	999,000

Total liabilities and stockholders’ equity (deficit)	$27,286	$835,604	$1,828,360	$—	$2,691,250

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$320,294	$—	$320,294

Costs and expenses:
Operating, selling, general and administrative	—	46,428	165,261	—	211,689
Depreciation, amortization and accretion	—	5,178	66,434	—	71,612
Corporate expense allocation	—	(51,606)	51,606	—	—

Total costs and expenses	—	—	283,301	—	283,301

Operating income	—	—	36,993	—	36,993

Interest expense, net	(7,059)	(9,689)	(2,677)	—	(19,425)
Other income	—	825	—	—	825
Interest expense and other income allocation	7,059	8,864	(15,923)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	18,393	—	18,393
Income tax (benefit) expense	—	1,846	468	—	2,314

Net income before equity in undistributed earnings of subsidiaries	—	(1,846)	17,925	—	16,079

Equity in undistributed earnings of subsidiaries	16,079	17,925	—	(34,004)	—

Net income	$16,079	$16,079	$17,925	$(34,004)	$16,079

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$304,766	$—	$304,766

Costs and expenses:
Operating, selling, general and administrative	—	43,535	158,231	—	201,766
Depreciation, amortization and accretion	—	3,964	70,316	—	74,280
Corporate expense allocation	—	(47,499)	47,499	—	—

Total costs and expenses	—	—	276,046	—	276,046

Operating income	—	—	28,720	—	28,720

Interest expense, net	(6,689)	(10,325)	(3,602)	—	(20,616)
Interest expense allocation	6,689	10,325	(17,014)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	8,104	—	8,104
Income tax expense	—	—	406	—	406

Net income before equity in undistributed earnings of subsidiaries	—	—	7,698	—	7,698

Equity in undistributed earnings of subsidiaries	7,698	7,698	—	(15,396)	—

Net income	$7,698	$7,698	$7,698	$(15,396)	$7,698

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$948,354	$—	$948,354

Costs and expenses:
Operating, selling, general and administrative	—	137,614	487,161	—	624,775
Depreciation, amortization and accretion	—	14,266	202,764	—	217,030
Corporate expense allocation	—	(151,880)	151,880	—	—

Total costs and expenses	—	—	841,805	—	841,805

Operating income	—	—	106,549	—	106,549

Interest expense, net	(20,892)	(28,952)	(10,042)	—	(59,886)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Other income	—	825	—		825
Interest expense and other income allocation	20,892	45,197	(66,089)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	30,418	—	30,418
Income tax benefit	—	(220,797)	(2,725)	—	(223,522)

Net income before equity in undistributed earnings of subsidiaries	—	220,797	33,143	—	253,940

Equity in undistributed earnings of subsidiaries	253,940	33,143	—	(287,083)	—

Net income	$253,940	$253,940	$33,143	$(287,083)	$253,940

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$903,456	$—	$903,456

Costs and expenses:
Operating, selling, general and administrative	—	130,309	469,731	—	600,040
Depreciation, amortization and accretion	—	12,386	209,491	—	221,877
Corporate expense allocation	—	(142,695)	142,695	—	—

Total costs and expenses	—	—	821,917	—	821,917

Operating income	—	—	81,539	—	81,539

Interest expense, net	(19,800)	(34,494)	(8,596)	—	(62,890)
Interest expense allocation	19,800	34,494	(54,294)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	18,649	—	18,649
Income tax expense	—	—	2,159	—	2,159

Net income before equity in undistributed earnings of subsidiaries	—	—	16,490	—	16,490

Equity in undistributed earnings of subsidiaries	16,490	16,490	—	(32,980)	—

Net income	$16,490	$16,490	$16,490	$(32,980)	$16,490

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$253,940	$253,940	$33,143	$(287,083)	$253,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	14,266	202,764	—	217,030
Deferred income taxes	—	(225,070)	(580)		(225,650)
Intercompany change	(2,250)	28,533	(313,366)	287,083	—
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	14,237	17,884	—	—	32,121
Stock based compensation	—	—	20,632	—	20,632
Changes in operating assets and liabilities	(256,413)	(36,748)	290,660	—	(2,501)

Net cash provided by operating activities	9,514	52,805	233,253	—	295,572

Cash flows from investing activities:
Capital expenditures	—	(17,848)	(225,878)	—	(243,726)
Purchases of investments	—	(167,861)	—	—	(167,861)
Proceeds from sale of investments	—	93,449	—	—	93,449

Other investing activities	—	538	(7,052)	—	(6,514)

Net cash used in investing activities	—	(91,722)	(232,930)	—	(324,652)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	2,198	—	—	—	2,198
Purchases of treasury stock	(11,705)	—	—	—	(11,705)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	417,425	—	—	417,425
Payment of debt and capital lease obligations	—	(5,223)	(323)	—	(5,546)

Net cash used in (provided by) financing activities	(9,513)	(1,475)	(323)	—	(11,311)

Increase in cash and cash equivalents	1	(40,392)	—	—	(40,391)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,541	$380,975	$—	$—	$405,516

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this report. In addition, actual results may differ from our expectations due to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of NOLs under Section 382 of the Internal Revenue Code, increases in the price we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Through our subsidiaries, we operate in 75 U.S. metropolitan markets. As of September 30, 2010, our fiber networks spanned approximately 27,800 route miles connecting to approximately 11,300 buildings served directly by our metropolitan fiber facilities (on-net) excluding inactive buildings and LEC local servicing offices connected with our fiber. We continue to expand our footprint within our existing markets by connecting our network into additional buildings. We have continued to expand our IP backbone data networking capability between our markets supporting end-to-end Ethernet and VPN connections for customers and make enhancements to our suite of services, and also have selectively interconnected existing service areas within regional clusters with fiber optic facilities that we own or lease. We are extending our capabilities to reach our customers’ locations outside of our markets and to enhance data connectivity between our markets through the use of other carriers’ facilities.

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

Enterprise Customer Revenue

Revenue from enterprise customers has increased for the past 33 consecutive quarters through September 30, 2010, primarily through sales of our data and Internet services such as Ethernet and IP based services. Revenue from our enterprise customers represented 75% of our total revenue for the past six consecutive quarters. We expect our revenue growth to come primarily from our enterprise customer base. Our national footprint and new and enhanced product capabilities have provided us with opportunities to serve customers with multi-point, multi-city locations. While enterprise revenue continues to grow, the rate of year over year revenue growth declined over the past three years primarily due to revenue churn that we believe was elevated due to the economic environment (see “Revenue and Customer Churn” below) and declines in pricing of some services in connection with contract renewals.

Carrier Customer Revenue

Carrier revenue as a percentage of total revenue has been 22% for the past six consecutive quarters primarily due to pricing declines in connection with carrier customer contract renewals, disconnections resulting from industry consolidations, customer cost cutting measures and competition, among other factors, somewhat offset with new installed sales to carrier customers, including, more recently, installed sales to wireless providers. We cannot assure that future new installed sales will continue to offset the revenue declines from carrier re-pricing and disconnections.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for the past ten consecutive quarters, and may decline as a percentage of total revenue due to growth in revenue from enterprise customers and federal and state mandated rate reductions. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity. We believe intercarrier compensation revenue will continue to decline as a result of expected further federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation.

Revenue and Customer Churn

Revenue churn, defined as the lost recurring monthly billing for the quarter from a customer’s partial or complete disconnection of services (excluding re-pricing impacts and usage) compared to reported revenue for the quarter, was 1.1% and 1.0% of monthly revenue for the three and nine months ended September 30, 2010, respectively, and has declined from 1.3% and 1.2% of monthly revenue in the full year 2009 and 2008, respectively. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.3% for the three months ended September 30, 2010 and has remained relatively flat for the past two years. Customer and service disconnections occur as part of the normal course of business and are primarily associated with industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions, customer financial difficulties and price competition from other providers. We also believe that the economic downturn contributed to an increase in disconnections beginning in late 2007. While we experienced an improvement in revenue churn in the three and nine months ended September 30, 2010 compared to the full years 2009 and 2008, we cannot yet determine whether these favorable churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections.

Average monthly customer churn, defined as the average monthly customer turnover for the quarter compared to the average monthly customer count for the quarter, was 1.0% for the three months ended September 30, 2010 compared to 1.3% and 1.4% for the years ended December 31, 2009 and 2008, respectively. The majority of this customer churn came from our smaller customers, which we expect to continue.

Pricing

Our revenue continues to be impacted by competitive pricing pressure from other telecommunications service providers that have reduced their prices on various services, including inter-city point-to-point services, carrier to carrier dedicated services, high capacity Internet access, long distance service and integrated service bundles. The pricing pressure is particularly significant with respect to very large customers and, in the case of integrated service bundles, with respect to smaller bandwidth customers with single-site needs. In addition, pricing is impacted by customers’ heightened cost cutting initiatives. Revenue has also been impacted by pricing declines to current levels for existing customers with expiring terms that renewed services. We expect this pricing pressure may continue.

Pricing of Special Access Services

We provide special access services to customers over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our networks. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. If the prices we must pay for special access services increase materially, our margins could be adversely affected.

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

We have entered into a two year wholesale service agreement through May 31, 2012 with a large ILEC under which that ILEC supplies us with tariffed special access and other services for end user access and transport with certain service level commitments. Under that agreement, we agreed to maintain certain volume levels in order to receive specified discounts and other terms and conditions and are subject to certain penalties for early termination of the services and failure to purchase sufficient services to meet the commitment. This agreement replaced a prior agreement for these services that expired in May 2010. Due to the expiration of certain regulatory conditions to the ILEC’s prior consolidation that impacted tariffed pricing, this new agreement results in higher prices for some special access services over those provided for under the expiring agreement. This increased cost has not been material to our consolidated financial statements.

In addition, the FCC has granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by the ILECs as special access with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer price regulated. We continue to pursue commercial arrangements with the ILECs for these services on acceptable terms and conditions.

Other Financial Trends

We have historically experienced and expect to continue to experience fluctuations in our revenue, margins, and cash flows in the normal course of business from customer and service disconnections, the timing of sales and installations, disputes and dispute resolutions, fluctuations in usage and pricing declines upon contract renewals. However, we cannot predict the total impact on revenue, margins, and cash flows from these items.

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

We have undertaken several initiatives to increase revenue growth, margins and cash flows, including expansion of our sales staff and training and retention initiatives, revenue assurance and cost reduction measures such as network grooming and cost optimization intended to reduce as a percentage of revenue the overall access costs paid to carriers, enhancing back office support systems to improve operating efficiencies and network investment initiatives to reduce the cost of equipment and increase overall capital efficiency. We have expanded our capital spending as a result of sales to wireless providers, new product portfolio enhancements, and certain strategic targeted investments that expand our reach to new customer locations. We cannot predict the exact timing of revenue recognition of these sales and whether these investments and initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.

Due to the quality of our customer base, successful collection efforts aided by system enhancements, internal controls, bad debt recoveries, and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue for the nine months ended September 30, 2010 comparable to the years ended December 31, 2009 and 2008. We cannot assure we will be able to maintain bad debt expense at this low level over the long term.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2009, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Below is a description of a material change to those critical accounting policies and estimates previously disclosed.

Deferred Tax Accounting

Previously we have had a history of NOLs for tax purposes. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. During the three months ended June 30, 2010, we determined that it is more likely than not that the vast majority of our deferred tax assets, including NOLs, will be realized, and as a result reversed $227.3 million of the valuation allowance. In making this determination, we analyzed, among other things, our recent history of earnings, forecasts of future earnings and cumulative earnings for the last 12 quarters. The reversal of the valuation allowance recorded in the three months ended June 30, 2010 resulted in an income tax benefit of $227.3 million, or $1.50 per basic share and $1.43 per diluted share for the nine months ended September 30, 2010, and an increase in the current and non-current deferred tax assets on the condensed consolidated balance sheet as of September 30, 2010. We also expect to release additional amounts of valuation allowance through income tax (benefit) expense in the fourth quarter of 2010 pursuant to relevant accounting guidance, which requires the reversal of the valuation allowance throughout the year as current year income is earned. As a result, we expect that the effective tax rate in the fourth quarter of 2010 will not be significant. We expect our 2011 effective tax rate to be above the statutory rate and therefore may exceed 40%. Beginning in the first quarter of 2011, we anticipate that net income and earnings per share will be impacted by greater income tax expense, which may fluctuate from period to period.

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

Our NOL carryforwards, if not utilized to reduce taxable income in future periods, generally expire in various amounts beginning in 2019 and ending in 2026. We utilized NOLs to offset income tax obligations in each of the years ended December 31, 2008 and 2007. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, we adopted a stockholder rights plan in January 2009 that was approved by our stockholders in June 2009. Although the purpose of the stockholder rights plan is to deter stockholders from acquiring shares that would trigger an ownership change under Section 382, the stockholder rights plan does not prevent an ownership change from occurring. An ownership change could result from a stockholder selling a large block of shares, which the stockholder rights plan does not prevent or deter.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$138,838	43%	$119,977	39%	$402,111	42%	$347,848	38%
Network services	90,151	28	93,233	31	269,699	28	280,396	31
Voice services	82,944	26	83,799	27	250,979	27	250,414	28
Intercarrier compensation	8,361	3	7,757	3	25,565	3	24,798	3

Total revenue	320,294	100	304,766	100	948,354	100	903,456	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	133,237	42	127,155	42	394,411	42	374,105	41
Selling, general, and administrative (1)	78,452	24	74,611	24	230,364	24	225,935	25
Depreciation, amortization, and accretion	71,612	22	74,280	24	217,030	23	221,877	25

Total costs and expenses	283,301	88	276,046	91	841,805	89	821,917	91

Operating income	36,993	12	28,720	9	106,549	11	81,539	9
Interest expense	(19,634)	(6)	(20,732)	(7)	(60,324)	(6)	(63,217)	(7)
Debt extinguishment costs	—	—	—		(17,070)	(2)	—
Interest income	209	—	116	—	438	—	327	—
Other income	825	—	—	—	825	—	—	—

Income before income taxes	18,393	6	8,104	3	30,418	3	18,649	2
Income tax (benefit) expense	2,314	1	406	—	(223,522)	24	2,159	—

Net income	$16,079	5%	$7,698	3%	$253,940	27%	$16,490	2%

Net income per share, basic	$0.11		$0.05		$1.68		$0.11

Net income per share, diluted	$0.10		$0.05		$1.58		$0.11

Weighted average shares outstanding, basic	149,374		148,082		149,456		147,969
Weighted average shares outstanding, diluted	151,698		149,952		171,741		149,401
Modified EBITDA (2)(3)	$115,532	36%	$109,426	36%	$344,212	36%	$322,791	36%
Net cash provided by operating activities	$105,433		$107,755		$295,572		$278,203
Net cash used in investing activities	$(43,819)		$(66,011)		$(324,652)		$(193,736)
Net cash used in financing activities	$(8,731)		$(1,234)		$(11,311)		$(4,312)

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Operating	$825	$961	$2,332	$2,464
Selling, general, and administrative	$6,102	$5,465	$18,301	$16,911

(2)	“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our 2018 Notes, our revolving credit facility and our Term Loan. The definition of EBITDA under our revolving credit facility, our Term Loan and our 2018 Notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA under our revolving credit facility and Term Loan also excludes certain non-cash losses within certain limits and certain extraordinary gains, and the definition of EBITDA under our 2018 Notes definition excludes other non-cash items. However, the resulting calculation is not materially different from the calculation of Modified EBITDA as defined for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Net income	$16,079	$7,698	$253,940	$16,490
Income tax expense (benefit)	2,314	406	(223,522)	2,159
Interest income	(209)	(116)	(438)	(327)
Other income	(825)	—	(825)	—
Interest expense	19,634	20,732	60,324	63,217
Debt extinguishment costs	—	—	17,070	—
Depreciation, amortization, and accretion	71,612	74,280	217,030	221,877
Non-cash stock-based compensation	6,927	6,426	20,633	19,375

Modified EBITDA	$115,532	$109,426	$344,212	$322,791

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Net cash provided by operations	$105,433	$107,775	$295,572	$278,203
Income tax expense (benefit)	2,314	406	(223,522)	2,159
Deferred income taxes	(647)	—	225,650	—
Interest income	(209)	(116)	(438)	(327)
Interest expense	19,634	20,732	60,324	63,217
Discount on debt, amortization of deferred debt issue costs and other	(5,442)	(4,902)	(15,875)	(15,044)
Changes in operating assets and liabilities	(5,552)	(14,469)	2,501	(5,417)

Modified EBITDA	$115,531	$109,426	$344,212	$322,791

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Total revenue increased $15.5 million, or 5%, to $320.3 million for the three months ended September 30, 2010, from $304.8 million for the comparable period in 2009. Contributing to the growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.

Data and Internet services revenue increased $18.9 million, or 16%, to $138.8 million for the three months ended September 30, 2010, from $120.0 million for the comparable period in 2009. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers.

Revenue from network services decreased $3.1 million, or 3%, to $90.2 million for the three months ended September 30, 2010 from $93.2 million for the comparable period in 2009. The decrease in network services revenue was primarily from disconnects and re-pricing of some renewed customer contracts partially offset by growth in high capacity and collocation services revenue, as well as increased transport services to wireless providers.

Voice services revenue decreased $0.9 million, or 1%, to $82.9 million for the three months ended September 30, 2010 from $83.8 million for the comparable period in 2009. The decrease in voice services revenue resulted primarily from customer disconnections partially offset by growth in new installed sales and an increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Revenue based on the minutes of service used by customers included in voice services was 4% of our total revenue for each of the three months ended September 30, 2010 and 2009.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our networks and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our networks, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs of utilizing network services from other carriers. Operating expenses increased by $6.1 million, or 5%, to $133.2 million for the three months ended September 30, 2010, from $127.2 million for the comparable period in 2009. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue and increased field related costs which included higher maintenance and utility expenses partially offset by network cost efficiencies. Operating expenses represented 42% of total revenue for the each of the three months ended September 30, 2010 and 2009.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative, and legal functions. Selling, general, and administrative expenses increased by $3.8 million, or 5%, to $78.5 million for the three months ended September 30, 2010, from $74.6 million for the comparable period in 2009. The increase was primarily due to higher employee costs resulting from incentive-based compensation for sales employees due to increased customer installations of service, expansion of our sales employee base, annual merit-based salary increases and non-cash stock-based compensation. Selling, general, and administrative expenses represented 24% of total revenue for each of the three months ended September 30, 2010 and 2009.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $2.7 million, or 4%, to $71.6 million for the three months ended September 30, 2010, from $74.3 million for the comparable period in 2009. The decrease was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment made during 2010 and 2009.

Interest Expense. Interest expense decreased $1.1 million, or 5%, to $19.6 million for the three months ended September 30, 2010, from $20.7 million for the comparable period in 2009. The decrease is primarily due to lower effective interest rates on our variable rate Term Loan and the debt refinancing that we completed in the first quarter of 2010 partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.

Other Income. During the three months ended September 30, 2010, we recognized a gain of $0.8 million resulting from proceeds received upon liquidation of previously impaired commercial paper. There was no such gain during the three months ended September 30, 2009.

Income Tax (Benefit) Expense. Income tax expense for federal and state income taxes was $2.3 million for the three months ended September 30, 2010, an increase of $1.9 million compared to income tax expense of $0.4 million in the comparable period in 2009. Although we do not expect to recognize significant federal income tax expense for the remainder of 2010, we expect our income tax expense to increase beginning in 2011 and may fluctuate from period to period (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates- Deferred Tax Accounting”).

Net Income and Modified EBITDA. Net income was $16.1 million for the three months ended September 30, 2010 compared to $7.7 million for the comparable period in 2009. The increase in net income of $8.4 million resulted from an increase in Modified EBITDA, lower depreciation, amortization and accretion, reduced interest expense and the other gain discussed above partially offset by an increase in income tax expense. Modified EBITDA increased $6.1 million to $115.5 million, or 36% of total revenue, for the three months ended September 30, 2010, from $109.4 million, or 36% of total revenue, for the comparable period in 2009. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses and field related costs as discussed above. While we anticipate achieving additional cost efficiencies in our business, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial efficiencies we accomplished over the last several years. For the three months ended September 30, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Total revenue increased $44.9 million, or 5%, to $948.4 million for the nine months ended September 30, 2010, from $903.5 million for the comparable period in 2009. Contributing to the growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.

Data and Internet services revenue increased $54.3 million, or 16%, to $402.1 million for the nine months ended September 30, 2010, from $347.8 million for the comparable period in 2009. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers slightly offset by disconnects.

Revenue from network services decreased $10.7 million, or 4%, to $269.7 million for the nine months ended September 30, 2010 from $280.4 million for the comparable period in 2009. The decrease in network services revenue was primarily from disconnects and re-pricing of some renewed customer contracts partially offset by growth primarily in high capacity and collocation services revenue as well as increased transport services to wireless providers.

Voice services revenue increased $0.6 million, or 0.2%, to $251.0 million for the nine months ended September 30, 2010 from $250.4 million for the comparable period in 2009. The increase in voice services revenue resulted primarily from growth in new installed sales and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by customer disconnections. Revenue based on the minutes of service used by customers included in voice services was 4% of our total revenue in each of the nine months ended September 30, 2010 and 2009.

Operating Expenses. Operating expenses increased $20.3 million, or 5%, to $394.4 million for the nine months ended September 30, 2010, from $374.1 million for the comparable period in 2009. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, increased field related and employee costs, and an increase in certain taxes and fees partially offset by network cost efficiencies. Higher field related costs primarily resulted from maintenance, lease costs and utilities. Operating expenses represented 42% and 41% of total revenue for the nine months ended September 30, 2010 and 2009, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $4.4 million, or 2%, to $230.4 million for the nine months ended September 30, 2010, from $225.9 million for the comparable period in 2009. The increase was primarily due to higher employee costs partially offset by lower bad debt expense. Higher employee costs primarily resulted from an expansion of our sales employee base and annual merit-based salary increases. Selling, general, and administrative expenses as a percentage of total revenue declined to 24% for the nine months ended September 30, 2010 from 25% for nine months ended September 30 2009.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $4.8 million, or 2%, to $217.0 million for the nine months ended September 30, 2010, from $221.9 million for the comparable period in 2009. The decrease was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment made during 2010 and 2009.

Interest Expense. Interest expense decreased $2.9 million, or 5%, to $60.3 million for the nine months ended September 30, 2010, from $63.2 million for the comparable period in 2009. The decrease is primarily due to lower effective interest rates on our variable rate Term Loan and as a result of the debt refinancing that we completed in the first quarter of 2010 partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.

Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the nine months ended September 30, 2010, which resulted from the early retirement of our 2014 Notes and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs.

Other Income. During the nine months ended September 30, 2010, we recognized a gain of $0.8 million resulting from proceeds received upon liquidation of previously impaired commercial paper. There was no such gain during the nine months ended September 30, 2009.

Income Tax (Benefit) Expense. Income tax benefit was $223.5 million for the nine months ended September 30, 2010 compared to income tax expense of $2.2 million in the comparable period in 2009. This change primarily related to a $227.3 million non-cash income tax benefit recognized during the three months ended June 30, 2010 resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 3 to the condensed consolidated financial statements). Although we do not expect to recognize significant federal income tax expense for the remainder of 2010, we expect our income tax expense to increase beginning in 2011 and may fluctuate from period to period (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates- Deferred Tax Accounting”).

Net Income and Modified EBITDA. Net income was $253.9 million for the nine months ended September 30, 2010 compared to $16.5 million for the comparable period in 2009. The increase in net income of $237.5 million resulted from the non-cash income tax benefit (see above) of $227.3 million, an increase in Modified EBITDA, a decrease in depreciation, amortization and accretion, and lower interest expense partially offset by $17.1 million in debt extinguishment costs as described above. Modified EBITDA increased $21.4 million to $344.2 million, or 36% of total revenue, for the nine months ended September 30, 2010, from $322.8 million, or 36% of total revenue, for the comparable period in 2009. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth, network cost efficiencies partially offset by an increase in employee and field related costs. While we anticipate achieving additional cost efficiencies in our business, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial efficiencies we accomplished over the last several years. For the nine months ended September 30, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income (loss) and Modified EBITDA and net cash provided by operations and Modified EBITDA.

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

At September 30, 2010, we had approximately $1.3 billion of total debt and capital lease obligations and $507.5 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $470.8 million of cash, cash equivalents and short-term investments at December 31, 2009. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $2.0 million from December 31, 2009 primarily due to cash provided by operating activities resulting from Modified EBITDA partially offset by a net increase in our total debt resulting from issuance of the 2018 Notes and retirement of the 2014 Notes, accretion of the discount on our Convertible Debentures and capital expenditures.

Working capital, defined as current assets less current liabilities, was $387.7 million as of September 30, 2010, an increase of $90.9 million from December 31, 2009. Our working capital ratio, defined as current assets divided by current liabilities, was 2.25 as of September 30, 2010 as compared to 2.01 as of December 31, 2009.

The increase in working capital is primarily a result of recognition of the value of deferred tax assets and cash provided by operating activities resulting from higher Modified EBITDA.

Cash Flow Activity

Cash and cash equivalents were $405.5 million and $432.3 million as of September 30, 2010 and 2009, respectively. In addition, we had investments of $101.9 million as of September 30, 2010, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Nine months ended September 30,
	2010	2009
	(amounts in thousands)
Cash provided by operating activities	$295,572	$278,203
Cash used in investing activities	(324,652)	(193,736)
Cash used in financing activities	(11,311)	(4,312)

(Decrease) increase in cash and cash equivalents	$(40,391)	$80,155

Operations. Cash provided by operating activities was $295.6 million for the nine months ended September 30, 2010 compared to $278.2 million for the same period in 2009. This increase in cash provided by operating activities primarily related to higher Modified EBITDA somewhat offset by changes in working capital, that are largely due to the timing of payments to vendors.

Investing. Cash used in investing activities was $324.7 million for the nine months ended September 30, 2010 compared to $193.7 million for the same period in 2009. The change is primarily a result of purchases of investments in 2010 and capital expenditures. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Cash used for capital expenditures in the nine months ended September 30, 2010 was $243.7 million, the majority of which was used to reach new customer buildings and for longer term strategic initiatives including new product portfolio enhancements, compared to $194.7 million in the nine months ended September 30, 2009. The increase from the nine months ended September 30, 2009 resulted from success-based spending associated with higher sales, including certain large customer sales to the wireless sector as well as other sectors, and spending on enhancements to our product portfolio.

Financing. Cash used in financing activities was $11.3 million for the nine months ended September 30, 2010, primarily consisting of repurchases of $11.7 million of our common stock and payments of $5.5 million on the Term Loan and capital lease obligations partially offset by net proceeds of $3.7 million from issuance of the 2018 Notes and retirement of the 2014 Notes (see further discussion below). Cash used in financing activities was $4.3 million for the nine months ended September 30, 2009, primarily for payments on the Term Loan and capital lease obligations.

In March 2010, we completed a private offering of 2018 Notes with a principal amount of $430 million at an offering price of 99.284% of the principal amount. The net proceeds from the offering were used in March 2010 to fund extinguishment of the 2014 Notes, of which $366.5 million principal amount were purchased at a price of 103.45% of the principal amount in a concurrent tender offer. Notes representing the remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083% of the principal amount. For a description of the significant terms of the 2018 Notes and the exchange offer that was completed to allow holders of the 2018 Notes to exchange their unregistered notes for registered notes with identical terms, see Note 4 to the condensed consolidated financial statements. The purpose of the 2018 Notes offering was to extend our debt maturities and reduce interest rates.

As of September 30, 2010, we had outstanding the $430 million principal amount of 2018 Notes, $373.7 million principal amount of Convertible Debentures, $577.5 million under our Term Loan maturing in January 2013 and $80 million under an undrawn Revolver maturing in 2011 (“Revolver”). The interest on the Term Loan is computed based on a specified Eurodollar rate plus a spread of 1.75% to 2.0%, of which 1.75% was in effect at September 30, 2010. On April 30, 2008, we entered into a two year interest rate swap with a 3.23% fixed interest rate that hedges the first $100 million of our $600 million principal amount variable rate Term Loan for a total rate, including the applicable spread, of 4.98% on a notional amount of $100 million, which expired on April 30, 2010. On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread, of 4.71% on a notional amount of $100 million. Based on the weighted average effective interest rate of 2.51% at September 30, 2010, aggregate annual interest payments on $577.5 million of borrowings outstanding under the Term Loan, including the interest rate swap in effect, would be $14.5 million. Aggregate annual interest payments on the 2018 Notes and the Convertible Debentures are $34.4 million and $8.9 million, respectively.

Our financial performance and cash, cash equivalent and short-term investments of $507.5 million allows us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace our Term Loan and Revolver. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests, which we met as of September 30, 2010, and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. On June 10, 2010, our Board of Directors authorized us to repurchase up to $50 million of our common stock. See Part II, Item 2, “Unregistered Shares of Equity Securities and Use of Proceeds” for repurchases through September 30, 2010. Our Revolver permits a repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents and meet certain other conditions, which conditions we met as of September 30, 2010. This test under the Revolver is also more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. Additionally, we may consider merger and acquisition opportunities. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for future access to capital, benefits to us of any such transaction and contractual constraints.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and undrawn Revolver as of September 30, 2010. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and Term Loan on a secured basis.
b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

Capital Expenditures and Requirements

Our total capital expenditures were $243.7 million for the nine months ended September 30, 2010 compared to $202.5 million for the same period in 2009. We incurred capital expenditures to develop and expand our network, products and systems. The increase in capital expenditures year over year was primarily due to ongoing success-based investments associated with higher sales, including certain large customer sales to the wireless sector, spending for new product portfolio enhancements and certain strategic targeted investments that expand our reach to customer locations. In each of the full years ended 2005 through 2009, over 80% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that are directly linked to new installations and capacity requirements. This type of expenditure can fluctuate as our volume of service installations increases or decreases. Success-based spending consists of short-to-medium length capital projects, in terms of the time between capital spending to revenue generation, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our networks, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands.

For 2010, we expect total capital expenditures to be at the high end of our previously estimated range of approximately $300 million to $325 million. See “Capital Resources” below for discussion on anticipated funding sources. We expect the majority of the full year capital expenditures to be tied to new sales opportunities. The remainder of our expected full year capital expenditures is for new product enhancements to expand our product portfolio, which is substantially complete, strategic market expansion opportunities to further expand our network reach in our existing markets, life cycle expenditures to replace older network components and enhancements to our IT systems to increase efficiencies in our sales, field and back office operations. We expect that the amount that we must spend to replace older network components, especially electronics, will continue to grow over time. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to lower demand.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of September 30, 2010, the absence of significant debt maturities until 2013, the absence of financial maintenance covenants in our outstanding Term Loan, $405.5 million in cash and cash equivalents, $101.9 million in short-term investments and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products, an acceleration of customer disconnects or other adverse factors or if we make acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future.

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

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. In addition, each group of lenders under the Revolver and Term Loan may require a prepayment if a change of control occurs as defined in the Revolver and Term Loan agreements, and the holders of the 2018 Notes may require repayment if a change of control and a ratings decline occurs as defined in the indenture for the 2018 Notes. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults also may constitute an event of default under the indenture for the 2018 Notes. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of September 30, 2010, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Other risks, such as a rating downgrade on our debt, could further impact our potential access to financing sources.

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

As of September 30, 2010, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, debt securities issued by the U.S. Treasury and other U.S. government agencies, certificates of deposit, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We are exposed to risks resulting from deterioration in the financial condition of financial institutions holding our cash deposits and custodial accounts, decisions of the investment managers of the money market funds, defaults in securities underlying the funds and defaults in corporate debt securities. We actively monitor the depository institutions and the performance of the mutual funds that hold our cash and cash equivalents. We prioritize safety over investment return in choosing the investment vehicles for cash and cash equivalents and investments and diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Effects of Inflation

Historically, inflation has not had a material effect on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash and cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of approximately $507.5 million at September 30, 2010, a one percent increase in the interest rate would change our annual interest earned by $5.1 million. At September 30, 2010, investments included in cash, cash equivalents and short-term investments were comprised of U.S. Treasury money market funds, debt securities issued by the U.S. Treasury and other U.S. government agencies, certificates of deposit, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We prioritize safety over investment return in choosing the investment vehicles for cash and cash equivalents and short-term investments, and diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalents and investments as market conditions change.

We have fixed and variable rate debt. Our exposure to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. On April 30, 2008, we entered into a two-year interest rate swap with a 3.23% fixed interest rate that hedges the interest rate on the first $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of April 30, 2010, of 4.98% on a notional amount of $100 million. This interest rate swap expired on April 30, 2010. On November 5, 2008, we entered into a three-year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of our variable rate Term Loan resulting in a total rate, including the applicable spread as of September 30, 2010, of 4.71% on a notional amount of $100 million. Variable rate debt instruments represented approximately 35% and 28% of our total debt at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, based on the $577.5 million outstanding balance on the Term Loan and the interest rate swap in effect as of September 30, 2010, a one percent change in the applicable rate would change the annual amount of interest we pay by $4.8 million.

At September 30, 2010, the fair values of our Term Loan, 2018 Notes and our Convertible Debentures were approximately $568.8 million, $449.9 million and $435.4 million, respectively, as compared to carrying values at September 30, 2010 of approximately $577.5 million, $427.1 million and $322.3 million, respectively. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and the estimated market value is based on indicative pricing published by certain investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 4. Controls and Procedures

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Forms 10-Q filed in 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of equity securities reportable during the three months ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2010	84,420	$16.45	84,420	$45,088,044
August 1 – August 31, 2010	378,858	17.93	378,858	38,294,987
September 1 – September 30, 2010	—	—	—	38,294,987

Total	463,278		463,278

(1)	On June 11, 2010, we announced the repurchase of up to $50 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. The authorization has no expiration date, and may be suspended or discontinued at any time. As of September 30, 2010, approximately $38.3 million remained available under the authorization.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: November 8, 2010	By:	/s/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –	Credit Agreement dated October 6, 2006 among Time Warner Telecom Inc., Time Warner Telecom Holdings Inc., the Several Lenders from time to time party thereto, Lehman Commercial Paper Inc., as syndication agent, Bank of America, N.A., as documentation agent and Wachovia Bank, National Association, as administrative agent and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 11, 2006)*

4.3 –	Commitment Reduction Agreement dated as of January 14, 2009 among tw telecom inc., tw telecom holdings inc., the Revolving Lenders and Wachovia Bank, National Association, as Administrative Agent (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.4 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009)*

4.6 –	Registration Rights Agreement dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 8% Senior Notes due 2018 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.7 –	Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.8 –	First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document**

101.SCH –	XBRL Taxonomy Extension Schema Document**

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.