Form 10-K/A
period 2010-12-31
tw telecom inc.
filed 2011-05-04
CIK 1057758

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

The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2011 was 150,669,768 shares.

DOCUMENTS INCORPORATED BY REFERENCE

tw telecom inc. incorporates by reference its Annual Report on Form 10-K for the tax year ended 2010 which it filed with the U.S. Securities and Exchange Commission on February 25, 2011.

TABLE OF CONTENTS

SIGNATURE
Exhibit Index to Form 10-K/A
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A (Amendment No. 1) to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is to re-file Exhibit 10.25 to the original Form 10-K for such year to add a legend to the exhibit to indicate that tw telecom inc. has filed a confidential treatment request with respect to certain portions of the exhibit that have been redacted for confidentiality purposes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

tw telecom inc.

By:	/s/ Tina Davis
Name: Tina Davis
Title: Senior Vice President and Deputy General Counsel

Date: May 4, 2011

Exhibit Index to Form 10-K/A

Exhibit No.	Description

*10.25	Office Lease dated October 25, 2010 between LBA Realty Fund III-Company II LLC and tw telecom holdings inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 (Form 10-K/A)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 (Form 10-K/A)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 (Form 10-K/A)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 (Form 10-K/A)

*	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.