Form 10-Q
period 2011-03-31
tw telecom inc.
filed 2011-05-10
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Part I. Financial Information

Item 1. Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$362,215	$356,922
Investments	117,547	118,672
Receivables, less allowances of $7,869 and $7,898, respectively	81,819	81,598
Prepaid expenses and other current assets	19,468	16,935
Deferred income taxes	42,433	42,433

Total current assets	623,482	616,560

Property, plant and equipment	3,792,095	3,732,050
Less accumulated depreciation	(2,422,155)	(2,375,438)

	1,369,940	1,356,612

Deferred income taxes	231,410	240,998
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	22,769	24,444
Other assets, net	16,995	17,854

Total assets	$2,677,290	$2,669,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$69,750	$53,436
Deferred revenue	38,982	37,888
Accrued taxes, franchise and other fees	67,610	68,663
Accrued interest	7,487	15,208
Accrued payroll and benefits	37,102	41,772
Accrued carrier costs	29,375	35,049
Current portion debt and capital lease obligations	6,968	7,202
Other current liabilities	39,327	42,570

Total current liabilities	296,601	301,788

Long-term debt and capital lease obligations, net	1,341,418	1,338,297
Long-term deferred revenue	14,356	14,864
Other long-term liabilities	31,021	29,364

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,823,334	1,821,154
Treasury stock, 1,481 and 2,707 shares, at cost, respectively	(25,530)	(45,821)
Accumulated deficit	(804,165)	(790,175)
Accumulated other comprehensive loss	(1,265)	(1,829)

Total stockholders’ equity	993,894	984,849

Total liabilities and stockholders’ equity	$2,677,290	$2,669,162

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$152,187	$129,121
Network services	89,511	89,548
Voice services	83,024	84,072
Intercarrier compensation	7,820	8,470

Total revenue	332,542	311,211

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	139,729	128,855
Selling, general and administrative	78,815	75,102
Depreciation, amortization, and accretion	69,736	73,387

Total costs and expenses	288,280	277,344

Operating income	44,262	33,867

Interest expense	(21,972)	(20,941)
Debt extinguishment costs	—	(17,070)
Interest income	143	57

Income (loss) before income taxes	22,433	(4,087)
Income tax expense	9,814	375

Net income (loss)	$12,619	$(4,462)

Earnings (loss) per share:
Basic	$0.08	$(0.03)

Diluted	$0.08	$(0.03)

Weighted average shares outstanding:
Basic.	147,565	149,296

Diluted	149,694	149,296

(a) Includes non-cash stock-based employee compensation expense (note 7):
Operating	$588	$758

Selling, general and administrative	$6,860	$6,219

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$12,619	$(4,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	69,736	73,387
Deferred income taxes	9,486	—
Stock-based compensation	7,448	6,977
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	5,695	22,146
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(2,111)	3,116
Accounts payable, deferred revenue, and other liabilities	(3,823)	(3,903)

Net cash provided by operating activities	99,050	97,261

Cash flows from investing activities:
Capital expenditures	(79,276)	(80,929)
Purchases of investments	(42,735)	(90,025)
Proceeds from sale of investments	43,286	15,075
Other investing activities, net	(1,591)	(2,325)

Net cash used in investing activities	(80,316)	(158,204)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,727)	167
Purchases of treasury stock	(8,859)	—
Retirement of debt obligations	—	(413,683)
Net proceeds from issuance of debt	—	417,477
Payment of debt and capital lease obligations	(1,855)	(2,014)

Net cash (used in) provided by financing activities	(13,441)	1,947

Increase (decrease) in cash and cash equivalents.	5,293	(58,996)

Cash and cash equivalents at beginning of period.	356,922	445,907

Cash and cash equivalents at end of period	$362,215	$386,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,345	$26,697

Cash paid for debt extinguishment costs	$—	$13,677

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2011

(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2010	151,953	$1,520	(2,707)	($45,821)	$1,821,154	($790,175)	($1,829)	$984,849
Net income	—	—	—	—	—	12,619	—	12,619
Unrealized gain on cash flow hedging activities, net of tax of $239	—	—	—	—	—	—	519	519
Unrealized gain on available-for-sale securities, net of tax of $17	—	—	—	—	—	—	45	45

Total comprehensive income	—	—	—	—	—	—	—	13,183
Purchases of treasury stock	—	—	(494)	(8,859)	—	—	—	(8,859)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	284	4,847	(6,163)	(1,411)	—	(2,727)
Stock-based compensation	—	—	1,436	24,303	8,343	(25,198)	—	7,448

Balance at March 31, 2011	151,953	$1,520	(1,481)	($25,530)	$1,823,334	($804,165)	($1,265)	$993,894

See accompanying notes.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

tw telecom inc. (the “Company”) is a leading national provider of managed network services, specializing in data, Internet Protocol (“IP”), voice and network access services to enterprise organizations, including public sector entities, and carriers throughout the United States.

The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2011, the Company adopted the accounting standard update regarding revenue recognition for multiple deliverable arrangements. The new standard requires an entity to allocate revenue in an arrangement that includes elements with stand-alone value using its best estimate of selling price for each element if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard update did not have a material effect on the Company’s condensed consolidated balance sheets or statements of operations for the three months ended March 31, 2011.

Revenue

The Company’s revenue is derived primarily from business communications services, including data, Internet, voice and network access services. Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide area Ethernet and virtual private network solutions.

Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage using state-of-the-art fiber optics, and collocation services which provides secure space tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with controlled climate and power where customers can locate their equipment to connect to our network in facilities equipped for enterprise information technology environmental requirements. Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services and Voice over IP (“VoIP”). Converged services fully integrate any combination of communication applications including IP Virtual Private Network (“VPN”), voice, Internet, security and managed router service into a single managed IP solution, and the various components of this service are classified into the pertinent service categories in the condensed consolidated statement of operations.

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

Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a monthly fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage and estimates are used to recognize revenue in the period earned.

The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. If there is a billing dispute with a customer, revenue generally is not recognized until the dispute is resolved. The Company does not recognize revenue associated with contract termination charges until cash is received.

The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue associated with such taxes and fees were approximately $15.1 million and $12.1 million for the three months ended March 31, 2011 and 2010, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 19% and 20% of the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively. No individual tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

customer accounted for 10% or more of total revenue for the three months ended March 31, 2011 or 2010. Our largest customer (AT&T Inc., a carrier) represented 4% and 5% of our total revenue in the three months ended March 31, 2011 and 2010, respectively.

2. Earnings (Loss) Per Common Share and Potential Common Share

Basic earnings (loss) per common share (“EPS”) is measured as the income or loss allocated to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (such as, convertible securities and stock options) as if they had been converted to shares at the beginning of the period presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Three months ended March 31,
	2011	2010
	(amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$12,619	$(4,462)
Allocation of net income to unvested restricted stock awards	(225)	—

Net income allocated to common stockholders, basic and diluted	$12,394	$(4,462)

Denominator
Basic weighted average shares outstanding	147,565	149,296

Dilutive potential common shares:
Stock options	1,624	—
Unvested restricted stock units	505	—

Diluted weighted average shares outstanding	149,694	149,296

Basic earnings (loss) per share	$0.08	$(0.03)

Diluted earnings (loss) per share	$0.08	$(0.03)

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding if their inclusion would be anti-dilutive, totaled 28.0 million shares and 34.7 million shares for the three months ended March 31, 2011 and 2010, respectively.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Investments

The Company’s investments at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$321,238	$323,206
Corporate debt securities	31,895	30,495

Total cash equivalents	353,133	353,701

Investments:
Corporate debt securities	82,082	88,471
Debt securities issued by U.S. Government agencies	35,465	30,201

Total investments	117,547	118,672

Total cash equivalents and investments	$470,680	$472,373

At March 31, 2011 and December 31, 2010, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from their aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.

Proceeds from the sale and maturity of available-for-sale securities during the three months ended March 31, 2011 and 2010 were $43.3 million and $15.1 million, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three months ended March 31, 2011 or 2010.

4. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(amounts in thousands)
Term Loan B - January 2013 tranche, due 2013	$102,861	$103,130
Term Loan B - extended tranche, due 2016	471,639	472,870
8% Senior Notes, due 2018	430,000	430,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	373,744	373,744
Capital lease obligations	14,786	15,260

Total obligations	1,393,030	1,395,004

Unamortized discounts	(44,644)	(49,505)
Current portion	(6,968)	(7,202)

Total long-term debt and capital lease obligations	$1,341,418	$1,338,297

(1)

The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

redeemed, plus accrued and unpaid interest. Holders of the 2  3/8% Convertible Senior Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of the Company’s common stock.

As of March 31, 2011, the Company and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

5. Derivative Instruments

Holdings’ variable rate Term Loan B due 2013 and 2016 (the “Term Loan”) exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has entered into an interest rate swap agreement. The interest rate swap agreement effectively converts a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated its interest rate swap agreement as a cash flow hedge.

If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. The Company performs a quarterly assessment to determine whether its derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument.

The following table reflects the terms of Holdings’ interest rate swap agreement in effect at March 31, 2011:

Term		Notional amount	Fixed rate	Total weighted average rate, including spread
Beginning	End
November 28, 2008	November 28, 2011	$100 million	2.96%	5.94%

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives- cash flow hedges
		(amounts in thousands)
Interest rate swap agreement	Other current liabilities.	$1,791	$2,412

Total fair value of derivatives designated as cash flow hedges		$1,791	$2,412

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive loss at March 31, 2011 and December 31, 2010 were $1.8 million and $2.4 million, respectively. Based on the fair value of the interest rate swap of $1.8 million at March 31, 2011, the Company expects to recognize in interest expense approximately $1.8 million of net losses on the interest rate swap agreement through the expiration date on November 28, 2011 upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense depend on the interest rates in effect when settlements on the interest rate swap agreement occur each month. The variable rate, including the applicable spread, in effect at March 31, 2011 for the Term Loan, excluding the impact of the interest rate swap agreement, was 2.00% on the January 2013 tranche and 3.50% on the extended tranche. The effect of the interest rate swap agreements on the condensed consolidated statements of operations was as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(amounts in thousands)
Gain/(Loss) recognized in other comprehensive income/(loss) (effective portion)	$(53)	$(937)

Gain/(Loss) reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(674)	$(1,429)

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—

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

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in corporate debt securities and debt securities issued by U.S. government agencies using observable inputs in less active markets and are included as a component of cash equivalents and investments in the condensed consolidated balance sheets. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreement priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings, and are included as a component of other current liabilities in the condensed consolidated balance sheets.

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets that were measured at fair value as of March 31, 2011 and December 31, 2010.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements At March 31, 2011

	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$321,238	$—	$—	$321,238
Corporate debt securities	—	31,895	—	31,895

Investments included in cash and cash equivalents	$321,238	$31,895	$—	$353,133

Corporate debt securities	—	82,082	—	82,082
Debt securities issued by U.S. Government agencies	—	35,465	—	35,465

Short-term investments	$—	$117,547	$—	$117,547

Total assets	$321,238	$149,442	$—	$470,680

Liabilities
Interest rate swap agreement	$—	$1,791	$—	$1,791

Total liabilities.	$—	$1,791	$—	$1,791

	Fair Value Measurements At December 31, 2010
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$323,206	$—	$—	$323,206
Corporate debt securities	—	30,495	—	30,495

Investments included in cash and cash equivalents	$323,206	$30,495	$—	$353,701
Corporate debt securities	—	88,471	—	88,471
Debt securities issued by U.S. Government agencies	—	30,201	—	30,201

Short-term investments	$—	$118,672	$—	$118,672

Total assets	$323,206	$149,167	$—	$472,373

Liabilities
Interest rate swap agreement	$—	$2,412	$—	$2,412

Total liabilities.	$—	$2,412	$—	$2,412

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While the Company’s long- term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by certain investment banks. While the Company believes these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors. The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B - January 2013 tranche	$102,861	$102,475	$103,130	$101,841
Term Loan B - Extended tranche, due 2016	471,639	472,818	472,870	472,870
8% Senior Notes, net of discount	427,324	464,400	427,227	459,025
2 3/8% Convertible Senior Debentures, net of discount	331,776	443,821	327,012	412,987

Total debt	$1,333,600	$1,483,514	$1,330,239	$1,446,723

7. Stock-based Compensation

During the three months ended March 31, 2011, the Company granted restricted stock awards and restricted stock units with respect to 2.1 million shares. There were no stock options granted during the three months ended March 31, 2011. As of March 31, 2011, the Company had 4.3 million restricted stock awards and restricted stock units that were unvested and 8.6 million options outstanding, of which 6.6 million were exercisable.

As of March 31, 2011, there was $10.0 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years, and $59.5 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

8. Commitments and Contingencies

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

9. Supplemental Guarantor Information

In March 2010, Holdings (“Issuer”) issued 8% Senior Notes due 2018 (the “2018 Notes”) with a principal amount of $430 million. The 2018 Notes are unsecured obligations of the Issuer and are guaranteed by the Company (“Parent Guarantor”) and substantially all of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2018 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010, Condensed Consolidating Statements of Operations for the three months ended March 31, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2010.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,542	$337,673	$—	$—	$362,215
Investments	—	117,547	—	—	117,547
Receivables, net	—	—	81,819	—	81,819
Prepaid expenses and other current assets	—	10,664	8,804	—	19,468
Deferred income taxes	—	42,413	20	—	42,433

Total current assets	24,542	508,297	90,643	—	623,482

Property, plant and equipment, net	—	46,172	1,323,768	—	1,369,940

Deferred income taxes	—	230,905	505	—	231,410
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	2,196	14,748	22,820	—	39,764

Total assets	$26,738	$800,122	$1,850,430	$—	$2,677,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$20,402	$49,348	$—	$69,750
Other current liabilities	4,438	48,718	173,695	—	226,851
Intercompany payable (receivable)	(1,869,761)	(582,726)	2,452,487	—	—

Total current liabilities	(1,865,323)	(513,606)	2,675,530	—	296,601

Losses in subsidiary in excess of investment	566,391	1,035,013	—	(1,601,404)	—
Long-term debt and capital lease obligations, net	331,776	995,824	13,818	—	1,341,418
Long-term deferred revenue	—	—	14,356	—	14,356
Other long-term liabilities	—	5,291	25,730	—	31,021

Stockholders’ equity (deficit)	993,894	(722,400)	(879,004)	1,601,404	993,894

Total liabilities and stockholders’ equity (deficit)	$26,738	$800,122	$1,850,430	$—	$2,677,290

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$332,542	$—	$332,542

Costs and expenses:
Operating, selling, general and administrative	—	46,352	172,192	—	218,544
Depreciation, amortization and accretion	—	4,855	64,881	—	69,736
Corporate expense allocation	—	(51,207)	51,207	—	—

Total costs and expenses	—	—	288,280	—	288,280

Operating income	—	—	44,262	—	44,262

Interest expense, net	(7,257)	(10,682)	(3,890)	—	(21,829)
Interest expense allocation	7,257	10,682	(17,939)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	22,433	—	22,433
Income tax expense	—	9,489	325	—	9,814

Net income (loss) before equity in undistributed earnings of subsidiaries	—	(9,489)	22,108	—	12,619

Equity in undistributed earnings of subsidiaries	12,619	22,108	—	(34,727)	—

Net income	$12,619	$12,619	$22,108	$(34,727)	$12,619

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$311,211	$—	$311,211

Costs and expenses:
Operating, selling, general and administrative	—	45,471	158,486	—	203,957
Depreciation, amortization and accretion	—	4,590	68,797	—	73,387
Corporate expense allocation	—	(50,061)	50,061	—	—

Total costs and expenses	—	—	277,344	—	277,344

Operating income	—	—	33,867	—	33,867

Interest expense, net	(6,869)	(10,423)	(3,592)	—	(20,884)
Debt extinghishment costs	—	(17,070)	—	—	(17,070)
Interest expense allocation	6,869	27,493	(34,362)	—	—

Income (loss) before income taxes and equity in undistributed losses of subsidiaries	—	—	(4,087)	—	(4,087)
Income tax expense	—	—	375	—	375

Net loss before equity in undistributed losses of subsidiaries	—	—	(4,462)	—	(4,462)

Equity in undistributed losses of subsidiaries	(4,462)	(4,462)	—	8,924	—

Net loss	$(4,462)	$(4,462)	$(4,462)	$8,924	$(4,462)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$12,619	$12,619	$22,108	$(34,727)	$12,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,855	64,881	—	69,736
Deferred income taxes	—	9,486	—	—	9,486
Intercompany change	6,870	8,120	(49,717)	34,727	—
Amortization of discount on debt and deferred debt issue costs and other	5,039	656	—	—	5,695
Stock-based compensation	—	—	7,448	—	7,448
Changes in operating assets and liabilities	(12,942)	(20,468)	27,476	—	(5,934)

Net cash provided by operating activities	11,586	15,268	72,196	—	99,050

Cash flows from investing activities:
Capital expenditures	—	(9,349)	(69,927)	—	(79,276)
Purchases of investments	—	(42,735)	—	—	(42,735)
Proceeds from sale of investments	—	43,286	—	—	43,286
Proceeds from sale of assets and other investing activities, net	—	385	(1,976)	—	(1,591)

Net cash used in investing activities	—	(8,413)	(71,903)	—	(80,316)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,727)	—	—	—	(2,727)
Purchases of treasury stock	(8,859)	—	—	—	(8,859)
Payment of debt and capital lease obligations	—	(1,562)	(293)	—	(1,855)

Net cash used in financing activities	(11,586)	(1,562)	(293)	—	(13,441)

Increase in cash and cash equivalents	—	5,293	—	—	5,293
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922

Cash and cash equivalents at end of period	$24,542	$337,673	$—	$—	$362,215

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

Cautions Concerning Forward-Looking Statements

This document contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, future tax benefits, expense and effective tax rate, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Item 1A and elsewhere in this report. In addition, actual results may differ from our expectations due to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of NOLs under Section 382 of the Internal Revenue Code, increases in the price we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Through our subsidiaries, we serve 75 metropolitan markets that are connected by our regional fiber facilities and national IP backbone. Our fiber network spanned approximately 27,000 route miles as of March 31, 2011 connecting to 13,742 buildings served directly by our local fiber facilities. During the first quarter of 2011, tw telecom inc.

we completed an initiative to convert our fiber records into a new centralized fiber management system which resulted in approximately 1,000 fewer route miles than previously reported as of December 31, 2010. Also as of the first quarter of 2011 to better reflect our reach, our on-net building count now extends to all buildings served by our fiber network, including previously excluded buildings without electronics and ILEC local serving offices (“LSOs”). Inclusion of these buildings and LSOs resulted in the addition of approximately 1,400 buildings to our building count from that previously reported as of December 31, 2010. Additionally, we added approximately 470 new buildings with electronics in the three months ended March 31, 2011. We continue to expand our fiber footprint within our existing markets by connecting our network into additional locations. Additionally, we have expanded our fiber footprint through acquisitions to increase our network density and reach. We continue to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end Ethernet and VPN connections for customers.

Our objective is to be the leading national provider of high quality business network solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase shareholder value. The key elements of our business strategy include:

•

Leveraging our local fiber assets and national IP backbone and integrating other carriers’ facilities to enable our customers to connect to any of their locations with our network solutions, and using our local presence and local sales, sales engineering, customer support and operation resources, backed by a national organization, to provide personalized service and customized solutions for our customers;

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

Our revenue is derived primarily from business communications services, including network, voice, data and high-speed Internet access services. We serve both business enterprise and carrier customers. Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed.

Total Revenue

Our revenue has grown for 26 consecutive quarters through March 31, 2011 including throughout the latest recession. Our revenue growth is dependent upon selling services to new and existing customers, retaining revenue from existing customers through retention programs aimed at reducing disconnections, renewing customers’ contracts upon contract expiration and upselling services to existing customers to mitigate the impact of price reductions associated with contract renewals.

tw telecom inc.

Throughout the recession our revenue grew, however, our annual rate of revenue growth declined in 2008 and 2009 over the respective prior year primarily due to impacts of the economic environment resulting in less demand, disconnections and repricing of expiring customer contracts to current market levels upon renewal, among other factors. In 2010 we began to see a change in this trend. In the year ended December 31, 2010, our revenue grew 5.1% over the prior year, which represented an increase over the growth rate of 4.5% in the year ended December 31, 2009. In the three months ended March 31, 2011, our revenue growth rate continued to expand to 6.9% compared to the same period last year. This change in trend was due to higher demand and lower revenue churn that we believe is due to improving economic conditions, an increase in demand for our new and enhanced services and our customer experience initiatives to increase customer loyalty and retention to reduce churn.

In the ordinary course of business, there is often a time lag between the time a sale, or “booking” (i.e., signed contract or service order), is made and the time revenue commences due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control. Our installation timeframes are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation timeframes may range between one month for single-site, less complex services to as long as 12 months for more complex solutions.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for 35 consecutive quarters through March 31, 2011 and increased 8% for the three months ended March 31, 2011 as compared to the prior year primarily through due to increased installations of our data and Internet services such as Ethernet and IP based services. Revenue from our enterprise customers represented at least 75% of our total revenue for the past eight consecutive quarters. We expect our future revenue growth to come primarily from our enterprise customer base and be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery that require the reliable connectivity and network capacity that we provide. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations.

Carrier Customer Revenue

Revenue from carrier customers has increased for 6 of the past 7 quarters including 4% for the three months ended March 31, 2011 as compared to the prior year primarily due to services provided to wireless providers and Ethernet services to wireline carriers to serve their end users needs, somewhat offset by churn. Our carrier revenue has represented 22% of total revenue for eight consecutive quarters. In the three months ended March 31, 2011, approximately 30% of carrier revenue was from wireless providers. Our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We cannot assure that future new installed sales will continue to outpace the revenue declines from carrier repricing and disconnections.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for 11 consecutive quarters through the three months ended December 31, 2010 and declined to 2% of total revenue in the three months ended March 31, 2011, and may continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and possible changes in the regulatory regime for intercarrier compensation. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity.

tw telecom inc.

Revenue and Customer Churn

Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue for the period, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations, cost cutting and customer business contractions, financial difficulties and consolidation, among other reasons. Beginning in late 2007 through 2009, we saw an increase in disconnections that we believe was due to the economic downtown resulting in monthly revenue churn of 1.2% and 1.3% in the years ended 2008 and 2009, respectively. Revenue churn improved in 2010 to pre-recession levels of 1.0% of monthly revenue and continued at 1.0% of monthly revenue in the first quarter of 2011 as a result of improving economic conditions as well as measures put in place to increase revenue retention. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% of monthly revenue for the three months ended March 31, 2011 and remained consistent from the prior year. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.

Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.9% for the three months ended March 31, 2011 down from 1.1% and 1.3% for the years ended December 31, 2010 and 2009, respectively. The majority of this churn came from our smaller customers, which we expect to continue.

Pricing

We experience significant price competition across our service categories that impacts our revenue. This competition is particularly intense for traditional inter-city point-to-point services, carrier point of presence (“POP”) to POP and POP to customer premise legacy dedicated services, data center to data center dedicated services, medium and high capacity Internet access, long distance service and integrated service bundles. We also believe that technology advancements in the telecommunications industry have resulted in lower unit costs for some electronics and equipment that drives customer demand for higher bandwidth at the same or lower prices.

In our industry, service agreements typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing may be reduced to current market levels as a renewal incentive. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the capacity of existing services, subject to applicable early termination charges. During the recent recession, we experienced a reduction in such service additions that resulted in a greater impact to our total revenue from pricing declines to current market levels upon contract renewals. We believe that this impact may continue if the economic recovery slows or stalls or may ease if economic conditions generally continue to improve.

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

tw telecom inc.

In addition, the FCC has granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by the ILECs as special access with the result that prices we would pay for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer price regulated and could increase. We continue to pursue commercial arrangements with the ILECs for these services on acceptable terms and conditions.

We entered into a two year wholesale service agreement through May 31, 2012 with a large ILEC under which that ILEC supplies us with tariffed special access and other services for end-user access and transport that was intended to stabilize the prices we pay for these services. This agreement replaced a prior agreement for these services that expired in May 2010. Beginning in mid-2010, the expiration of certain regulatory conditions to the ILEC’s previous merger increased its tariff pricing resulting in higher costs for some special access services subject to those agreements.

Pole Attachment Order

In April 2011, the FCC adopted reforms to its pole attachment rules to reduce costs and streamline the process for gaining access to pole attachments controlled by utility companies. Concluding that the prior disparity in pole attachment rental rates between cable television attachments and telecommunications attachments distorted incentives to invest in broadband infrastructure, the FCC adopted cost formula changes that would set the rate for telecommunications pole attachments at or near the rate paid by cable companies. In addition, the FCC adopted timelines by which utility companies must complete their survey and make-ready work to allow for requested attachments. We believe that these new rules will have a favorable impact on our pole attachment costs, will reduce previous cost advantages that favored cable competitors and improve the timeliness of our access to pole attachments. We also believe that it is likely that the utility companies will file legal challenges to the rules. The extent of the potential benefit to our costs is not yet known.

Quarterly and Other Financial Trends

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year has been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue have sometimes been impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In the first quarter of 2011, we did not experience the seasonal slowing of revenue that we have historically experienced. As we move to a higher rate of revenue growth, our historical experience with quarterly fluctuations may not necessarily be indicative of future results. Our expenses also are impacted in the first quarter by the resetting of payroll taxes and other employee-related cost increases.

Because we generally do not recognize revenue subject to billing disputes until the dispute is resolved, the timing of filing disputes and dispute resolutions may positively or negatively affect our revenue in a particular quarter. The timing of disconnections may also impact our results in a particular quarter, with disconnections early in the quarter generally having a greater impact. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may impact our other financial results and may not be indicative of future financial performance.

We have undertaken a number of initiatives to increase revenue growth, margins and cash flows, including expansion of our sales and sales support staff, training and retention programs, revenue assurance and cost reduction measures such as network grooming intended to optimize our overall access cost structure, enhance back office support systems to improve operating efficiencies and network investment initiatives to reduce the cost of equipment and increase overall capital efficiency. We increased our capital spending in 2010 to fund new service portfolio enhancements, incremental success-based expenditures to support higher sales, including sales tw telecom inc.

to wireless providers, and corporate and IT initiatives that support our service evolution, enable our customer experience and drive increased scale and efficiency, and we continue with these initiatives in 2011. We cannot predict whether these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.

Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense was less than 1% of our total revenue for the three months ended March 31, 2011 and the years ended 2010, 2009 and 2008. We cannot assure that we will be able to maintain bad debt expense at this low level over the long term.

Our Modified EBITDA (see Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA) has increased for 16 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 6.3%, 6.2%, 9.4% and 17.7% in the quarter ended March 31, 2011 and the years ended 2010, 2009 and 2008, respectively, each compared to the respective period in the prior year. We expect that future growth in Modified EBITDA will come from contributions from revenue growth and continued cost efficiency initiatives; however, this growth may be dampened by higher prices for special access services, fuel and energy as well as any future inflationary pressures.

There have been widely reported disruptions in the manufacturing industry due to the recent catastrophic earthquake and tsunami in Japan during the first quarter of 2011. We have been advised by our major supply vendors that they do not currently anticipate a shortage of components for their equipment as a result of these conditions but there is risk that we could experience longer lead times in obtaining such equipment in the future. We continue to monitor the situation with our vendors.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

tw telecom inc.

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2011		2010
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$152,187	46%	$129,121	41%
Network services	89,511	27	89,548	29
Voice services	83,024	25	84,072	27
Intercarrier compensation	7,820	2	8,470	3

Total revenue	332,542	100	311,211	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	139,729	42	128,855	41
Selling, general, and administrative (1)	78,815	24	75,102	24
Depreciation, amortization, and accretion	69,736	21	73,387	24

Total costs and expenses	288,280	87	277,344	89

Operating income	44,262	13	33,867	11
Interest expense	(21,972)	(7)	(20,941)	(7)
Debt extinguishment costs	—		(17,070)	(5)
Interest income	143	—	57	—

Income (loss) before income taxes	22,433	7	(4,087)	(1)
Income tax expense	9,814	3	375	—

Net income (loss)	$12,619	4%	$(4,462)	(1)%

Net income (loss) per share, basic and diluted	$0.08		$(0.03)

Weighted average shares outstanding, basic	147,565		149,296
Weighted average shares outstanding, diluted	149,694		149,296
Modified EBITDA and Modified EBITDA margin (2)(3)	$121,446	37%	$114,231	37%
Net cash provided by operating activities	$99,050		$97,261
Net cash used in investing activities	$(80,316)		$(158,204)
Net cash (used in) provided by financing activities	$(13,441)		$1,947

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended March 31,
	2011	2010
	(amounts in thousands)
Operating	$588	$758
Selling, general, and administrative	$6,860	$6,219

tw telecom inc.

(2)	“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our 2018 Notes, our revolving credit facility (“Revolver”) and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our 2018 Notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA under our Revolver and Term Loan, discussed below, and 2018 Notes also excludes certain non-cash items. However, the resulting calculation for the periods presented is not materially different from the calculation of Modified EBITDA as defined. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended March 31,
	2011	2010
	(amounts in thousands)
Net income (loss)	$12,619	$(4,462)
Income tax expense	9,814	375
Interest income	(143)	(57)
Interest expense	21,972	20,941
Debt extinguishment costs	—	17,070
Depreciation, amortization, and accretion	69,736	73,387
Non-cash stock-based compensation	7,448	6,977

Modified EBITDA	$121,446	$114,231

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three months ended March 31,
	2011	2010
	(amounts in thousands)
Net cash provided by operations	$99,050	$97,261
Income tax expense	9,814	375
Deferred income taxes	(9,486)	—
Interest income	(143)	(57)
Interest expense	21,972	20,941
Discount on debt, amortization of deferred debt issue costs and other	(5,695)	(5,076)
Changes in operating assets and liabilities	5,934	787

Modified EBITDA	$121,446	$114,231

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Total revenue increased $21.3 million, or 7%, to $332.5 million for the three months ended March 31, 2011, from $311.2 million for the comparable period in 2010. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.

Data and Internet services revenue increased $23.1 million, or 18%, to $152.2 million for the three months ended March 31, 2011, from $129.1 million for the comparable period in 2010. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers.

Revenue from network services was $89.5 million for the three months ended March 31, 2011, comparable to the same period in 2010. Growth in high capacity and collocation services was offset by disconnections.

Voice services revenue decreased $1.0 million, or 1%, to $83.0 million for the three months ended March 31, 2011 from $84.1 million for the comparable period in 2010. The decrease in voice services revenue resulted primarily from customer disconnections and a reduction in usage-based services partially offset by growth in new installed sales and an increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Revenue based on the minutes of service used by customers included in voice services was 3% and 4% of our total revenue for the three months ended March 31, 2011 and 2010, respectively.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $0.7 million, or 8%, to $7.8 million for the three months ended March 31, 2011, from $8.5 million for the comparable period in 2010. The decrease was primarily due to fluctuations in dispute settlements and a decline in minutes of use terminated on our network.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $10.9 million, or 8%, to $139.7 million for the three months ended March 31, 2011, from $128.9 million for the comparable period in 2010. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, increased employee costs and certain taxes and fees partially offset by network cost efficiencies. Operating expenses represented 42% and 41% of total revenue for the three months ended March 31, 2011 and 2010, respectively.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative and legal functions. Selling, general, and administrative expenses increased by $3.7 million, or 5%, to $78.8 million for the three months ended March 31, 2011, from $75.1 million for the comparable period in 2010. The increase was primarily due to higher employee costs resulting from incentive-based compensation for sales employees due to increased customer installations of service, expansion of our sales employee base, annual merit-based salary increases and non-cash stock-based compensation. Selling, general, and administrative expenses represented 24% of total revenue for both the three months ended March 31, 2011 and 2010.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $3.7 million, or 5%, to $69.7 million for the three months ended March 31, 2011, from $73.4 million tw telecom inc.

for the comparable period in 2010. The decrease was attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment made during 2011 and 2010.

Interest Expense. Interest expense increased $1.0 million, or 5%, to $22.0 million for the three months ended March 31, 2011, from $20.9 million for the comparable period in 2010. The increase is primarily due to higher effective interest rates on our variable rate Term Loan as a result of the refinancing completed in the fourth quarter of 2010 that extended the term of a portion of that loan and an increase in non-cash interest expense associated with our Convertible Debentures somewhat offset by lower effective interest rates on our senior notes as result of the debt refinancing that we completed in the first quarter of 2010.

Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the three months ended March 31, 2010, which resulted from the early retirement of $400 million principal amount of our 9 1/4% Senior Notes due February 2014 (the “2014 Notes”) and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs. There were no such costs in the three months ended March 31, 2011.

Income Before Income Taxes. Income before income taxes was $22.4 million for the three months ended March 31, 2011 compared to a loss before income taxes of $4.1 million for the comparable period in 2010. The increase in income before income taxes of $26.5 million resulted from debt extinguishment costs in the prior year period that did not recur, an increase in Modified EBITDA and lower depreciation, amortization and accretion, partially offset by an increase in interest expense.

Income Tax Expense. Income tax expense for federal and state income taxes was $9.8 million for the three months ended March 31, 2011, an increase of $9.4 million compared to income tax expense for state income taxes of $0.4 million in the comparable period in 2010. The increase in income taxes is due in part to the loss before taxes in the three months ended March 31, 2010 and to a valuation allowance recorded against our deferred tax assets that substantially offset income taxes in the 2010 period. We reversed substantially all of the valuation allowance in the second quarter of 2010. We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $12.6 million for the three months ended March 31, 2011 compared to a net loss of $4.5 million for the comparable period in 2010. The increase in net income of $17.1 million resulted from the increase in income before income taxes partially offset by an increase in income tax expense, as discussed above. Modified EBITDA increased $7.2 million to $121.4 million, or 37% of total revenue, for the three months ended March 31, 2011, from $114.2 million, or 37% of total revenue, for the comparable period in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses as discussed above. For the three months ended March 31, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

Liquidity and Capital Resources

Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. In 2010 and 2011, we also used cash to repurchase our common stock and may do so in the future.

tw telecom inc.

At March 31, 2011, we had approximately $1.3 billion of total debt and capital lease obligations and $479.8 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $475.6 million of cash, cash equivalents and short-term investments at December 31, 2010. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $1.3 million from December 31, 2010 primarily due to cash provided by operating activities resulting from Modified EBITDA partially offset by an increase in our total debt resulting from accretion of the discount on our Convertible Debentures, capital expenditures and repurchases of our common stock.

Working capital, defined as current assets less current liabilities, was $326.9 million as of March 31, 2011, an increase of $12.1 million from December 31, 2010. Our working capital ratio, defined as current assets divided by current liabilities, was 2.10 as of March 31, 2011 as compared to 2.04 as of December 31, 2010. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA.

Cash Flow Activity

Cash and cash equivalents were $362.2 million and $386.9 million as of March 31, 2011 and 2010, respectively. In addition, we had investments of $117.5 million and $99.6 million as of March 31, 2011 and 2010, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Three months ended March 31,
	2011	2010
	(amounts in thousands)
Cash provided by operating activities	$99,050	$97,261
Cash used in investing activities	(80,316)	(158,204)
Cash (used in) provided by financing activities	(13,441)	1,947

Increase (decrease) in cash and cash equivalents	$5,293	$(58,996)

Operations. Cash provided by operating activities was $99.1 million for the three months ended March 31, 2011 compared to $97.3 million for the same period in 2010. This increase in cash provided by operating activities primarily related to higher Modified EBITDA somewhat offset by changes in working capital that are largely due to the timing of payments to vendors and collection of receivables.

Investing. Cash used in investing activities was $80.3 million for the three months ended March 31, 2011 compared to $158.2 million for the same period in 2010, primarily a result of lower purchases of investments in 2011. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Cash used for capital expenditures in the three months ended March 31, 2011 was $79.3 million, the majority of which was success-based spending initiatives (see “Capital Expenditures and Requirements” below), compared to $80.9 million in the three months ended March 31, 2010.

Financing. Cash used in financing activities was $13.4 million for the three months ended March 31, 2011, primarily consisting of repurchases of $8.9 million of our common stock and $2.7 million of withholding taxes paid by us on behalf of employees in net share settlements of restricted stock net of proceeds from stock option exercises. Cash provided by financing activities was $1.9 million for the three months ended March 31, 2010, primarily from net proceeds of $3.8 million from issuance of the 2018 Notes and retirement of the 2014 Notes partially offset by payments on the Term Loan and capital lease obligations.

tw telecom inc.

In March 2010, we completed a private offering of 2018 Notes with a principal amount of $430 million at an offering price of 99.284% of the principal amount. The purpose of the 2018 Notes offering was to extend our debt maturities and reduce interest rates. The net proceeds from the offering were used to fund extinguishment of the 2014 Notes, of which $366.5 million principal amount were purchased at a price of 103.45% of the principal amount in a concurrent tender offer. Notes representing the remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083% of the principal amount. For a description of the significant terms of the 2018 Notes, see the table below.

As of March 31, 2011, we had the following indebtedness and principal amounts outstanding or available:

Instrument	Principal amount outstanding	Aggregate annual estimated interest payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,744	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	471,639	18,992
Term Loan, Eurodollar rate + 1.75%-2.0% due 2013 (3)	102,861	2,578
Undrawn $80 million Revolver expires 2014	—	—

(1)	The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock.
(2)	The aggregate annual interest payments are based on the weighted average effective interest rate, including the interest rate swap described below, of 4.03% at March 31, 2011.
(3)	As of March 31, 2011, a spread of 1.75% was in effect. The aggregate annual interest payments are based on the weighted average effective interest rate, including the interest rate swap described below, of 2.51% at March 31, 2011.

On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of the Term Loan resulting in a total rate, based on a weighted average rate of the applicable spread for the Term Loan due 2016 and the Term Loan due 2013, of 5.94% on a notional amount of $100 million.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of March 31, 2011. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and Term Loan on a secured basis.
b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.
c	Approximately $471.6 million of the Term Loan matures in December 2016 and approximately $102.9 million of the Term Loan matures in January 2013.
d	The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock.

Capital Expenditures and Requirements

Our total capital expenditures were $79.3 million for the three months ended March 31, 2011 compared to $80.9 million for the same period in 2010, with the majority of capital expenditures in each period for success-based initiatives. In each of the years ended 2005 through 2010, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that are directly linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending to return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures fluctuate as our volume of service installations increases or decreases.

For the full year 2011, we expect total capital expenditures to be at the high end of our previously estimated range of approximately $310 million to $330 million (see “Capital Resources” below for discussion on tw telecom inc.

anticipated funding sources), the majority of which we expect to be for new sales opportunities and the balance mainly for enhancements to our network capacity and service portfolio. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending in 2011 due to timing of certain success-based wireless projects and strategic IT initiatives. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our undrawn Revolver, to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of March 31, 2011, the absence of significant debt maturities until 2013, the extension of a significant portion of our Term Loan from January 2013 to December 2016, the replacement of our 2014 Notes with the 2018 Notes, the absence of financial maintenance covenants in our Term Loan, $362.2 million in cash and cash equivalents, $117.5 million in short-term investments and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products, an acceleration of customer disconnections or other adverse factors or if we make material acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available to us in the future.

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

A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA and cause our failure to meet the required minimum ratios under the Revolver, if we have loans outstanding under the Revolver or wish to draw on it. Although we currently believe that we will continue to be in compliance with the covenants, various factors, including deterioration of the economy, increased competition and pricing pressure and loss of revenue from significant customers, an acceleration of customer disconnections, a significant reduction in demand for our products without adequate reductions in capital expenditures and operating expenses, or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required Modified EBITDA levels or to enhance liquidity.

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and tw telecom inc.

the Revolver if we have borrowed under that facility. Covenant defaults under the Revolver and Term Loan agreements also may constitute an event of default under the indenture for the 2018 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the Revolver agreement. We are required to offer to prepay the 2018 Notes and the Term Loans on an individual basis if a change of control and a debt rating decline occurs as defined in the indenture for the 2018 Notes and the Term Loan Agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of March 31, 2011, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Other risks, such as a rating downgrade on our debt, could further impact our potential access to financing sources.

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

Possible Future Uses of Cash. Our financial performance and cash, cash equivalent and short-term investments of $479.8 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace all or a portion of our Term Loan and Revolver. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests, which we met as of March 31, 2011, and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. On February 4, 2011, our Board of Directors authorized us to repurchase up to $50 million of our common stock. See Part II, Item 2, “Unregistered Shares of Equity Securities and Use of Proceeds” for repurchases through March 31, 2011. Our Revolver permits annual repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes and meet certain other conditions, which conditions we met as of March 31, 2011. Unused amounts under this covenant can be carried over to subsequent years. This test under the Revolver is more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.

Risk Management. As of March 31, 2011, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, debt securities issued by the U.S. Treasury and other U.S. government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Although we actively monitor the depository institutions tw telecom inc.

and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

Off-Balance Sheet Arrangements. As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposures to market risk have not changed materially since December 31, 2010.

Item 4. Controls and Procedures

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

tw telecom inc.

Part II. Other Information

Item 1. Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The following risk factor, which appeared in our Annual Report on Form 10-K is hereby amended and restated to read in its entirety as follows:

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

Our service agreements with customers that have already satisfied their initial terms are subject to termination by the customer on short notice and do not require the customer to maintain the services at current levels. After expiration of their current agreements, customers may not choose to continue to purchase the same services or level of services. Ongoing consolidation in the telecommunications industry could result in the consolidated companies disconnecting some of their services, subject to early termination charges, or buying less services from us than the pre-consolidation companies.

Our revenue churn, defined as the average lost recurring monthly billing from customers’ partial or complete service disconnections (excluding pricing declines upon contract renewals and lost usage revenue), was 1.0%, 1.3%, and 1.2% of total monthly revenue in 2010, 2009 and 2008, respectively. We experience customer and service disconnections in the normal course of business primarily associated with price competition from other providers, industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions and customer financial difficulties. We believe that the economic downturn contributed to an increase in churn beginning in late 2007. While we experienced an improvement in churn in 2010, we do not know whether the favorable churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections. Replacing this revenue with new revenue from other customers may be difficult and more costly. In addition, competitive pricing pressure on our services, particularly with respect to smaller bandwidth customers with single-site needs and very large customers, as well customers’ heightened cost cutting initiatives due to the economy, may challenge our ability to grow our revenue. Further, we expect revenue will continue to be impacted by pricing declines to current market levels for existing customers that renew services with expired terms.

tw telecom inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of equity securities reportable during the three months ended March 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2011	184,572	(1)	$16.94	—	$—
February 1 - February 28, 2011	15,165	(1)	18.27	—	50,000,000
March 1 - March 31, 2011	493,595		17.95	493,595	41,125,863

Total	693,332			493,595

(1)	Consists of restricted stock delivered back to us by certain employees to satisfy minimum tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we give employees the opportunity to tender back to us the number of shares from the award sufficient to satisfy their minimum tax withholding obligations, which we pay on behalf of the employee.
(2)	On February 7, 2011, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. The authorization has no expiration date, and may be suspended or discontinued at any time. As of March 31, 2011, approximately $41.1 million remained available under the authorization.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: May 10, 2011	By:	/S/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –	Amendment and Restatement Agreement (including Amended and Restated Credit Agreement), dated as of December 2, 2010, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the Consenting Lenders and Wells Fargo Bank, National Association, as administrative and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2010)*

4.3 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.4 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009)*

4.5 –	Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.6 –	First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document**

101.SCH –	XBRL Taxonomy Extension Schema Document**

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.