Form 10-Q
period 2011-06-30
tw telecom inc.
filed 2011-08-08
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2011 was 150,709,930 shares.

Part I. Financial Information

Item 1. Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$379,231	$356,922
Investments	130,030	118,672
Receivables, less allowances of $7,902 and $7,898, respectively	86,273	81,598
Prepaid expenses and other current assets	19,432	16,935
Deferred income taxes	42,433	42,433

Total current assets	657,399	616,560

Property, plant and equipment	3,877,286	3,732,050
Less accumulated depreciation	(2,481,951)	(2,375,438)

	1,395,335	1,356,612

Deferred income taxes	221,368	240,998
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	21,093	24,444
Other assets, net	16,127	17,854

Total assets	$2,724,016	$2,669,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,377	$53,436
Deferred revenue	41,311	37,888
Accrued taxes, franchise and other fees	68,828	68,663
Accrued interest	13,913	15,208
Accrued payroll and benefits	38,818	41,772
Accrued carrier costs	26,751	35,049
Current portion debt and capital lease obligations	7,140	7,202
Other current liabilities	39,469	42,570

Total current liabilities	308,607	301,788

Long-term debt and capital lease obligations, net	1,345,190	1,338,297
Long-term deferred revenue	18,407	14,864
Other long-term liabilities	32,568	29,364

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,830,106	1,821,154
Treasury stock, 1,023 and 2,707 shares, at cost, respectively	(18,491)	(45,821)
Accumulated deficit	(793,119)	(790,175)
Accumulated other comprehensive loss	(772)	(1,829)

Total stockholders’ equity	1,019,244	984,849

Total liabilities and stockholders’ equity	$2,724,016	$2,669,162

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$158,168	$134,152	$310,355	$263,273
Network services	88,898	90,000	178,409	179,548
Voice services	83,636	83,963	166,660	168,035
Intercarrier compensation	7,684	8,734	15,504	17,204

Total revenue	338,386	316,849	670,928	628,060

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	141,251	132,319	280,980	261,174
Selling, general and administrative	80,784	76,810	159,599	151,912
Depreciation, amortization, and accretion	70,081	72,031	139,817	145,418

Total costs and expenses	292,116	281,160	580,396	558,504

Operating income	46,270	35,689	90,532	69,556

Interest expense	(21,845)	(19,749)	(43,817)	(40,690)
Debt extinguishment costs	—	—	—	(17,070)
Interest income	174	172	317	229

Income before income taxes	24,599	16,112	47,032	12,025
Income tax expense (benefit)	10,292	(226,211)	20,106	(225,836)

Net income	$14,307	$242,323	$26,926	$237,861

Earnings per share:
Basic	$0.09	$1.60	$0.18	$1.57

Diluted	$0.09	$1.43	$0.18	$1.45

Weighted average shares outstanding:
Basic	147,939	149,698	147,753	149,498

Diluted	150,395	171,884	150,055	171,722

(a) Includes non-cash stock-based employee compensation expense (note 7):
Operating	$584	$749	$1,172	$1,507

Selling, general and administrative	$6,249	$5,980	$13,109	$12,199

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(amounts in thousands)
Cash flows from operating activities:
Net income	$26,926	$237,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	139,817	145,418
Deferred income taxes	19,357	(226,297)
Stock-based compensation	14,281	13,706
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	11,487	27,504
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(5,821)	(2,756)
Accounts payable, deferred revenue, and other liabilities	9,811	(5,297)

Net cash provided by operating activities	215,858	190,139

Cash flows from investing activities:
Capital expenditures	(169,603)	(165,917)
Purchases of investments	(97,739)	(133,415)
Proceeds from sale of investments	85,163	23,363
Other investing activities, net	(10)	(4,864)

Net cash used in investing activities	(182,189)	(280,833)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	7,519	900
Purchases of treasury stock	(15,388)	(3,523)
Retirement of debt obligations	—	(413,683)
Net proceeds from issuance of debt	—	417,425
Payment of debt and capital lease obligations	(3,491)	(3,699)

Net cash used in financing activities	(11,360)	(2,580)

Increase (decrease) in cash and cash equivalents	22,309	(93,274)
Cash and cash equivalents at beginning of period	356,922	445,907

Cash and cash equivalents at end of period	$379,231	$352,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,517	$35,470

Cash paid for debt extinguishment costs	$—	$13,677

Cash paid for income taxes, net of refunds	$2,438	$2,977

Addition of capital lease obligation	$534	$—

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2011

(Unaudited)

							Accumulated other comprehensive income (loss)
					Additional paid-in capital			Total stockholders’ equity
	Common Stock		Treasury Stock			Accumulated deficit
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2010	151,953	$1,520	(2,707)	($45,821)	$1,821,154	($790,175)	($1,829)	$984,849
Net income	—	—	—	—	—	26,926	—	26,926
Unrealized gain on cash flow hedging activities, net of tax of $485	—	—	—	—	—	—	1,013	1,013
Unrealized gain on available-for-sale securities, net of tax of $27	—	—	—	—	—	—	44	44

Total comprehensive income	—	—	—	—	—	—	—	27,983
Purchases of treasury stock	—	—	(818)	(15,388)	—	—	—	(15,388)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,061	18,319	(6,223)	(4,577)	—	7,519
Stock-based compensation	—	—	1,441	24,399	15,175	(25,293)	—	14,281

Balance at June 30, 2011	151,953	$1,520	(1,023)	($18,491)	$1,830,106	($793,119)	($772)	$1,019,244

See accompanying notes.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business and Capital Structure

tw telecom inc. (the “Company”) is a leading national provider of managed network services, specializing in data, Internet Protocol (“IP”), voice and network access services to enterprise organizations and carriers throughout the United States.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Effective January 1, 2011, the Company adopted the accounting standard update regarding revenue recognition for multiple deliverable arrangements. The new standard requires an entity to allocate revenue in an arrangement that includes elements with stand-alone value using its best estimate of selling price for each element if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard update did not have a material effect on the Company’s condensed consolidated balance sheets or statements of operations for the six months ended June 30, 2011.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the three months ended March 31, 2012.

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

Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services and Voice over IP (“VoIP”). Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage using state-of-the-art fiber optics, and collocation services which provides secure space with controlled climate and power where customers can locate their tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

equipment to connect to the Company’s network in facilities equipped for enterprise information technology environmental requirements. The Company also provides converged services which fully integrate any combination of communication applications including IP Virtual Private Network (“VPN”), voice, Internet, security and managed router service into a single managed IP solution, and the various components of this service are classified into the pertinent service categories in the condensed consolidated statement of operations.

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

The Company’s customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communication service providers, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless communications companies, Internet service providers (“ISPs”) and cable companies.

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

The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue associated with such taxes and fees were approximately $15.3 million and $13.3 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $30.4 million and $25.4 million for the six months ended June 30, 2011 and 2010, respectively.

Significant Customers

The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 19% and 20% of the Company’s total revenue for the six months ended June 30, 2011 and 2010, respectively. No individual customer accounted for 10% or more of total revenue for the six months ended June 30, 2011 or 2010. The Company’s largest customer (AT&T Inc., a carrier) represented 4% of the Company’s total revenue in each of the six months ended June 30, 2011 and 2010.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

2. Earnings Per Common Share and Potential Common Share

Basic earnings per common share (“EPS”) is measured as the income allocated to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (such as convertible securities and stock options) as if they had been converted to shares at the beginning of the period presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(amounts in thousands, except per share amounts)
Numerator
Net income	$14,307	$242,323	$26,926	$237,861
Allocation of net income to unvested restricted stock awards	(274)	(3,264)	(497)	(3,016)

Net income allocated to common stockholders, basic	14,033	239,059	26,429	234,845

Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	—	6,964	—	13,833

Net income allocated to common stockholders, diluted	$14,033	$246,023	$26,429	$248,678

Denominator
Basic weighted average shares outstanding	147,939	149,698	147,753	149,498

Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	—	20,050	—	20,050
Stock options	1,924	1,696	1,726	1,718
Unvested restricted stock units	532	440	576	456

Diluted weighted average shares outstanding	150,395	171,884	150,055	171,722

Basic earnings per share	$0.09	$1.60	$0.18	$1.57

Diluted earnings per share	$0.09	$1.43	$0.18	$1.45

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Senior Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding if their inclusion would be anti-dilutive, totaled 24.6 million shares and 9.2 million shares for the three months ended June 30, 2011 and 2010, respectively, and 25.7 million shares and 9.3 million shares for the six months ended June 30, 2011 and 2010, respectively.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

3. Investments

The Company’s investments at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$348,905	$323,206
Corporate debt securities	11,998	30,495

Total cash equivalents	360,903	353,701

Investments:
Corporate debt securities	106,475	88,471
Debt securities issued by U.S. Government agencies	23,555	30,201

Total investments	130,030	118,672

Total cash equivalents and investments	$490,933	$472,373

At June 30, 2011 and December 31, 2010, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from their aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.

Proceeds from the sale and maturity of available-for-sale securities were $41.9 million and $8.3 million during the three months ended June 30, 2011 and 2010, respectively, and $85.2 million and $23.4 million during the six months ended June 30, 2011 and 2010, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three or six months ended June 30, 2011 or 2010.

4. Long-Term Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(amounts in thousands)
Term Loan B - January 2013 tranche, due 2013	$102,593	$103,130
Term Loan B - extended tranche, due 2016	470,407	472,870
8% Senior Notes, due 2018	430,000	430,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	373,744	373,744
Capital lease obligations	15,268	15,260

Total obligations	1,392,012	1,395,004
Unamortized discounts	(39,682)	(49,505)
Current portion	(7,140)	(7,202)

Total long-term debt and capital lease obligations	$1,345,190	$1,338,297

(1)

The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Senior Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of the Company’s common stock.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

As of June 30, 2011, the Company and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.

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

The following table reflects the terms of Holdings’ interest rate swap agreement in effect at June 30, 2011:

Term		Notional amount	Fixed rate	Total weighted average rate, including spread
Beginning	End
November 28, 2008	November 28, 2011	$100 million	2.96%	5.94%

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	June 30, 2011	December 31, 2010
		(amounts in thousands)
Interest rate swap agreement	Other current liabilities	$1,153	$2,412

Total fair value of derivatives designated as cash flow hedges		$1,153	$2,412

The unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive loss at June 30, 2011 and December 31, 2010 were $1.2 million and $2.4 million, respectively. Based on the fair value of the interest rate swap of $1.2 million at June 30, 2011, the Company expects to recognize in interest expense approximately $1.2 million of net losses on the interest rate swap agreement through the expiration date on November 28, 2011 upon payment of interest associated with the Term Loan. Actual amounts ultimately recognized in interest expense depend on the interest rates in effect when settlements on the interest rate swap agreement occur each month. The variable rate, including the applicable spread, in effect at June 30, 2011 for the Term Loan, excluding the impact of the interest rate swap agreement, was 1.9% on the January 2013 tranche and 3.4% on the extended tranche. The effect of the interest rate swap agreements on the condensed consolidated statements of operations was as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Gain/(Loss) recognized in other comprehensive income/(loss) (effective portion)	$(53)	$(478)	$(106)	$(1,415)

Gain/(Loss) reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$(691)	$(921)	$(1,365)	$(2,350)

Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

•

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets that were measured at fair value as of June 30, 2011 and December 31, 2010.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements At June 30, 2011
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$348,905	$—	$—	$348,905
Corporate debt securities	—	11,998	—	11,998

Investments included in cash and cash equivalents	$348,905	$11,998	$—	$360,903

Corporate debt securities	—	106,475	—	106,475
Debt securities issued by U.S. Government agencies	—	23,555	—	23,555

Short-term investments	$—	$130,030	$—	$130,030

Total assets	$348,905	$142,028	$—	$490,933

Liabilities
Interest rate swap agreement	$—	$1,153	$—	$1,153

Total liabilities	$—	$1,153	$—	$1,153

	Fair Value Measurements At December 31, 2010
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$323,206	$—	$—	$323,206
Corporate debt securities	—	30,495	—	30,495

Investments included in cash and cash equivalents	$323,206	$30,495	$—	$353,701

Corporate debt securities	—	88,471	—	88,471
Debt securities issued by U.S. Government agencies	—	30,201	—	30,201

Short-term investments	$—	$118,672	$—	$118,672

Total assets	$323,206	$149,167	$—	$472,373

Liabilities
Interest rate swap agreement	$—	$2,412	$—	$2,412

Total liabilities	$—	$2,412	$—	$2,412

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B - January 2013 tranche	$102,593	$102,208	$103,130	$101,841
Term Loan B - Extended tranche, due 2016	470,407	470,407	472,870	472,870
8% Senior Notes, net of discount	427,420	459,563	427,227	459,025
2 3/8% Convertible Senior Debentures, net of discount	336,642	450,362	327,012	412,987

Total debt	$1,337,062	$1,482,540	$1,330,239	$1,446,723

7. Stock-based Compensation

During the six months ended June 30, 2011, the Company granted restricted stock awards and restricted stock units with respect to 2.1 million shares and no stock options. As of June 30, 2011, the Company had 4.3 million restricted stock awards and restricted stock units that were unvested and 7.6 million options outstanding, of which 5.7 million were exercisable.

As of June 30, 2011, there was $54.3 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years and $8.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2011 and December 31, 2010, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2010, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2010.

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,542	$354,689	$—	$—	$379,231
Investments	—	130,030	—	—	130,030
Receivables, net	—	—	86,273	—	86,273
Prepaid expenses and other current assets	—	11,843	7,589	—	19,432
Deferred income taxes	—	42,413	20	—	42,433

Total current assets	24,542	538,975	93,882	—	657,399

Property, plant and equipment, net	—	48,085	1,347,250	—	1,395,335
Deferred income taxes	—	220,863	505	—	221,368
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,922	14,170	21,128	—	37,220

Total assets	$26,464	$822,093	$1,875,459	$—	$2,724,016

LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$18,635	$53,742	$—	$72,377
Other current liabilities	2,219	57,949	176,062	—	236,230
Intercompany payable (receivable)	(1,875,184)	(566,571)	2,441,755	—	—

Total current liabilities	(1,872,965)	(489,987)	2,671,559	—	308,607

Losses in subsidiary in excess of investment	543,543	1,018,883	—	(1,562,426)	—
Long-term debt and capital lease obligations, net	336,642	994,421	14,127	—	1,345,190
Long-term deferred revenue	—	—	18,407	—	18,407
Other long-term liabilities	—	6,375	26,193	—	32,568

Stockholders’ equity (deficit)	1,019,244	(707,599)	(854,827)	1,562,426	1,019,244

Total liabilities and stockholders’ equity (deficit)	$26,464	$822,093	$1,875,459	$—	$2,724,016

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$338,386	$—	$338,386

Costs and expenses:
Operating, selling, general and administrative	—	49,027	173,008	—	222,035
Depreciation, amortization and accretion	—	5,309	64,772	—	70,081
Corporate expense allocation	—	(54,336)	54,336	—	—

Total costs and expenses	—	—	292,116	—	292,116

Operating income	—	—	46,270	—	46,270

Interest expense, net	(7,359)	(10,631)	(3,681)	—	(21,671)
Interest expense allocation	7,359	10,631	(17,990)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	24,599	—	24,599
Income tax expense	—	9,871	421	—	10,292

Net income (loss) before equity in undistributed earnings of subsidiaries	—	(9,871)	24,178	—	14,307

Equity in undistributed earnings of subsidiaries	14,307	24,178	—	(38,485)	—

Net income	$14,307	$14,307	$24,178	$(38,485)	$14,307

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$670,928	$—	$670,928

Costs and expenses:
Operating, selling, general and administrative	—	95,379	345,200	—	440,579
Depreciation, amortization and accretion	—	10,164	129,653	—	139,817
Corporate expense allocation	—	(105,543)	105,543	—	—

Total costs and expenses	—	—	580,396	—	580,396

Operating income	—	—	90,532	—	90,532

Interest expense, net	(14,616)	(21,313)	(7,571)	—	(43,500)
Interest expense allocation	14,616	21,313	(35,929)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	47,032	—	47,032
Income tax expense	—	19,360	746	—	20,106

Net income (loss) before equity in undistributed earnings of subsidiaries	—	(19,360)	46,286	—	26,926

Equity in undistributed earnings of subsidiaries	26,926	46,286	—	(73,212)	—

Net income	$26,926	$26,926	$46,286	$(73,212)	$26,926

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$26,926	$26,926	$46,286	$(73,212)	$26,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	10,164	129,653	—	139,817
Deferred income taxes	—	19,357	—	—	19,357
Intercompany change	8,280	24,275	(105,767)	73,212	—
Amortization of discount on debt and deferred debt issue costs and other	10,179	1,308	—	—	11,487
Stock-based compensation	—	—	14,281	—	14,281
Changes in operating assets and liabilities	(37,516)	(27,873)	69,379	—	3,990

Net cash provided by operating activities	7,869	54,157	153,832	—	215,858

Cash flows from investing activities:
Capital expenditures	—	(16,667)	(152,936)	—	(169,603)
Purchases of investments	—	(97,739)	—	—	(97,739)
Proceeds from sale of investments	—	85,163	—	—	85,163
Other investing activities, net	—	482	(492)	—	(10)

Net cash used in investing activities	—	(28,761)	(153,428)	—	(182,189)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	7,519	—	—	—	7,519
Purchases of treasury stock	(15,388)	—	—	—	(15,388)
Payment of debt and capital lease obligations	—	(3,087)	(404)	—	(3,491)

Net cash used in financing activities	(7,869)	(3,087)	(404)	—	(11,360)

Increase in cash and cash equivalents	—	22,309	—	—	22,309
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922

Cash and cash equivalents at end of period	$24,542	$354,689	$—	$—	$379,231

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$237,861	$237,861	$15,218	$(253,079)	$237,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	9,088	136,330	—	145,418
Deferred income taxes	—	(225,717)	(580)	253,079	(226,297)
Intercompany change	(3,429)	11,536	(261,186)		—
Extinguishment costs and amortization of discount on debt and deferred debt issue costs	9,396	18,108	—	—	27,504
Stock based compensation	—	—	13,706	—	13,706
Changes in operating assets and liabilities	(241,199)	(26,864)	260,010	—	(8,053)

Net cash provided by operating activities	2,629	24,012	163,498	—	190,139

Cash flows from investing activities:
Capital expenditures	—	(7,447)	(158,470)	—	(165,917)
Purchases of investments	—	(133,415)	—	—	(133,415)
Proceeds from sale of investments	—	23,363	—	—	23,363
Other investing activities, net	—	97	(4,961)	—	(4,864)

Net cash used in investing activities	—	(117,402)	(163,431)	—	(280,833)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	900	—	—	—	900
Purchases of treasury stock	(3,523)	—	—	—	(3,523)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	417,425	—	—	417,425
Payment of debt and capital lease obligations	—	(3,632)	(67)	—	(3,699)

Net cash used in (provided by) financing activities	(2,629)	116	(67)	—	(2,580)

Decrease in cash and cash equivalents	—	(93,274)	—	—	(93,274)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,540	$328,093	$—	$—	$352,633

tw telecom inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information regarding the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, in Item 1A and elsewhere in our quarterly report on Form 10-Q for the quarter ended March 31, 2011 and in this report. In addition, actual results may differ from our expectations due to the timing of disconnections, disputes and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased customer disputes, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, unanticipated capital investment opportunities or needs, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of NOLs under Section 382 of the Internal Revenue Code, increases in the price we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a leading national provider of managed network services, specializing in data, IP, voice and network access services to enterprise organizations and carriers throughout the U.S. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communications service providers including ILECs, CLECs, wireless communications companies, ISPs and cable companies.

Through our subsidiaries, we serve 75 metropolitan markets that are connected by our regional fiber facilities and national IP backbone. Our fiber network spanned approximately 27,000 route miles (which included over 20,000 metropolitan route miles) as of June 30, 2011 connecting to 14,311 buildings served directly by our local fiber facilities. During the first quarter of 2011, we completed an initiative to convert our fiber records into a new centralized fiber management system which resulted in approximately 1,000 fewer route miles than previously reported as of December 31, 2010. Also as of the first quarter of 2011 to better reflect our reach, our on-network (“on-net”) building count extends to all locations served directly by our fiber network, including previously excluded locations without electronics and ILEC local serving offices (“LSOs”). Inclusion of these locations and LSOs resulted in the addition of approximately 1,400 locations to our on-net buildings from that previously reported as of December 31, 2010. We added approximately 1,081 new buildings directly connected to our network in the six months ended June 30, 2011 as a result of sales to customers at these locations. We continue to expand our fiber footprint within our existing markets by connecting our network into additional locations. We have also expanded our fiber footprint through acquisitions to increase our network density and reach. We continue to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end Ethernet and VPN connections for customers.

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

Our revenue is derived primarily from business communications services, including data and high-speed Internet access, voice and network services. We serve both business enterprise and carrier customers. Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed.

Total Revenue

Our revenue has grown for 27 consecutive quarters through June 30, 2011 including throughout the latest recession. Our revenue growth is dependent upon selling services to new and existing customers, retaining revenue from existing customers through retention programs aimed at reducing disconnections, renewing customers’ contracts upon contract expiration and upselling services to existing customers to mitigate the impact of price reductions associated with contract renewals.

Our revenue grew throughout the recession; however, our annual rate of revenue growth declined in 2008 and 2009 over the respective prior year primarily due to impacts of the economic environment resulting in less demand, disconnections and repricing of expiring customer contracts to current market levels upon renewal, among other factors. This trend began to change in 2010. In the year ended December 31, 2010, our revenue grew 5.1% over the prior year, which represented an increase over the growth rate of 4.5% in the year ended December 31, 2009. In the six months ended June 30, 2011, our year over year revenue growth rate continued to expand to 6.8% compared to 4.9% for the six months ended June 30, 1010 over the same period in 2009. This higher growth rate was due to higher demand and lower revenue churn that we believe was due to improving economic conditions, an increase in demand for our newer and enhanced services and our customer experience initiatives to increase customer loyalty and retention to reduce churn.

In the ordinary course of business, there is often a time lag between the time that a sale, or “booking” (i.e., signed contract or service order), is made and the time that revenue commences due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control. Our installation timeframes are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between one month for single-site, less complex services to 12 months or longer for more complex solutions.

Enterprise Customer Revenue

Revenue from enterprise customers has increased for 36 consecutive quarters through June 30, 2011 and increased 8% for the three months ended June 30, 2011 as compared to the same period last year primarily due to increased installations of our data and Internet services such as Ethernet and IP-based services. Revenue from our enterprise customers represented at least 75% of our total revenue for the past nine consecutive quarters with an increase to 77% in the three months ended June 30, 2011. We expect our future revenue growth to come primarily from our enterprise customer base and be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery that require the reliable connectivity and network capacity that we provide. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations.

Carrier Customer Revenue

Revenue from carrier customers has increased for 7 of the past 8 quarters including an increase of 4% for the three months ended June 30, 2011 as compared to the same period last year primarily due to services provided to wireless providers and Ethernet services to wireline carriers to serve their end users’ needs, somewhat offset by churn. Our carrier revenue represented 22% of total revenue for eight consecutive quarters through March 31, 2011 and represented 21% of total revenue in the three months ended June 30, 2011. In the three months ended June 30, 2011, approximately 30% of carrier revenue was from wireless providers. Our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We expect these impacts on our carrier revenue to continue and we cannot assure that future new installed sales will continue to outpace the revenue declines from carrier repricing and disconnections.

Intercarrier Compensation Revenue

Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for 11 consecutive quarters through the three months ended December 31, 2010 and declined to 2% of total revenue in the three months ended March 31, 2011 and June 30, 2011. Intercarrier compensation revenue is likely to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and proposed changes in the regulatory regime for intercarrier compensation. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity.

Revenue and Customer Churn

Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue for the period, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations, and customer cost cutting, business contractions, financial difficulties and consolidation, among other reasons. Beginning in late 2007 through 2009, we saw an increase in disconnections that we believe was due to the economic downturn resulting in average monthly revenue churn of 1.2% and 1.3% in the years ended December 31, 2008 and 2009, respectively. Revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and continued at 1.0% of monthly revenue in the six months ended June 30, 2011. We believe that the improvement in revenue churn is a result of improving economic conditions as well as measures we put in place to increase revenue retention. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% of monthly revenue for the six months ended June 30, 2011, consistent with the same period in the prior year. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.

Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 1.0% for the six months ended June 30, 2011 compared with 1.1% and 1.3% for the years ended December 31, 2010 and 2009, respectively. The majority of this churn came from our smaller customers, which we expect to continue.

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

In our industry, service agreements typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing may be reduced to current market levels as a renewal incentive. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the capacity of existing services, subject to applicable early termination charges, depending on their business needs. During periods of economic downturn, our customers’ needs may contract resulting in fewer service additions.

Pricing of Special Access Services

We provide special access services to customers over our own fiber facilities in competition with ILECs, and we also purchase special access and other services from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. As part of a group of CLECs, we filed a petition requesting a federal appeals court to require the FCC to complete this long-outstanding proceeding within six months. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action.

If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to continue to increase the price and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins are adversely affected.

In addition, the FCC has granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by the ILECs as special access with the result that prices we would pay for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer price regulated and could increase. We continue to pursue and implement commercial arrangements with the ILECs and cable companies for these services on acceptable terms and conditions.

We entered into a two year wholesale service agreement through May 31, 2012 with a large ILEC under which that ILEC supplies us with tariffed special access and other services for end-user access and transport that was intended to stabilize the prices we pay for these services. This agreement replaced a prior agreement for these services that expired in May 2010. Beginning in mid-2010, the expiration of certain regulatory conditions to the ILEC’s previous merger increased its tariff pricing resulting in higher costs for some special access services subject to those agreements. We also expect increases in special access pricing from other ILECs.

Pole Attachment Order

In April 2011, the FCC adopted reforms to its pole attachment rules to reduce costs and streamline the process for gaining access to pole attachments controlled by utility companies. Concluding that the prior disparity in pole attachment rental rates between cable television attachments and telecommunications attachments distorted incentives to invest in broadband infrastructure, the FCC adopted cost formula changes that would set the rate for telecommunications pole attachments at or near the rate paid by cable companies. In addition, the FCC adopted timelines by which utility companies must complete their survey and make-ready work to allow for requested attachments. We believe that these new rules will have a favorable impact on our pole attachment costs, will reduce previous cost advantages that favored cable competitors and improve the timeliness of our access to pole attachments. A number of utility companies have filed legal challenges to the rules in a federal appellate court. We and other telecommunications and cable television companies have filed petitions to intervene in the proceeding to support the FCC’s position. The extent of the potential favorable impact on our costs and the outcome of the challenge are not yet known.

Quarterly and Other Financial Trends

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year has been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue have sometimes been impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In the first quarter of 2011, we did not experience the seasonal slowing of revenue that we have historically experienced. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results. Our expenses are also impacted in the first quarter by the resetting of payroll taxes and other employee-related cost increases.

Because we do not generally recognize revenue subject to billing disputes until the dispute is resolved, the timing of filing disputes and dispute resolutions may positively or negatively affect our revenue in a particular quarter. The timing of disconnections may also impact our results in a particular quarter, with disconnections early in the quarter generally having a greater impact. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may impact our other financial results and may not be indicative of future financial performance.

We have undertaken a number of initiatives to increase revenue growth, margins and cash flows that require both capital and operating investments. These operating investments in the first half of 2011 included expansion of our sales and sales support staff as well as IT and technical personnel to support growing sales volumes and customer installations, support new product roll outs and design and implement foundational initiatives for our network and products, some of which must be incurred in advance of anticipated revenue. We increased our capital spending in 2010 over the prior year to fund new service portfolio enhancements, incremental success-based expenditures to support higher sales, including sales to wireless providers, strategic fiber expansions and corporate and IT initiatives that support our service evolution, enable our customer experience and drive increased scale and efficiency. We are continuing to invest in these types of growth initiatives in 2011. We cannot predict whether these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.

Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense was less than 1% of our total revenue for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008. We cannot assure that we will be able to maintain bad debt expense at this low level over the long term.

Our Modified EBITDA (see Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA) has increased for 17 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 7.6%, 7.0%, 6.2%, 9.4% and 17.7% in the three months ended and six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008, respectively, each compared to the respective period in the prior year. Modified EBITDA margin was 36.4% and 36.5% for the three months ended and six months ended June 30, 2011, respectively, and grew over the respective periods in the prior year. These margins include the absorption of higher costs associated with the expansion of our employee base for sales, sales support, IT and technical personnel as well as increases in special access pricing from the ILECs. We expect that future growth in Modified EBITDA will come from contributions from revenue growth and continued cost efficiency initiatives; however, this growth may be impacted by competitive pressures, higher employee costs, higher prices for special access services, fuel and energy as well as any future inflationary pressures.

There have been widely reported disruptions in the manufacturing industry due to the catastrophic earthquake and tsunami in Japan during the first quarter of 2011. We have been advised by our major supply vendors that they do not currently anticipate a shortage of components for their equipment or in supplies of fiber optic cable as a result of these conditions but there is risk that we could experience longer lead times in obtaining such equipment or fiber in the future. We have not experienced any disruptions in the availability of supplies and equipment. We continue to monitor the situation with our vendors.

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

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$158,168	47%	$134,152	42%	$310,355	46%	$263,273	42%
Network services	88,898	26	90,000	28	178,409	27	179,548	28
Voice services	83,636	25	83,963	27	166,660	25	168,035	27
Intercarrier compensation	7,684	2	8,734	3	15,504	2	17,204	3

Total revenue	338,386	100	316,849	100	670,928	100	628,060	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	141,251	42	132,319	42	280,980	42	261,174	42
Selling, general, and administrative (1)	80,784	24	76,810	24	159,599	24	151,912	24
Depreciation, amortization, and accretion	70,081	21	72,031	23	139,817	21	145,418	23

Total costs and expenses	292,116	86	281,160	89	580,396	87	558,504	89

Operating income	46,270	14	35,689	11	90,532	13	69,556	11
Interest expense	(21,845)	(6)	(19,749)	(6)	(43,817)	(7)	(40,690)	(6)
Debt extinguishment costs	—		—	—	—		(17,070)	(3)
Interest income	174	—	172	—	317	—	229	—

Income before income taxes	24,599	7	16,112	5	47,032	7	12,025	2
Income tax expense (benefit)	10,292	3	(226,211)	71	20,106	3	(225,836)	36

Net income	$14,307	4%	$242,323	76%	$26,926	4%	$237,861	38%

Net income per share, basic	$0.09		$1.60		$0.18		$1.57

Net income per share, dilulted	$0.09		$1.43		$0.18		$1.45

Weighted average shares outstanding, basic	147,939		149,698		147,753		149,498
Weighted average shares outstanding, diluted	150,395		171,884		150,055		171,722
Modified EBITDA and Modified EBITDA margin (2)(3)	$123,184	36%	$114,449	36%	$244,630	37%	$228,680	36%
Net cash provided by operating activities	$116,808		$92,878		$215,858		$190,139
Net cash used in investing activities	$(101,873)		$(122,629)		$(182,189)		$(280,833)
Net cash provided by (used in) financing activities	$2,081		$(4,527)		$(11,360)		$(2,580)

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Operating	$584	$749	$1,172	$1,507
Selling, general, and administrative	$6,249	$5,980	$13,109	$12,199

(2)

“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our 2018 Notes, our revolving credit facility (“Revolver”) and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our 2018 Notes differ from the definition of Modified EBITDA used in this table. The definitions of EBITDA under our Revolver and Term Loan, discussed below, and 2018 Notes are not materially different from the calculation of Modified EBITDA as defined. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Net income	$14,307	$242,323	$26,926	$237,861
Income tax expense (benefit)	10,292	(226,211)	20,106	(225,836)
Interest income	(174)	(172)	(317)	(229)
Interest expense	21,845	19,749	43,817	40,690
Debt extinguishment costs	—	—	—	17,070
Depreciation, amortization, and accretion	70,081	72,031	139,817	145,418
Non-cash stock-based compensation	6,833	6,729	14,281	13,706

Modified EBITDA	$123,184	$114,449	$244,630	$228,680

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Net cash provided by operations	$116,808	$92,878	$215,858	$190,139
Income tax expense (benefit)	10,292	(226,211)	20,106	(225,836)
Deferred income taxes	(9,871)	226,297	(19,357)	226,297
Interest income	(174)	(172)	(317)	(229)
Interest expense	21,845	19,749	43,817	40,690
Discount on debt, amortization of deferred debt issue costs and other	(5,792)	(5,358)	(11,487)	(10,434)
Changes in operating assets and liabilities	(9,924)	7,266	(3,990)	8,053

Modified EBITDA	$123,184	$114,449	$244,630	$228,680

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. Total revenue increased $21.6 million, or 7%, to $338.4 million for the three months ended June 30, 2011, from $316.8 million for the comparable period in 2010. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.

Data and Internet services revenue increased $24.0 million, or 18%, to $158.2 million for the three months ended June 30, 2011, from $134.2 million for the comparable period in 2010. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers.

Revenue from network services decreased $1.1 million, or 1%, to $88.9 million for the three months ended June 30, 2011, compared to $90.0 million for the comparable period in 2010. The decrease resulted primarily from customer disconnections of transport services partially offset by growth in high capacity and collocation services.

Voice services revenue decreased $0.3 million to $83.6 million for the three months ended June 30, 2011 from $84.0 million for the comparable period in 2010. The decrease in voice services revenue resulted primarily from customer disconnections and a reduction in usage-based services offset by growth in new installed sales and an increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Revenue based on the minutes of service used by customers included in voice services was 3% and 4% of our total revenue for the three months ended June 30, 2011 and 2010, respectively.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $1.0 million, or 12%, to $7.7 million for the three months ended June 30, 2011, from $8.7 million for the comparable period in 2010. The decrease was primarily due to rate reductions and fluctuations in dispute settlements.

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $8.9 million, or 7%, to $141.3 million for the three months ended June 30, 2011, from $132.3 million for the comparable period in 2010. The increase in operating expenses is primarily due to higher network access costs largely driven by higher revenue and an increase in certain taxes and fees partially offset by network cost efficiencies. Operating expenses represented 42% of total revenue for both the three months ended June 30, 2011 and 2010.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative and legal functions. Selling, general, and administrative expenses increased by $4.0 million, or 5%, to $80.8 million for the three months ended June 30, 2011, from $76.8 million for the comparable period in 2010. The increase was primarily due to higher employee costs resulting from incentive-based compensation for sales employees due to increased customer installations of service, expansion of our sales, sales support and IT employee base and annual merit-based salary increases. Selling, general, and administrative expenses represented 24% of total revenue for both the three months ended June 30, 2011 and 2010.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $2.0 million, or 3%, to $70.1 million for the three months ended June 30, 2011, from $72.0 million for the comparable period in 2010. The decrease was attributable to fully depreciated assets partially offset by additions to property, plant and equipment made during 2011 and 2010.

Interest Expense. Interest expense increased $2.1 million, or 11%, to $21.8 million for the three months ended June 30, 2011, from $19.7 million for the comparable period in 2010. The increase is primarily due to higher effective interest rates on our variable rate Term Loan as a result of the refinancing completed in the fourth quarter of 2010 that extended the term of a portion of that loan and an increase in non-cash interest expense associated with our Convertible Debentures somewhat offset by lower effective interest rates on our senior notes as a result of the debt refinancing that we completed in the first quarter of 2010.

Income Before Income Taxes. Income before income taxes was $24.6 million for the three months ended June 30, 2011 compared to $16.1 million for the comparable period in 2010. The increase in income before income taxes of $8.5 million resulted primarily from an increase in Modified EBITDA.

Income Tax Expense (Benefit). Income tax expense was $10.3 million for the three months ended June 30, 2011, compared to an income tax benefit of $226.2 million in the comparable period in 2010. This change was primarily related to a $227.3 million non-cash income tax benefit resulting from the recognition of the value of deferred tax assets during the three months ended June 30, 2010, as well as a higher effective tax rate and an increase in income before income taxes during the three months ended June 30, 2011. We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $14.3 million for the three months ended June 30, 2011 compared to $242.3 million for the comparable period in 2010. The decrease in net income of $228.0 million resulted from an increase in income tax expense, partially offset by an increase in income before income taxes, as discussed above. Modified EBITDA increased $8.7 million to $123.2 million, or 36% of total revenue, for the three months ended June 30, 2011, from $114.4 million, or 36% of total revenue, for the comparable period in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses as discussed above. For the three months ended June 30, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. Total revenue increased $42.9 million, or 7%, to $670.9 million for the six months ended June 30, 2011, from $628.1 million for the comparable period in 2010. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.

Data and Internet services revenue increased $47.1 million, or 18%, to $310.4 million for the six months ended June 30, 2011, from $263.3 million for the comparable period in 2010. The increase in data and Internet services revenue primarily resulted from increased installed Ethernet and IP-based product sales to enterprise customers.

Revenue from network services decreased $1.1 million, or 1%, to $178.4 million for the six months ended June 30, 2011, from $179.5 million for the comparable period in 2010. Customer disconnections were partially offset by growth in high capacity and collocation services.

Voice services revenue decreased $1.4 million, or 1%, to $166.7 million for the six months ended June 30, 2011 from $168.0 million for the comparable period in 2010. The decrease in voice services revenue resulted primarily from customer disconnections and a reduction in usage-based services partially offset by growth in new installed sales and an increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Revenue based on the minutes of service used by customers included in voice services was 3% and 4% of our total revenue for the six months ended June 30, 2011 and 2010, respectively.

Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $1.7 million, or 10%, to $15.5 million for the six months ended June 30, 2011, from $17.2 million for the comparable period in 2010. The decrease was primarily due to rate reductions and fluctuations in dispute settlements.

Operating Expenses. Operating expenses increased by $19.8 million, or 8%, to $281.0 million for the six months ended June 30, 2011, from $261.2 million for the comparable period in 2010. The increase in operating expenses is primarily due to increased network access costs and employee costs largely driven by higher revenue, and an increase in certain taxes and fees partially offset by network cost efficiencies. Operating expenses represented 42% of total revenue for both the six months ended June 30, 2011 and 2010.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $7.7 million, or 5%, to $159.6 million for the six months ended June 30, 2011, from $151.9 million for the comparable period in 2010. The increase was primarily due to higher employee costs resulting from incentive-based compensation for sales employees due to increased customer installations of service, expansion of our sales, sales support and IT employee base, annual merit-based salary increases and non-cash stock-based compensation. Selling, general, and administrative expenses represented 24% of total revenue for both the six months ended June 30, 2011 and 2010.

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $5.6 million, or 4%, to $139.8 million for the six months ended June 30, 2011, from $145.4 million for the comparable period in 2010. The decrease was attributable to fully depreciated assets partially offset by additions to property, plant and equipment made during 2011 and 2010.

Interest Expense. Interest expense increased $3.1 million, or 8%, to $43.8 million for the six months ended June 30, 2011, from $40.7 million for the comparable period in 2010. The increase is primarily due to higher effective interest rates on our variable rate Term Loan as a result of the refinancing completed in the fourth quarter of 2010 that extended the term of a portion of that loan and an increase in non-cash interest expense associated with our Convertible Debentures somewhat offset by lower effective interest rates on our senior notes as a result of the debt refinancing that we completed in the first quarter of 2010.

Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the six months ended June 30, 2010, which resulted from the early retirement of $400 million principal amount of our 9 1/4% Senior Notes due February 2014 (the “2014 Notes”) and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs. There were no such costs in the six months ended June 30, 2011.

Income Before Income Taxes. Income before income taxes was $47.0 million for the six months ended June 30, 2011 compared to $12.0 million for the comparable period in 2010. The increase in income before income taxes of $35.0 million resulted from debt extinguishment costs in the prior year period that did not recur, an increase in Modified EBITDA and lower depreciation, amortization and accretion, partially offset by an increase in interest expense.

Income Tax Expense (Benefit). Income tax expense was $20.1 million for the six months ended June 30, 2011, compared to an income tax benefit of $225.8 million in the comparable period in 2010. This change was primarily related to a $227.3 million non-cash income tax benefit resulting from the recognition of the value of deferred tax assets during the six months ended June 30, 2010, as well as a higher effective tax rate and an increase in income before income taxes during the six months ended June 30, 2011. We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $26.9 million for the six months ended June 30, 2011 compared to $237.9 million for the comparable period in 2010. The decrease in net income of $210.9 million resulted from the income tax expense (benefit) items described above, partially offset by an increase in income before income tax expense. Modified EBITDA increased $16.0 million to $244.6 million, or 37% of total revenue, for the six months ended June 30, 2011, from $228.7 million, or 36% of total revenue, for the comparable period in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses as discussed above. For the six months ended June 30, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements.

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

At June 30, 2011, we had approximately $1.4 billion of total debt and capital lease obligations and $509.3 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $475.6 million of cash, cash equivalents and short-term investments at December 31, 2010. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $26.8 million from December 31, 2010 primarily due to cash provided by operating activities resulting from higher Modified EBITDA and cash proceeds from stock option exercises partially offset by an increase in our total debt resulting from accretion of the discount on our Convertible Debentures, capital expenditures and repurchases of our common stock.

Working capital, defined as current assets less current liabilities, was $348.8 million as of June 30, 2011, an increase of $34.0 million from December 31, 2010. Our working capital ratio, defined as current assets divided by current liabilities, was 2.13 as of June 30, 2011 compared to 2.04 as of December 31, 2010. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA.

Cash Flow Activity

Cash and cash equivalents were $379.2 million and $352.6 million as of June 30, 2011 and 2010, respectively. In addition, we had investments of $130.0 million and $134.3 million as of June 30, 2011 and 2010, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Six months ended June 30,
	2011	2010
	(amounts in thousands)
Cash provided by operating activities	$215,858	$190,139
Cash used in investing activities	(182,189)	(280,833)
Cash used in financing activities	(11,360)	(2,580)

Increase (decrease) in cash and cash equivalents	$22,309	$(93,274)

Operations. Cash provided by operating activities was $215.9 million for the six months ended June 30, 2011 compared to $190.1 million for the same period in 2010. This increase in cash provided by operating activities primarily related to higher Modified EBITDA and changes in working capital that are largely due to the timing of payments to vendors and collection of receivables.

Investing. Cash used in investing activities was $182.2 million for the six months ended June 30, 2011 compared to $280.8 million for the same period in 2010, primarily a result of lower purchases of investments in 2011, net of proceeds from investments. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Cash used for capital expenditures in the six months ended June 30, 2011 was $169.6 million, the majority of which was success-based spending initiatives (see “Capital Expenditures and Requirements” below), compared to $165.9 million in the six months ended June 30, 2010.

Financing. Cash used in financing activities was $11.4 million for the six months ended June 30, 2011, primarily consisting of repurchases of $15.4 million of our common stock, payments of $3.5 million on the Term Loan and capital lease obligations partially offset by proceeds of $7.5 million from exercises of stock options net of withholding taxes paid by us on behalf of employees in net share settlements of restricted stock. Cash used in financing activities was $2.6 million for the six months ended June 30, 2010, primarily consisting of payments of $3.7 million on the Term Loan and capital lease obligations and repurchases of $3.5 million of our common stock partially offset by net proceeds of $3.7 million from issuance of the 2018 Notes and retirement of the 2014 Notes.

As of June 30, 2011, we had the following indebtedness outstanding or available:

Instrument	Principal amount outstanding	Aggregate annual estimated interest payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,744	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	470,407	18,712
Term Loan, Eurodollar rate + 1.75%-2.0% due 2013 (3)	102,593	2,521
Undrawn $80 million Revolver expires 2014	—	—

(1)	The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock.
(2)	The aggregate annual interest payments are based on the weighted average effective interest rate, including the interest rate swap described below, of 3.98% at June 30, 2011.
(3)	As of June 30, 2011, a spread of 1.75% over the applicable Eurodollar rate was in effect. The aggregate annual interest payments are based on the weighted average effective interest rate, including the interest rate swap described below, of 2.46% at June 30, 2011.

On November 5, 2008, we entered into a three year interest rate swap commencing November 28, 2008 with a 2.96% fixed interest rate that hedges the interest rate on the second $100 million of the Term Loan resulting in a total rate, based on a weighted average rate of the applicable spread for the Term Loan due 2016 and the Term Loan due 2013, of 5.94% on a notional amount of $100 million.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of June 30, 2011. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c	Approximately $470.4 million of the Term Loan matures in December 2016 and approximately $102.6 million of the Term Loan matures in January 2013.

d	The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock.

Capital Expenditures and Requirements

Our total capital expenditures were $170.1 million for the six months ended June 30, 2011 compared to $165.9 million for the same period in 2010, with the majority of capital expenditures in each period for success-based initiatives. In each of the years ended 2005 through 2010, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that are directly linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending to return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures fluctuate as our volume of sales and service installations increases or decreases.

For the full year 2011, we expect total capital expenditures to be approximately $340 million to $350 million (see “Capital Resources” below for discussion of anticipated funding sources), the majority of which we expect to be for success based investments for new sales opportunities primarily for building additions, network and increased connectivity to wireless providers and the balance for longer term investments for strategic fiber network expansions and key foundational IT initiatives which support our network platform, products and customer experience. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending in 2011 due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

Capital Resources

Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our undrawn Revolver, to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of June 30, 2011, the absence of significant debt maturities until 2013, the extension of a significant portion of our Term Loan from January 2013 to December 2016, the replacement of our 9 1/4% Senior Notes due February 2014 with the 2018 Notes, the absence of financial maintenance covenants in our Term Loan, $379.2 million in cash and cash equivalents, $130.0 million in short-term investments and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our products, an acceleration of customer disconnections or other adverse factors or if we make material acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available to us in the future.

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

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the Revolver and Term Loan agreements also may constitute an event of default under the indenture for the 2018 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the Revolver agreement. We are required to offer to prepay the 2018 Notes and the Term Loans on an individual basis if a change of control and a debt rating decline occurs as defined in the indenture for the 2018 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of June 30, 2011, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Other risks, such as a rating downgrade on our debt, could further impact our potential access to financing sources.

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

Possible Future Uses of Cash. Our financial performance and cash, cash equivalent and short-term investments of $509.3 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into additional interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace all or a portion of our Term Loan and Revolver or our Convertible Debentures. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we meet a minimum current liquidity test of $300 million and other tests, which we met as of June 30, 2011, and do not use the Revolver proceeds for this purpose. In addition, we may consider repurchasing shares of our common stock in public or private transactions. On February 4, 2011, our Board of Directors authorized us to repurchase up to $50 million of our common stock. See Part II, Item 2, “Unregistered Shares of Equity Securities and Use of Proceeds” for repurchases through June 30, 2011. Our Revolver permits annual repurchase of up to $50 million of our common stock in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes and meet certain other conditions, which conditions we met as of June 30, 2011. Unused amounts under this covenant can be carried over to subsequent years. This test under the Revolver is more restrictive than our other debt agreements. We also have the right to prepay our Term Loan in whole or in part. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.

Risk Management. As of June 30, 2011, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, debt securities issued by U.S. government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

Off-Balance Sheet Arrangements. As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of equity securities reportable during the three months ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2011	—		—	—	$41,125,863
May 1 - May 31, 2011	78	(1)	$22.20	—	41,125,863
June 1 - June 30, 2011	324,881		20.10	324,881	34,587,362

Total	324,959			324,881

(1)	Consists of restricted stock delivered back to us by certain employees to satisfy minimum tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we withhold the number of shares from the awards sufficient to satisfy employees’ minimum tax withholding obligations, which we pay on behalf of the employees.

(2)	On February 7, 2011, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. The authorization has no expiration date, and may be suspended or discontinued at any time. As of June 30, 2011, approximately $34.6 million remained available under the authorization.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: August 8, 2011	By:	/S/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –	Amendment and Restatement Agreement (including Amended and Restated Credit Agreement), dated as of December 2, 2010, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the Consenting Lenders and Wells Fargo Bank, National Association, as administrative and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2010)*

4.3 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.4 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009)*

4.5 –	Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.6 –	First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document**

101.SCH –	XBRL Taxonomy Extension Schema Document**

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.