Form 10-K/A
period 2010-12-31
tw telecom inc.
filed 2011-11-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

tw telecom inc.

Form 10-K/A

Explanatory Note

This Amendment No. 2 to the annual report of tw telecom inc. on Form 10-K/A (“Form 10-K/A”) amends our annual report on Form 10-K for the year ended December 31, 2010, which was originally filed on February 24, 2011, as amended by our Form 10-K/A dated May 4, 2011 (“Original Form 10-K”). This amendment is being filed for the purpose of restating certain amounts in the Selected Financial Data in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Financial Statements in Item 8 and Controls and Procedures in Item 9A, as well as for currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The certifications of our principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

Our financial statements included in the Original Form 10-K were prepared reflecting the reliance on a valuation allowance related tax planning strategy for the sale and leaseback of appreciated assets to support the recognition of certain deferred tax assets in periods prior to June 30, 2010. The reliance on this tax planning strategy and related accounting conclusions resulted in a lower valuation allowance against the Company’s historical deferred tax assets in periods prior to June 30, 2010 than would have been recorded without reliance on those conclusions. As a result of a technical re-evaluation of the accounting guidance, the restated financial statements resulted in the establishment of a non-cash valuation allowance against a tax asset that was originally recorded in 2001 and the recognition of non-cash tax expense in the periods from the fourth quarter of 2006 until the first quarter of 2010, all of which were reversed in the second quarter of 2010 resulting in no cumulative net impact to net income across periods from 2001 to 2010. The restatement increased the income tax benefit and net income by $69.4 million for the year ended December 31, 2010; increased income tax expense and decreased net income $9.2 million for the year ended December 31, 2009; and increased income tax expense and increased net loss $9.1 million for the year ended December 31, 2008. Basic and diluted earnings (loss) per share were increased by $0.46 and $0.40, respectively, for the year ended December 31, 2010; decreased $0.07 and $0.06, respectively, for the year ended December 31, 2009; and decreased $0.06 and $0.06, respectively, for the year ended December 31, 2008.

We believe that the restatement does not reflect any economic impact on the Company, any trends in the Company’s business or any current or prospective impact on the Company’s results of operations, the timing of its future ability to use net operating loss carryforwards or the Company’s compliance with its debt covenants. This restatement relates to non-cash entries in the financial statements and has no effect on cash flows or cash balances.

The restatement is more fully described in Note 2 to the Notes to Consolidated Financial Statements.

In connection with the restatements of certain of our financial statements described in more detail elsewhere in this Form 10-K/A, our management reassessed the effectiveness of the Company’s disclosure controls and procedures. As a result of that reassessment, our management determined that there was a control deficiency in its internal control over financial reporting in the area of accounting for income taxes specific to tax planning strategies related to the need for a valuation allowance against deferred tax assets that constitutes a material weakness. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weakness identified, see Part II — Item 9A included in this Amended Filing.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K other than the restatement for the matter discussed above. Such events include, among other things, the events described in our current reports on Form 8-K and Forms 10-Q/A after the date of the Original Form 10-K. Concurrent with this filing of Form 10-K/A, we will file an amended Form 10-Q for each of the periods ended March 31, 2011 and June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K/A is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of our stockholders, which we filed with the U.S. Securities and Exchange Commission on April 28, 2011.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes and the restatement of certain historical financial information described in the Explanatory Note to this report, future tax benefits and expense, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, potential changes in certain accounting reserves and allowances and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and our telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. The information contained on our website is not part of, nor is it incorporated by reference into, this Annual Report on Form 10-K/A. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports are available on our website free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we have posted, and intend to disclose on our website, any amendments to or waivers from, our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within four business days following the date of such amendment or waiver.

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

Beginning in late 2007 and throughout 2008 and 2009, the economic environment had varying degrees of impact on our business, reflected primarily in longer sales cycles, decreased sales and higher customer disconnections that dampened our revenue growth. Although there are indications that a slow economic recovery has begun to occur and we have experienced a decline in customer disconnections (see—”Several customers account for a significant portion of our revenue, and some of our customers may disconnect their services due to price competition, customer consolidations, financial difficulties or other factors”) and increased demand for our services resulting in slightly higher revenue growth in 2010 compared to 2009, there is no assurance that this recent trend will continue. If the economic recovery slows or stalls, there is risk that customer disconnections may increase along with bad debts, and prices and new sales may decline or sales may be delayed due to decreased demand for our services, customer cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. Our revenue, margins and cash flow are subject to fluctuations in the ordinary course of business due to the timing of sales and installations, disputes and dispute resolutions, pricing declines upon contract renewals, expense and capital expenditures, and seasonality in sales and usage-based services. An extended economic recovery or a return to recession could amplify the effect of those normal fluctuations on our results. A slower economic recovery could also impact key vendors that supply critical equipment and software or other goods and services that we rely upon in the provision of our services. There is no assurance that we could replace key products or services with alternate providers on a timely and cost efficient basis if our key vendors experience a financial crisis.

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

Comparison of Cumulative Total Return on Investment

	Years Ended December 31,
	2005	2006	2007	2008	2009	2010
tw telecom inc.	$100.00	$202.34	$205.99	$85.99	$174.11	$173.10
NASDAQ Composite Index	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
NASDAQ Telecommunications Index	$100.00	$127.76	$139.48	$79.53	$117.89	$122.52

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table presents our purchases of equity securities reportable during the three months ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1—October 31, 2010	—	$—	—	$38,294,987
November 1—November 30, 2010	2,042,743	16.75	2,042,743	4,005,889
December 1—December 31, 2010	238,230	16.78	238,230	1,015

Total	2,280,973		2,280,973

(1)	On June 11, 2010, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock and as of December 31, 2010 approximately $50 million, including fees, had been repurchased. On February 7, 2011, we announced that our Board of Directors authorized the repurchase of up to an additional $50 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. The authorization has no expiration date, and may be suspended or discontinued at any time.

Item 6.	Selected Financial Data

Selected Consolidated and Combined Financial and Other Operating Data

The following table is derived in part from our audited consolidated financial statements. For a detailed description of the restatement, see Note 2 — Restatement of Consolidated Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	Restated	Restated	Restated	Restated	Restated
	(amounts in thousands, except per share and operating data amounts and ratios)
Statements of Operations Data:
Revenue (1)(2):
Data and Internet services	$547,218	$472,647	$399,928	$318,269	$216,419
Network services	359,169	370,859	387,339	393,569	355,996
Voice services	332,870	333,274	334,692	327,246	201,968
Intercarrier compensation	33,914	34,610	37,060	44,595	37,992

Total revenue	1,273,171	1,211,390	1,159,019	1,083,679	812,375

Costs and expenses (3):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (2)(4)	528,965	503,960	491,375	470,038	311,532
Selling, general, and administrative (4)	308,470	297,290	291,985	296,638	228,485
Depreciation, amortization, and accretion	289,564	296,167	285,783	279,454	256,091

Total costs and expenses	1,126,999	1,097,417	1,069,143	1,046,130	796,108

Operating income	146,172	113,973	89,876	37,549	16,267

Interest expense, net	(80,344)	(83,641)	(87,028)	(88,347)	(88,345)
Debt extinguishment costs	(17,070)	—	—	—	(36,874)
Other income (loss), net	825	—	(7,767)	(3,022)	—

Income (loss) before income taxes	49,583	30,332	(4,919)	(53,820)	(108,952)
Income tax (benefit) expense (5)	(291,295)	11,921	11,491	10,059	1,552

Net income (loss)	$340,878	$18,411	$(16,410)	$(63,879)	$(110,504)

Basic income (loss) per share	$2.26	$0.12	$(0.11)	$(0.44)	$(0.89)

Diluted income (loss) per share	$2.12	$0.12	$(0.11)	$(0.44)	$(0.89)

Weighted average shares outstanding, basic	149,156	148,087	147,251	144,956	124,078
Weighted average shares outstanding, diluted	171,456	149,852	147,251	144,956	124,078

Other Operating Data:
Modified EBITDA (6)(7)	$463,568	$436,658	$399,016	$339,003	$286,023
Modified EBITDA margin (6)(7)(8)	36%	36%	34%	31%	35%
Net cash provided by operating activities	$385,752	$390,478	$305,520	$264,207	$174,558
Capital expenditures	$321,844	$274,890	$276,857	$259,527	$192,679
Net interest coverage ratio (9)	7.9	6.8	5.8	4.7	4.9

Operating Data (as of the end of each period presented):
Operating networks	75	75	75	75	75
Fiber connected buildings, on-net	11,876	10,407	9,422	8,355	7,457
Employees	2,975	2,870	2,844	2,859	2,784

Balance Sheet Data (as of the end of each period presented):
Cash and cash equivalents	$356,922	$445,907	$352,176	$321,531	$221,553
Investments, short-term	118,672	24,865	—	—	87,900
Property, plant, and equipment, net	1,356,612	1,294,372	1,306,910	1,294,900	1,294,112
Total assets	2,650,954	2,328,462	2,228,822	2,207,450	2,190,434
Long-term debt and capital lease obligations	1,338,297	1,300,370	1,284,178	1,273,640	1,265,260
Total debt and capital lease obligations	1,345,499	1,307,939	1,291,399	1,280,977	1,271,939
Total stockholders’ equity	$966,641	$644,388	$594,716	$588,986	$599,019
Leverage ratios (10):
Gross	3.0	3.1	3.4	4.1	4.8
Net	2.0	2.1	2.6	3.1	3.8

(1)	Includes revenue from transactions with affiliates of $13.1 million in 2006. There was no revenue from transactions with affiliates in 2010, 2009, 2008 or 2007.
(2)	We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. Beginning January 1, 2007, we added additional fees billed to customers and remitted to government authorities in our gross revenue. This had no impact on Modified EBITDA or net income (loss), but increased revenue and operating expenses by $17.3 million, $16.8 million, $17.0 million and $14.9 million for the years ending December 31, 2010, 2009, 2008 and 2007, respectively.
(3)	Includes expenses from transactions with affiliates of $6.6 million in 2006. There were no expenses from transactions with affiliates in 2010, 2009, 2008 or 2007.
(4)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands)
Operating	$3,261	$3,654	$3,758	$3,555	$2,075
Selling, general, and administrative	24,571	22,864	19,599	18,445	11,590

(5)	Includes a non-cash income tax benefit of $299.0 million for the year ending December 31, 2010 to recognize the value of tax assets.
(6)	“Modified EBITDA” is a non-GAAP financial measure that we define as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our Revolver and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our senior notes differs from the definition of Modified EBITDA used in this table. The definition of EBITDA under our Revolver and Term Loan, discussed below, and senior notes also excludes certain non-cash items. However, the resulting calculation is not materially different from the calculation of Modified EBITDA as defined for the periods presented. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies.
(7)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	Restated	Restated	Restated	Restated	Restated
	(amounts in thousands)
Net income (loss)	$340,878	$18,411	$(16,410)	$(63,879)	$(110,504)
Income tax (benefit) expense	(291,295)	11,921	11,491	10,059	1,552
Interest income	(608)	(360)	(6,308)	(17,489)	(20,054)
Interest expense	80,952	84,001	93,336	105,836	108,399
Debt extinguishment costs	17,070	—	—	—	—
Other (income) loss, net	(825)	—	7,767	3,022	36,874
Depreciation, amortization and accretion	289,564	296,167	285,783	279,454	256,091
Non-cash stock-based compensation	27,832	26,518	23,357	22,000	13,665

Modified EBITDA	$463,568	$436,658	$399,016	$339,003	$286,023

The reconciliation between net cash provided by operations and Modified EBITDA is as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	Restated	Restated	Restated	Restated	Restated
	(amounts in thousands)
Net cash provided by operations	$385,752	$390,478	$305,520	$264,207	$174,558
Income tax (benefit) expense	(291,295)	11,921	11,491	10,059	1,552
Deferred income taxes	293,529	(9,175)	(9,144)	(9,059)	(1,524)
Interest income	(608)	(360)	(6,308)	(17,489)	(20,054)
Interest expense	80,952	84,001	93,336	105,836	108,399
Discount on debt, amortization of deferred debt issue costs and other	(21,404)	(20,036)	(19,580)	(16,877)	(13,450)
Changes in operating assets and liabilities	16,642	(20,171)	23,701	2,326	36,542

Modified EBITDA	$463,568	$436,658	$399,016	$339,003	$286,023

(8)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.
(9)	Our net interest coverage ratio is calculated by dividing net cash interest expense by Modified EBITDA. We believe that our net interest coverage ratio provides a measurement of our ability to cover our interest payments on our debt and capital lease obligations. For this purpose, the net cash interest expense excludes non-cash interest expense. The reconciliation between interest expense and net cash interest expense is as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands)
Interest expense	$80,952	$84,001	$93,336	$105,836	$108,399
Discount on debt and amortization of deferred debt issue costs	(21,417)	(19,418)	(18,025)	(16,785)	(13,376)
Interest income	(608)	(360)	(6,308)	(17,489)	(20,054)

Net cash interest expense	$58,927	$64,223	$69,003	$71,562	$74,969

(10)	Our gross leverage ratio is calculated by dividing the principal amount of our total debt and capital lease obligations by Modified EBITDA. Our net leverage ratio is calculated by dividing the principal amount of our total debt and capital lease obligations less cash and cash equivalents and short-term investments by Modified EBITDA. We believe that our leverage ratios provide a measurement of our ability to cover our total debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis has been updated to reflect the restatement of the consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheets as of December 31, 2010 and 2009. The restatement increased the income tax benefit and net income $69.4 million for the year ended December 31, 2010; increased the income tax expense and decreased net income $9.2 million for the year ended December 31, 2009; increased the income tax expense and net loss $9.1 million for the year ended December 31, 2008; and increased approximately $18.2 million and $45.7 million of a valuation allowance reducing deferred tax assets on the balance sheets as of December 31, 2010 and 2009, respectively. For a more detailed description of the restatement, see Note 2 — Restatement of Consolidated Financial Statements. You should read this discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

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

Deferred Tax Accounting

We have had a history of NOLs for tax purposes. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. During 2010, we determined that it is more likely than not that the vast majority of our deferred tax assets, including NOLs, will be realized, and as a result reversed $299.0 million of the valuation allowance. In making this determination, we analyzed, among other things, our recent history of earnings, cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance recorded during 2010 resulted in an income tax benefit of $299.0 million, or $1.98 per basic share and $1.72 per diluted share, for the year ended December 31, 2010, and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 30, 2010. We expect our 2011 effective tax rate to be approximately 45%. Beginning in the first quarter of 2011, we anticipate that net income and earnings per share will be impacted by greater income tax expense, which may fluctuate from period to period.

We continue to maintain a valuation allowance against certain deferred tax assets totaling $36.2 million. We believe it is more likely than not that deferred tax assets resulting from NOLs subject to certain limitations and those that require future income of special character will not be realized. Additionally, we have certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance.

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

Stock-Based Compensation

We recognize the cost of share-based payments as compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units granted is determined based on the market price of our common stock at the date of grant. We use the Black-Scholes pricing model to estimate the fair value of options as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 and Note 9 to the consolidated financial statements for a further discussion of our stock-based compensation plans.

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

Results of Operations

The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. For a detailed description of the restatement, see Note 2 — Restatement of Consolidated Financial Statements. This table should be read together with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2010		2009		2008
	Restated		Restated		Restated
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$547,218	43%	$472,647	39%	$399,928	35%
Network services	359,169	28	370,859	31	387,339	33
Voice services	332,870	26	333,274	27	334,692	29
Intercarrier compensation	33,914	3	34,610	3	37,060	3

Total revenue	1,273,171	100	1,211,390	100	1,159,019	100

Costs and expenses:
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	528,965	42	503,960	42	491,375	42
Selling, general, and administrative (1)	308,470	24	297,290	25	291,985	25
Depreciation, amortization, and accretion	289,564	23	296,167	24	285,783	25

Total costs and expenses	1,126,999	89	1,097,417	91	1,069,143	92

Operating income	146,172	11	113,973	9	89,876	8
Interest expense	(80,952)	(6)	(84,001)	(7)	(93,336)	(8)
Debt extinguishment costs	(17,070)	(1)	—	—	—	—
Interest income	608	—	360	—	6,308	1
Other income (loss), net	825	—	—	—	(7,767)	(1)

Income (loss) before income taxes	49,583	4	30,332	2	(4,919)	—
Income tax (benefit) expense	(291,295)	23	11,921	(1)	11,491	(1)

Net income (loss)	$340,878	27%	$18,411	2%	$(16,410)	(1)%

Basic income (loss) per common share	$2.26		$0.12		$(0.11)

Diluted income (loss) per common share	$2.12		$0.12		$(0.11)

Weighted average shares outstanding, basic	149,156		148,087		147,251

Weighted average shares outstanding, diluted	171,456		149,852		147,251

Modified EBITDA and Modified EBITDA margin (2)(3)	$463,568	36%	$436,658	36%	$399,016	34%
Net cash provided by operating activities	385,752		390,478		305,520
Net cash used in investing activities	(418,049)		(290,589)		(273,759)
Net cash used in financing activities	(56,688)		(6,158)		(1,116)

(1)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)
Operating	$3,261	$3,654	$3,758
Selling, general, and administrative	24,571	22,864	19,599

(2)	See Note 6 and 7 in “Item 6. Selected Financial Data” for a definition of “Modified EBITDA” and for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.
(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

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

Income Tax (Benefit) Expense. Income tax benefit was $291.3 million for the year ended December 31, 2010 compared to income tax expense of $11.9 million for the comparable period in 2009. This change primarily related to a $299.0 million non-cash income tax benefit recognized during the three months ended June 30, 2010 resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 8 to the consolidated financial statements). Although we did not recognize significant federal income tax expense for the remainder of 2010, we expect our income tax expense to increase beginning in 2011 and may fluctuate from period to period (see “Critical Accounting Policies and Estimates-Deferred Tax Accounting”). We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $340.9 million for the year ended December 31, 2010 compared to $18.4 million in 2009. The increase in net income of $322.5 million resulted from the non-cash income tax benefit of $299.0 million, an increase in Modified EBITDA, a decrease in depreciation, amortization and accretion, and lower interest expense partially offset by $17.1 million in debt extinguishment costs as described above. Modified EBITDA increased $26.9 million to $463.6 million, or 36% of total revenue for the year ended December 31, 2010, from $436.7 million, or 36% of total revenue in 2009. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth, network cost efficiencies, and lower bad debt expense, partially offset by an increase in employee and field related costs. While we anticipate achieving additional efficiencies in our business, we expect any significant future improvement in our Modified EBITDA margin will result from revenue growth rather than cost reductions, given the substantial efficiencies we accomplished over the last several years. For the years ended December 31, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See “Item 6. Selected Financial Data” Note 6 for a definition of Modified EBITDA and Note 7 for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operations.

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

Income Tax Expense. Income tax expense was $11.9 million for the year ended December 31, 2009 compared to $11.5 million for the comparable period in 2008.

Net Income (Loss) and Modified EBITDA. Net income was $18.4 million, or $0.12 earnings per share, for the year ended December 31, 2009 compared to a net loss of $16.4 million, or $0.11 loss per share, in 2008. The increase of $34.8 million was primarily the result of the contribution from revenue growth partially offset by an increase in operating, selling, general and administrative and depreciation expenses, and a $7.8 million other loss in 2008 as described above that did not recur. Modified EBITDA increased $37.6 million to $436.7 million, or 36% of total revenue for the year ended December 31, 2009, from $399.0 million, or 34% of total revenue from the comparable period in 2008. The increase in Modified EBITDA and Modified EBITDA margin was primarily the result of the contribution from revenue growth and cost efficiencies from network and other optimization efforts partially offset by cost settlements in the prior year that did not recur and increases in employee costs.

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

Working capital, defined as current assets less current liabilities, was $312.8 million as of December 31, 2010, an increase of $32.6 million from December 31, 2009. Our working capital ratio, defined as current assets divided by current liabilities, was 2.04 as of December 31, 2010 as compared to 1.95 as of December 31, 2009. The increase in working capital is primarily a result of recognition of the value of deferred tax assets and cash provided by operating activities resulting from higher Modified EBITDA.

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

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
Term Loan B (January 2013 tranche) due 2013	$103,130	$1,074	$1,074	$100,982	$—	$—	$—
Term Loan B (extended tranche) due 2016	472,870	4,926	4,926	4,926	4,926	4,926	448,240
8% Senior Notes due 2018	430,000	—	—	—	—	—	430,000
2.375% Convertible Senior Debentures due 2026 (1)	373,744	—	—	373,744	—	—	—

Total principal payments	$1,379,744	$6,000	$6,000	$479,652	$4,926	$4,926	$878,240
Interest payments on long-term debt (2)	384,483	64,706	61,736	55,581	50,460	50,287	101,713
Capital lease obligations including interest (3)	23,563	2,376	2,009	2,021	1,970	2,047	13,140
Operating lease obligations	317,660	48,296	47,454	42,554	37,338	30,569	111,449
Fixed maintenance obligations	49,734	3,242	3,242	3,242	3,242	3,242	33,524
Purchase obligations
Purchase orders (4)	29,274	29,274	—	—	—	—	—
Network costs (5)	219,475	66,129	56,385	47,608	33,464	15,127	762

Total	$2,403,933	$220,023	$176,826	$630,658	$131,400	$106,198	$1,138,828

(1)	Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock (see Note 5 to the consolidated financial statements); therefore, the repayment obligation is presented in full at the earliest maturity date. The amount presented in the table above assumes that the repayment obligation is repaid at par value. If the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000. Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock.

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

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2010. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2010 was filed on February 24, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. Subsequent to that evaluation, as a result of the restatement described below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2010 because of a material weakness in our internal control over financial reporting, described below. Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our consolidated financial statements for the periods included in the Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

For additional information regarding the restatements of certain of our historical financial results and the material weakness identified by management, see Note 2 to the Notes to Consolidated Financial Statements in this Form 10-K/A for the year ended December 31, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. However, as a result of the identification of the specific issue that led to the restatement and the related reassessment of internal control over financial reporting in the fourth quarter of 2011, we will put into place remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, the Company will routinely evaluate the necessity for third party tax specialists’ advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in connection with the preparation of its financial statements, including tax planning strategies related to our valuation allowance.

Management’s Report on Internal Control over Financial Reporting

Management of tw telecom is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Our internal control structure is designed to provide reasonable assurance to our management and the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements prepared for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management initially concluded that, as of December 31, 2010, our internal control over financial reporting was effective. However, as a result of the identification of the specific issue that caused the restatements described in Note 2 to the Notes to the Consolidated Financial Statements, management subsequently determined that there is a material weakness in the internal control over the assessment of income tax planning strategies in connection with our deferred tax asset, as described below, and our Chief Executive Officer and Chief Financial Officer, have subsequently concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the identification of an error within our assessment of income tax planning strategies in connection with our deferred tax assets, the Company restated its financial statements for the years ended December 31, 2010, 2009 and 2008. The resulting restatements are more fully described in Note 2 to Consolidated Financial Statements included in this Form 10-K/A.

As a consequence of the determination that there was a need to restate the financial statements, management has concluded that the deficiency in the internal control over the assessment of income tax planning strategies in connection with our deferred tax asset constitutes a material weakness in internal control over financial reporting.

As a result of this amended report of management on internal control over financial reporting, Ernst & Young LLP, the Company’s independent registered public accounting firm, which also audited the Company’s Consolidated Financial Statements included in this Form 10-K/A, has issued an updated attestation report on the Company’s internal control over financial reporting, which is provided below.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As a result of the identification of the specific issue that led to the restatements and the related reassessment of internal control over financial reporting, the Company is implementing remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting. Specifically, the Company will routinely evaluate the necessity for third party tax specialists’ advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in the preparation of its financial statements, including tax planning strategies related to our valuation allowance.

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

In our report dated February 24, 2011, we expressed an unqualified opinion on internal control over financial reporting. Management has subsequently determined that a deficiency in controls as described in the following paragraph existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management has revised its assessment, as presented in Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: deficiencies in the operating effectiveness of the Company’s internal controls over the assessment of income tax planning strategies when determining a valuation allowance. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of tw telecom inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements and financial statement schedule and this report does not affect our report on such consolidated financial statements and financial statement schedule dated February 24, 2011, except for Notes 1, 2, 8 and 13 as to which the date is November 8, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado

February 24, 2011, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 8, 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2011.

tw telecom inc.

By:	/s/ MARK A. PETERS
Mark A. Peters
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer

/s/ LARISSA L. HERDA Larissa L. Herda	Chairman, President, and Chief Executive Officer	November 8, 2011

(ii) Principal Financial Officer

/s/ MARK A. PETERS Mark A. Peters	Executive Vice President and Chief Financial Officer	November 8, 2011

(iii) Principal Accounting Officer

/s/ JILL R. STUART Jill R. Stuart	Senior Vice President, Accounting and Finance and Chief Accounting Officer	November 8, 2011

(iv) Directors

/s/ GREGORY J. ATTORRI Gregory J. Attorri	Director	November 8, 2011

/s/ SPENCER B. HAYS Spencer B. Hays	Director	November 8, 2011

/s/ LARISSA L. HERDA Larissa L. Herda	Director	November 8, 2011

/s/ KEVIN W. MOONEY Kevin W. Mooney	Director	November 8, 2011

/s/ KIRBY G. PICKLE Kirby G. Pickle	Director	November 8, 2011

/s/ ROSCOE C. YOUNG, II Roscoe C. Young, II	Director	November 8, 2011

tw telecom inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.

We have audited the accompanying consolidated balance sheets of tw telecom inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the 2010, 2009 and 2008 consolidated financial statements have been restated to correct errors in assessment of income tax planning strategies when determining the valuation allowance.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), tw telecom inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 8, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Ernst & Young LLP

Denver, Colorado

February 24, 2011, except for Notes, 1, 2, 8 and 13, as to which the date is

November 8, 2011

tw telecom inc.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	Restated	Restated
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$356,922	$445,907
Investments	118,672	24,865
Receivables, less allowances of $7,898 and $9,449, respectively	81,598	78,016
Prepaid expenses and other current assets	16,935	13,546
Deferred income taxes	40,428	13,012

Total current assets	614,555	575,346

Long-term investments	—	2,990
Property, plant and equipment	3,732,050	3,481,287
Less accumulated depreciation	(2,375,438)	(2,186,915)

	1,356,612	1,294,372

Deferred income taxes	224,795	—
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	24,444	32,220
Other assets, net	17,854	10,840

Total assets	$2,650,954	$2,328,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,436	$51,088
Deferred revenue	37,888	34,005
Accrued taxes, franchise and other fees	68,663	68,669
Accrued interest	15,208	16,219
Accrued payroll and benefits	41,772	42,589
Accrued carrier costs	35,049	35,890
Current portion debt and capital lease obligations	7,202	7,569
Other current liabilities	42,570	39,120

Total current liabilities	301,788	295,149

Long-term debt and capital lease obligations, net	1,338,297	1,300,370
Long-term deferred revenue	14,864	15,988
Long-term deferred income taxes	—	41,914
Other long-term liabilities	29,364	30,653

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 151,953 and 150,123 shares issued, respectively	1,520	1,501
Additional paid-in capital	1,802,946	1,774,553
Treasury stock, 2,707 and no shares, at cost, respectively	(45,821)	—
Accumulated deficit	(790,175)	(1,127,428)
Accumulated other comprehensive loss	(1,829)	(4,238)

Total stockholders’ equity	966,641	644,388

Total liabilities and stockholders’ equity	$2,650,954	$2,328,462

See accompanying notes to the consolidated financial statements.

tw telecom inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	Restated	Restated	Restated
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$547,218	$472,647	$399,928
Network services	359,169	370,859	387,339
Voice services	332,870	333,274	334,692
Intercarrier compensation	33,914	34,610	37,060

Total revenue	1,273,171	1,211,390	1,159,019

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	528,965	503,960	491,375
Selling, general and administrative	308,470	297,290	291,985
Depreciation, amortization, and accretion	289,564	296,167	285,783

Total costs and expenses	1,126,999	1,097,417	1,069,143

Operating income	146,172	113,973	89,876
Interest expense	(80,952)	(84,001)	(93,336)
Debt extinguishment costs	(17,070)	—	—
Interest income	608	360	6,308
Other income (loss), net	825	—	(7,767)

Income (loss) before income taxes	49,583	30,332	(4,919)
Income tax (benefit) expense	(291,295)	11,921	11,491

Net income (loss)	$340,878	$18,411	$(16,410)

Earnings per share:
Basic	$2.26	$0.12	$(0.11)

Diluted	$2.12	$0.12	$(0.11)

Weighted average shares outstanding:
Basic	149,156	148,087	147,251

Diluted	171,456	149,852	147,251

(a) Includes non-cash stock-based employee compensation expense (Note 1):
Operating	$3,261	$3,654	$3,758

Selling, general and administrative	$24,571	$22,864	$19,599

See accompanying notes to the consolidated financial statements.

tw telecom inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	Restated	Restated	Restated
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$340,878	$18,411	$(16,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	289,564	296,167	285,783
Deferred income taxes	(293,529)	9,175	9,144
Stock-based compensation	27,832	26,518	23,357
Loss on debt extinguishment	17,070	—	—
Discount on debt, amortization of deferred debt issue costs and other	20,579	20,036	19,580
Investment impairment	—	—	7,767
Changes in operating assets and liabilities:
Receivables and other assets	(5,264)	1,972	(3,404)
Accounts payable	(12,482)	4,689	(666)
Accrued interest	(1,039)	(1,082)	605
Accrued payroll and benefits	(817)	4,344	1,685
Other liabilities	2,960	10,248	(21,921)

Net cash provided by operating activities	385,752	390,478	305,520

Cash flows from investing activities:
Capital expenditures	(321,844)	(266,997)	(274,519)
Purchases of investments	(246,575)	(24,892)	—
Proceeds from sale of investments	154,786	—	3,699
Proceeds from sale of assets and other investing activities, net	(4,416)	1,300	(2,939)

Net cash used in investing activities	(418,049)	(290,589)	(273,759)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,045	1,834	5,930
Purchases of treasury stock	(49,911)	—	—
Retirement of debt obligations	(413,683)	—	—
Net proceeds from issuance of debt	413,069	—	—
Payment of debt and capital lease obligations	(7,208)	(7,992)	(7,046)

Net cash used in financing activities	(56,688)	(6,158)	(1,116)

(Decrease) increase in cash and cash equivalents	(88,985)	93,731	30,645
Cash and cash equivalents at beginning of year	445,907	352,176	321,531

Cash and cash equivalents at end of year	$356,922	$445,907	$352,176

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,169	$68,049	$77,006

Cash paid for debt extinguishment costs	$13,677	$—	$—

Cash paid for income taxes, net of refunds	$4,653	$3,001	$2,072

Addition of capital lease obligation	$—	$7,893	$2,338

See accompanying notes to the consolidated financial statements.

tw telecom inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended December 31, 2010, 2009 and 2008

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at January 1, 2008	146,542	$1,465	—	$—	$1,735,158	$(1,078,304)	$—	$658,319
Restatement adjustment	—	—	—	—	(18,208)	(51,125)	—	(69,333)

Balance at January 1, 2008 Restated	146,542	1,465	—	—	1,716,950	(1,129,429)	—	588,986
Net loss	—	—	—	—	—	(16,410)	—	(16,410)
Unrealized loss on cash flow hedging activities, net of tax	—	—	—	—	—	—	(7,147)	(7,147)

Total comprehensive loss	—	—	—	—	—	—	—	(23,557)
Shares issued for cash in connection with the exercise of stock options and the employee stock purchase plan	725	7	—	—	5,923	—	—	5,930
Stock-based compensation	507	6	—	—	23,351	—	—	23,357

Balance at December 31, 2008 Restated	147,774	1,478	—	—	1,746,224	(1,145,839)	(7,147)	594,716
Net income	—	—	—	—	—	18,411	—	18,411
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	—	—	2,909	2,909

Total comprehensive income	—	—	—	—	—	—	—	21,320
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	705	7	—	—	1,827	—	—	1,834
Stock-based compensation	1,644	16	—	—	26,502	—	—	26,518

Balance at December 31, 2009 Restated	150,123	1,501	—	—	1,774,553	(1,127,428)	(4,238)	644,388
Net income	—	—	—	—	—	340,878	—	340,878
Unrealized gain on cash flow hedging activities, net of tax of $703	—	—	—	—	—	—	2,421	2,421
Unrealized gain on available-for-sale securities, net of tax of $0	—	—	—	—	—	—	(12)	(12)

Total comprehensive income	—	—	—	—	—	—	—	343,287
Purchases of treasury stock	—	—	(2,946)	(49,911)	—	—	—	(49,911)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	638	7	239	4,090	573	(3,625)	—	1,045
Stock-based compensation	1,192	12	—	—	27,820	—	—	27,832

Balance at December 31, 2010 Restated	151,953	$1,520	(2,707)	$(45,821)	$1,802,946	$(790,175)	$(1,829)	$966,641

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

Cash Equivalents and Investments

The Company considers all highly liquid debt instruments with an original maturity of three months or less, when purchased, to be cash equivalents. The appropriate classification of securities is determined at the time of purchase and is reevaluated as of the end of each period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income or loss. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. See Note 3 for further information.

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Years ended December 31,
	2010	2009	2008
	Restated	Restated	Restated
	(amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$340,878	$18,411	$(16,410)
Allocation of net income to unvested restricted stock awards	(4,471)	(126)	—

Net income allocated to common stockholders, basic	336,407	18,285	(16,410)

Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	26,443	—	—

Net income allocated to common stockholders, diluted	$362,850	$18,285	$(16,410)

Denominator
Basic weighted average shares outstanding	149,156	148,087	147,251

Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	20,050	—	—
Stock options	1,694	883	—
Unvested restricted stock	556	882	—

Diluted weighted average shares outstanding	171,456	149,852	147,251
Basic earnings per share	$2.26	$0.12	$(0.11)

Diluted earnings per share	$2.12	$0.12	$(0.11)

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Restatement of Consolidated Financial Statements

The Company’s financial statements for the years ended December 31, 2010, 2009 and 2008 included in its Original Form 10-K were prepared reflecting the reliance on a tax planning strategy for the sale and leaseback of appreciated assets to support the recognition of certain deferred tax assets in periods prior to June 30, 2010. The reliance on this tax planning strategy and related accounting conclusions resulted in a lower valuation allowance against the Company’s historical deferred tax assets in periods prior to June 30, 2010. The restated financial statements correct errors in the previously issued financials statements related to the reliance on this tax planning strategy and reflect an increase in accumulated deficit and income tax expense and a reduction to additional paid-in capital to increase the historical valuation allowance against the deferred tax assets followed by a subsequent reversal of the increased valuation allowance reflected in income tax expense and accumulated deficit in the year ended December 31, 2010. The following tables summarize the impacts of these adjustments on the Company’s previously reported results filed on our Annual Report on Form 10-K for the year ended December 31, 2010.

The effects of the restatement on the consolidated balance sheets as of December 31, 2010 and 2009 are summarized in the following table:

	December 31, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Assets:
Deferred income taxes—current	$42,433	$(2,005)	$40,428
Total current assets	616,560	(2,005)	614,555
Deferred income taxes—non current	240,998	(16,203)	224,795
Total assets	2,669,162	(18,208)	2,650,954
Liabilities and Stockholders’ Equity:
Additional paid-in capital	1,821,154	(18,208)	1,802,946
Total stockholders’ equity	984,849	(18,208)	966,641
Total liabilities and stockholders’ equity	2,669,162	(18,208)	2,650,954

	December 31, 2009
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Assets:
Deferred income taxes—current	$29,574	$(16,562)	$13,012
Total current assets	591,908	(16,562)	575,346
Deferred income taxes—non current	29,176	(29,176)	—
Total assets	2,374,200	(45,738)	2,328,462
Liabilities and Stockholders’ Equity:
Deferred income taxes	—	41,914	41,914
Additional paid-in capital	1,792,761	(18,208)	1,774,553
Accumulated deficit	(1,057,984)	(69,444)	(1,127,428)
Total stockholders’ equity	732,040	(87,652)	644,388
Total liabilities and stockholders’ equity	2,374,200	(45,738)	2,328,462

The effects of the restatement on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	Year ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Income tax benefit	$(221,851)	$(69,444)	$(291,295)
Net income	271,434	69,444	340,878
Earnings per share:
Basic	$1.80	$0.46	$2.26
Diluted	$1.72	$0.40	$2.12

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Income tax benefit	$2,746	$9,175	$11,921
Net income	27,586	(9,175)	18,411
Earnings per share:
Basic	$0.19	$(0.07)	$0.12
Diluted	$0.18	$(0.06)	$0.12

	Year ended December 31, 2008
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Income tax benefit	$2,347	$9,144	$11,491
Net loss	(7,266)	(9,144)	(16,410)
Earnings per share:
Basic	$(0.05)	$(0.06)	$(0.11)
Diluted	$(0.05)	$(0.06)	$(0.11)

The effects of the restatement on the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	Year ended December 31, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Cash flow from operating activities:
Net income	$271,434	$69,444	$340,878
Deferred income taxes	(224,085)	(69,444)	(293,529)
Net cash provided by operating activities	385,752	—	385,752

	Year ended December 31, 2009
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Cash flow from operating activities:
Net income	$27,586	$(9,175)	$18,411
Deferred income taxes	—	9,175	9,175
Net cash provided by operating activities	390,478	—	390,478

	Year ended December 31, 2008
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Cash flow from operating activities:
Net income	$(7,266)	$(9,144)	$(16,410)
Deferred income taxes	—	9,144	9,144
Net cash provided by operating activities	305,520	—	305,520

3. Investments

The Company’s investments at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$323,206	$425,259
Corporate debt securities	30,495	20,000

Total cash equivalents	353,701	445,259
Debt securities issued by the U.S. Treasury	—	20,785
Corporate debt securities	88,471	4,080
Debt securities issued by U.S. Government agencies	30,201	—
Long-term investments	—	2,990

Total cash equivalents, investments and long-term investments	$472,373	$473,114

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2008, the Company recognized an impairment loss of $7.8 million on commercial paper investments purchased in 2007 with exposure to sub-prime mortgages that were past their maturity dates. There was no such loss during the year ended December 31, 2009. The carrying value of these securities was $3.0 million at December 31, 2009, and are classified as long-term investments in the December 31, 2009 consolidated balance sheet. The carrying value was estimated based principally on data from financial advisors to fiduciaries for the commercial paper holders (see Note 7). During the year ended December 31, 2010, the Company received $3.8 million in proceeds from liquidation of these securities, resulting in an $0.8 million realized gain recorded in other income.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Long-Term Debt

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Term Loan B

As of December 31, 2010, Holdings had a $680 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) and an undrawn $80 million revolving credit facility (the “Revolver”). On December 2, 2010, Holdings amended and restated the Credit Facility agreement to extend from January 2013 to December 2016 the maturity of approximately $474.1 million (the “extended tranche”) of the $577.5 million in principal amount of the Term Loan then outstanding. The January 2013 maturity date of the remaining $103.4 million in principal amount (the “January 2013 tranche”) was unchanged. The term of Holdings’ undrawn Revolver was extended from October 2011 to December 2014. As of December 31, 2010, Holdings had outstanding $472.9 million principal amount of the extended tranche and $103.1 million of the January 2013 tranche. Components of the Credit Facility, as amended, and related financing are detailed below:

•

The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter. Interest on the January 2013 tranche is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, of which 1.75% was in effect at December 31, 2010. Interest on the extended tranche is computed based on a specified Eurodollar rate plus 3.25%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate and an interest rate swap (see Note 6) in effect at December 31, 2010, the weighted average effective interest rate was 3.8%. In accordance with applicable accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt. The fees paid to the holders of the extended tranche of $3.8 million were added to the allocable share of existing debt issuance costs and will be amortized over the term of the extended tranche. Interest expense, including amortization of deferred debt issuance costs, the effect of interest rate swap agreements and commitment fees, was $17.0 million, $20.3 million and $30.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

6. Derivative Financial Instruments

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Fair Value Measurements

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

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B—January 2013 tranche	$103,130	$101,841	$582,000	$556,718
Term Loan B—Extended tranche	472,870	472,870	—	—
9 1/4% Senior Notes, including premium	—	—	400,229	411,000
8% Senior Notes, net of discount	427,227	459,025	—	—
2 3/8% Convertible Senior Debentures, net of discount	327,012	412,987	308,942	412,059

Total debt	$1,330,239	$1,446,723	$1,291,171	$1,379,777

8. Income Taxes

Income tax (benefit) expense for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Years ended December 31,
	2010	2009	2008
	Restated	Restated	Restated
	(amounts in thousands)
Current:
Federal	$270	$389	—
State	1,965	2,357	2,347

	2,235	2,746	2,347
Deferred:
Federal	20,872	—	—
State	651	—	—

	21,523	—	—

Income tax (benefit) expense of change in valuation allowance (1)	(315,053)	9,175	9,144

Income tax (benefit) expense	$(291,295)	$11,921	$11,491

(1)	For the year ended December 31, 2010, the deferred income tax expense related to the decrease in the valuation allowance is comprised of (i) the portion related to future year’s earnings, which resulted in a reversal of $299.0 million in the valuation allowance in 2010 (see below), and (ii) the portion related to current year earnings. For the years ended December 31, 2009 and 2008, the income tax expense related to the increase in the valuation allowance is the result of increases in the deferred tax liability for the amortization of indefinite lived intangibles which is not available for consideration in the assessment of the realization of the Company’s deferred tax assets.

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax (benefit) expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes as a result of the following items for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
	Restated	Restated	Restated
Federal statutory income tax expense (benefit)	35.0%	35.0%	(35.0)%
State income tax expense, net of federal income tax benefit	5.3	7.0	18.7
Change in valuation allowance	(635.3)	(9.7)	(239.7)
Other	7.6	7.0	22.4

Income tax (benefit) expense	(587.4)%	39.3%	(233.6)%

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	Restated	Restated
	(amounts in thousands)
Deferred tax assets:
Net operating loss carryforwards	$359,773	$375,820
Accrued liabilities	33,983	34,631
Stock options	18,184	17,313
Deferred revenue	6,377	5,748
Allowance for doubtful accounts	3,041	1,813
Other	8,058	8,032

Total deferred tax assets	429,416	443,357

Deferred tax liabilities:
Depreciation and amortization	(109,581)	(81,227)
Discount on Convertible Debentures	(15,502)	(24,705)
Prepaid expenses	(2,878)	(1,903)

Total deferred tax liabilities	(127,961)	(107,835)
Less: Valuation allowance	(36,232)	(364,424)

Total deferred tax asset (liability), net	$265,223	$(28,902)

Balance sheet classification of deferred taxes:
Deferred income tax asset, net - current	$40,428	$13,012
Deferred income tax asset (liability), net - non-current	224,795	(41,914)

Total deferred tax asset (liability), net	$265,223	$(28,902)

Prior to 2009, the Company had a history of losses and, as a result, has recognized a valuation allowance for net deferred tax assets, excluding consideration of the deferred tax liability for the amortization of indefinite lived intangibles. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During 2010, the Company determined that it was more likely than not that the vast majority of its deferred tax assets, including net operating loss carryforwards (“NOLs”), will be realized, and as a result reversed $299.0 million of the valuation allowance. In making this determination, the Company analyzed, among other things, its recent history of earnings, its cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance resulted in an income tax benefit of $299.0 million, or $1.98 per basic share and $1.72 per diluted share for the year ended December 31, 2010, and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 31, 2010.

The Company continues to maintain a valuation allowance against certain deferred tax assets totaling $36.2 million. The Company believes it is more likely than not that certain deferred tax assets, including those resulting from NOLs subject to certain limitations and those that require future income of special character, will not be realized. Additionally, the Company has certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance. At December 31, 2010, $21.7 million of the valuation allowance related to stock compensation for which subsequently recognized tax benefits will be allocated directly to additional paid in capital.

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

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Stock-Based Compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly Results of Operations (Unaudited)

The following summarizes the Company’s unaudited quarterly results of operations for 2010 and 2009:

	Three Months Ended
	March 31	June 30	September 30	December 31
	Restated	Restated	Restated	Restated
	(amounts in thousands, except per share amounts)
Year Ended December 31, 2010
Total revenue	$311,211	$316,849	$320,294	$324,817
Operating income	33,867	35,689	36,993	39,623
Net income (loss)(1)	(6,779)	314,084	16,079	17,494
Basic income (loss) per common share	$(0.05)	$2.07	$0.11	$0.12
Diluted income (loss) per common share	$(0.05)	$1.84	$0.10	$0.11

Year Ended December 31, 2009
Total revenue	$297,631	$301,059	$304,766	$307,934
Operating income	24,889	27,930	28,720	32,434
Net income	1,803	3,799	5,247	7,562
Basic and diluted income per common share	$0.01	$0.03	$0.03	$0.05

(1)	Includes a non-cash income tax benefit of $299.0 million in the three months ended June 30, 2010 to recognize the value of tax assets (see Note 8).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,542	$332,380	$—	$—	$356,922
Investments	—	118,672	—	—	118,672
Receivables, net	—	—	81,598	—	81,598
Prepaid expenses and other current assets	—	10,002	6,933	—	16,935
Deferred income taxes	—	40,408	20	—	40,428

Total current assets	24,542	501,462	88,551	—	614,555

Property, plant and equipment, net	—	42,063	1,314,549	—	1,356,612
Deferred income taxes	—	224,290	505	—	224,795
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	2,471	15,326	24,501	—	42,298

Total assets	$27,013	$783,141	$1,840,800	$—	$2,650,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$6,179	$47,257	$—	$53,436
Other current liabilities	2,219	65,719	180,414	—	248,352
Intercompany payable (receivable)	(1,850,975)	(609,054)	2,460,029	—	—

Total current liabilities	(1,848,756)	(537,156)	2,687,700	—	301,788

Losses in subsidiary in excess of investment	582,116	1,054,580	—	(1,636,696)	—
Long-term debt and capital lease obligations, net	327,012	997,227	14,058	—	1,338,297
Long-term deferred revenue	—	—	14,864	—	14,864
Other long-term liabilities	—	4,073	25,291	—	29,364
Stockholders’ equity (deficit)	966,641	(735,583)	(901,113)	1,636,696	966,641

Total liabilities and stockholders’ equity (deficit)	$27,013	$783,141	$1,840,800	$—	$2,650,954

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,540	$421,367	$—	$—	$445,907
Investments	—	24,865	—	—	24,865
Receivables, net	—	—	78,016	—	78,016
Prepaid expenses and other current assets	—	8,128	5,418	—	13,546
Deferred income taxes	—	13,012	—	—	13,012

Total current assets	24,540	467,372	83,434	—	575,346

Long-term investments	—	2,990	—	—	2,990
Property, plant and equipment, net	—	39,196	1,255,176	—	1,294,372
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	3,569	7,121	32,370	—	43,060

Total assets	$28,109	$516,679	$1,783,674	$—	$2,328,462

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$5,385	$45,703	$—	$51,088
Other current liabilities	2,219	66,497	175,345	—	244,061
Intercompany payable (receivable)	(1,788,542)	(672,552)	2,461,094	—	—

Total current liabilities	(1,786,323)	(600,670)	2,682,142	—	295,149

Losses in subsidiary in excess of investment	930,547	1,100,448	—	(2,030,995)	—
Long-term debt and capital lease obligations, net	308,941	976,296	15,133	—	1,300,370
Long-term deferred revenue	—	—	15,988	—	15,988
Long-term deferred income taxes	—	41,914	—	—	41,914
Other long-term liabilities	—	8,117	22,536	—	30,653
Stockholders’ equity (deficit)	574,944	(1,009,426)	(952,125)	2,030,995	644,388

Total liabilities and stockholders’ equity (deficit)	$28,109	$516,679	$1,783,674	$—	$2,328,462

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,273,171	$—	$1,273,171

Costs and expenses:
Operating, selling, general and administrative	—	185,465	651,970	—	837,435
Depreciation, amortization and accretion	—	19,510	270,054	—	289,564
Corporate expense allocation	—	(204,975)	204,975	—	—

Total costs and expenses	—	—	1,126,999	—	1,126,999

Operating income	—	—	146,172	—	146,172

Interest expense, net	(28,049)	(39,884)	(12,411)	—	(80,344)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Other income	—	825	—		825
Interest expense and other income allocation	28,049	56,129	(84,178)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	49,583	—	49,583
Income tax benefit	—	(289,865)	(1,430)	—	(291,295)

Net income before equity in undistributed earnings of subsidiaries	—	289,865	51,013	—	340,878

Equity in undistributed earnings of subsidiaries	340,878	51,013	—	(391,891)	—

Net income (loss)	$340,878	$340,878	$51,013	$(391,891)	$340,878

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,211,390	$—	$1,211,390

Costs and expenses:
Operating, selling, general and administrative	—	174,416	626,834	—	801,250
Depreciation, amortization and accretion	—	16,641	279,526	—	296,167
Corporate expense allocation	—	(191,057)	191,057	—	—

Total costs and expenses	—	—	1,097,417	—	1,097,417

Operating income	—	—	113,973	—	113,973

Interest expense, net	(26,576)	(45,080)	(11,985)	—	(83,641)
Interest expense allocation	26,576	45,080	(71,656)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	30,332	—	30,332
Income tax expense	—	9,175	2,746	—	11,921

Net income before equity in undistributed earnings of subsidiaries	—	(9,175)	27,586	—	18,411

Equity in undistributed earnings of subsidiaries	18,411	27,586	—	(45,997)	—

Net income	$18,411	$18,411	$27,586	$(45,997)	$18,411

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,159,019	$—	$1,159,019

Costs and expenses:
Operating, selling, general and administrative	—	167,437	615,923	—	783,360
Depreciation, amortization and accretion	—	14,331	271,452	—	285,783
Corporate expense allocation	—	(181,768)	181,768	—	—

Total costs and expenses	—	—	1,069,143	—	1,069,143

Operating income	—	—	89,876	—	89,876

Interest expense, net	(24,765)	(51,569)	(10,694)	—	(87,028)
Other loss	—	(7,767)	—		(7,767)
Interest expense and other loss allocation	24,765	59,336	(84,101)	—	—

Loss before income taxes and equity in undistributed losses of subsidiaries	—	—	(4,919)	—	(4,919)
Income tax expense	—	9,144	2,347	—	11,491

Net loss before equity in undistributed losses of subsidiaries	—	(9,144)	(7,266)	—	(16,410)

Equity in undistributed losses of subsidiaries	(16,410)	(7,266)	—	23,676	—

Net loss	$(16,410)	$(16,410)	$(7,266)	$23,676	$(16,410)

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$340,878	$340,878	$51,013	$(391,891)	$340,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	19,510	270,054	—	289,564
Deferred income taxes	—	(293,004)	(525)	—	(293,529)
Intercompany and equity investment changes	(311,178)	(51,814)	(28,899)	391,891	—
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	19,174	18,475	—	—	37,649
Stock-based compensation	—	—	27,832	—	27,832
Changes in operating assets and liabilities	—	(1,468)	(15,174)	—	(16,642)

Net cash provided by operating activities	48,874	32,577	304,301	—	385,752

Cash flows from investing activities:
Capital expenditures	—	(23,237)	(298,607)	—	(321,844)
Purchases of investments	—	(246,575)	—	—	(246,575)
Proceeds from sale of investments	—	154,786	—	—	154,786
Proceeds from sale of assets and other investing activities, net	—	862	(5,278)	—	(4,416)

Net cash used in investing activities	—	(114,164)	(303,885)	—	(418,049)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,045	—	—	—	1,045
Purchases of treasury stock	(49,911)	—	—	—	(49,911)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	413,069	—	—	413,069
Payment of debt and capital lease obligations	—	(6,792)	(416)	—	(7,208)

Net cash used in financing activities	(48,872)	(7,400)	(416)	—	(56,688)

Increase (decrease) in cash and cash equivalents	2	(88,987)	—	—	(88,985)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,542	$332,380	$—	$—	$356,922

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$18,411	$18,411	$27,586	$(45,997)	$18,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	16,641	279,526	—	296,167
Deferred income taxes	—	9,175	—	—	9,175
Intercompany and equity investment changes	(34,445)	99,979	(111,531)	45,997	—
Stock-based compensation	—	—	26,518	—	26,518
Amortization of discount on debt and debt issue costs and other	17,707	1,799	530	—	20,036
Changes in operating assets and liabilities	—	(6,048)	26,219	—	20,171

Net cash provided by operating activities	1,673	139,957	248,848	—	390,478

Cash flows from investing activities:
Capital expenditures	—	(31,508)	(235,489)	—	(266,997)
Purchases of investments	—	(24,892)	—	—	(24,892)
Proceeds from sale of assets and other investing activities, net	—	13,882	(12,582)	—	1,300

Net cash used in investing activities	—	(42,518)	(248,071)	—	(290,589)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,834	—	—	—	1,834
Payment of debt and capital lease obligations	—	(7,215)	(777)	—	(7,992)

Net cash used in (provided by) financing activities	1,834	(7,215)	(777)	—	(6,158)

Increase in cash and cash equivalents	3,507	90,224	—	—	93,731
Cash and cash equivalents at beginning of period	21,033	331,143	—	—	352,176

Cash and cash equivalents at end of period	$24,540	$421,367	$—	$—	$445,907

tw telecom inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(16,410)	$(16,410)	$(7,266)	$23,676	$(16,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	14,331	271,452	—	285,783
Deferred income taxes	—	9,144	—	—	9,144
Intercompany and equity investment changes	(5,408)	21,449	7,635	(23,676)	—
Amortization of discount on debt and deferred debt issue costs, investment impairment and other	16,358	9,520	1,469	—	27,347
Stock-based compensation	—	—	23,357	—	23,357
Changes in operating assets and liabilities	—	9,996	(33,697)	—	(23,701)

Net cash (used in) provided by operating activities	(5,460)	48,030	262,950	—	305,520

Cash flows from investing activities:
Capital expenditures	—	(13,678)	(260,841)	—	(274,519)
Proceeds from maturities of investments		3,699	—	—	3,699
Proceeds from sales of assets and other investing activities, net	—	(1,374)	(1,565)	—	(2,939)

Net cash used in investing activities	—	(11,353)	(262,406)	—	(273,759)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and in connection with the employee stock purchase plan	5,930	—	—	—	5,930
Payment of debt and capital lease obligations	—	(6,502)	(544)	—	(7,046)

Net cash provided by (used in) financing activities	5,930	(6,502)	(544)	—	(1,116)

Increase in cash and cash equivalents	470	30,175	—	—	30,645
Cash and cash equivalents at beginning of period	20,563	300,968	—	—	321,531

Cash and cash equivalents at end of period	$21,033	$331,143	$—	$—	$352,176

tw telecom inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$9,449	1,820	(3,371)	$7,898

For the Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$11,271	6,595	(8,417)	$9,449

For the Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$12,018	8,486	(9,233)	$11,271

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	—	Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co., LLC and Xspedius Holding Corp., dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

3.1	—	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

3.2	—	Amended By-laws of Time Warner Telecom Inc. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007).*

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

4.1	—	Indenture, dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

4.2	—	First Supplemental Indenture, dated as of March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as trustee, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*

4.3	—	Indenture, dated March 17, 2010, among tw telecom holdings inc., the Company, Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for 8 % Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010).*

4.4	—	Rights Agreement, dated as of January 20, 2009, between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009).*

4.6	—	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.1	—	Lease, dated November 1, 2004, between Carr America Realty, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

**10.2	—	Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-49439)).*

**10.3	—	Employment Agreement, dated November 4, 2009, between the Company and Larissa L. Herda (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

**10.4	—	Amended and Restated Employment Agreement, dated December 12, 2008, between the Company and Paul B. Jones (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.5	—	Amended and Restated Employment Agreement, dated December 12, 2008, between the Company and Jill R. Stuart (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.6	—	Amended and Restated Employment Agreement, dated December 12, 2008, between the Company and John T. Blount(filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.7	—	Amended and Restated Employment Agreement, dated December 12, 2008, between the Company and Mark Peters (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.8	—	Amended and Restated Change of Control Employment Agreement, dated December 12, 2008, between the Company and Paul B. Jones (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.9	—	Amended and Restated Change of Control Employment Agreement, dated December 12, 2008, between the Company and Jill R. Stuart (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.10	—	Amended and Restated Change of Control Employment Agreement, dated December 12, 2008, between the Company and Mark Peters (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.11	—	Amended and Restated Change of Control Employment Agreement, dated December 12, 2008, between the Company and John T. Blount (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

**10.12	—	Change of Control Employment Agreement, dated November 4, 2009, between the Company and Larissa L. Herda (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

**10.13	—	Amendment Number 1, dated August 6, 2010, to Amended and Restated Employment Agreement between tw telecom holdings inc. and John Blount (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.14	—	Amendment Number 2, dated August 6, 2010, to Amended and Restated Change of Control Employment Agreement between the Company and John Blount (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

Exhibit Number	Description of Exhibit

**10.15	—	Amendment Number 1, dated August 6, 2010, to Amended and Restated Employment Agreement between tw telecom holdings inc. and Mark Peters (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.16	—	Amendment Number 2, dated August 6, 2010, to Amended and Restated Change of Control Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.17	—	Amendment Number 1, dated August 6, 2010, to Amended and Restated Employment Agreement between tw telecom holdings inc. and Paul Jones (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.18	—	Amendment Number 2, dated August 6, 2010, to Amended and Restated Change of Control Employment Agreement between the Company and Paul Jones (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.19	—	Amendment Number 1, dated August 6, 2010, to Amended and Restated Employment Agreement between tw telecom holdings inc. and Jill Stuart (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.20	—	Amendment Number 1, dated August 6, 2010, to Amended and Restated Change of Control Employment Agreement between the Company and Jill Stuart (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

**10.21	—	Amendment Number 1, dated November 4, 2009, to Amended and Restated Change of Control Employment Agreement between the Company and John Blount (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

**10.22	—	Amendment Number 1, dated November 4, 2009, to Amended and Restated Change of Control Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

**10.23	—	Amendment Number 1, dated November 4, 2009, to Amended and Restated Change of Control Employment Agreement between the Company and Paul Jones (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.24	—	Capacity License Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

†10.25	—	Office Lease, dated October 25, 2010, between LBA Realty Fund III-Company II LLC and tw telecom holdings inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010 dated May 4, 2011).*

**10.26	—	Amended and Restated 2000 Employee Stock Plan (filed as Annex A to the Company’s Schedule 14A Definitive Proxy Statement filed April 27, 2009).*

**10.27	—	Summary of compensation arrangements for independent directors of tw telecom inc., revised as of December 15, 2010 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

†10.28	—	Agreement, as amended, dated January 1, 2001, between Time Warner Telecom Inc. and AT&T Corp. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

†10.29	—	Services Agreement, dated June 1, 2005, among SBC Communications Inc., AT&T Corp., and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.30	—	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.31	—	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.32	—	Amendment and Restatement Agreement (including the Amended and Restated Credit Agreement), dated as of December 2, 2010, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the Consenting Lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2010).*

21	—	Subsidiaries of the registrant (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document***

101.SCH	—	XBRL Taxonomy Extension Schema Document***

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.
***	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.
†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

E-4