Form 10-Q/A
period 2011-03-31
tw telecom inc.
filed 2011-11-09
CIK 1057758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

tw telecom inc.

Form 10-Q/A

Explanatory Note

This Amendment No. 1 to the quarterly report of tw telecom inc. on Form 10–Q/A (“Form 10–Q/A”) amends our quarterly report on Form 10–Q for the period ended March 31, 2011, which was originally filed on May 10, 2011 (“Original Form 10–Q”). This amendment is being filed for the purpose of restating certain amounts in the Financial Statements in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 and Controls and Procedures in Item 4, as well as for currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The certifications of our principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

Our financial statements included in the Original Form 10–Q were prepared reflecting the reliance on a valuation allowance related tax planning strategy for the sale and leaseback of appreciated assets to support the recognition of certain deferred tax assets in periods prior to June 30, 2010. The reliance on this tax planning strategy and related accounting conclusions resulted in a lower valuation allowance against the Company’s historical deferred tax assets in periods prior to June 30, 2010 than would have been recorded without reliance on those conclusions. As a result of a technical re-evaluation of the accounting guidance, the restated financial statements will result in the establishment of a non-cash valuation allowance against a tax asset that was originally recorded in 2001 and the recognition of non-cash tax expense in the periods from the fourth quarter of 2006 until the first quarter of 2010, all of which will be reversed in the second quarter of 2010 resulting in no cumulative net impact to net income across periods from 2001 to 2010.

The restatement increased the tax expense and net loss $2.3 million for the three months ended March 31, 2010. Basic and diluted loss per share were increased by $0.02, respectively, for the three months ended March 31, 2010.

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

In connection with the restatements of certain of our financial statements described in more detail elsewhere in this Form 10–Q/A, our management reassessed the effectiveness of the Company’s disclosure controls and procedures. As a result of that reassessment, our management determined that there was a control deficiency in its internal control over financial reporting in the area of accounting for income taxes specific to tax planning strategies related to the need for a valuation allowance against deferred tax assets that constitutes a material weakness. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weakness identified, see Part II — Item 9A included in this Amended Filing.

This Form 10–Q/A does not reflect events occurring after the filing of the Original Form 10–Q other than the restatement for the matter discussed above. Such events include, among other things, the events described in our current reports on Form 8–K and Forms 10–Q after the date of the Original Form 10–Q. Concurrent with this filing of Form 10–Q/A, we will file an amended Form 10–Q for the period ended June 30, 2011 and an amended Form 10–K for the year ended December 31, 2010.

Part I. Financial Information

Item 1. Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	Restated	Restated
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$362,215	$356,922
Investments	117,547	118,672
Receivables, less allowances of $7,869 and $7,898, respectively	81,819	81,598
Prepaid expenses and other current assets	19,468	16,935
Deferred income taxes	40,428	40,428

Total current assets	621,477	614,555

Property, plant and equipment	3,792,095	3,732,050
Less accumulated depreciation	(2,422,155)	(2,375,438)

	1,369,940	1,356,612

Deferred income taxes	215,207	224,795
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	22,769	24,444
Other assets, net	16,995	17,854

Total assets	$2,659,082	$2,650,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,750	$53,436
Deferred revenue	38,982	37,888
Accrued taxes, franchise and other fees	67,610	68,663
Accrued interest	7,487	15,208
Accrued payroll and benefits	37,102	41,772
Accrued carrier costs	29,375	35,049
Current portion debt and capital lease obligations	6,968	7,202
Other current liabilities	39,327	42,570

Total current liabilities	296,601	301,788

Long-term debt and capital lease obligations, net	1,341,418	1,338,297
Long-term deferred revenue	14,356	14,864
Other long-term liabilities	31,021	29,364
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,805,126	1,802,946
Treasury stock, 1,481 and 2,707 shares, at cost, respectively	(25,530)	(45,821)
Accumulated deficit	(804,165)	(790,175)
Accumulated other comprehensive loss	(1,265)	(1,829)

Total stockholders’ equity	975,686	966,641

Total liabilities and stockholders’ equity	$2,659,082	$2,650,954

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	Restated
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$152,187	$129,121
Network services	89,511	89,548
Voice services	83,024	84,072
Intercarrier compensation	7,820	8,470

Total revenue	332,542	311,211

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	139,729	128,855
Selling, general and administrative	78,815	75,102
Depreciation, amortization, and accretion	69,736	73,387

Total costs and expenses	288,280	277,344

Operating income	44,262	33,867
Interest expense	(21,972)	(20,941)
Debt extinguishment costs	—	(17,070)
Interest income	143	57

Income (loss) before income taxes	22,433	(4,087)
Income tax expense	9,814	2,692

Net income (loss)	$12,619	$(6,779)

Earnings (loss) per share:
Basic	$0.08	$(0.05)

Diluted	$0.08	$(0.05)

Weighted average shares outstanding:
Basic	147,565	149,296

Diluted	149,694	149,296

(a) Includes non-cash stock-based employee compensation expense (Note 8):

Operating	$588	$758

Selling, general and administrative	$6,860	$6,219

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	Restated
	(amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$12,619	$(6,779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	69,736	73,387
Deferred income taxes	9,486	2,317
Stock-based compensation	7,448	6,977
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	5,695	22,146
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(2,111)	3,116
Accounts payable, deferred revenue, and other liabilities	(3,823)	(3,903)

Net cash provided by operating activities	99,050	97,261

Cash flows from investing activities:
Capital expenditures	(79,276)	(80,929)
Purchases of investments	(42,735)	(90,025)
Proceeds from sale of investments	43,286	15,075
Other investing activities, net	(1,591)	(2,325)

Net cash used in investing activities	(80,316)	(158,204)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,727)	167
Purchases of treasury stock	(8,859)	—
Retirement of debt obligations	—	(413,683)
Net proceeds from issuance of debt	—	417,477
Payment of debt and capital lease obligations	(1,855)	(2,014)

Net cash (used in) provided by financing activities	(13,441)	1,947

Increase (decrease) in cash and cash equivalents	5,293	(58,996)
Cash and cash equivalents at beginning of period	356,922	445,907

Cash and cash equivalents at end of period	$362,215	$386,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,345	$26,697

Cash paid for debt extinguishment costs	$—	$13,677

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2011

(Unaudited)

					Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2010 Restated	151,953	$1,520	(2,707)	$(45,821)	$1,802,946	$(790,175)	$(1,829)	$966,641
Net income	—	—	—	—	—	12,619	—	12,619
Unrealized gain on cash flow hedging activities, net of tax of $239	—	—	—	—	—	—	519	519
Unrealized gain on available-for-sale securities, net of tax of $17	—	—	—	—	—	—	45	45

Total comprehensive income	—	—	—	—	—	—	—	13,183
Purchases of treasury stock	—	—	(494)	(8,859)	—	—	—	(8,859)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	284	4,847	(6,163)	(1,411)	—	(2,727)
Stock-based compensation	—	—	1,436	24,303	8,343	(25,198)	—	7,448

Balance at March 31, 2011 Restated	151,953	$1,520	(1,481)	$(25,530)	$1,805,126	$(804,165)	$(1,265)	$975,686

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Restatement of Condensed Consolidated Financial Statements

The Company’s financial statements for the three months ended March 31, 2011 and 2010 included in its Original Form 10-Q were prepared reflecting the reliance on a tax planning strategy for the sale and leaseback of appreciated assets to support the recognition of certain deferred tax assets in periods prior to June 30, 2010. The reliance on this tax planning strategy and related accounting conclusions resulted in a lower valuation allowance against the Company’s historical deferred tax assets in periods prior to June 30, 2010. The restated financial statements correct errors in the previously issued financials statements related to the reliance on this tax planning strategy and reflect an increase in accumulated deficit and income tax expense and a reduction to additional paid-in capital to increase the historical valuation allowance against the deferred tax assets followed by a subsequent reversal of the increased valuation allowance reflected in income tax expense and accumulated deficit in the year ended December 31, 2010. The following tables summarize the impacts of these adjustments on the Company’s previously reported results filed on our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the restatement on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 are summarized in the following table:

	March 31, 2011
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Assets:
Deferred income taxes - current	$42,433	$(2,005)	$40,428
Total current assets	623,482	(2,005)	621,477
Deferred income taxes - non current	231,410	(16,203)	215,207
Total assets	2,677,290	(18,208)	2,659,082
Liabilities and Stockholders’ Equity:
Additional paid-in capital	1,823,334	(18,208)	1,805,126
Total stockholders’ equity	993,894	(18,208)	975,686
Total liabilities and stockholders’ equity	2,677,290	(18,208)	2,659,082

	December 31, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Assets:
Deferred income taxes - current	$42,433	$(2,005)	$40,428
Total current assets	616,560	(2,005)	614,555
Deferred income taxes - non current	240,998	(16,203)	224,795
Total assets	2,669,162	(18,208)	2,650,954
Liabilities and Stockholders’ Equity:
Additional paid-in capital	1,821,154	(18,208)	1,802,946
Total stockholders’ equity	984,849	(18,208)	966,641
Total liabilities and stockholders’ equity	2,669,162	(18,208)	2,650,954

The effects of the restatement on the condensed consolidated statements of operations for the three months ended March 31, 2010 are summarized in the following table:

	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Income tax expense	$375	$2,317	$2,692
Net loss	(4,462)	(2,317)	(6,779)
Earnings per share:
Basic	$(0.03)	$(0.02)	$(0.05)
Diluted	$(0.03)	$(0.02)	$(0.05)

The effects of the restatement on the condensed consolidated statements of cash flows for the three months ended March 31, 2010 are summarized in the following table:

	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Cash flow from operating activities:
Net loss	$(4,462)	$(2,317)	$(6,779)
Deferred income taxes	—	2,317	2,317
Net cash provided by operating activities	97,261	—	97,261

3. Earnings (Loss) Per Common Share and Potential Common Share

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Three months ended March 31,
	2011	2010
		Restated
	(amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$12,619	$(6,779)
Allocation of net income to unvested restricted stock awards	(225)	—

Net income allocated to common stockholders, basic and diluted	$12,394	$(6,779)

Denominator
Basic weighted average shares outstanding	147,565	149,296
Dilutive potential common shares:
Stock options	1,624	—
Unvested restricted stock units	505	—

Diluted weighted average shares outstanding	149,694	149,296
Basic earnings (loss) per share	$0.08	$(0.05)

Diluted earnings (loss) per share	$0.08	$(0.05)

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

4. Investments

The Company’s investments at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$321,238	$323,206
Corporate debt securities	31,895	30,495

Total cash equivalents	353,133	353,701
Investments:
Corporate debt securities	82,082	88,471
Debt securities issued by U.S. Government agencies	35,465	30,201

Total investments	117,547	118,672

Total cash equivalents and investments	$470,680	$472,373

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Long-Term Debt and Capital Lease Obligations

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

6. Derivative Instruments

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

The following table reflects the terms of Holdings’ interest rate swap agreement in effect at March 31, 2011:

Term		Notional amount	Fixed rate	Total weighted average rate, including spread
Beginning	End
November 28, 2008	November 28, 2011	$ 100 million	2.96%	5.94%

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivatives reported in the condensed consolidated balance sheets:

	Liability Derivatives
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives- cash flow hedges
		(amounts in thousands)
Interest rate swap agreement	Other current liabilities	$1,791	$2,412

Total fair value of derivatives designated as cash flow hedges		$1,791	$2,412

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Stock-based Compensation

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

9. Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,542	$337,673	$—	$—	$362,215
Investments	—	117,547	—	—	117,547
Receivables, net	—	—	81,819	—	81,819
Prepaid expenses and other current assets	—	10,664	8,804	—	19,468
Deferred income taxes	—	40,408	20	—	40,428

Total current assets	24,542	506,292	90,643	—	621,477

Property, plant and equipment, net	—	46,172	1,323,768	—	1,369,940
Deferred income taxes	—	214,702	505	—	215,207
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	2,196	14,748	22,820	—	39,764

Total assets	$26,738	$781,914	$1,850,430	$—	$2,659,082

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$20,402	$49,348	$—	$69,750
Other current liabilities	4,438	48,718	173,695	—	226,851
Intercompany payable (receivable)	(1,851,553)	(600,934)	2,452,487	—	—

Total current liabilities	(1,847,115)	(531,814)	2,675,530	—	296,601

Losses in subsidiary in excess of investment	566,391	1,035,013	—	(1,601,404)	—
Long-term debt and capital lease obligations, net	331,776	995,824	13,818	—	1,341,418
Long-term deferred revenue	—	—	14,356	—	14,356
Other long-term liabilities	—	5,291	25,730	—	31,021
Stockholders’ equity (deficit)	975,686	(722,400)	(879,004)	1,601,404	975,686

Total liabilities and stockholders’ equity (deficit)	$26,738	$781,914	$1,850,430	$—	$2,659,082

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$311,211	$—	$311,211
Costs and expenses:
Operating, selling, general and administrative	—	45,471	158,486	—	203,957
Depreciation, amortization and accretion	—	4,590	68,797	—	73,387
Corporate expense allocation	—	(50,061)	50,061	—	—

Total costs and expenses	—	—	277,344	—	277,344

Operating income	—	—	33,867	—	33,867
Interest expense, net	(6,869)	(10,423)	(3,592)	—	(20,884)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Interest expense allocation	6,869	27,493	(34,362)	—	—

Income (loss) before income taxes and equity in undistributed losses of subsidiaries	—	—	(4,087)	—	(4,087)
Income tax expense	—	2,317	375	—	2,692

Net loss before equity in undistributed losses of subsidiaries	—	(2,317)	(4,462)	—	(6,779)
Equity in undistributed losses of subsidiaries	(6,779)	(4,462)	—	11,241	—

Net loss	$(6,779)	$(6,779)	$(4,462)	$11,241	$(6,779)

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$12,619	$12,619	$22,108	$(34,727)	$12,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,855	64,881	—	69,736
Deferred income taxes	—	9,486	—	—	9,486
Intercompany and equity investment changes	(8,291)	(11,445)	(14,991)	34,727	—
Amortization of discount on debt and deferred debt issue costs and other	5,039	656	—	—	5,695
Stock-based compensation	—	—	7,448	—	7,448
Changes in operating assets and liabilities	2,219	(903)	(7,250)	—	(5,934)

Net cash provided by operating activities	11,586	15,268	72,196	—	99,050

Cash flows from investing activities:
Capital expenditures	—	(9,349)	(69,927)	—	(79,276)
Purchases of investments	—	(42,735)	—	—	(42,735)
Proceeds from sale of investments	—	43,286	—	—	43,286
Proceeds from sale of assets and other investing activities, net	—	385	(1,976)	—	(1,591)

Net cash used in investing activities	—	(8,413)	(71,903)	—	(80,316)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,727)	—	—	—	(2,727)
Purchases of treasury stock	(8,859)	—	—	—	(8,859)
Payment of debt and capital lease obligations	—	(1,562)	(293)	—	(1,855)

Net cash used in financing activities	(11,586)	(1,562)	(293)	—	(13,441)

Increase in cash and cash equivalents	—	5,293	—	—	5,293
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922

Cash and cash equivalents at end of period	$24,542	$337,673	$—	$—	$362,215

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(6,779)	$(6,779)	$(4,462)	$11,241	$(6,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	4,590	68,797	—	73,387
Deferred income taxes	—	2,317	—	—	2,317
Intercompany and equity investment changes	(252)	17,753	(6,260)	(11,241)	—
Extinguishment costs, discount on debt and deferred debt issue	4,651	17,495	—	—	22,146
Stock based compensation	—	—	6,977	—	6,977
Changes in operating assets and liabilities	2,219	(19,078)	16,072	—	(787)

Net cash (used in) provided by operating activities	(161)	16,298	81,124	—	97,261

Cash flows from investing activities:
Capital expenditures	—	(2,231)	(78,698)	—	(80,929)
Purchases of investments	—	(90,025)	—	—	(90,025)
Proceeds from sale of investments	—	15,075	—	—	15,075
Other investing activities	—	76	(2,401)	—	(2,325)

Net cash used in investing activities	—	(77,105)	(81,099)	—	(158,204)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	167	—	—	—	167
Net proceeds from issuance of debt	—	417,477	—	—	417,477
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Payment of debt and capital lease obligations	—	(1,989)	(25)	—	(2,014)

Net cash provided by (used in) financing activities	161	1,811	(25)	—	1,947

Decrease in cash and cash equivalents	—	(58,996)	—	—	(58,996)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,540	$362,371	$—	$—	$386,911

tw telecom inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010, and the consolidated balance sheets as of March 31, 2011 and December 31, 2010. The restatement increased the tax expense and net loss $2.3 million for the three months ended March 31, 2010 and approximately $18.2 million of a valuation allowance reducing deferred tax assets on the balance sheets as of March 31, 2011 and December 31, 2010. For a more detailed description of the restatement, see Note 2 – Restatement of Condensed Consolidated Financial Statements.

The following discussion and analysis provides information concerning the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2010. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.

Cautions Concerning Forward-Looking Statements

This document contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes and the restatement of our financial statements as described above, future tax benefits, expense and effective tax rate, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K/A for the year ended December 31, 2010, and in Item 1A and elsewhere in this report. In addition, actual results may differ from our expectations due to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of NOLs under Section 382 of the Internal Revenue Code, increases in the price we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We have undertaken a number of initiatives to increase revenue growth, margins and cash flows, including expansion of our sales and sales support staff, training and retention programs, revenue assurance and cost reduction measures such as network grooming intended to optimize our overall access cost structure, enhance back office support systems to improve operating efficiencies and network investment initiatives to reduce the cost of equipment and increase overall capital efficiency. We increased our capital spending in 2010 to fund new service portfolio enhancements, incremental success-based expenditures to support higher sales, including sales to wireless providers, and corporate and IT initiatives that support our service evolution, enable our customer experience and drive increased scale and efficiency, and we continue with these initiatives in 2011. We cannot predict whether these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K/A for the year ended December 31, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. For a detailed description of the restatement, see Note 2 – Restatement of Condensed Consolidated Financial Statements. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2011		2010
			Restated
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$152,187	46%	$129,121	41%
Network services	89,511	27	89,548	29
Voice services	83,024	25	84,072	27
Intercarrier compensation	7,820	2	8,470	3

Total revenue	332,542	100	311,211	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	139,729	42	128,855	41
Selling, general, and administrative (1)	78,815	24	75,102	24
Depreciation, amortization, and accretion	69,736	21	73,387	24

Total costs and expenses	288,280	87	277,344	89

Operating income	44,262	13	33,867	11
Interest expense	(21,972)	(7)	(20,941)	(7)
Debt extinguishment costs	—		(17,070)	(5)
Interest income	143	—	57	—

Income (loss) before income taxes	22,433	7	(4,087)	(1)
Income tax expense	9,814	(3)	2,692	(1)

Net income (loss)	$12,619	4%	$(6,779)	(2)%

Net income (loss) per share, basic and diluted	$0.08		$(0.05)

Weighted average shares outstanding, basic	147,565		149,296
Weighted average shares outstanding, diluted	149,694		149,296
Modified EBITDA and Modified EBITDA margin (2)(3)	$121,446	37%	$114,231	37%
Net cash provided by operating activities	$99,050		$97,261
Net cash used in investing activities	$(80,316)		$(158,204)
Net cash (used in) provided by financing activities	$(13,441)		$1,947

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended March 31,
	2011	2010
	(amounts in thousands)
Operating	$588	$758
Selling, general, and administrative	$6,860	$6,219

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

	Three Months Ended March 31,
	2011	2010
		Restated
	(amounts in thousands)
Net income (loss)	$12,619	$(6,779)
Income tax expense	9,814	2,692
Interest income	(143)	(57)
Interest expense	21,972	20,941
Debt extinguishment costs	—	17,070
Depreciation, amortization, and accretion	69,736	73,387
Non-cash stock-based compensation	7,448	6,977

Modified EBITDA	$121,446	$114,231

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three months ended March 31,
	2011	2010
		Restated
	(amounts in thousands)
Net cash provided by operations	$99,050	$97,261
Income tax expense	9,814	2,692
Deferred income taxes	(9,486)	(2,317)
Interest income	(143)	(57)
Interest expense	21,972	20,941
Discount on debt, amortization of deferred debt issue costs and other	(5,695)	(5,076)
Changes in operating assets and liabilities	5,934	787

Modified EBITDA	$121,446	$114,231

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

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

Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $3.7 million, or 5%, to $69.7 million for the three months ended March 31, 2011, from $73.4 million for the comparable period in 2010. The decrease was attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment made during 2011 and 2010.

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

Income Tax Expense. Income tax expense for federal and state income taxes was $9.8 million for the three months ended March 31, 2011, an increase of $7.1 million compared to income tax expense for deferred taxes and state income taxes of $2.7 million in the comparable period in 2010. The increase in income taxes is due in part to the loss before taxes in the three months ended March 31, 2010 and to a valuation allowance recorded against our deferred tax assets that substantially offset income taxes in the 2010 period. We reversed substantially all of the valuation allowance in the second quarter of 2010. We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $12.6 million for the three months ended March 31, 2011 compared to a net loss of $6.8 million for the comparable period in 2010. The increase in net income of $19.4 million resulted from the increase in income before income taxes partially offset by an increase in income tax expense, as discussed above. Modified EBITDA increased $7.2 million to $121.4 million, or 37% of total revenue, for the three months ended March 31, 2011, from $114.2 million, or 37% of total revenue, for the comparable period in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses as discussed above. For the three months ended March 31, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

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

Working capital, defined as current assets less current liabilities, was $324.9 million as of March 31, 2011, an increase of $12.1 million from December 31, 2010. Our working capital ratio, defined as current assets divided by current liabilities, was 2.10 as of March 31, 2011 as compared to 2.04 as of December 31, 2010. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA.

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

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K/A for the year ended December 31, 2010. Our exposures to market risk have not changed materially since December 31, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2011. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time that our Form 10-Q for the quarter ended March 31, 2011 was filed on May 10, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. Subsequent to that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, as a consequence of the restatement of certain historical results described below, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2011 because management has concluded that a deficiency in the internal control over the assessment of income tax planning strategies in connection with our deferred tax asset constitutes a material weakness in internal control over financial reporting. Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our Condensed Consolidated Financial Statements in the Form 10-Q/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

For additional information regarding the restatement of certain of our historical financial results and the material weakness identified by management, see Note 2 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q/A for the quarter ended March 31, 2011, and “Item 9A. Controls and Procedures” in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. However, as a result of the identification of the specific issue that led to the restatement and the related reassessment of internal control over financial reporting in the first quarter of 2011, we will put into place remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, the Company will routinely evaluate the necessity for third party tax specialists’ advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in connection with the preparation of its financial statements, including tax planning strategies related to our valuation allowance.

Part II. Other Information

Item 1. Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The following risk factor, which appeared in our Annual Report on Form 10-K/A is hereby amended and restated to read in its entirety as follows:

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

tw telecom inc.

Date: November 8, 2011	By:	/S/ JILL R. STUART
Jill R. Stuart
Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –	Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –	Amendment and Restatement Agreement (including Amended and Restated Credit Agreement), dated as of December 2, 2010, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the Consenting Lenders and Wells Fargo Bank, National Association, as administrative and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2010)*

4.3 –	Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.4 –	Rights Agreement dated as of January 20, 2009 between tw telecom inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 20, 2009)*

4.5 –	Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.6 –	First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document**

101.SCH –	XBRL Taxonomy Extension Schema Document**

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.