Form 10-Q/A
period 2011-06-30
tw telecom inc.
filed 2011-11-09
CIK 1057758

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

tw telecom inc.

Form 10-Q/A

Explanatory Note

This Amendment No. 1 to the quarterly report of tw telecom inc. on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended June 30, 2011, which was originally filed on August 8, 2011 (“Original Form 10-Q”). This amendment is being filed for the purpose of restating certain amounts in the Financial Statements in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, and Controls and Procedures in Item 9A, as well as for currently dated certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The certifications of our principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

Our financial statements included in the Original Form 10-Q were prepared reflecting the reliance on a valuation allowance related tax planning strategy for the sale and leaseback of appreciated assets to support the recognition of certain deferred tax assets in periods prior to June 30, 2010. The reliance on this tax planning strategy and related accounting conclusions resulted in a lower valuation allowance against the Company’s historical deferred tax assets in periods prior to June 30, 2010 than would have been recorded without reliance on those conclusions. As a result of a technical re-evaluation of the accounting guidance, the restated financial statements will result in the establishment of a non-cash valuation allowance against a tax asset that was originally recorded in 2001 and the recognition of non-cash tax expense in the periods from the fourth quarter of 2006 until the first quarter of 2010, all of which will be reversed in the second quarter of 2010 resulting in no cumulative net impact to net income across periods from 2001 to 2010. The restatement increased the tax benefit and net income $71.8 million and $69.4 million for the three and six months ended June 30, 2010, respectively. Basic and diluted earnings per share were increased by $0.47 and $0.41, respectively, for the three months ended June 30, 2010 and $0.46 and $0.40, respectively, for the six months ended June 30, 2010. In addition, approximately $18.2 million of a valuation allowance reducing deferred tax assets has been reflected on the balance sheet as of June 30, 2011.

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

In connection with the restatements of certain of our financial statements described in more detail elsewhere in this Form 10-Q/A, our management reassessed the effectiveness of the Company’s disclosure controls and procedures. As a result of that reassessment, our management determined that there was a control deficiency in its internal control over financial reporting in the area of accounting for income taxes specific to tax planning strategies related to the need for a valuation allowance against deferred tax assets that constitutes a material weakness. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weakness identified, see Part II — Item 9A included in this Amended Filing.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q other than the restatement for the matter discussed above. Such events include, among other things, the events described in our current reports on Form 8-K and Form 10-Q after the date of the Original Form 10-Q. Concurrent with this filing of Form 10-Q/A, we will file an amended Form 10-Q for the period ended March 31, 2011 and an amended Form 10-K for the year ended December 31, 2010.

Part I. Financial Information

Item 1. Financial Statements

tw telecom inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	Restated (unaudited)	Restated
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$379,231	$356,922
Investments	130,030	118,672
Receivables, less allowances of $7,902 and $7,898, respectively	86,273	81,598
Prepaid expenses and other current assets	19,432	16,935
Deferred income taxes	40,428	40,428

Total current assets	655,394	614,555

Property, plant and equipment	3,877,286	3,732,050
Less accumulated depreciation	(2,481,951)	(2,375,438)

	1,395,335	1,356,612

Deferred income taxes	205,165	224,795
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	21,093	24,444
Other assets, net	16,127	17,854

Total assets	$2,705,808	$2,650,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,377	$53,436
Deferred revenue	41,311	37,888
Accrued taxes, franchise and other fees	68,828	68,663
Accrued interest	13,913	15,208
Accrued payroll and benefits	38,818	41,772
Accrued carrier costs	26,751	35,049
Current portion debt and capital lease obligations	7,140	7,202
Other current liabilities	39,469	42,570

Total current liabilities	308,607	301,788

Long-term debt and capital lease obligations, net	1,345,190	1,338,297
Long-term deferred revenue	18,407	14,864
Other long-term liabilities	32,568	29,364
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,811,898	1,802,946
Treasury stock, 1,023 and 2,707 shares, at cost, respectively	(18,491)	(45,821)
Accumulated deficit	(793,119)	(790,175)
Accumulated other comprehensive loss	(772)	(1,829)

Total stockholders’ equity	1,001,036	966,641

Total liabilities and stockholders’ equity	$2,705,808	$2,650,954

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		Restated		Restated
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$158,168	$134,152	$310,355	$263,273
Network services	88,898	90,000	178,409	179,548
Voice services	83,636	83,963	166,660	168,035
Intercarrier compensation	7,684	8,734	15,504	17,204

Total revenue	338,386	316,849	670,928	628,060

Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion
shown separately below)	141,251	132,319	280,980	261,174
Selling, general and administrative	80,784	76,810	159,599	151,912
Depreciation, amortization, and accretion	70,081	72,031	139,817	145,418

Total costs and expenses	292,116	281,160	580,396	558,504

Operating income	46,270	35,689	90,532	69,556
Interest expense	(21,845)	(19,749)	(43,817)	(40,690)
Debt extinguishment costs	—	—	—	(17,070)
Interest income	174	172	317	229

Income before income taxes	24,599	16,112	47,032	12,025
Income tax expense (benefit)	10,292	(297,972)	20,106	(295,280)

Net income	$14,307	$314,084	$26,926	$307,305

Earnings per share:
Basic	$0.09	$2.07	$0.18	$2.03

Diluted	$0.09	$1.84	$0.18	$1.85

Weighted average shares outstanding:
Basic	147,939	149,698	147,753	149,498

Diluted	150,395	171,884	150,055	171,722

(a) Includes non-cash stock-based employee compensation expense (note 7):
Operating	$584	$749	$1,172	$1,507

Selling, general and administrative	$6,249	$5,980	$13,109	$12,199

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
		Restated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$26,926	$307,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	139,817	145,418
Deferred income taxes	19,357	(295,741)
Stock-based compensation	14,281	13,706
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	11,487	27,504
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(5,821)	(2,756)
Accounts payable, deferred revenue, and other liabilities	9,811	(5,297)

Net cash provided by operating activities	215,858	190,139

Cash flows from investing activities:
Capital expenditures	(169,603)	(165,917)
Purchases of investments	(97,739)	(133,415)
Proceeds from sale of investments	85,163	23,363
Other investing activities, net	(10)	(4,864)

Net cash used in investing activities	(182,189)	(280,833)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	7,519	900
Purchases of treasury stock	(15,388)	(3,523)
Retirement of debt obligations	—	(413,683)
Net proceeds from issuance of debt	—	417,425
Payment of debt and capital lease obligations	(3,491)	(3,699)

Net cash used in financing activities	(11,360)	(2,580)

Increase (decrease) in cash and cash equivalents	22,309	(93,274)
Cash and cash equivalents at beginning of period	356,922	445,907

Cash and cash equivalents at end of period	$379,231	$352,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,517	$35,470

Cash paid for debt extinguishment costs	$—	$13,677

Cash paid for income taxes, net of refunds	$2,438	$2,977

Addition of capital lease obligation	$534	$—

See accompanying notes.

tw telecom inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2011

(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2010 Restated	151,953	$1,520	(2,707)	($45,821)	$1,802,946	($790,175)	($1,829)	$966,641
Net income	—	—	—	—	—	26,926	—	26,926
Unrealized gain on cash flow hedging activities, net of tax of $485	—	—	—	—	—	—	1,013	1,013
Unrealized gain on available-for-sale securities, net of tax of $27	—	—	—	—	—	—	44	44

Total comprehensive income	—	—	—	—	—	—	—	27,983
Purchases of treasury stock	—	—	(818)	(15,388)	—	—	—	(15,388)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,061	18,319	(6,223)	(4,577)	—	7,519
Stock-based compensation	—	—	1,441	24,399	15,175	(25,293)	—	14,281

Balance at June 30, 2011 Restated	151,953	$1,520	(1,023)	($18,491)	$1,811,898	($793,119)	($772)	$1,001,036

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

Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services and Voice over IP (“VoIP”). Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage using state-of-the-art fiber optics, and collocation services which provides secure space with controlled climate and power where customers can locate their equipment to connect to the Company’s network in facilities equipped for enterprise information technology environmental requirements. The Company also provides converged services which fully integrate any combination of communication applications including IP Virtual Private Network (“VPN”), voice, Internet, security and managed router service into a single managed IP solution, and the various components of this service are classified into the pertinent service categories in the condensed consolidated statement of operations.

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Restatement of Condensed Consolidated Financial Statements

The Company’s financial statements for the three and six months ended June 30, 2011 and 2010 included in its Original Form 10-Q were prepared reflecting the reliance on a tax planning strategy for the sale and leaseback of appreciated assets to support the recognition of certain deferred tax assets in periods prior to June 30, 2010. The reliance on this tax planning strategy and related accounting conclusions resulted in a lower valuation allowance against the Company’s historical deferred tax assets in periods prior to June 30, 2010. The restated financial statements correct errors in the previously issued financials statements related to the reliance on this tax planning strategy and reflect an increase in accumulated deficit and income tax expense and a reduction to additional paid-in capital to increase the historical valuation allowance against the deferred tax assets followed by a subsequent reversal of the increased valuation allowance reflected in income tax expense and accumulated deficit in the year ended December 31, 2010. The following tables summarize the impacts of these adjustments on the Company’s previously reported results filed on our Annual Report on Form 10-Q for the quarterly period ended June 30, 2011.

The effects of the restatement on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 are summarized in the following table:

	June 30, 2011
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Assets:
Deferred income taxes - current	$42,433	$(2,005)	$40,428
Total current assets	657,399	(2,005)	655,394
Deferred income taxes - non current	221,368	(16,203)	205,165
Total assets	2,724,016	(18,208)	2,705,808
Liabilities and Stockholders’ Equity:
Additional paid-in capital	1,830,106	(18,208)	1,811,898
Total stockholders’ equity	1,019,244	(18,208)	1,001,036
Total liabilities and stockholders’ equity	2,724,016	(18,208)	2,705,808

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Assets:
Deferred income taxes - current	$42,433	$(2,005)	$40,428
Total current assets	616,560	(2,005)	614,555
Deferred income taxes - non current	240,998	(16,203)	224,795
Total assets	2,669,162	(18,208)	2,650,954
Liabilities and Stockholders’ Equity:
Additional paid-in capital	1,821,154	(18,208)	1,802,946
Total stockholders’ equity	984,849	(18,208)	966,641
Total liabilities and stockholders’ equity	2,669,162	(18,208)	2,650,954

The effects of the restatement on the condensed consolidated statements of operations for the three and six months ended June 30, 2010 are summarized in the following table:

	Three Months Ended June 30, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Income tax benefit	$(226,211)	$(71,761)	$(297,972)
Net income	242,323	71,761	314,084
Earnings per share:
Basic	$1.60	$0.47	$2.07
Diluted	$1.43	$0.41	$1.84

	Six Months Ended June 30, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands, except per share amounts)
Income tax benefit	$(225,836)	$(69,444)	$(295,280)
Net income	237,861	69,444	307,305
Earnings per share:
Basic	$1.57	$0.46	$2.03
Diluted	$1.45	$0.40	$1.85

The effects of the restatement on the condensed consolidated statements of cash flows for the six months ended June 30, 2010 are summarized in the following table:

	Six Months Ended June 30, 2010
	Previously Reported	Adjustments	Restated
	(amounts in thousands)
Cash flow from operating activities:
Net income	$237,861	$69,444	$307,305
Deferred income taxes	(226,297)	(69,444)	(295,741)
Net cash provided by operating activities	190,139	—	190,139

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Earnings Per Common Share and Potential Common Share

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		Restated		Restated
	(amounts in thousands, except per share amounts)
Numerator
Net income	$14,307	$314,084	$26,926	$307,305
Allocation of net income to unvested restricted stock awards	(274)	(4,231)	(497)	(3,897)

Net income allocated to common stockholders, basic	14,033	309,853	26,429	303,408
Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	—	6,964	—	13,833

Net income allocated to common stockholders, diluted	$14,033	$316,817	$26,429	$317,241

Denominator
Basic weighted average shares outstanding	147,939	149,698	147,753	149,498
Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	—	20,050	—	20,050
Stock options	1,924	1,696	1,726	1,718
Unvested restricted stock units	532	440	576	456

Diluted weighted average shares outstanding	150,395	171,884	150,055	171,722
Basic earnings per share	$0.09	$2.07	$0.18	$2.03

Diluted earnings per share	$0.09	$1.84	$0.18	$1.85

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

4. Investments

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

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements At June 30, 2011			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$348,905	$—	$—	$348,905
Corporate debt securities	—	11,998	—	11,998

Investments included in cash and cash equivalents	$348,905	$11,998	$—	$360,903
Corporate debt securities	—	106,475	—	106,475
Debt securities issued by U.S. Government agencies	—	23,555	—	23,555

Short-term investments	$—	$130,030	$—	$130,030

Total assets	$348,905	$142,028	$—	$490,933

Liabilities
Interest rate swap agreement	$—	$1,153	$—	$1,153

Total liabilities	$—	$1,153	$—	$1,153

	Fair Value Measurements At December 31, 2010			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$323,206	$—	$—	$323,206
Corporate debt securities	—	30,495	—	30,495

Investments included in cash and cash equivalents	$323,206	$30,495	$—	$353,701
Corporate debt securities	—	88,471	—	88,471
Debt securities issued by U.S. Government agencies	—	30,201	—	30,201

Short-term investments	$—	$118,672	$—	$118,672

Total assets	$323,206	$149,167	$—	$472,373

Liabilities
Interest rate swap agreement	$—	$2,412	$—	$2,412

Total liabilities	$—	$2,412	$—	$2,412

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

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stock-based Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
			(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,542	$354,689	$—	$—	$379,231
Investments	—	130,030	—	—	130,030
Receivables, net	—	—	86,273	—	86,273
Prepaid expenses and other current assets	—	11,843	7,589	—	19,432
Deferred income taxes	—	40,408	20	—	40,428

Total current assets	24,542	536,970	93,882	—	655,394

Property, plant and equipment, net	—	48,085	1,347,250	—	1,395,335
Deferred income taxes	—	204,660	505	—	205,165
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,922	14,170	21,128	—	37,220

Total assets	$26,464	$803,885	$1,875,459	$—	$2,705,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$18,635	$53,742	$—	$72,377
Other current liabilities	2,219	57,949	176,062	—	236,230
Intercompany payable (receivable)	(1,856,976)	(584,779)	2,441,755	—	—

Total current liabilities	(1,854,757)	(508,195)	2,671,559	—	308,607

Losses in subsidiary in excess of investment	543,543	1,018,883	—	(1,562,426)	—
Long-term debt and capital lease obligations, net	336,642	994,421	14,127	—	1,345,190
Long-term deferred revenue	—	—	18,407	—	18,407
Other long-term liabilities	—	6,375	26,193	—	32,568
Stockholders’ equity (deficit)	1,001,036	(707,599)	(854,827)	1,562,426	1,001,036

Total liabilities and stockholders’ equity (deficit)	$26,464	$803,885	$1,875,459	$—	$2,705,808

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$316,849	$—	$316,849
Costs and expenses:
Operating, selling, general and administrative	—	45,715	163,414	—	209,129
Depreciation, amortization and accretion	—	4,498	67,533	—	72,031
Corporate expense allocation	—	(50,213)	50,213	—	—

Total costs and expenses	—	—	281,160	—	281,160

Operating income	—	—	35,689	—	35,689
Interest expense, net	(6,964)	(8,840)	(3,773)	—	(19,577)
Interest expense allocation	6,964	8,840	(15,804)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	16,112	—	16,112
Income tax benefit	—	(294,404)	(3,568)	—	(297,972)

Net income before equity in undistributed earnings of subsidiaries	—	294,404	19,680	—	314,084
Equity in undistributed earnings of subsidiaries	314,084	19,680	—	(333,764)	—

Net income	$314,084	$314,084	$19,680	$(333,764)	$314,084

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$628,060	$—	$628,060
Costs and expenses:
Operating, selling, general and administrative	—	91,186	321,900	—	413,086
Depreciation, amortization and accretion	—	9,088	136,330	—	145,418
Corporate expense allocation	—	(100,274)	100,274	—	—

Total costs and expenses	—	—	558,504	—	558,504

Operating income	—	—	69,556	—	69,556
Interest expense, net	(13,833)	(19,263)	(7,365)	—	(40,461)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Interest expense allocation	13,833	36,333	(50,166)	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	12,025	—	12,025
Income tax benefit	—	(292,087)	(3,193)	—	(295,280)

Net income before equity in undistributed earnings of subsidiaries	—	292,087	15,218	—	307,305
Equity in undistributed earnings of subsidiaries	307,305	15,218	—	(322,523)	—

Net income	$307,305	$307,305	$15,218	$(322,523)	$307,305

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$26,926	$26,926	$46,286	$(73,212)	$26,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	10,164	129,653	—	139,817
Deferred income taxes	—	19,357	—	—	19,357
Intercompany and equity investment changes	(29,236)	(11,422)	(32,554)	73,212	—
Amortization of discount on debt and deferred debt issue costs and other	10,179	1,308	—	—	11,487
Stock-based compensation	—	—	14,281	—	14,281
Changes in operating assets and liabilities	—	7,824	(3,834)	—	3,990

Net cash provided by operating activities	7,869	54,157	153,832	—	215,858

Cash flows from investing activities:
Capital expenditures	—	(16,667)	(152,936)	—	(169,603)
Purchases of investments	—	(97,739)	—	—	(97,739)
Proceeds from sale of investments	—	85,163	—	—	85,163
Other investing activities, net	—	482	(492)	—	(10)

Net cash used in investing activities	—	(28,761)	(153,428)	—	(182,189)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	7,519	—	—	—	7,519
Purchases of treasury stock	(15,388)	—	—	—	(15,388)
Payment of debt and capital lease obligations	—	(3,087)	(404)	—	(3,491)

Net cash used in financing activities	(7,869)	(3,087)	(404)	—	(11,360)

Increase in cash and cash equivalents	—	22,309	—	—	22,309
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922

Cash and cash equivalents at end of period	$24,542	$354,689	$—	$—	$379,231

tw telecom inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

Restated

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$307,305	$307,305	$15,218	$(322,523)	$307,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	9,088	136,330	—	145,418
Deferred income taxes	—	(295,161)	(580)	—	(295,741)
Intercompany and equity investment changes	(314,072)	(343)	(8,108)	322,523	—
Extinguishment costs and amortization of discount on debt and deferred debt issue costs	9,396	18,108	—	—	27,504
Stock based compensation	—	—	13,706	—	13,706
Changes in operating assets and liabilities	—	(14,985)	6,932	—	(8,053)

Net cash provided by operating activities	2,629	24,012	163,498	—	190,139

Cash flows from investing activities:
Capital expenditures	—	(7,447)	(158,470)	—	(165,917)
Purchases of investments	—	(133,415)	—	—	(133,415)
Proceeds from sale of investments	—	23,363	—	—	23,363
Other investing activities, net	—	97	(4,961)	—	(4,864)

Net cash used in investing activities	—	(117,402)	(163,431)	—	(280,833)

Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	900	—	—	—	900
Purchases of treasury stock	(3,523)	—	—	—	(3,523)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	417,425	—	—	417,425
Payment of debt and capital lease obligations	—	(3,632)	(67)	—	(3,699)

Net cash used in (provided by) financing activities	(2,629)	116	(67)	—	(2,580)

Decrease in cash and cash equivalents	—	(93,274)	—	—	(93,274)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907

Cash and cash equivalents at end of period	$24,540	$328,093	$—	$—	$352,633

tw telecom inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated statements of operations for the three and six months ended June 30, 2010, the condensed consolidated statement of cash flows for the six months ended June 30, 2010 and the consolidated balance sheets as of June 30, 2011 and December 31, 2010. The restatement increased the tax benefit and net income $71.8 million and $69.4 million for the three and six months ended June 30, 2010, respectively, and approximately $18.2 million of a valuation allowance reducing deferred tax assets has been reflected on the consolidated balance sheets as of June 30, 2011 and December 31, 2010. For a more detailed description of the restatement, see Note 2 – Restatement of Condensed Consolidated Financial Statements.

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

The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that may cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K/A for the year ended December 31, 2010, in Item 1A and elsewhere in our quarterly report on Form 10-Q/A for the quarter ended March 31, 2011 and in this report. In addition, actual results may differ from our expectations due to the timing of disconnections, disputes and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased customer disputes, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, delays in launching new products, unanticipated capital investment opportunities or needs, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of NOLs under Section 382 of the Internal Revenue Code, increases in the price we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations

The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. For a detailed description of the restatement, see Note 2—Restatement of Condensed Consolidated Financial Statements. This table should be read together with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
			Restated				Restated
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Data and Internet services	$158,168	47%	$134,152	42%	$310,355	46%	$263,273	42%
Network services	88,898	26	90,000	28	178,409	27	179,548	28
Voice services	83,636	25	83,963	27	166,660	25	168,035	27
Intercarrier compensation	7,684	2	8,734	3	15,504	2	17,204	3

Total revenue	338,386	100	316,849	100	670,928	100	628,060	100

Costs and expenses (1):
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (1)	141,251	42	132,319	42	280,980	42	261,174	42
Selling, general, and administrative (1)	80,784	24	76,810	24	159,599	24	151,912	24
Depreciation, amortization, and accretion	70,081	21	72,031	23	139,817	21	145,418	23

Total costs and expenses	292,116	86	281,160	89	580,396	87	558,504	89

Operating income	46,270	14	35,689	11	90,532	13	69,556	11
Interest expense	(21,845)	(6)	(19,749)	(6)	(43,817)	(7)	(40,690)	(6)
Debt extinguishment costs	—		—	—	—		(17,070)	(3)
Interest income	174	—	172	—	317	—	229	—

Income before income taxes	24,599	7	16,112	5	47,032	7	12,025	2
Income tax expense (benefit)	10,292	(3)	(297,972)	94	20,106	(3)	(295,280)	47

Net income	$14,307	4%	$314,084	99%	$26,926	4%	$307,305	49%

Net income per share, basic	$0.09		$2.07		$0.18		$2.03

Net income per share, diluted	$0.09		$1.84		$0.18		$1.85

Weighted average shares outstanding, basic	147,939		149,698		147,753		149,498
Weighted average shares outstanding, diluted	150,395		171,884		150,055		171,722
Modified EBITDA and Modified EBITDA margin (2)(3)	$123,184	36%	$114,449	36%	$244,630	37%	$228,680	36%
Net cash provided by operating activities	$116,808		$92,878		$215,858		$190,139
Net cash used in investing activities	$(101,873)		$(122,629)		$(182,189)		$(280,833)
Net cash provided by (used in) financing activities	$2,081		$(4,527)		$(11,360)		$(2,580)

(1)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Operating	$584	$749	$1,172	$1,507
Selling, general, and administrative	$6,249	$5,980	$13,109	$12,199

(2)	“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our 2018 Notes, our revolving credit facility (“Revolver”) and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our 2018 Notes differ from the definition of Modified EBITDA used in this table. The definitions of EBITDA under our Revolver and Term Loan, discussed below, and 2018 Notes are not materially different from the calculation of Modified EBITDA as defined. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		Restated		Restated
	(amounts in thousands)
Net income	$14,307	$314,084	$26,926	$307,305
Income tax expense (benefit)	10,292	(297,972)	20,106	(295,280)
Interest income	(174)	(172)	(317)	(229)
Interest expense	21,845	19,749	43,817	40,690
Debt extinguishment costs	—	—	—	17,070
Depreciation, amortization, and accretion	70,081	72,031	139,817	145,418
Non-cash stock-based compensation	6,833	6,729	14,281	13,706

Modified EBITDA	$123,184	$114,449	$244,630	$228,680

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		Restated		Restated
	(amounts in thousands)
Net cash provided by operations	$116,808	$92,878	$215,858	$190,139
Income tax expense (benefit)	10,292	(297,972)	20,106	(295,280)
Deferred income taxes	(9,871)	298,058	(19,357)	295,741
Interest income	(174)	(172)	(317)	(229)
Interest expense	21,845	19,749	43,817	40,690
Discount on debt, amortization of deferred debt issue costs and other	(5,792)	(5,358)	(11,487)	(10,434)
Changes in operating assets and liabilities	(9,924)	7,266	(3,990)	8,053

Modified EBITDA	$123,184	$114,449	$244,630	$228,680

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

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

Income Tax Expense (Benefit). Income tax expense was $10.3 million for the three months ended June 30, 2011, compared to an income tax benefit of $298.0 million in the comparable period in 2010. This change was primarily related to a $299.0 million non-cash income tax benefit resulting from the recognition of the value of deferred tax assets during the three months ended June 30, 2010, as well as a higher effective tax rate and an increase in income before income taxes during the three months ended June 30, 2011. We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $14.3 million for the three months ended June 30, 2011 compared to $314.1 million for the comparable period in 2010. The decrease in net income of $299.8 million resulted from an increase in income tax expense, partially offset by an increase in income before income taxes, as discussed above. Modified EBITDA increased $8.7 million to $123.2 million, or 36% of total revenue, for the three months ended June 30, 2011, from $114.4 million, or 36% of total revenue, for the comparable period in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses as discussed above. For the three months ended June 30, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements. See Note 2 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

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

Income Tax Expense (Benefit). Income tax expense was $20.1 million for the six months ended June 30, 2011, compared to an income tax benefit of $295.3 million in the comparable period in 2010. This change was primarily related to a $299.0 million non-cash income tax benefit resulting from the recognition of the value of deferred tax assets during the six months ended June 30, 2010, as well as a higher effective tax rate and an increase in income before income taxes during the six months ended June 30, 2011. We expect our 2011 effective tax rate to be approximately 45%.

Net Income and Modified EBITDA. Net income was $26.9 million for the six months ended June 30, 2011 compared to $307.3 million for the comparable period in 2010. The decrease in net income of $280.4 million resulted from the income tax expense (benefit) items described above, partially offset by an increase in income before income tax expense. Modified EBITDA increased $16.0 million to $244.6 million, or 37% of total revenue, for the six months ended June 30, 2011, from $228.7 million, or 36% of total revenue, for the comparable period in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth and network cost efficiencies, partially offset by an increase in employee expenses as discussed above. For the six months ended June 30, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements.

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

Working capital, defined as current assets less current liabilities, was $346.8 million as of June 30, 2011, an increase of $34.0 million from December 31, 2010. Our working capital ratio, defined as current assets divided by current liabilities, was 2.12 as of June 30, 2011 compared to 2.04 as of December 31, 2010. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2011. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time that our Form 10-Q for the quarter ended June 30, 2011 was filed on August 8, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, as a consequence of the restatement of certain historical financial results described below, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2011 because management has concluded that a deficiency in the internal control over the assessment of income tax planning strategies in connection with our deferred tax asset constitutes a material weakness in internal control over financial reporting. Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our Condensed Consolidated Financial Statements included in this Form 10-Q/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

For additional information regarding the restatement of certain of our historical financial results and the material weakness identified by management, see Note 2 to the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q/A for the quarter ended June 30, 2011, and “Item 9A. Controls and Procedures” in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. However, as a result of the identification of the specific issue that led to the restatement and the related reassessment of internal control over financial reporting in the second quarter of 2011, we will put into place remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, the Company will routinely evaluate the necessity for third party tax specialists’ advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in connection with the preparation of its financial statements, including tax planning strategies related to our valuation allowance.

Part II. Other Information

Item 1. Legal Proceedings

We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.

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