Form 10-K
period 2011-12-31
tw telecom inc.
filed 2012-02-21
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________
FORM 10-K
  ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-34243
 ___________________________________________
 tw telecom inc.
(Exact name of Registrant as specified in its charter)
 ___________________________________________

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
 ___________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒
As of June 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $3.0 billion, based on the closing price of the registrant’s common stock on the NASDAQ Stock Market reported for such date. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of tw telecom inc.’s common stock as of January 31, 2012 was 150,006,831 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before April 30 2012.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This document contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, future tax benefits and expense, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, potential changes in certain accounting reserves and allowances and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in this report. In addition, actual results may differ from our expectations due among other things, to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn which may adversely affect our revenue growth or EBITDA, delays in launching new products that our customers desire, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of incumbent local exchange carriers (“ILECs”), increased costs from healthcare reform and higher taxes or further deregulation of the ILECs that adversely affects the cost and availability of ILEC facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TELECOMMUNICATIONS DEFINITIONS
In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this report, a glossary is included following Part III.

PART I

Item 1.	Business
Financial Information
See Part II Item 8 for our financial results and information.

Overview
tw telecom inc. (together with its wholly-owned subsidiaries, “we” or the “Company”) is a leading national provider of managed network services, specializing in business Ethernet, data networking, Converged, IP-based virtual private network or "IP VPN", Internet access, voice, including voice over Internet Protocol or "VoIP", and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services.
Through our subsidiaries, we serve 75 U.S. metropolitan markets with our extensive fiber facilities that are connected by our regional fiber facilities and national IP backbone. As of December 31, 2011, our fiber network spanned approximately 27,000 route miles (including approximately 21,000 metropolitan route miles), connecting to 15,438 buildings served directly by our local fiber facilities. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations. We continue to expand our data, voice, and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and Converged solutions for customers.
Our principal executive offices are located at 10475 Park Meadows Drive, Littleton, Colorado 80124, and our telephone number is (303) 566-1000. Our Internet address is http://www.twtelecom.com. The information contained on our website is not part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports are available on our website free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we intend to disclose on our website, any amendments to or waivers from our Code of Ethics applicable to our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer and other persons performing similar functions within four business days following the date of such amendment or waiver.

We amended our Restated Certificate of Incorporation to change our corporate name from Time Warner Telecom Inc. to tw telecom inc. in March 2008. On July 1, 2008, we began using tw telecom inc. as our name and tw telecom as our brand.

Business Strategy
Our objective is to be the leading national provider of high quality business network solutions by making access to our services "better, faster and easier" for our customers. We leverage our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include the following:
Leverage Our Local Presence on a National Scale with Global Reach. We leverage our local fiber assets and our multi-purpose national IP backbone as well as integrate and manage facilities from other carriers, domestically and globally, to enable our customers to connect to their locations with our network solutions. We have a local presence in our markets with sales, sales engineering, customer support and operational resources, backed by a national organization, to provide personalized service and customized solutions for our customers. These local resources are led by market-based general managers who have accountability for the growth, management and profitability of their local markets.
We believe that our local presence, local fiber based facilities, and national IP backbone enable us to:

•	Offer flexible and scalable products;

•	Focus on selling services in our local markets, and providing wide area solutions on a national basis with multi-site and multi-city end-to-end solutions for our regional and national customers;

•	Provide a higher quality of service than other competitors;

•	Realize a competitive advantage over non-facilities based providers;

•	Realize higher margins than carriers that do not operate their own local fiber facilities; and

•	Provide a reliable and diverse network.
Focus Our Service Offerings to Meet the Complex and Evolving Needs of Our Customers. We deliver secure end-to-end managed solutions to our customers with predictable and reliable service quality that we believe is industry-leading. We design and deliver scalable and efficient solutions that enable our customers’ complex and evolving business applications. These solutions emphasize our data networking service offerings, which include IP VPN and an expanding portfolio of business Ethernet data products with Class of Service (which allows customers to assign different priorities to various traffic types) and our Converged service offerings comprised of data, Internet, voice, security, remote access and managed routers. We also continue to provide a broad range of traditional services including a dedicated network service portfolio with private line, special access and private transport networks, voice services, and secure Internet access with speeds up to 10 Gigabits per second (“Gbps”).
As the complex needs of our customers evolve and more of their critical applications are divided between their private networks, third party data centers and cloud providers, we are developing our Intelligent Network and service capabilities (see “Network and Facilities-Overview”) over the near and longer term to provide our customers using our business Ethernet and IP VPN services with:

•
End-to-end visibility of network performance correlated to site-specific bandwidth utilization, or Enhanced Management, which launched in 2011 for IP VPN and Converged services and plan to extend to our business Ethernet services;

•
Dynamic capabilities to manage flexible amounts of bandwidth on demand or scheduled bandwidth availability as needed, initially through our customer portal and in the future by incorporating automation with application interfaces; and

•	The ability to manage and prioritize their applications running on the services we provide through portals or application interfaces.
We expect to provide additional intelligent capabilities and automation in the future so that our services will continue to meet our customers' evolving needs.
Deliver a Customer Care Strategy that Differentiates Us from Our Competitors. We approach customer care from the customer’s viewpoint with:

•
Our people: We seek to engage all of our employees, whether directly or indirectly, in providing the best possible customer experience. Two-thirds of our employees have customer facing responsibilities, and we have established an internal rewards and recognition program to reward employees for the positive experience they deliver.

•
Customized service interaction: We use a coordinated approach that leverages both local resources and our national operating centers to deliver personalized customer service, including providing timely status updates to resolve issues in the shortest possible timeframe. Customers choose the type of service interaction that works best for them: local, national, electronic or live support. Regardless of how a customer contacts us, we leverage technology - our Customer Insight and Action tool - to capture customer feedback and route it to the appropriate place for action. In addition, customers can customize their view of our web-based customer portal to quickly locate the information that is most important to them. My Portal is our tool to enable customer knowledge and decision making about their services. Customers can navigate through account information, network services, trouble tickets, network performance information, order status, billing and payment information either through self-service or with the support of our customer service personnel. We continue to develop additional functionality and enhancements that our customers request and that support our solutions.

•
Voice of the customer: We listen to our customers by capturing feedback from customer interactions, customer survey responses and live customer insight panels that provide us with information on our customers' challenges and needs and continually incorporate their feedback to deliver a better overall customer experience to them.

We believe that our ongoing customer experience initiatives have improved our customer loyalty and retention, contributed to reductions in revenue churn and increased sales to existing customers. We plan to continue to innovate to enhance our customers’ experience and ease of doing business with us.
Enhance our Multi-Channel Sales Strategy. We take a multi-pronged approach to our sales strategy, which includes:

•
Our direct sales channel, consisting of highly knowledgeable and tenured sales and technical support personnel who focus on medium to large enterprise customers in our local markets. Our direct customer segment sales structure supports national enterprises, public sector entities and carriers. We continue to expand our direct sales organization and to invest in tools, training and other initiatives to maximize sales productivity;

•
Our customer relationship specialists, who focus on sales to our smaller customers and increasing customer retention, freeing our primary sales force to focus on high potential existing and new customers; and

•
Our indirect sales channel that extends our sales coverage in our markets by leveraging our representatives’ customer relationships. We continue to enhance our indirect sales channel in size and scope by adding selected representatives such as value added resellers, cloud providers and system integrators, whose capabilities complement our network service offerings, and expand the portfolio of services available for sale through this channel.

Leverage the Demand for Connectivity Created by the New Information Technology (“IT”) Environment to Enable Customers' IT and Business Strategies. This environment consists of developing cloud computing, collaboration, disaster recovery and data center strategies that our enterprise customers are adopting to advance their businesses. We are able to provide secure and highly reliable network connectivity, capacity and advanced network capabilities essential to enable these strategies by providing seamless solutions across our network from customers' on-network enterprise locations to data centers, cloud providers and hosting companies. We plan to continue to further leverage these demand drivers by providing network solutions to the data centers, cloud providers, hosting companies and other participants in this environment. We believe that these areas of growing demand have been and will continue to be drivers of our growth.
Broaden Our Reach and Capabilities to Position Us for Longer-Term Growth and Operational Scale by Employing our Disciplined Capital Allocation Strategy. Our strategy is to invest for growth for the near and long-term. We maintain a disciplined approach to capital spending to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers with our network. We continue to innovate and invest in our business throughout various economic cycles in order to position us for long-term growth. These investments enable us to expand our market opportunity, extend our fiber network and increase both our operational and product capabilities to meet our customers’ growing and complex needs. Elements of our strategy include:

•
Success-based investments. The majority of our investments are success-based, driven by customer sales, and include costs to expand our fiber-connected buildings and add equipment and capacity to our network, which must meet certain financial return criteria. In addition to funding current customer opportunities, these investments increase the number of fiber connected buildings that we leverage for future growth. This category of investments is intended to reach their incremental return thresholds within the short to medium term.

•
Long-term strategic investments. These investments fund geographic expansions within our markets, extension of our network into targeted locations, technological advancements of our network and product capabilities for future growth and enhancements to our back office support systems to increase employee productivity and enhance the customer experience. These investments include fiber construction, equipment purchases and IT system enhancements for product advancements and automation, among others, all of which have a longer term return on investment.

Invest in our People to Drive the Execution of our Strategies. We have invested in our highly skilled, professional workforce that we believe allows us to differentiate ourselves from our competitors, innovate our services, advance our customer experience initiatives and make the necessary technological advancements to meet the complex and evolving needs of our customers. We have a multi-faceted approach to ensure our human resources are well aligned, capable and engaged in executing on our strategic business objectives. Elements of our approach include:

•	Developing strategies across the organization that prioritize our people investments;

•	Enhancing our organizational effectiveness through organizational design, workforce and talent planning, change management and leadership development to maximize employee productivity and engagement;

•	Optimizing our talent acquisition efforts through employment marketing, sourcing and recruiting to attract the best talent;

•
Developing our talent by providing technical training for sales, operations and engineering resources, leadership and management training and detailed orientation programs to assure that we have skilled employees to remain an industry leader;

•	Continually improving employee job performance through various performance management techniques and aligning annual employee goals with our corporate strategies; and

•	Providing performance-based compensation designed to incent and engage employees to execute on our business objectives and to create long-term stockholder value.

Services
We deliver a portfolio of scalable, integrated and managed network solutions serving customers’ complex network needs and IT requirements. We are enhancing our services through the launch of the first phase of our Intelligent Network initiative, Enhanced Management services, which provide unique site-to-site network performance visibility. We plan to continue to enhance our Intelligent Network capabilities to enable our customers to better plan, manage and control their services and meet their next generation needs. Our current service portfolio includes data, Internet, Converged, network, voice and intercarrier services. Our revenue by major service categories for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011		2010		2009
	(amounts in thousands)
Revenue:
Data and Internet services (1)(5)(6)	$646,682	47%	$547,218	43%	$472,647	39%
Network services (2)(6)	350,709	26	359,169	28	370,859	31
Voice services (3)(5)	338,655	25	332,870	26	333,274	27
Intercarrier compensation (4)	30,845	2	33,914	3	34,610	3
Total revenue	$1,366,891	100%	$1,273,171	100%	$1,211,390	100%
 ___________________

(1)	See Data Services, Internet Services and Managed Internet below.

(2)	See Network Services below.

(3)	See Voice Services below.

(4)	See Intercarrier Services below.

(5)
See Converged and Integrated Services below. Revenue from the voice components of converged and integrated services is included in the Voice services revenue category and revenue from all other components is included in the Data and Internet services revenue category.

(6)
See Managed Services below. Collocation services are included in the Network services revenue category above. All other Managed Services are reflected in the Data and Internet services revenue category above.

We provide solutions to enterprise customers, ranging from small businesses to Fortune 500 enterprises, city, state and federal government entities, as well as carriers and other communication service providers. We continue to expand our service portfolio to meet our customers’ future networking demands, including new enterprise software applications, data storage, cloud computing, collaboration and security needs. Our primary service offerings are:
Data Services
Our data services enable customers to connect their locations and internal local area networks together into a single managed solution. From these capabilities, customers have options to manage an array of business and communication applications, including voice, Internet and other types of connectivity. We offer the following business Ethernet and IP VPN services:
Local Solutions

•
Switched NLAN. A metropolitan business Ethernet solution that connects multiple locations in speeds up to 10 Gbps. Five Class of Service options are offered that allow customers to prioritize varying types of traffic by their business importance.

•	Elite NLAN. A point-to-point metropolitan business Ethernet service which provides dedicated protected Ethernet transport service between two locations at bandwidth speeds up to 10 Gbps.

•
E-Line. A business Ethernet private line and virtual private line service supporting point-to-point and point-to-multipoint customer configurations, available within most of our markets with speeds up to 10 Gbps.

Wide Area Solutions

•
E-LINE. A business Ethernet private line and virtual private line service supporting point-to-point and point-to-multipoint customer configurations available between most of our markets with speeds up to 10 Gbps.

•	Extended NLAN. Provides business Ethernet connectivity between the vast majority of the markets we serve and is available in either point-to-point or multi-point configurations, generally up to 1 Gbps, and includes Class of Service options.

•	Regional Ethernet. Provides point-to-point private lines between select markets with the advantage of Ethernet interfaces.

•
IP VPN Services. These services connect multiple customer sites by creating a virtual network for the customer within the U.S. and to approximately 65 other countries. Class of Service functionality is available with Premium IP VPN service. Connection speeds are available up to 1 Gbps.

•
Managed IP VPN. A turnkey VPN solution that provides connectivity to our secure Multi-Protocol Label Switching IP VPN network with customer premise-based routers that we procure, configure, maintain and manage. The service includes active monitoring and alarming, on-site installation and hardware maintenance.

Converged and Integrated Services

•
Converged Services fully integrate any combination of communication applications including IP VPN, voice, Internet, security and managed router service into a single managed IP solution available in our 75 markets and 50 additional markets across the U.S. where we have extended our reach to support local voice calling access. This solution is scalable from 1.5 Mbps to 1 Gbps, and enables each communication application to dynamically share all subscribed bandwidth. Converged services are available with Class of Service.

•
Integrated Services. Our bundled integrated offerings enable customers to purchase a full array of access options that combine lines, trunks, long distance, and Internet services to provide an integrated service offering that can dynamically allocate bandwidth for maximum network efficiency, and eliminates the customer’s need for multiple vendors.

Internet Services
Our dedicated high capacity Internet service enables customers to access the Internet and other external networks. We offer a wide range of Internet services with bandwidth speeds ranging from 1.5 Mbps to 10 Gbps transported via Ethernet or traditional Time Division Multiplexing (“TDM”) connectivity. Our Ethernet Internet services are available using Ethernet connections with offerings from 2 Mbps to 10 Gbps. Our traditional TDM-based Internet services are available via industry standard transport facilities, with DS-1 to OC-48 connectivity.
Managed Internet
Our Managed Internet service provides a turnkey Internet solution that bundles our Internet services with customer premise-based routers that we procure, configure, maintain and manage for the customer. This managed service includes active monitoring and alarming, on-site installation and hardware maintenance.

Managed Services
We offer a suite of managed services that complement our data, Internet and Converged service offerings. These services allow our customers to reduce the overall management burden of their data systems and IT staff (also see Managed IP VPN and Managed Internet above):

•
Enhanced Management. This is an interactive solution that gives customers detailed, site specific visibility into the performance of their IP VPN services through our customer portal (see "Customer Care") by providing real time data with respect to latency, packet delivery, and jitter correlated to their bandwidth utilization on their network from end to end.

•
Managed Security Services. This service uses security devices placed within our network to establish a firewall to prevent unauthorized traffic from entering a customer’s network. We also offer a managed security solution through equipment placed at the customer’s premises that provides a firewall, in addition to optional secure sockets protocol or SSL, IP VPN, anti-virus, anti-SPAM and content filtration.

•
Collocation Services. We provide secure space with controlled climate and power where customers can locate their equipment to connect to our network in facilities equipped for enterprise IT environmental requirements.

•
Distributed Denial of Service Mitigation. This service monitors, identifies and mitigates denial of service attacks that flood the target network with high volumes of unauthorized traffic in an attempt to disrupt a customer’s business critical Internet-based applications.

Network Services
We provide a complete range of network access services with transmission speeds up to 10 Gbps to satisfy our customers’ needs for voice, data, image and video transmission. Each service uses technologically advanced fiber optics and is available as:

•	Private Line. Dedicated telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice, data and Internet traffic among customer locations.

•	Special Access. Dedicated telecommunications lines linking the points of presence (“POPs”) of one or more interexchange carriers (“IXC”), or between enterprise customers and the local POPs of IXCs.

•	Transport Arrangements. Dedicated transport between the local exchange carrier (“LEC”) central offices and the IXC POP for voice and data applications.

•	Metropolitan and Regional Connectivity. Each transport service is available on our local fiber network and most are available between cities on our inter-city, regional networks.
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

Voice Services
Our voice services provide customers with local and long distance calling capabilities. We own, manage and maintain the switches to provide the services. Our voice services can be provisioned over TDM or as Voice over Internet Protocol (“VoIP”) and include the following:

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

•	Business Access Line Service. Provides customers with quality analog voice grade telephone lines.

•	IP Trunks. IP trunks provide voice services over an Ethernet connection and supports IP PBX devices and local and long distance calling to the public switched telephone network (“PSTN”).
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

Network and Facilities
Overview. Our integrated network infrastructure combines physical fiber assets and equipment with software-enabled or "logical" capabilities that provide a cost effective platform for the layering of our services and enable us to manage our customers’ needs and to scale our customer service to support our customers. Our local, regional and national network utilizes advanced architectures and technologies to deliver high capacity and scalable network services. Our local markets are interconnected through our IP backbone utilizing multiple standard protocols and operate on fully redundant routers which enable us to deliver services between markets and to the public Internet.
We have designed and constructed our integrated network infrastructure over fiber rings generally using path diversity equipped with electronics that automatically re-route service if a network impairment such as a fiber cut occurs. Our integrated network supports our customers’ application needs through business Ethernet services using state of the art Ethernet network equipment or SONET based services, using traditional SONET networking equipment.
Our VoIP services utilize our packet based soft switches and media gateways located in our local markets. This equipment is smaller and more cost effective than traditional PSTN end office switches. Our soft switches are interconnected using a VoIP enabled, private IP backbone that operates on our foundational integrated network. Our VoIP network architecture also supports complex disaster recovery services for customers having mission critical voice requirements.
Our integrated network assets and architecture provide the foundation for evolving advanced capabilities that we refer to as the “Intelligent Network,” the first phase of which, Enhanced Management, was introduced in 2011 (see "Services--Managed Services"). As these capabilities evolve, we expect to provide customers with the ability to manage their own network services using decision making tools, including network performance information obtained through Enhanced Management, and planned service offerings to enable customers real time control over the properties of their service and the prioritization of their traffic on that service, either manually through our customer portal or using automation through application program interfaces.
As we replace legacy equipment in our network in the normal course to enable new services we have installed and plan to continue to install new equipment that is cost effective and significantly more energy and space efficient as part of our multi-faceted green initiatives. This new equipment conserves energy, lowers our costs, frees up valuable space in our central offices and avoids costly central office expansions. We continually evaluate new technologies, applications and suppliers to assure that we are aligned with next generation technologies, including those that are the most energy efficient.
Local Market Technical Overview. We serve our customers from central offices that are strategically positioned throughout our local markets. The central offices house the network equipment needed to interconnect customers with each other and with other local exchange, Internet and Ethernet networks. We deploy Ethernet switches, routers, soft switches, media gateways and other electronic network devices in our central offices that are configured with redundant electronics and power supplies capable of automatically switching to backup equipment in the event of hardware impairments or failures. This redundancy provides protection to our customers and helps to prevent service interruptions. We also install and manage our electronics on our customers’ premises to interface with their communications equipment.
Our network is interconnected with multiple ILECs, competitive local exchange carriers (“CLECs”), cable companies and interexchange carriers for voice services, and our network backbone is connected directly with several external networks to increase our network reach and access. We provide IP VPN service to international locations through arrangements with international network providers and provide a converged VPN solution to our customers’ locations outside of our network through the use of facilities provided by other carriers. We have peering and transit connections with external network vendors that provide our customers exit points from our network to the public Internet.

Fiber Lease and License Agreements. We provide a substantial portion of our services entirely on fiber network facilities that we constructed, purchased from other providers or obtained through acquisitions. We also license fiber network facilities through indefeasible rights of use agreements or other similar long term licensing or leasing arrangements (collectively “IRUs”) from other CLECs and cable companies. We typically paid for these IRUs upfront, and they generally have terms lasting over 20 years. Similarly, our Capacity License Agreements with Time Warner Cable, Comcast Corporation and Bright House Networks, LLC (collectively, the “Cable Operations”), provide us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations in 23 markets for a term that expires in 2028. The Capacity License Agreements do not restrict us from constructing or licensing fiber-optic capacity from other parties in the markets where we license fiber network facilities from the Cable Operations.
Network.
The following map shows our 75 markets:

Seattle
Spokane
Portland/Vancouver
Boise
Sacramento
San Francisco
Oakland
San Jose
Fresno
San Luis Obispo
Bakersfield
Santa Barbara
Los Angeles
Orange County
San Diego
Las Vegas
Phoenix
Tucson
Honolulu
Denver
National Operations Center
Colorado Springs
Albuquerque
El Paso
Minneapolis
Kansas City
Tulsa
Ft. Worth
Dallas
Austin
San Antonio
Houston
Corpus Christi
Milwaukee
Chicago
St. Louis
National Operations Center
Little Rock
Shreveport
Lake Charles
Lafayette
Baton Rouge
New Orleans
Jackson
Memphis
Birmingham
Montgomery
Mobile
Columbus
Dayton
Indianapolis
Cincinnati
Louisville
Lexington
Nashville
Chattanooga
Greenville
Atlanta
Columbus
Charlotte
Greensboro
Raleigh
Fayetteville
Spartanburg
Columbia
Charleston
Jacksonville
Orlando
Tampa
Ft. Lauderdale
Miami
Syracuse
Albany
Rochester
Binghamton
New York
Northern New Jersey
Washington DC
Baltimore
Legend
tw telecom Markets
National Operations Center
10/06/11

Network Monitoring and Management. We provide a single point of contact for our customers and consolidate our systems support and technical expertise for management of our customer and internal networks at our two network operations centers in metropolitan locations near Denver, Colorado and St. Louis, Missouri. These two centers offer capability for redundancy and overlap coverage for our customer networks. We provide 24 hours per day, 7 days a week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network services, which allows us to react swiftly to repair network or service trouble. We continue to enhance our capabilities and programs that focus on network health and stability and enable us to address network issues before they impact our customers.

Information Technology Solutions. We focus our efforts on creating and deploying applications, systems and technology that optimize our business and increase operational scale through the use of automation and customer self-service portals. We have invested in applications and systems that increase our workforce productivity and decrease human touch points. This strategy has also enhanced our ability to manage our customers' experience and increased the ease of doing business with us by making information available to our customers in a unified and comprehensive way. We blend the purchase of proven, commercially available software that can be tailored to our business processes, and in-house developed applications that conform to our architectural framework. We select systems that are flexible enough to conform to a rapidly changing environment, while being scalable and easily maintained and enhanced.
We continue to evaluate and implement new technologies and applications to further enhance the integration of our enterprise applications so that data flows efficiently and accurately between applications and manual touch points are minimized. Our systems utilize open system standards and architectures, allowing interoperability with third party systems and applications.

Information Systems Infrastructure. We maintain corporate data centers in Colorado and Texas to support our corporate applications and systems and provide redundancy for our critical corporate applications and systems. Each of our data centers is equipped with state of the art computing capability, storage networks and high availability corporate voice and data services. We use advanced server technology running virtual machine software that has increased computing capacity significantly while reducing environmental and space costs. We host and operate our own corporate private clouds, which provide cost efficient and reliable software and application services for our highly distributed user community. We manage our desktop technology assets, corporate voice and data services centrally to ensure consistency and compatibility between all corporate facilities. Our infrastructure also supports employee mobility and diversity of employee access points to systems to minimize productivity loss due to weather and other potential business interruptions.
Network Development and Application Laboratory. We have a laboratory that is equipped with advanced systems and equipment, including those we use in the operation of our network. The center is designed to provide a self-contained testing and integration environment, fully compatible with our network, for the purposes of:

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

Billing Systems. We utilize a single billing system that is interfaced directly into our operational support systems and financial systems for all of our services other than intercarrier compensation. This integrated billing environment increases customer bill accuracy and customer satisfaction. The billing system software is licensed from a billing vendor that develops feature enhancements for us as needed and handles the daily support and maintenance of the system, which operates on our computing hardware. We recently deployed a new usage collection and management application that gathers network services billing events and usage while creating a real time seamless stream of information that not only provides higher precision usage measurement and revenue tracking, but also provides the foundation for the Intelligent Network services billing.
Customers, Sales and Marketing
Customers. We serve both business enterprise and carrier customers. Our enterprise customers include businesses that are data and IT intensive and are primarily in financial services, technology and scientific, health care, distribution, manufacturing and professional services industries and public sector entities. Our carrier customers include ILECs, CLECs, wireless communications companies and cable companies. As of December 31, 2011, we served approximately 27,500 customers. For the year ended December 31, 2011, enterprise customers, carriers and intercarrier compensation represented 77%, 21% and 2% of total revenue, respectively, and no customer accounted for 5% or more of total revenue. Our 10 largest customers accounted for 20% of our total revenue for the year ended December 31, 2011, and are primarily carriers. As our enterprise customer revenue continues to grow at a greater rate than our carrier customer revenue, the percentage of our total revenue represented by the carrier customers has been declining.
Sales and Marketing. Our service offerings are part of a comprehensive portfolio of services and solutions designed to support the current and next generation needs of our customers. Our sales and marketing strategy emphasizes our:

•	Targeted market strategy focused on key industry verticals and large bandwidth applications originating from medium and large enterprises in proximity to our metropolitan fiber assets;

•	Comprehensive suite of multi-site large bandwidth data solutions applying IP VPN and Ethernet technology;

•	Evolving Intelligent Network capabilities adding visibility to network performance and customer control to our portfolio of data and managed services;

•	Flexible multi-product managed Converged solutions that include voice, usage, Internet, data and network security services and managed customer premise routers;

•
Leading coordinated customer experience strategy, including local support in the customer’s city, a responsive national customer service orientation with strong network management capabilities and customizable self-service tools; and

•	Tenured sales professionals and sales engineering professionals with network design capabilities.
We engage in direct local and national sales with specialized sales teams for enterprise, carrier and public sector customers. As of December 31, 2011, we had a total of 555 sales account executives and customer relationship specialists. To expand our sales coverage we continue to hire people strategically targeted at high opportunity markets and industries, and provide tools and training to increase the productivity of our new and existing sales and sales support personnel. Commissions for our sales representatives are linked to incremental revenue from services installed. We provide additional incentives for executing service contracts with terms of greater than one year, for certain products and for sales of services provisioned on our fiber facilities. Our customer relationship specialists focus on sales to smaller existing customers and increasing customer retention, freeing our primary sales force to focus on high potential existing and new customers.
Our indirect sales channel further expands our sales coverage by leveraging our representatives’ customer relationships and has increased its contribution to our revenue growth in 2011. In 2010, we enhanced this channel, enabling us to market our entire portfolio of services through experienced representatives such as value added resellers, cloud providers and systems integrators that provide services and equipment that complement our services.

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

Our online customer care self-help platform, MyPortal, offers our customers self-service capabilities that support our customer experience strategy. MyPortal enables customers to easily register and choose various on-line capabilities including the ability to view and pay their bills, view orders, create and view billing disputes, receive scheduled maintenance notifications, alert us of their internal scheduled maintenance activities, create and view trouble tickets, create and view various accounts and enter certain types of service change requests. Customers can also access their own network performance and utilization data on a site and circuit level basis for certain services. Augmenting the self service capabilities of MyPortal is Enhanced Management, the first phase of our Intelligent Network initiative, providing our customers with greater visibility through MyPortal into their network performance with end-to-end performance metrics (see "Services--Managed Services"), including easy-to-use reports that improve customers' ability to troubleshoot, plan, and fine tune their networks for peak application performance.
Competition
We believe that the principal factors affecting competition in our industry are:

•	Network capabilities and reach;

•	Customer service and experience;

•	Network and operational quality;

•	Service offerings;

•	Ability to provide customer specific solutions;

•	Sales strategy;

•	Integration of network and IT services;

•	Pricing; and

•	The regulatory environment.
We compete with other carriers primarily on service offering, network capabilities, service quality and customer service. In addition, we must price our services competitively with both the local market for those services and the market for national solutions. In our industry, technological advances and a competitive market have caused general downward pricing pressure on bandwidth over time. We also face significant price competition across our services, especially for integrated service bundles for small customers, long distance service, inter-city point-to-point services, POP to POP, data center to data center and POP to customer premise traditional dedicated services and Internet access, where multiple carriers are present. Competition varies across local markets and products which deliver national solutions, depending on the number and type of competitors in the market, their capabilities and the customer segment. We believe that the ILECs and some CLECs continue to be aggressive in pricing competition, particularly for large enterprise carrier and data center customers that we also target.
Our primary competition is from the ILECs, CLECs and cable companies. The ILECs, primarily AT&T Inc., Verizon Communications, Inc. and CenturyLink Inc., some of the other CLECs and, for smaller business customers, some cable companies, offer services that are substantially similar to some of those we offer. We believe that the ILECs have some competitive advantages over us because of their name recognition, technical capabilities, greater financial resources, broader geographic coverage, complementary IT service offerings and potential to bundle and subsidize services of the type we offer with revenue from other services. However, we believe that customers are increasingly interested in competitive facilities-based solution providers like us because of our flexibility in providing customer-specific critical business solutions, our robust data and IP capabilities, our enhanced service and operational capabilities, our interconnection with other carriers and diversity and our disaster recovery capabilities. Cable companies compete with us primarily for business customers that are generally smaller than our target market, and selectively for larger enterprise customers for less complex single market offerings. CLEC competition for smaller customers buying lower speed solutions has increased as a result of their lower cost offerings for solutions provided over existing copper facilities rather than fiber optic facilities.
We believe that our focus on customer service and our operational execution provides us with a competitive advantage with respect to ILECs, other CLECs and cable companies. Our extensive fiber facilities connecting to multiple buildings in each of our markets and between markets also provide us with a competitive advantage over most other CLECs that have limited capabilities to serve carrier POP and data center locations.
To the extent we interconnect with and use ILEC networks to service our customers, we depend on the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also use ILEC special access services, unbundled network element (“UNE”) loops, ILEC and other providers' Ethernet loops, ILEC and other carriers’ long haul and local circuits to reach certain customer locations that are not served by our network. Although regulation of ILEC performance standards exists with respect to UNE loops, there is minimal regulatory oversight of the quality of ILEC special access and Ethernet services. We believe that certain ILECs’ lack of investments in their wireline businesses has adversely affected their service delivery intervals and service quality. We also depend on large Internet Service Providers ("ISPs") for Internet peering, which is unregulated, to allow our customers to connect with certain ISPs with which we do not directly connect. We interconnect with other VoIP providers to provide voice solutions outside of our service areas and we rely on carriers with international facilities to provide IP VPN connections in certain international locations. Our ability to compete for customer locations that we do not serve directly on our network is dependent in part on the quality and timeliness of service we receive from these other carriers and our ability to obtain their services at a reasonable cost.

Regulatory environments at the state and federal level differ widely and may have considerable impacts on our costs, opportunities and resulting investment decisions. Some regulatory decisions have or may in the future have negative or positive impacts on our revenue or expense and may favor certain classes of competitors over us (see “Regulatory Environment” below).
Seasonality

Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year have been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue may be impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. Our expenses also are impacted in the first quarter by the resetting of payroll taxes.
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
Most of the former Regional Bell Operating Companies have sought regulatory freedom from pricing and access requirements applicable to them by requesting that the FCC forebear from regulating many of the products that are used by CLECs like us. To date, the FCC has granted forbearance requests for Ethernet and OC-n high capacity services while denying forbearance requests for all products in a particular geographical area.
More recently, regulators have focused on broadband issues. The FCC delivered its National Broadband Plan (the "Plan") to Congress in March 2010. This Plan sets an ambitious agenda to encourage more private innovation and investment to ensure the universal deployment of broadband. This Plan outlines a number of initiatives that will impact the telecommunications industry including a review of competitive policies and wholesale markets, allocation and management of government controlled assets such as rights of way and poles and reforms to universal service mechanisms. While the FCC has opened proceedings for most of the initiatives identified in this Plan, most are still in process and we cannot predict their impact on us.
Federal Regulation
Special Access. We purchase a substantial amount of special access services from ILECs to expand the reach of our network and also provide special access services to our customers over our fiber facilities in competition with the ILECs. We have advocated that the FCC modify its special access pricing flexibility rules to return these services to price–cap regulation to protect against unreasonable price increases for carriers such as us. If ILEC special access prices increase, our costs may increase but we may experience less pricing pressure on the special access services we sell. If ILEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and reductions in the prices we pay ILECs for special access services that we purchase.
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
Intercarrier Compensation and Universal Service Fund. Switched access is a component of intercarrier compensation that long distance carriers are charged to originate and terminate long distance calls using our local network. We also pay switched access charges to other carriers to originate and terminate our customers’ long distance traffic and pay intercarrier compensation to other carriers for traffic that our customers terminate on their facilities. Reciprocal compensation is the other component of intercarrier compensation that represents our charges to LECs for local exchange traffic terminated on our facilities that their customers originate and charges that we pay to LECs for our customers' local exchange traffic terminated on their facilities.
We and other carriers, are required to make contributions to the federal Universal Service Fund, which provides support to promote access to telecommunications services at reasonable rates for those living in rural and high-cost areas, income-eligible consumers, rural health care facilities, schools and libraries.

The FCC has been considering intercarrier compensation and universal service reforms since 2001. The FCC released an order on November 18, 2011, which establishes a transition of all terminating intercarrier compensation rates to “Bill and Keep,” meaning that the exchange of traffic would generate no revenue or expense, by July 2018, with intermediate step-downs over this period. Intercarrier compensation revenue, comprised of switched access revenue and reciprocal compensation revenue, represented 2% of our total revenue for the year ended December 31, 2011. As a result of this order, we expect that approximately half of this intercarrier compensation revenue will be eliminated by July 2018, with approximately $2.0 million of this reduction occurring in the second half of 2012. In a Further Rulemaking Notice, the FCC sought comment on, among other issues, the future regulatory treatment of originating switched access traffic, which includes toll-free (8XX) traffic originated on a carrier's network. We cannot predict the timing or outcome of these proposals.

Pole Attachments. In a February 1999 order, the FCC allowed for increases to commingled cable and telephony pole attachment rates beginning in February 2001 that increased the fees we must pay to attach our fiber facilities to utility companies' poles. Under the FCC’s pole attachment regulations, cable companies were permitted to pay lower cable rates for pole attachments than the rates to which we and others are subject as telecommunications carriers for the provision of some of the same services, even though cable companies were increasingly competing with telecommunications carriers for certain broadband services. In April 2011, the FCC adopted reforms to its pole attachment rules to reduce costs and streamline the process for gaining access to pole attachments controlled by utility companies. Concluding that the prior disparity in pole attachment rental rates between cable television attachments and telecommunications attachments distorted incentives to invest in broadband infrastructure, the FCC adopted cost formula changes that would set the rate for telecommunications pole attachments at or near the rate paid by cable companies. In addition, the FCC adopted timelines by which utility companies must complete their survey and make-ready work to allow for requested attachments. We believe that these new rules will have a favorable impact on our pole attachment costs, will reduce previous cost advantages that favored cable competitors and improve the timeliness of our access to pole attachments. A number of utility companies have filed legal challenges to the rules in a federal appellate court. We and other telecommunications and cable television companies have filed petitions to intervene in the proceeding to support the FCC's position. We cannot predict the extent of the potential favorable impact on our costs or the timing and likely outcome of the challenge.
State and Local Regulation
We have obtained the required authorizations to provide intrastate telecommunication services in 41 states and the District of Columbia. These authorizations cover traditional voice services, private line services as well as switched access. Additionally, where we have placed facilities in the public right-of-way, we have obtained the necessary permits, licenses and or franchises from local authorities.
Intercarrier Compensation. Most states continue to have jurisdiction over pricing of intrastate switched access. Increasingly, states have been reassessing this pricing for both ILECs and CLECs. Currently, 14 states in which we provide switched services have benchmarking rules that limit the switched access rates that we charge other carriers. The recent FCC Intercarrier Compensation Order (see "Federal Regulation--Intercarrier Compensation and Universal Service Fund”) requires all intercarrier compensation rates to transition to Bill and Keep ending July 1, 2018. States will be responsible for ensuring that LECs reduce state switched access rates in accordance with the FCC Order.
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
In some of the metropolitan areas where we provide network services, we pay right-of-way or franchise fees based on a percentage of gross revenue or other measures such as fees per linear foot of fiber that we install. Municipalities that do not currently impose fees may seek to do so, and renewals of existing franchises may result in increased fees. Under the Telecommunications Act of 1996 (the “1996 Act”), municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. Municipalities that have fee structures that favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by us or other CLECs. Moreover, ILECs with which we compete may be exempted from such local franchise fee requirements by previously enacted legislation that allows the ILECs to utilize rights-of-way throughout their states without having to pay franchise fees to local governments.

We are party to various regulatory and administrative proceedings in the ordinary course of business. Subject to the discussion above, we do not believe that these proceedings will have a material adverse effect on our business.

Employees
As of December 31, 2011, we had 3,051 employees compared to 2,975 employees at December 31, 2010.

Item 1A.	Risk Factors
The economic environment in the U.S. and globally could affect our future operating results.
Beginning in late 2007 and throughout 2008 and 2009, the unfavorable economic environment had varying degrees of impact on our business, reflected primarily in longer sales cycles, decreased sales and higher customer disconnections that dampened our revenue growth. Although there have been indications of economic recovery, there is no assurance that this recent trend will continue. If the economic recovery slows or stalls due to impacts from the European sovereign debt crisis, the handling of the U.S. deficit or other negative factors, there is risk that customer disconnections and bad debt may increase, prices and new sales may decline or sales may be delayed due to decreased demand for our services, customer cash flow constraints, customer credit deteriorations and other factors. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. Our revenue, margins and cash flow are subject to fluctuations in the ordinary course of business due to the timing of sales and installations, disputes and dispute resolutions, pricing declines upon contract renewals, expense and capital expenditures and seasonality in sales and usage-based services. A return to recession or a further slowing of economic recovery could amplify the effect of those normal fluctuations on our results. A slower economic recovery or recession could also impact key vendors that supply critical equipment and software or other goods and services that we rely upon in the provision of our services. There is no assurance that we could replace critical components with alternate providers on a timely and cost efficient basis if our key vendors experience a financial crisis.
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
We must grow our business and revenue in order to generate cash flow that, together with cash on hand and funds available under our credit facility, will be sufficient to fund our capital expenditures and our debt service requirements. We have pursued several growth initiatives, including:

•	Increasing network investments in existing markets to expand our network reach and increasing our network reach through acquisitions;

•	Launching new products and services, especially products and services that support customers’ data and IP needs;

•	Targeting customer care initiatives to improve customer retention;

•	Enhancing our ability to compete for multi-location customers;

•	Systems investments;

•	Increasing sales force productivity; and

•	Advancing our network and systems to create increased efficiencies, capabilities and customer control over their services.
Our ability to manage and achieve the intended benefits of this expansion depends on many factors, including our ability to:

•	Attract new customers and sell additional services to existing customers;

•	Acquire and install transmission facilities and related equipment at reasonable costs;

•	Employ new technologies and remain competitive with technologies adopted by competitors;

•	Remain competitive against much larger, better-funded incumbent carriers;

•	Enhance our financial, operating, and information systems to achieve the benefits of increased scale;

•	Manage the cost and timing of our capital expenditure programs;

•	Acquire facilities from other carriers at a reasonable price with acceptable service quality to serve customers that are not directly connected to our network; and

•	Obtain required permits and rights-of-way.

There is no assurance that our growth initiatives will continue to result in improvement in our results of operations. Factors such as customer disconnections and pricing declines upon contract renewals could adversely affect our ability to sustain revenue growth unless we can sell and install growing volumes of services to outpace those impacts. Prior to 2009, we incurred net losses even during periods of increasing revenue. Although we had net income in 2009, 2010 and 2011, certain factors could cause losses to occur in future periods including, among others, economic conditions, industry consolidations, decreased demand, customers disconnecting services, competition, regulatory and contractual rate reductions, revenue disputes, significant increases in our special access costs due to adverse regulatory changes or otherwise, other cost increases, catastrophic losses, increases in federal or state tax expense, changes in accounting standards or the impact of other risk factors.
The market for our services is highly competitive, and many of our competitors have significant advantages that may adversely affect our ability to compete with them.
We operate in an increasingly competitive environment, and some companies may have competitive advantages over us. Most ILECs offer substantially the same services that we offer, in some cases at higher prices and in some cases at lower prices. ILECs may in varying degrees benefit from:

•	Their name recognition;

•	Greater financial and technical resources;

•	Larger networks and broader network coverage;

•	The ability to provide internally other services that complement the services that they offer in competition with ours;

•	Their wireless service offerings;

•	The ability to leverage a customers’ total expenditures with them by providing lower prices for bundled service offerings and subsidizing services that compete with ours; and

•	Regulatory decisions that decrease regulatory oversight of ILECs.
Consolidations involving ILECs, CLECs and others may result in fewer, but much larger and more effective competitors. We also face competition from other CLECs and cable companies. While the cable companies are primarily competing for smaller business customers currently, if they expand their network coverage and product offerings to serve larger customers there may be additional competition for the customers that we target. Price cutting or other aggressive attempts by other carriers to retain customers in the dampened economic environment may pressure our pricing or require us to reduce prices for existing services upon contract renewals, thereby reducing our revenue and margins. In some of the markets in which we operate, we may experience intense competition for particular customers, which could adversely affect our revenue and margins.

Several customers account for a significant portion of our revenue, and some of our customers may disconnect their services due to price competition, customer consolidations, financial difficulties, or other factors.
We have substantial business relationships with a few large customers, especially other carriers. Our 10 largest customers accounted for approximately 20% of our total revenue in 2011. The highly competitive environment in the long haul carrier sector, including interexchange carriers, and changes in the local services market have challenged the financial condition and growth prospects of some of our carrier customers and the economic environment, competition and other factors have impacted some of our enterprise customers and could lead to reductions in our revenue in the future.
Our service agreements with customers that have already satisfied their initial terms are subject to termination by the customer on short notice and do not require the customer to maintain the services at current levels. After expiration of their current agreements, customers may not choose to continue to purchase the same services or level of services. Ongoing consolidation in the telecommunications industry could result in the consolidated companies disconnecting some of their services they purchase from us, subject to early termination charges, or buying fewer services from us than the pre-consolidation companies.

Our revenue churn, defined as the average lost recurring monthly billing from customers’ partial or complete service disconnections (excluding pricing declines upon contract renewals and lost usage revenue), was 0.9%, 1.0%, and 1.3% of total monthly revenue in 2011, 2010 and 2009, respectively. We experience customer and service disconnections in the normal course of business primarily associated with price competition from other providers, industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions and customer financial difficulties. We believe that the economic downturn contributed to an increase in churn beginning in late 2007 and higher churn levels in 2008 and 2009. While we experienced improvements in churn in 2010 and 2011, we do not know whether the favorable churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections. Replacing this revenue with new revenue from other customers may be difficult and more costly. In addition, competitive pricing pressure on our services, as well as customers’ heightened cost cutting initiatives due to the economy, may challenge our ability to grow our revenue. Further, we expect revenue will continue to be impacted by pricing declines to current market levels for existing customers that renew services with expired terms.
If we do not adapt to rapid changes in the telecommunications industry and continue to offer services that satisfy customers’ needs, we could lose customers or market share.
The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers and to deliver existing services more cost-effectively. We expect that new technologies will continue to enable advances in our customers’ IT environments that create new demand drivers. We believe that our future success will depend in part on our ability to anticipate and respond to the rapidly changing needs and demands of our customers on a timely basis and to compete with our competitors' offerings. Our failure to obtain and integrate new technologies and applications, and develop new service offerings to meet those customer needs or to keep pace with or exceed the service capabilities of our competitors could impact the breadth of our service portfolio, resulting in less competitive and compelling offerings that could impair our ability to attract and retain customers. We may be unable to keep pace with all competitive offerings without making significant additional capital investments or adversely affecting our margins.

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
We may be adversely affected by changes in the regulation of special access services or by the FCC's failure to regulate Ethernet services offered by the ILECs as special access.
We purchase special access circuits and other services from ILECs to expand the reach of our network. We also provide special access services to our customers over our fiber facilities in competition with the ILECs. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to continue to increase the prices and reduce the service quality of special access services they sell to us. We may not be able to pass those costs on to customers that have term contracts or due to competitive pressures. As the prices we must pay for special access services increase, our margins may be adversely affected. A change in the regulations governing special access services could also reduce the likelihood that ILECs will sell us special access on reasonable terms and conditions. If ILEC special access price reductions were to occur, we may experience downward pressure on the prices we charge our customers for special access services.

The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. We have advocated that the FCC modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action. The FCC has also granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by ILECs as special access with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated. We continue to pursue commercial arrangements with the ILECs for these services on acceptable terms and conditions. However, there is no assurance that we will be able to obtain reasonable pricing, terms and conditions for these services that will allow us to competitively price our services that utilize unregulated ILEC services without some regulation of ILEC access services. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard. As a result, we cannot assure that we will continue to be able to obtain special access services at reasonable rates or on a timely basis or that the service quality we receive will be acceptable. If we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, and are unable to obtain the same services from other carriers, we may be at a competitive disadvantage or our margins may be adversely affected.
Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt agreements.
As of December 31, 2011 our total long-term debt and capital lease obligations were approximately $1.4 billion. Our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for our outstanding senior notes, we may incur significant additional indebtedness in the future. Our substantial indebtedness could, for example:

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
These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand future economic downturns, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, if we do not comply with these restrictions and financial covenants in our credit agreement that require us to maintain certain minimum financial ratios if we draw on our Revolver, the indebtedness outstanding under our credit agreement, and by reason of cross-acceleration or cross-default provisions, our senior notes and any other outstanding indebtedness we may then have, could become immediately due and payable. If we are unable to repay those amounts, our lenders or bondholders could initiate a bankruptcy or liquidation proceeding or the secured lenders could foreclose on the collateral granted to them to secure that indebtedness. If our lenders or bondholders were to accelerate the repayment of outstanding indebtedness, we may not have sufficient liquid assets to repay that indebtedness.

We will require substantial capital to expand our operations, we have significant debt maturities in 2013 and we may not be able to obtain additional financing.
The development and expansion of our network requires substantial capital investment. If this capital is not available when needed, our business could be adversely affected. Our 2011 capital expenditures were $342.7 million and our estimate of our 2012 capital expenditures is $345 million to $355 million. We also expect to have substantial capital expenditures thereafter. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments and borrowing capacity under our Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, approximately $101 million in principal amount of our outstanding Term Loan matures in January 2013. In addition, holders of our outstanding $374 million principal amount of 2 3/8% senior convertible debentures due 2026 (the "Convertible Debentures") have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the Convertible Debentures into shares of our common stock. Further, in order to avoid the early maturity of the Revolver if it is drawn, or the termination of the commitment for the Revolver if it is not drawn, on December 28, 2012, we must demonstrate to our revolving lenders that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full. We may be required to seek financing in addition to the unused $80 million Revolver to refinance the maturing indebtedness or if:

•	Our business plans and cost estimates are inaccurate;

•	We are not able to generate sufficient cash flow from operations to service our debt, fund our capital expenditures and finance our business operations;

•	We experience a significant reduction in demand for our products or an acceleration of customer disconnections;

•	We decide to significantly accelerate the expansion of our business and existing network; or

•	We wish to consummate acquisitions, mergers, joint ventures or other strategic transactions that require incremental capital.
Disruptions in the commercial credit market caused a tightening of credit markets in 2008 worldwide, making it more difficult and costly to obtain new lines of credit and access the equity markets. Although the debt and equity markets began to improve thereafter and we completed two refinancings in 2010, it is difficult to predict future debt market conditions and whether we will be able to obtain additional financing, if needed, on terms acceptable to us or at all. Depending upon market conditions, any additional financing we might seek could be with rates and terms significantly less favorable than those contained in our current Revolver, Term Loan or other outstanding debt instruments. Other factors, such as a rating downgrade could further impact our potential access to financing sources. The failure to raise sufficient funds if needed on reasonable terms may require us to modify or significantly curtail our business plan. This could have a material adverse impact on our growth, ability to compete and ability to service our debt.
In addition, the lenders under our Revolver could refuse to lend funds if we are not in compliance with our financial covenants, such as leverage and interest coverage ratios that are primarily derived from the financial measure that we define as M-EBITDA (see note 4 to Item 6. “Selected Financial Data”), debt levels and interest expense. A lack of revenue growth, revenue losses, pricing declines or rising costs could negatively impact our M-EBITDA margins and cause our failure to meet the minimum required ratios. Even if we meet the conditions for borrowing under the Revolver, we may be unable to draw upon the entire commitment if any of our lenders are unable to perform their obligations to advance funds due to their own financial difficulties.
We may complete a significant business combination or other transactions that could increase our shares outstanding, and may result in a change in control, and increase our debt.
We regularly evaluate potential acquisitions, mergers, joint ventures and other arrangements that would extend our geographic markets, expand our services, enlarge the capacity of our network or expand the types of services provided through our network. If we enter into a definitive agreement for any acquisition, merger, joint venture or other arrangement, we may require additional financing that could result in an increase in our debt, result in a change of control, increase the number of our outstanding shares or all of these effects. A substantial transaction may require the consent of our lenders and a change of control with a ratings decline could trigger prepayment obligations under our debt agreements. There can be no assurance that we will enter into any transaction or, if we do, on what terms. In addition, the success of any significant acquisition or business combination is dependent, in part, on our ability to successfully integrate the acquired business into ours, which also carries substantial risks.

Our ability to use net operating loss ("NOL") carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code, and our Section 382 stockholder rights plan has expired.
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
In January 2009, we adopted a rights plan (the “Rights Plan”) that was approved by our stockholders at our 2009 annual meeting of stockholders. The Rights Plan was intended to protect our NOLs from the potential negative consequence of an ownership change as defined under Section 382 of the Internal Revenue Code. The Rights Plan was designed to deter, but would not necessarily prevent, acquisitions of our common stock that could have an impact on our NOLs due to the operation of Section 382.
The Rights Plan terminated in accordance with its terms on  January 20, 2012. We did not extend the Rights Plan because in the judgment of our Board and management after reviewing the relevant ownership changes, it was not necessary to do so at that time to protect our NOLs and therefore not in our stockholders' best interests. However, our Board may adopt another similar rights plan in the future, subject to subsequent ratification by our stockholders, if it determines that our substantial NOLs are at risk of limitation under Section 382 or that such action otherwise is in the best interests of our stockholders. There is a risk, however, that if substantial, unanticipated changes in the ownership of our shares occur at a time when our stock price is considerably lower than current levels, Section 382 could result in a limitation of our NOLs that we would be unable to prevent.

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory changes and expect to experience further such reduction in the future.
Over time, FCC and state regulations have resulted in reducing our switched access and reciprocal compensation revenue. For several years, the FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate or Bill and Keep. In November 2011, the FCC adopted an order mandating intercarrier compensation reform. The order provides for terminating intercarrier compensation rates to transition to Bill and Keep over a six year period that will decrease both our terminating intercarrier compensation revenue and our intercarrier compensation expense. Terminating intercarrier compensation represented approximately 1% of our total revenue for the year ended December 31, 2011, which will be eliminated due to the order over a six year period ending July 2018, with approximately $2.0 million of this reduction expected in the second half of 2012. In a Further Rulemaking Notice, the FCC is seeking comment on, among other issues, the future regulatory treatment of originating switched access traffic, which includes toll-free (8XX) traffic originated on a carrier's network. We cannot predict the timing or outcome of these proposals or the impact on our results.
There is no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources.
We may be adversely affected by the exhaustion of IP Version 4 (“IPv4”) IP addresses.
The Internet Protocol is designed to interconnect networks and transmit data back and forth over various telecommunications infrastructures by routing data packets from end-to-end across disparate networks. Routing of these packets is based on the destination IP address. IPv4 is the Internet Protocol presently in use by most providers and has space for over 4 billion unique IP addresses. Providers of Internet services and VoIP like us must assign IP addresses to customers in connection with the services they provide. The proliferation of these services with their associated endpoint devices has increased demand for IP addresses, and the North American numbering registry that manages the available IPv4 addresses has predicted that its IPv4 addresses publicly available for allocation will be exhausted by mid-2013. To offset this exhaustion and add new capacity for service expansion, the industry has developed IPv6 that provides vastly increased IP address space. The transition from IPv4 to IPv6 can be cumbersome, which could prevent customers from migrating to this new addressing format, and there is no fixed date by which it must be achieved. While we believe that we have or can obtain IPv4 addresses for the foreseeable future, depending on the length of time it takes for customers to adopt an IPv6 addressing format, we may not be able to obtain sufficient IPv4 addresses to meet our customers’ demand for our Internet access and other services that require IP addresses, which may adversely impact our ability to sell certain of our services, our revenue and other financial results.

We may be adversely impacted by deterioration in the financial condition of financial institutions or mutual funds that hold our investments.
As of December 31, 2011, our cash, cash equivalents and investments are held in financial institutions, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper, international government securities, debt securities issued by the U.S. Treasury and other government agencies and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisers and the investment managers of the money market funds and defaults in securities underlying the funds and investments, which could adversely impact our ability to access these cash balances. We actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents and adjust the cash balances in our accounts as appropriate. We prioritize safety over investment return in choosing the investment vehicles for cash and cash equivalents and investments and have diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. This strategy generally results in lower interest income from investments included in cash and cash equivalents and investments. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Balances in certain of our accounts with financial institutions in the U.S. exceed the FDIC insurance limit when it is impractical to spread these amounts over multiple institutions. We cannot assure that access to our cash, cash equivalents and investments will not be impacted by additional and yet unforeseeable adverse conditions in the financial markets. In 2008, we recorded an impairment charge of $7.8 million on commercial paper investments with exposure to sub-prime mortgages that were past their maturity dates.
We are increasingly dependent on automation and systems.
As we grow our business we have increased our dependency on automation and systems in order to scale our business. If our key systems become impaired for any significant period of time, our ability to service our customers at current levels or provision or bill for our services could be adversely affected.
We depend on third party vendors for information systems, equipment and other operational functions.
We have agreements with vendors that provide for the development and operation of IT systems such as billing systems and operational functions such as centralized equipment and spares management. We also rely on vendors to supply equipment and software that is critical to the provision of our services. The failure of these vendors to perform their services in a timely and effective manner at acceptable costs or to provide reliable equipment and software could have a material adverse effect on our operations and our ability to provide high quality services to our customers, monitor costs, bill customers, provision services, deploy equipment and achieve operating efficiencies.
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
Congress in 2009 enacted sweeping health care reform legislation that will be implemented in stages over six years. Health care reform as mandated and implemented under the legislation and any future federal or state mandated health care reform is likely to increase the costs of our employer-sponsored medical plans either directly or as a result of providers passing through their increased costs. If the cost increase is material, our financial condition could be adversely affected or if those increased costs must be borne by employees, employee morale could be adversely affected.
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
Catastrophic events or other business disruptions could affect our future operating results.
Our operating results and financial condition could be materially and adversely affected if there is a catastrophic event such as a terrorist attack on the United States, cyber-attacks or other breaches of network or IT security or a major earthquake, fire, hurricane, flood or similar event that affects our central offices, corporate headquarters, network operations centers or other facilities. Although we have implemented measures that are designed to mitigate the effects of such events, we cannot predict all of the potential impacts of such events. We maintain insurance coverage for some of these events; however, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our networks or operate key systems as a result of such events, even for a limited period of time, may result in significant expenses or loss of customers and associated revenue. Even if our facilities are not impacted directly by a catastrophic event, potential impacts on our suppliers may result in difficulties in obtaining equipment, fiber optics or other network components that may affect our ability to provision new services to customers, expand our networks or replace obsolete equipment. In addition, breaches of network or IT security that compromises the privacy of customer or employee confidential data could result in damage to our reputation.
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

We lease network hub sites, central office sites, other facility locations and sales and administrative offices in the cities in which we operate our network. During 2011, 2010 and 2009, rental expense for our facilities and offices totaled approximately $64.6 million, $61.0 million and $61.1 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 167,000 square feet of space in Littleton, Colorado, where our corporate headquarters are located, approximately 130,000 square feet of space in Greenwood Village, Colorado, where one national operations center and other administrative functions are located, and approximately 48,000 square feet of space in O’Fallon, Missouri, where another national operations center is located.

Item 3.	Legal Proceedings
We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or are likely to have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “TWTC”. The following table sets forth the intraday high and low sales prices for our common stock for each of the quarters of 2010 and 2011 as reported on the NASDAQ Stock Market:

Period	High	Low
2010
First Quarter	$18.57	$14.36
Second Quarter	18.80	15.98
Third Quarter	19.63	16.32
Fourth Quarter	19.07	16.19
2011
First Quarter	$19.92	$16.70
Second Quarter	22.87	18.93
Third Quarter	21.66	16.04
Fourth Quarter	19.75	15.42

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
Number of Stockholders
As of January 31, 2012, there were 520 holders of record of our common stock.

Performance Graph
The following graph compares total stockholder return on our common stock since December 31, 2006, with the NASDAQ Composite Index (U.S. and foreign companies) and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $19.93 on December 31, 2006, and that the same amount was invested in the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Our closing price on December 31, 2011 was $19.38.
Comparison of Cumulative Total Return on Investment

	Years Ended December 31,
	2006	2007	2008	2009	2010	2011
tw telecom inc.	$100.00	$101.81	$42.50	$86.05	$85.55	$97.24
NASDAQ Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
NASDAQ Telecommunications Index	$100.00	$109.17	$62.25	$92.27	$95.89	$83.79

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents our purchases of equity securities reportable during the three months ended December 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1—October 31, 2011	—	$—	—	$—
November 1—November 30, 2011	239,204	17.56	239,204	295,799,745
December 1—December 31, 2011	239,936	18.53	239,936	291,353,668
Total	479,140		479,140
 ___________________

(1)
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. The authorization has no time limit, and may be suspended or discontinued at any time. As of December 31, 2011, approximately $291.4 million remained available under the authorization.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share and operating data amounts and ratios)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$646,682	$547,218	$472,647	$399,928	$318,269
Network services	350,709	359,169	370,859	387,339	393,569
Voice services	338,655	332,870	333,274	334,692	327,246
Intercarrier compensation	30,845	33,914	34,610	37,060	44,595
Total revenue	1,366,891	1,273,171	1,211,390	1,159,019	1,083,679
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (2)	571,461	528,965	503,960	491,375	470,038
Selling, general, and administrative (2)	325,538	308,470	297,290	291,985	296,638
Depreciation, amortization, and accretion	283,329	289,564	296,167	285,783	279,454
Total costs and expenses	1,180,328	1,126,999	1,097,417	1,069,143	1,046,130
Operating income	186,563	146,172	113,973	89,876	37,549
Interest expense, net	(87,173)	(80,344)	(83,641)	(87,028)	(88,347)
Debt extinguishment costs	—	(17,070)	—	—	—
Other income (loss), net	—	825	—	(7,767)	(3,022)
Income (loss) before income taxes	99,390	49,583	30,332	(4,919)	(53,820)
Income tax expense (benefit) (3)	41,479	(291,295)	11,921	11,491	10,059
Net income (loss)	$57,911	$340,878	$18,411	$(16,410)	$(63,879)
Basic income (loss) per share	$0.39	$2.26	$0.12	$(0.11)	$(0.44)
Diluted income (loss) per share	$0.38	$2.12	$0.12	$(0.11)	$(0.44)
Weighted average shares outstanding, basic	147,247	149,156	148,087	147,251	144,956
Weighted average shares outstanding, diluted	149,349	171,456	149,852	147,251	144,956
Other Operating Data:
Modified EBITDA (4)(5)	$497,709	$463,568	$436,658	$399,016	$339,003
Modified EBITDA margin (1)(4)(5)(6)	36%	36%	36%	34%	31%
Net cash provided by operating activities	$403,588	$385,752	$390,478	$305,520	$264,207
Capital expenditures	$342,731	$321,844	$274,890	$276,857	$259,527
Net interest coverage ratio (7)	7.8	7.9	6.8	5.8	4.7
Operating Data (as of the end of each period presented):
Operating networks	75	75	75	75	75
Fiber connected buildings, on-net (8)	15,438	13,230	11,598	9,422	8,355
Employees	3,051	2,975	2,870	2,844	2,859
Balance Sheet Data (as of the end of each period presented):
Cash and cash equivalents	$353,394	$356,922	$445,907	$352,176	$321,531
Investments, short-term	131,525	118,672	24,865	—	—
Property, plant, and equipment, net	1,427,212	1,356,612	1,294,372	1,306,910	1,294,900
Total assets	2,708,226	2,650,954	2,328,462	2,228,822	2,207,450
Long-term debt and capital lease obligations	1,352,820	1,338,297	1,300,370	1,284,178	1,273,640
Total debt and capital lease obligations	1,360,553	1,345,499	1,307,939	1,291,399	1,280,977
Total stockholders’ equity	$1,005,721	$966,641	$644,388	$594,716	$588,986
Leverage ratios (9):
Gross	2.8	3.0	3.1	3.4	4.1
Net	1.8	2.0	2.1	2.6	3.1

___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $63.5 million, $51.3 million, $40.0 million, $36.9 million and $31.9 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. This has no impact on Modified EBITDA or net income (loss) but is dilutive to Modified EBITDA margin.

(2)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Operating	$2,327	$3,261	$3,654	$3,758	$3,555
Selling, general, and administrative	25,490	24,571	22,864	19,599	18,445

(3)	Includes a non-cash income tax benefit of $299.0 million for the year ended December 31, 2010 to recognize the value of tax assets.

(4)
“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based employee compensation expense. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our Revolver and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our senior notes differs, but not materially, from the definition of Modified EBITDA used in this table. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies.

(5)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Net income (loss)	$57,911	$340,878	$18,411	$(16,410)	$(63,879)
Income tax expense (benefit)	41,479	(291,295)	11,921	11,491	10,059
Interest income	(545)	(608)	(360)	(6,308)	(17,489)
Interest expense	87,718	80,952	84,001	93,336	105,836
Debt extinguishment costs	—	17,070	—	—	—
Other (income) loss, net	—	(825)	—	7,767	3,022
Depreciation, amortization and accretion	283,329	289,564	296,167	285,783	279,454
Non-cash stock-based compensation	27,817	27,832	26,518	23,357	22,000
Modified EBITDA	$497,709	$463,568	$436,658	$399,016	$339,003

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Net cash provided by operations	$403,588	$385,752	$390,478	$305,520	$264,207
Income tax expense (benefit)	41,479	(291,295)	11,921	11,491	10,059
Deferred income taxes	(35,756)	293,529	(9,175)	(9,144)	(9,059)
Interest income	(545)	(608)	(360)	(6,308)	(17,489)
Interest expense	87,718	80,952	84,001	93,336	105,836
Discount on debt, amortization of deferred debt issue costs and other	(23,388)	(21,404)	(20,036)	(19,580)	(16,877)
Changes in operating assets and liabilities	24,613	16,642	(20,171)	23,701	2,326
Modified EBITDA	$497,709	$463,568	$436,658	$399,016	$339,003

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

(7)
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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Interest expense	$87,718	$80,952	$84,001	$93,336	$105,836
Discount on debt and amortization of deferred debt issue costs	(23,473)	(21,417)	(19,418)	(18,025)	(16,785)
Interest income	(545)	(608)	(360)	(6,308)	(17,489)
Net cash interest expense	$63,700	$58,927	$64,223	$69,003	$71,562

(8)
As of the first quarter of 2011 to better reflect our reach, we modified our on-network ("on-net") building count definition to include all locations served directly by our fiber network, including previously excluded locations without electronics and ILEC local serving offices ("LSOs"). Inclusion of these locations and LSOs resulted in the addition of approximately 1,400 and 1,200 locations to our on-net buildings from those we previously reported as of December 31, 2010 and 2009, respectively. This change has only been reflected back to the period ended December 31, 2009 because this information is not available in periods prior to December 31, 2009.

(9)
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
The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the accompanying consolidated financial statements and related notes thereto, included elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. See "Caution Regarding Forward-Looking Statements" at the beginning of this report. Forward-looking statements are not guarantees of future performance, and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" above. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, Converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communications service providers including ILECs, CLECs, wireless communications companies and cable companies.
Through our subsidiaries, we serve 75 metropolitan markets that are connected by our regional fiber facilities and national IP backbone. As of December 31, 2011, our fiber network spanned approximately 27,000 route miles (including approximately 21,000 metropolitan route miles) connecting to 15,438 buildings served directly by our local fiber facilities. During the first quarter of 2011, we completed an initiative to convert our fiber records into a new centralized fiber management system, which resulted in approximately 1,000 fewer route miles than previously reported as of December 31, 2010. Also as of the first quarter of 2011 to better reflect our reach, we modified our on-network ("on-net") building count definition to include all locations served directly by our fiber network, including previously excluded locations without electronics and ILEC local serving offices ("LSOs"). Inclusion of these locations and LSOs resulted in the addition of approximately 1,400 locations to our on-net buildings from those we previously reported as of December 31, 2010. We added approximately 2,200 new buildings directly connected to our network in the year ended December 31, 2011 as a result of sales to customers at these locations. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice, and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet and IP VPN connections for customers.
Our objective is to be the leading national provider of high quality business network solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include:

•
Leveraging our local fiber assets and national IP backbone and integrating and managing other carriers’ facilities to enable our customers to connect to any of their locations with our network solutions, and using our local presence and local sales, sales engineering, customer support and operational resources, backed by a national organization, to provide personalized service and customized solutions for our customers;

•
Focusing our service offerings to deliver secure end-to-end solutions to our customers with a predictable, quality service experience, emphasizing business Ethernet and IP VPN services, Internet-based services and converged service offerings and developing our Intelligent Network and service capabilities, the initial phase of which was introduced in 2011, to meet the complex and evolving needs of our customers;

•	Delivering a differentiated customer care strategy by engaging all of our employees and continually incorporating customer feedback to provide the best possible customer service;

•	Enhancing our multi-channel sales strategy;

•
Enabling enterprise cloud computing and other developing customer IT and business strategies by leveraging our fiber network, data services portfolio, Intelligent Network capabilities and the numerous third party and customer data centers connected to our network;

•	Employing a disciplined capital allocation strategy to invest for growth in the near and long term to broaden our reach and capabilities and increase operational efficiencies; and

•	Investing in our people to drive the execution of our strategies.

Our revenue is derived from business communications services, including data and high-speed Internet access, voice and network services. Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed. Our revenue by customer type for each of the past three years is as follows:

	Revenue
	2011	2010	2009
Enterprise / End Users	77%	75%	75%
Carrier	21%	22%	22%
Intercarrier Compensation	2%	3%	3%
	100%	100%	100%

Revenue Trends

Total Revenue
Our revenue has grown for the past consecutive 29 quarters through December 31, 2011 including throughout the latest recession. Our revenue growth is dependent upon selling services to new and existing customers, retaining revenue from existing customers through retention programs aimed at reducing disconnections, renewing customers' contracts upon contract expiration and up-selling services to existing customers to mitigate the impact of price reductions associated with contract renewals. Although our revenue grew throughout the recession, our annual rate of revenue growth declined in 2008 and 2009 over the respective prior years primarily due to impacts of the economic environment that resulted in lower demand, disconnections and repricing of expiring customer contracts to current market levels upon renewal, among other factors. This trend began to change in 2010. In the year ended December 31, 2010, our revenue grew 5.1% over the prior year, representing an increase over the year-over-year growth rate of 4.5% for the year ended December 31, 2009. In the year ended December 31, 2011, our year-over-year revenue growth rate increased to 7.4%. This higher growth rate was due to higher demand and lower revenue churn that we believe is a result of our newer and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions.
Revenue for data and Internet, network and the majority of our voice services is generally billed in advance on a monthly fixed-rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer's actual usage; therefore, we use estimates to recognize revenue in the period earned. Due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control, there is often a time lag between the time a sale, or "booking" (i.e., signed contract or service order) is made, and the time revenue commences. Our installation intervals are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between one month for single-site, less complex services to 6 to 12 months or longer for the more complex solutions.
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 38 consecutive quarters through December 31, 2011 and increased 9% for the year ended December 31, 2011 as compared to the prior year primarily due to increased installations of our data and Internet services such as business Ethernet and IP-based services. Revenue from our enterprise customers represented at least 75% of our total revenue for the past 11 consecutive quarters through December 31, 2011. We expect our future revenue growth to come primarily from our enterprise customer base and to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations.

Carrier Customer Revenue
Our carrier revenue base, which has been relatively stable, represented 22% of total revenue for eight consecutive quarters through March 31, 2011, declined to 21% of total revenue in the three months ended June 30, 2011 and further declined to 20% of total revenue in each of the three months ended September 30 and December 31, 2011 due to the higher contribution from enterprise customer revenue. Carrier revenue increased 2% for the year ended December 31, 2011 from the year ended December 31, 2010, primarily due to installed sales of Ethernet services to wireline and wireless carrier customers to serve their end users' needs, somewhat offset by churn. In the year ended December 31, 2011, approximately 30% of carrier revenue was from wireless providers. Our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access and reciprocal compensation, represented 3% of our total revenue for 11 consecutive quarters through the three months ended December 31, 2010. For the year ended December 31, 2011, intercarrier compensation revenue declined to 2% of total revenue. Intercarrier compensation revenue is expected to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. As a result of a recent FCC order, we believe approximately half of this revenue will be eliminated over a six year period ending July 2018 and expect approximately $2.0 million of this reduction in the second half of 2012. Intercarrier compensation revenue also may fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and customer cost cutting, business contractions, financial difficulties and consolidation, among other reasons. Beginning in late 2007 and continuing through 2009, disconnections increased, we believe due to the economic downturn, resulting in average monthly revenue churn of 1.2% and 1.3% in the years ended December 31, 2008 and 2009, respectively. Revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% for the year ended December 31, 2011. We believe that the improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for the years ended December 31, 2011 and 2010 and 0.3% for the years ended December 31, 2009 and 2008. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.

Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 1.0%, 1.1%, 1.3% and 1.4% for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
Pricing
We experience significant price competition across our service categories that impacts our revenue. This competition is particularly intense for traditional inter-city point-to-point services, carrier POP to POP and POP to customer premise legacy dedicated services, data center to data center dedicated services, Internet access, voice service and integrated service bundles. We also believe that technology advancements over the years in the telecommunications industry have resulted in lower unit costs for some electronics and equipment that drives customer demand for higher bandwidth at the same or lower prices.
In our industry, service agreements typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing may be reduced to current market levels as a renewal incentive. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the capacity of existing services, subject to applicable early termination charges, depending on their business needs. During periods of economic downturn, our customers' needs may contract, resulting in fewer service additions.

Expenses and Modified EBITDA Trends
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
If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins are pressured.
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
Although we have a two year wholesale service agreement through May 31, 2012 with a large ILEC for tariffed special access and other services for end-user access that was intended to stabilize the prices we pay for these services, beginning in mid-2010, increases in its tariff pricing resulted in higher costs for some special access services subject to the agreement. In addition, another of our significant ILEC suppliers of special access service has increased its prices for special access services that we use to reach certain customer locations in its service area.
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries, and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue for the year ended December 31, 2011, comparable to the year ended December 31, 2010. We cannot assure that we will be able to maintain bad debt expense at this low level.
Growth Initiatives and Modified EBITDA trends
We have undertaken a number of initiatives to increase revenue growth, margins and cash flow that require both capital and operating investments. The operating investments in the year ended December 31, 2011 included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support growing sales volumes and sales installations, support new product roll-outs and design and implement platforms for our network and services, some of which may be incurred in advance of anticipated revenue. We increased our capital spending in 2010 compared to 2009 to fund new service portfolio enhancements, incremental success-based expenditures related to support higher sales, including sales to wireless providers, strategic fiber expansions and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. We continued to invest in these types of growth initiatives in 2011. In the past two fiscal years our fiber connected buildings have increased by nearly one-third as a result of success-based opportunities to extend our network into buildings in connection with specific customer sales. Because we believe this added capacity provides for new sales opportunities with high contribution margins, we plan to increase our focus on additional sales within those fiber connected buildings through adjustments to our sales compensation incentives and promotions. We cannot predict whether these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.

Our Modified EBITDA (see Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA) has increased for 19 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 7.4%, 6.2%, and 9.4% in the years ended December 31, 2011, 2010 and 2009, respectively, each compared to the respective period in the prior year. Modified EBITDA margin was 36.4%, 36.4% and 36.0% for the years ended December 31, 2011, 2010 and 2009, respectively. These margins include the absorption of higher costs associated with the expansion of our employee base for sales, sales support, IT and technical personnel, increases in access costs due to higher prices and increased volume and increases in revenue and expenses for certain taxes and fees that are reported on a gross versus net basis. See “Revenue” in Note 1 to the consolidated financial statements. We believe that margin expansion will come from increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions, other network expansions and overall growth in our recurring revenue base. In addition, our continued cost efficiency efforts are also intended to contribute to our overall margins. This revenue and margin growth may be impacted by, among other risks, competitive pressures, higher employee costs, higher special access, fuel and energy costs and any future inflationary pressures.
Seasonality and Fluctuations
Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year has been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue are frequently impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. However, in the first quarter of 2011, we did not experience the seasonal slowing of revenue that we have historically experienced. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results. Our expenses also are impacted in the first quarter by the resetting of payroll taxes.
Because we generally do not recognize revenue subject to billing disputes until the dispute is resolved, the timing of filing disputes and dispute resolutions may positively or negatively affect our revenue in a particular quarter. The timing of disconnections may also impact our results in a particular quarter, with disconnections early in the quarter generally having a greater impact. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors, such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may impact our margins and other financial results and may not be indicative of future financial performance.
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

Considerable management judgment is necessary to estimate the fair value of our reporting unit and goodwill. We determine the fair value of our reporting unit based on the income approach, using a discounted projection of future cash flows which includes a five-year annual discounted cash flow (“DCF”) analysis with a terminal value to value the long-term future cash flows. This DCF analysis was used solely for the purpose of evaluating our goodwill for impairment and should not be interpreted as our prediction of future performance. The assumptions used in our DCF analysis are consistent with the assumptions we believe hypothetical marketplace participants would use. With respect to our DCF analysis, the timing and amount of future cash flows requires critical management assumptions, including estimates of expected future revenue growth rates, Modified EBITDA contributions, expected capital expenditures and an appropriate discount rate and terminal value. Our growth rate assumptions for this purpose are based on product and technology investments, fiber network expansions, changes in our underlying cost structure, market trends and historical results, among other items. In determining the fair value of our reporting unit for purposes of our assessment for the year ended December 31, 2011, we considered our five-year historical cumulative annualized growth rates for unlevered free cash flow (Modified EBITDA less capital expenditures) of 9.3%, excluding integration and branding costs that are not expected to recur. We applied a terminal multiple to estimated year five Modified EBITDA based on our long term cash flow growth expectations, which considers our expected operating performance and industry performance, to determine terminal value. The terminal value represents a significant portion of the resulting fair value of our reporting unit and therefore we compared the results to a growth model that estimates the value of future cash flow to perpetuity to assess the reasonableness. Projected cash flows were discounted to their present value using a discount rate of 10%, which represents a market-based participant weighted average cost of capital and may reflect the rate of return an outside investor would expect to earn. To corroborate the reasonableness of the resulting fair value of our reporting unit, we also considered our market capitalization at the date the test was performed.
The determination of fair value requires significant estimates and assumptions, which are subject to inherent uncertainties. Although our cash flow projections over the most recent three-year period have been reasonable compared to our actual results, actual results may vary significantly from estimates. Our methodology for our 2011 assessment was consistent with the methodology used in the prior year period. Our 2011 assessment resulted in the determination that the carrying value of our reporting unit does not exceed its fair value.
To assess the sensitivity of the assumptions used in our DCF analysis, we applied reductions of 20% to our critical estimates to test for impairment which we believe represents a reasonable change to our assumptions. When we applied a hypothetical two percentage point increase in the weighted average cost of capital, the resultant reduction in our fair value calculation would not have resulted in an impairment under our 2011 assessment. To assess the sensitivity of our future cash flow estimates including the terminal value used to derive the reporting unit’s fair value, we applied a hypothetical reduction of 20% to the estimated fair value of our reporting unit. The resultant reduction in fair value would not have resulted in an impairment under our 2011 assessment. We are not aware of any reasonably likely changes in our assumptions that would result in an impairment.
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
Our 2011 assessment did not result in any impairment charges. A hypothetical 20% reduction in our projected Modified EBITDA for each region would not have resulted in an impairment as of December 31, 2011.
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

Management estimates and accrues for its estimate of probable losses associated with regulatory and other contingencies. These estimates are based on assumptions and other considerations including expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary. A 10% unfavorable or favorable change in the estimates used for such reserves would have resulted in approximately a $14.1 million decrease or $9.7 million increase, respectively, in net income for the year ended December 31, 2011.
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
We continue to maintain a valuation allowance against certain deferred tax assets totaling $35.4 million. We believe it is more likely than not that deferred tax assets resulting from NOLs subject to certain limitations and those that require future income of special character will not be realized. Additionally, we have certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance.
As of December 31, 2011, we had NOLs for federal income tax purposes of $1.0 billion. If not utilized to reduce taxable income in future periods, these NOLs generally expire in various amounts beginning in 2021 and ending in 2026. We utilized NOLs to offset income tax obligations in each of the tax returns filed for the years ended December 31, 2010, 2009, 2008 and 2007. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, we adopted the Rights Plan in January 2009 that was approved by our stockholders in June 2009. The Rights Plan terminated in accordance with its terms on January 20, 2012, and we did not extend the Rights Plan. However, our Board may adopt another similar rights plan in the future, subject to subsequent ratification by our stockholders, if it determines that our substantial NOLs are at risk of limitation under Section 382 or that such action otherwise is in the best interests of our stockholders.
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
We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our collection activities, our overall receivables management and an improving economy, our allowance for doubtful accounts as a percentage of gross receivables has improved from 11% at December 31, 2009 to 9% at December 31, 2010 to 8% at December 31, 2011. A 10% change in the estimates used for our allowance for doubtful accounts would not have resulted in a material change in net income for the year ended December 31, 2011.

Stock-Based Compensation
We recognize the cost of stock-based payments as compensation expense over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units granted is determined based on the market price of our common stock at the date of grant. We use the Black-Scholes pricing model to estimate the fair value of options as of the grant date. The Black-Scholes model by its design is dependent upon key data inputs estimated by management such as expected volatility, expected term and expected dividend yield. See Note 1 and Note 10 to the consolidated financial statements for a further discussion of our stock-based compensation plans.
Other Estimates
There are other accounting estimates reflected in our consolidated financial statements, including contingent loss accruals, compensation accruals, unpaid claims for medical and other self-insured plans, property and other tax exposures and asset retirement obligations that require judgment but are not deemed critical in nature.
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

Results of Operations
The following table sets forth certain data from our consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Years Ended December 31,
	2011		2010		2009
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$646,682	47%	$547,218	43%	$472,647	39%
Network services	350,709	26	359,169	28	370,859	31
Voice services	338,655	25	332,870	26	333,274	27
Intercarrier compensation	30,845	2	33,914	3	34,610	3
Total revenue	1,366,891	100	1,273,171	100	1,211,390	100
Costs and expenses:
Operating (exclusive of depreciation, amortization, and accretion shown separately below) (2)	571,461	42	528,965	42	503,960	42
Selling, general, and administrative (2)	325,538	24	308,470	24	297,290	25
Depreciation, amortization, and accretion	283,329	21	289,564	23	296,167	24
Total costs and expenses	1,180,328	86	1,126,999	89	1,097,417	91
Operating income	186,563	14	146,172	11	113,973	9
Interest expense	(87,718)	(6)	(80,952)	(6)	(84,001)	(7)
Debt extinguishment costs	—	—	(17,070)	(1)	—	—
Interest income	545	—	608	—	360	—
Other income	—	—	825	—	—	—
Income before income taxes	99,390	7	49,583	4	30,332	2
Income tax (benefit) expense	41,479	3	(291,295)	23	11,921	(1)
Net income	$57,911	4%	$340,878	27%	$18,411	2%
Basic income per common share	$0.39		$2.26		$0.12
Diluted income per common share	$0.38		$2.12		$0.12
Weighted average shares outstanding, basic	147,247		149,156		148,087
Weighted average shares outstanding, diluted	149,349		171,456		149,852
Modified EBITDA and Modified EBITDA margin (1)(3)(4)	$497,709	36%	$463,568	36%	$436,658	36%
Net cash provided by operating activities	403,588		385,752		390,478
Net cash used in investing activities	(352,799)		(418,049)		(290,589)
Net cash used in financing activities	(54,317)		(56,688)		(6,158)

___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $63.5 million, $51.3 million and $40.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. This has no impact on Modified EBITDA or net income (loss) but is dilutive to Modified EBITDA margin.

(2)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Operating	$2,327	$3,261	$3,654
Selling, general, and administrative	25,490	24,571	22,864

(3)
See Note 4 and 5 in “Item 6. Selected Financial Data” for a definition of “Modified EBITDA” and for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.

(4)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue. Total revenue increased $93.7 million, or 7%, to $1.37 billion for the year ended December 31, 2011 from $1.27 billion for the year ended December 31, 2010. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.
Data and Internet services revenue increased $99.5 million, or 18%, to $646.7 million for the year ended December 31, 2011 from $547.2 million for the year ended December 31, 2010. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers.
Revenue from network services decreased $8.5 million, or 2%, to $350.7 million for the year ended December 31, 2011 from $359.2 million for the year ended December 31, 2010. The decrease in network services revenue was primarily from disconnections and repricing of renewed customer contracts largely in transport services partially offset by growth primarily in high capacity and collocation services revenue.
Voice services revenue increased $5.8 million, or 2%, to $338.7 million for the year ended December 31, 2011 from $332.9 million for the year ended December 31, 2010. The increase in voice services revenue resulted primarily from increases in both rates and volume of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Installed sales of Converged and other voice solutions were more than offset by service disconnections and a reduction in usage-based services. Revenue based on the minutes of service used by customers included in voice services was 3% and 4% of our total revenue for the years ended December 31, 2011 and 2010, respectively.
Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $3.1 million, or 9%, to $30.8 million for the year ended December 31, 2011 from $33.9 million for the year ended December 31, 2010. The decrease was primarily due to fluctuations in dispute settlements and rate reductions somewhat offset by an increase in minutes of use terminated on our network. As a result of a recent FCC order, we expect that approximately half of this revenue will be eliminated over a six year period ending July 2018 with approximately $2.0 million of this reduction occurring in the second half of 2012.
Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, consisting of the costs to purchase network services from other carriers. Operating expenses increased $42.5 million, or 8%, to $571.5 million for the year ended December 31, 2011 from $529.0 million for the year ended December 31, 2010. The increase in operating expenses is primarily due to increased network access costs, certain taxes and fees and employee costs to support higher revenue growth. Operating expenses represented 42% of total revenue for each of the years ended December 31, 2011 and 2010.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. Selling, general, and administrative expenses increased $17.1 million, or 6%, to $325.5 million for the year ended December 31, 2011 from $308.5 million for the year ended December 31, 2010. The increase was primarily due to higher employee costs and property taxes. The higher employee costs resulted from incentive-based compensation for sales employees due to increased customer installations of service, expansion of our sales and sales support personnel, annual merit-based salary increases, and other employee-related costs. Selling, general, and administrative expenses represented 24% of total revenue for each of the years ended December 31, 2011 and 2010.
Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $6.2 million, or 2%, to $283.3 million for the year ended December 31, 2011 from $289.6 million for the year ended December 31, 2010. The decrease was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment in 2011 and 2010.

Interest Expense. Interest expense increased $6.8 million, or 8%, to $87.7 million for the year ended December 31, 2011 from $81.0 million for the year ended December 31, 2010. The increase is primarily due to higher effective interest rates on the variable rate Term Loan and as a result of a debt refinancing in the fourth quarter of 2010 that extended the term of a portion of that loan and an increase in non-cash interest expense associated with our Convertible Debentures.
Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the year ended December 31, 2010, which resulted from the early retirement of $400 million principal amount of our 9 1/4% Senior Notes due February 2014 (the “2014 Notes”) and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs. There were no such costs for the year ended December 31, 2011.
Other Income. During the year ended December 31, 2010, we recognized a gain of $0.8 million related to proceeds received upon liquidation of previously impaired commercial paper. There was no such gain during the year ended December 31, 2011. See Note 3 to our consolidated financial statements.
Income Before Income Taxes. Income before income taxes was $99.4 million for the year ended December 31, 2011 compared to $49.6 million for the year ended December 31, 2010. The increase in income before income taxes of $49.8 million primarily resulted from debt extinguishment costs in 2010 that did not recur, an increase in Modified EBITDA and lower depreciation, amortization and accretion, partially offset by an increase in interest expense.
Income Tax Expense (Benefit). Income tax expense was $41.5 million for the year ended December 31, 2011 compared to income tax benefit of $291.3 million for the the year ended December 31, 2010. This change primarily related to a $299.0 million non-cash income tax benefit recognized during the three months ended June 30, 2010 resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 9 to the consolidated financial statements), as well as a higher effective tax rate in 2011 and an increase in income before income taxes for the year ended December 31, 2011. Our effective tax rate in 2011 was 42% and we expect our 2012 effective tax rate to be similar to 2011.
Net Income and Modified EBITDA. Net income was $57.9 million for the year ended December 31, 2011 compared to $340.9 million for the year ended December 31, 2010. The decrease in net income of $283.0 million resulted from the income tax expense (benefit) described above, partially offset by the increase in income before income tax expense. Modified EBITDA increased $34.1 million to $497.7 million, or 36% of total revenue for the year ended December 31, 2011, from $463.6 million, or 36% of total revenue in 2010. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth partially offset by an increase in employee and field related costs. Modified EBITDA margins include the absorption of higher costs associated with the expansion of our employee base for sales, sales support, IT and technical personnel, increases in access costs due to higher prices and increased volume and increases in revenue and expenses for certain taxes and fees. For the years ended December 31, 2011 and 2010, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements along with cash on hand. See “Item 6. Selected Financial Data” Note 4 for a definition of Modified EBITDA and Note 5 for reconciliations of Modified EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenue. Total revenue increased $61.8 million, or 5%, to $1.27 billion for the year ended December 31, 2010 from $1.21 billion for the year ended December 31, 2009. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.

Data and Internet services revenue increased $74.6 million, or 16%, to $547.2 million for the year ended December 31, 2010 from $472.6 million for the year ended December 31, 2009. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers slightly offset by disconnections.
Revenue from network services decreased $11.7 million, or 3%, to $359.2 million for the year ended December 31, 2010 from $370.9 million for the year ended December 31, 2009. The decrease in network services revenue was primarily from disconnections and repricing of renewing customer contracts partially offset by growth primarily in high capacity and collocation services revenue as well as increased installations of transport services to wireless providers.
Voice services revenue decreased $0.4 million, to $332.9 million for the year ended December 31, 2010 from $333.3 million for the year ended December 31, 2009. The decrease in voice services revenue resulted primarily from service disconnections including a reduction in usage-based services offset by growth in new installed sales and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Revenue based on the minutes of service used by customers included in voice services was 4% of our total revenue for each of the years ended December 31, 2010 and 2009.
Intercarrier compensation revenue, including switched access and reciprocal compensation, decreased $0.7 million, or 2%, to $33.9 million for the year ended December 31, 2010 from $34.6 million for the year ended December 31, 2009. The decrease was primarily due to fluctuations in dispute settlements and a decline in minutes of use terminated on our network.
Operating Expenses. Operating expenses increased $25.0 million, or 5%, to $529.0 million for the year ended December 31, 2010 from $504.0 million for the year ended December 31, 2009. The increase in operating expenses is primarily due to higher network access costs associated with higher revenue, increased field related and employee costs, and an increase in certain taxes and fees partially offset by network cost efficiencies. Higher field related costs primarily resulted from maintenance, lease costs, and utilities. Operating expenses represented 42% of total revenue for each of the years ended December 31, 2010 and 2009.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $11.2 million, or 4%, to $308.5 million for the year ended December 31, 2010 from $297.3 million for the year ended December 31, 2009. The increase was primarily due to higher employee costs partially offset by lower bad debt expense. Higher employee costs primarily resulted from an expansion of our sales force, annual merit-based salary increases, and higher non-cash stock-based compensation. Selling, general, and administrative expenses represented 24% and 25% of total revenue for the years ended December 31, 2010 and 2009, respectively.
Depreciation, Amortization, and Accretion Expense. Depreciation, amortization, and accretion expense decreased $6.6 million, or 2%, to $289.6 million for the year ended December 31, 2010 from $296.2 million for the year ended December 31, 2009. The decrease was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment in 2010 and 2009.

Interest Expense. Interest expense decreased $3.0 million, or 4%, to $81.0 million for the year ended December 31, 2010 from $84.0 million for the year ended December 31, 2009. The decrease is primarily due to lower effective interest rates on the variable rate Term Loan and as a result of a debt refinancing of senior notes that we completed in the first quarter of 2010 partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.
Debt Extinguishment Costs. Debt extinguishment costs were $17.1 million for the year ended December 31, 2010, which resulted from the early retirement of $400 million principal amount of the 2014 Notes and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs.
Other Income. During the year ended December 31, 2010, we recognized a gain of $0.8 million related to proceeds received upon liquidation of previously impaired commercial paper. There was no such gain during the year ended December 31, 2009. See Note 3 to our consolidated financial statements.
Income Tax Expense (Benefit). Income tax benefit was $291.3 million for the year ended December 31, 2010 compared to income tax expense of $11.9 million for the year ended December 31, 2009. This change primarily related to a $299.0 million non-cash income tax benefit recognized during the three months ended June 30, 2010 resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 9 to the consolidated financial statements).

Net Income and Modified EBITDA. Net income was $340.9 million for the year ended December 31, 2010 compared to $18.4 million for the year ended December 31, 2009. The increase in net income of $322.5 million resulted from the non-cash income tax benefit of $299.0 million, an increase in Modified EBITDA, a decrease in depreciation, amortization and accretion, and lower interest expense partially offset by $17.1 million in debt extinguishment costs as described above. Modified EBITDA increased $26.9 million to $463.6 million, or 36% of total revenue for the year ended December 31, 2010, from $436.7 million, or 36% of total revenue in 2009. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth, network cost efficiencies, and lower bad debt expense, partially offset by an increase in employee and field related costs. For the years ended December 31, 2010 and 2009, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and interest expense. See “Item 6. Selected Financial Data” Note 4 for a definition of Modified EBITDA and Note 5 for reconciliations of Modified EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.
Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general, and administrative costs. We have also generated cash from debt and equity financing activities and have used funds to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. In 2010 and 2011, we also used cash to repurchase our common stock and may do so in the future. In November 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $8.6 million was repurchased as of December 31, 2011.
At December 31, 2011, we had approximately $1.4 billion of total debt and capital lease obligations and $484.9 million of cash, cash equivalents and short-term investments compared to approximately $1.3 billion of total debt and capital lease obligations and $475.6 million of cash, cash equivalents and short-term investments at December 31, 2010. Net debt of $875.6 million (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $5.7 million primarily due to a net increase in our total debt resulting from accretion of the discount on our Convertible Debentures, capital expenditures and repurchases of our common stock, partially offset by cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from stock option exercises.
Working capital, defined as current assets less current liabilities, was $371.5 million as of December 31, 2011, an increase of $58.7 million from December 31, 2010. Our working capital ratio, defined as current assets divided by current liabilities, was 2.27 as of December 31, 2011 as compared to 2.04 as of December 31, 2010. The increase in working capital is primarily a result of cash provided by operating activities resulting from higher Modified EBITDA and an increase in current deferred income tax assets.

Cash Flow Activity
Cash and cash equivalents were $353.4 million and $356.9 million as of December 31, 2011 and 2010, respectively. In addition, we had investments of $131.5 and $118.7 million as of December 31, 2011 and 2010, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,
	2011	2010	2009
	(amounts in thousands)
Cash provided by operating activities	$403,588	$385,752	$390,478
Cash used in investing activities	(352,799)	(418,049)	(290,589)
Cash used in financing activities	(54,317)	(56,688)	(6,158)
(Decrease) increase in cash and cash equivalents	$(3,528)	$(88,985)	$93,731

Operations. Cash provided by operating activities was $403.6 million for the year ended December 31, 2011 compared to $385.8 million for the year ended December 31, 2010. This increase in cash provided by operating activities primarily related to higher Modified EBITDA somewhat offset by changes in working capital and other non-current assets and liabilities, which were largely due to the timing of payments to vendors and employees and the collection of receivables.

Cash provided by operating activities was $385.8 million for the year ended December 31, 2010 compared to $390.5 million for the year ended December 31, 2009. This decrease in cash provided by operating activities primarily related to changes in working capital, which were largely due to the timing of payments to vendors and employees and the collection of receivables, and were somewhat offset by higher Modified EBITDA.
Investing. Cash used in investing activities was $352.8 million for the year ended December 31, 2011 compared to $418.0 million for the year ended December 31, 2010. The change is primarily a result of the net decrease in cash used for the purchase and sale of investments in 2011 somewhat offset by an increase in capital expenditures. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the year ended December 31, 2011 was $340.7 million, the majority of which was success-based spending initiatives (see "Capital Expenditures and Requirements" below), compared to $321.8 million for the year ended December 31, 2010.
Cash used in investing activities was $418.0 million for the year ended December 31, 2010 compared to $290.6 million for the year ended December 31, 2009. The change is primarily a result of purchases of investments in 2010 and capital expenditures. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the year ended December 31, 2010 was $321.8 million, the majority of which was used to reach new customer buildings and for longer term strategic investments including new service enhancements and corporate and IT initiatives, compared to $267.0 million for the year ended December 31, 2009.
Financing. Cash used in financing activities was $54.3 million for the year ended December 31, 2011, primarily consisting of repurchases of $58.6 million of our common stock. Cash used in financing activities was $56.7 million for the year ended December 31, 2010, primarily consisting of repurchases of $49.9 million of our common stock and payments of $7.2 million on the Term Loan and capital lease obligations. Cash used in financing activities was $6.2 million for the year ended December 31, 2009, primarily for payments on the Term Loan and capital lease obligations, somewhat offset by proceeds from the exercise of stock options.
In March 2010, we completed a private offering of the 2018 Notes at an offering price of 99.284% of the principal amount. The purpose of the 2018 Notes offering was to extend our debt maturities and reduce interest rates. The net proceeds from the offering were used to fund extinguishment of the 2014 Notes, of which $366.5 million principal amount were purchased at a price of 103.45% of the principal amount in a concurrent tender offer. Notes representing the remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083% of the principal amount. For a description of the significant terms of the 2018 Notes, see Note 6 to the consolidated financial statements.

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

•
Interest on the January 2013 tranche of the Term Loan remains at a specified Eurodollar rate plus 1.75%-2.0%, of which 1.75% was in effect at December 31, 2011, and will be reset periodically and payable at least quarterly.

•	Interest on outstanding amounts of the Revolver, if any, will be computed based on a specified Eurodollar rate plus 2.5% to 3.5% and will be reset periodically and payable at least quarterly.

As of December 31, 2011, we had the following instruments and principal amounts outstanding:

Instrument	Principal amount outstanding	Aggregate annual estimated interest payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,744	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	467,946	16,547
Term Loan, Eurodollar rate + 1.75%-2.0% due 2013 (3)	102,055	2,084
Undrawn $80 million Revolver expires 2014	—	—
___________________

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

(2)	The aggregate annual estimated interest payments are based on the effective interest rate of 3.55% at December 31, 2011.

(3)
As of December 31, 2011, a spread of 1.75% over the Eurodollar rate was in effect. The aggregate annual estimated interest payments are based on the effective interest rate of 2.05% at December 31, 2011.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of December 31, 2011. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c
The Term Loan matures in two separate tranches: As of December 31, 2011, approximately $467.9 million matures in December 2016 and approximately $102.1 million matures in January 2013. Such principal amounts are reduced by quarterly principal payments over the respective terms of the two tranches.

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

Capital Expenditures and Requirements
Our total capital expenditures were $342.7 million for the year ended December 31, 2011 compared to $321.8 million for the year ended December 31, 2010, with the majority of capital in each period for success-based initiatives. In each of the full years ended 2005 through 2011, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that were directly linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures can fluctuate as our volume of sales and service installations increases or decreases.
For 2012, we expect capital expenditures of approximately $345 million to $355 million (see “Capital Resources” below for discussion on anticipated funding sources), the majority of which we expect to be for new sales opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.
Capital Resources
Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our undrawn Revolver, to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of December 31, 2011, the extension of a significant portion of our Term Loan from January 2013 to December 2016, the replacement of our 2014 Notes with the 2018 Notes, the absence of financial maintenance covenants in our Term Loan, $353.4 million in cash and cash equivalents, $131.5 million in short-term investments and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, an acceleration of customer disconnections or other adverse factors or if we make acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future.
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

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the Revolver and Term Loan agreements also may constitute an event of default under the indenture for the 2018 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the Revolver agreement. We are required to offer to prepay the 2018 Notes and the Term Loans on an individual basis if a change of control and a debt rating decline occurs as defined in the indenture for the 2018 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of December 31, 2011, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Other risks, such as a rating downgrade on our debt, could further impact our potential access to financing sources.
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
Possible Future Uses of Cash. Our financial performance and cash, cash equivalent and short-term investments of $484.9 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace or prepay all or a portion of our Term Loan and Revolver or may seek to refinance or otherwise replace our Convertible Debentures. We will evaluate various options for refinancing the $101.0 million of our Term Loan that matures in January 2013 and could use cash to pay or prepay that indebtedness in whole or in part. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. Further, in order to avoid the early maturity of the Revolver if it is drawn, we must demonstrate to our revolving lenders that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we have a minimum of $225 million in cash and equivalents after giving effect to the repurchase and meet certain other conditions, which we met as of December 31, 2011, and do not use the Revolver proceeds for this purpose.
During the year ended December 31, 2011, we completed the repurchase of $50 million of our common stock that our Board of Directors authorized on February 4, 2011. On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $8.6 million was repurchased as of December 31, 2011. This authorization does not have an expiration date, but can be withdrawn by the Board at any time. See Part II, Item 2, “Unregistered Shares of Equity Securities and Use of Proceeds” for repurchases through December 31, 2011. Our Revolver was amended on November 9, 2011 to increase the permissible amount of repurchases of our common stock from $50 million to up to $150 million annually in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes, including dividend payments, and meet certain other conditions, which conditions we met as of December 31, 2011. Up to $50 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is also more restrictive than our other debt agreements. We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.

Risk Management. As of December 31, 2011, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper, international government securities, debt securities issued by the U.S. Treasury and other U.S. government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments. The following table summarizes our long-term commitments as of December 31, 2011, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations.

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
Term Loan B (January 2013 tranche) due 2013	$102,055	$1,074	$100,981	$—	$—	$—	$—
Term Loan B (extended tranche) due 2016	467,946	4,926	4,926	4,926	4,926	448,242	—
8% Senior Notes due 2018	430,000	—	—	—	—	—	430,000
2 3/8% Convertible Senior Debentures due 2026 (1)	373,744	—	373,744	—	—	—	—
Total principal payments	$1,373,745	$6,000	$479,651	$4,926	$4,926	$448,242	$430,000
Interest payments on long-term debt (2)	322,531	62,313	56,133	51,003	50,828	50,654	51,600
Capital lease obligations including interest (3)	23,624	2,937	2,625	2,403	2,103	1,978	11,578
Operating lease obligations	297,454	52,302	47,470	42,214	35,325	26,725	93,418
Fixed maintenance obligations	42,459	3,013	3,013	3,013	3,013	3,013	27,394
Purchase obligations
Purchase orders (4)	45,114	45,114	—	—	—	—	—
Network costs (5)	233,255	75,021	66,392	52,524	30,616	8,022	680
Total	$2,338,182	$246,700	$655,284	$156,083	$126,811	$538,634	$614,670
___________________

(1)
Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock (see Note 6 to the consolidated financial statements); therefore, the repayment obligation is presented in full at the earliest maturity date. The amount presented in the table above assumes that the repayment obligation is repaid at par value. If the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000. Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock.

If any Convertible Debentures are converted, we will consider all alternatives available to us to settle our obligations under the Convertible Debentures. The examples illustrated below are hypothetical only and should not be construed to mean that we will consider only the combinations of cash and shares of our common stock demonstrated in the examples. The table shown below illustrates two hypothetical examples of settlement scenarios upon conversion for stock prices ranging from $18.64-$43.64 whereby (i) the principal amount of the notes, $373.7 million, is paid in cash and the incremental value is delivered in shares of our common stock, or (ii) both the principal value of the notes and the incremental value is delivered in shares of our common stock:

Per Share Price	Obligation	Incremental Value Over Par Value	Hypothetical Settlement Scenarios
			Scenario 1		Scenario 2
			Principal amount paid in cash	Incremental value settled in shares	Principal amount and incremental value settled in shares
			Cash	No. of Shares	No. of Shares
(amounts in thousands except per share price)
$18.64	$373,744	$—	$373,744	—	20,050
23.64	473,984	100,240	373,744	4,240	20,050
28.64	574,235	200,491	373,744	7,000	20,050
33.64	674,485	300,741	373,744	8,940	20,050
38.64	774,736	400,992	373,744	10,377	20,050
43.64	874,986	501,242	373,744	11,486	20,050

(2)	Interest payments on the Term Loan are calculated using the rates in effect as of December 31, 2011.

(3)	Includes amounts representing interest of $7.4 million.

(4)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.

(5)
Includes services purchased from other carriers to transport a portion of our traffic to the end-user, to interconnect with the ILECs, to lease our IP backbone, or to provide other ancillary services under contracts that can vary from month-to-month up to 60 months. Some services are purchased under volume plans that require us to maintain certain commitment levels to obtain favorable pricing. Some services are purchased under contracts that are subject to contract termination costs or penalties if services are disconnected before the end of the term.

Effects of Inflation
Historically, inflation has not had a material effect on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash, cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of approximately $484.9 million at December 31, 2011, a one percent increase in the interest rate would change our annual interest earned by $4.8 million. At December 31, 2011, investments included in cash, cash equivalents and short-term investments were primarily comprised of U.S. Treasury money market funds, certificates of deposit, commercial paper, international government securities, debt securities issued by the U.S. Treasury and government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and short-term investments, and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalents and short-term investments as market conditions change.
We have fixed and variable rate debt. Our exposure to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. Variable rate debt instruments represented approximately 41% and 34% of our total debt at December 31, 2011 and 2010, respectively. As of December 31, 2011, based on the $570 million outstanding balance on the Term Loan, a one percent change in the applicable rate would change the annual amount of interest we pay by $5.7 million.

At December 31, 2011, the fair values of our Term Loan, 2018 Notes, and Convertible Debentures were $566.1 million, $460.1 million, and $444.3 million, respectively, as compared to carrying values of $570.0 million, $427.6 million and $346.7 million, respectively. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and we have estimated the market value based on indicative pricing published by certain investment banks. While we believe these approximations to be reasonably accurate at the time published, indicative pricing can vary widely depending on volume traded by any given investment bank and other factors.

Item 8.	Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2011. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
In our 2010 Annual Report on Form 10-K/A, management reported a material weakness in the internal control over tax planning strategies in connection with our deferred tax assets. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. In the quarter ended December 31, 2011, we implemented certain internal controls designed to strengthen the control environment and remediate the material weakness. Specifically, we have established a formal process to routinely evaluate the necessity for third party tax specialists' advice or assistance and utilize such advice or assistance as deemed appropriate when dealing with material and complex tax accounting matters in the preparation of its financial statements, including tax planning strategies related to its valuation allowance. During the quarter ended December 31, 2011, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements described above sufficiently remediate the material weakness previously reported.
Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2011, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2011.

Item 9B.	Other Information
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.
We have audited tw telecom inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). tw telecom inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, tw telecom inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of tw telecom inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2011 of tw telecom inc. and our report dated February 21, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 21, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” and the information with respect to executive officers, Section 16(a) Beneficial Ownership Reporting Compliance, material changes to procedures by which security holders may recommend nominees to the board of directors, and audit committee and financial experts required by this item will appear in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2012 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. These portions of the Proxy Statement are incorporated by reference.
Code of Ethics
We have adopted a Code of Ethics for directors and officers (including our principal executive officer, principal financial officer, chief accounting officer, controller and treasurer) which is available at our website at www.twtelecom.com under “Investors.” Stockholders also may request a free copy of the Code of Ethics from:
tw telecom inc.
Attn: Legal Department
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
Converged Services. A service offering that fully integrates any combination of communications services including IP VPN, voice, Internet, data, security and managed router service into a single managed IP solution.
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
Intelligent Network. Developing network capabilities that provide our customers end-to-end visibility to the performance of certain services we provide and which we plan to enable customers to control flexible amounts of bandwidth and prioritization of their applications through our customer portal or application program interfaces.
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
SONET (Synchronous Optical Network). A set of standards for optical communications transmission systems that define the optical rates and formats, signal characteristics, performance, management and maintenance information to be embedded within the signals and the multiplexing techniques to be employed in optical communications transmission systems. SONET facilitates the interoperability of dissimilar vendor's equipment. SONET benefits business customers by minimizing the equipment necessary for various telecommunications applications and supports networking diagnostic and maintenance features.
Special Access Services. The lease of private, dedicated telecommunications lines or circuits on an ILEC’s or a CLECs’ network, which run to or from another carrier’s POPs. Special access services do not require the use of switches. Examples of special access services are telecommunications circuits running between POPs of a single carrier, from one carrier’s POP to another carrier’s POP or from an end-user to a carrier’s POP.
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
SSL (Secure Sockets Layer). Cryptographic protocols that provide communication security over the Internet.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

tw telecom inc.

By:	/s/ MARK A. PETERS
Mark A. Peters
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer

/s/ LARISSA L. HERDA	Chairman, President and Chief Executive Officer	February 21, 2012
Larissa L. Herda

(ii) Principal Financial Officer

/s/ MARK A. PETERS	Executive Vice President and Chief Financial Officer	February 21, 2012
Mark A. Peters

(iii) Principal Accounting Officer

/s/ JILL R. STUART	Senior Vice President, Accounting and Finance and Chief Accounting Officer	February 21, 2012
Jill R. Stuart

(iv) Directors

/s/ GREGORY J. ATTORRI	Director	February 21, 2012
Gregory J. Attorri

/s/ SPENCER B. HAYS	Director	February 21, 2012
Spencer B. Hays

/s/ LARISSA L. HERDA	Director	February 21, 2012
Larissa L. Herda

/s/ KEVIN W. MOONEY	Director	February 21, 2012
Kevin W. Mooney

/s/ KIRBY G. PICKLE	Director	February 21, 2012
Kirby G. Pickle

/s/ ROSCOE C. YOUNG, II	Director	February 21, 2012
Roscoe C. Young, II

tw telecom inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.
We have audited the accompanying consolidated balance sheets of tw telecom inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), tw telecom inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 21, 2012

tw telecom inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$353,394	$356,922
Investments	131,525	118,672
Receivables, less allowances of $8,192 and $7,898, respectively	96,182	81,598
Prepaid expenses and other current assets	17,340	16,935
Deferred income taxes	65,008	40,428
Total current assets	663,449	614,555
Property, plant and equipment	4,026,134	3,732,050
Less accumulated depreciation	(2,598,922)	(2,375,438)
	1,427,212	1,356,612
Deferred income taxes	162,535	224,795
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	17,742	24,444
Other assets, net	24,594	17,854
Total assets	$2,708,226	$2,650,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,739	$53,436
Deferred revenue	42,253	37,888
Accrued taxes, franchise and other fees	66,880	68,663
Accrued interest	13,934	15,208
Accrued payroll and benefits	44,284	41,772
Accrued carrier costs	32,760	35,049
Current portion debt and capital lease obligations	7,733	7,202
Other current liabilities	31,361	42,570
Total current liabilities	291,944	301,788
Long-term debt and capital lease obligations, net	1,352,820	1,338,297
Long-term deferred revenue	22,296	14,864
Other long-term liabilities	35,445	29,364
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,823,856	1,802,946
Treasury stock, 2,909 and 2,707 shares, at cost, respectively	(53,156)	(45,821)
Accumulated deficit	(766,518)	(790,175)
Accumulated other comprehensive income (loss)	19	(1,829)
Total stockholders’ equity	1,005,721	966,641
Total liabilities and stockholders’ equity	$2,708,226	$2,650,954

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$646,682	$547,218	$472,647
Network services	350,709	359,169	370,859
Voice services	338,655	332,870	333,274
Intercarrier compensation	30,845	33,914	34,610
Total revenue	1,366,891	1,273,171	1,211,390
Costs and expenses (a):
Operating (exclusive of depreciation, amortization, and accretion shown separately below)	571,461	528,965	503,960
Selling, general and administrative	325,538	308,470	297,290
Depreciation, amortization, and accretion	283,329	289,564	296,167
Total costs and expenses	1,180,328	1,126,999	1,097,417
Operating income	186,563	146,172	113,973
Interest expense	(87,718)	(80,952)	(84,001)
Debt extinguishment costs	—	(17,070)	—
Interest income	545	608	360
Other income	—	825	—
Income before income taxes	99,390	49,583	30,332
Income tax expense (benefit)	41,479	(291,295)	11,921
Net income	$57,911	$340,878	$18,411
Earnings per share:
Basic	$0.39	$2.26	$0.12
Diluted	$0.38	$2.12	$0.12
Weighted average shares outstanding:
Basic	147,247	149,156	148,087
Diluted	149,349	171,456	149,852

(a)    Includes non-cash stock-based employee compensation expense (Note 1):

Operating	$2,327	$3,261	$3,654
Selling, general and administrative	$25,490	$24,571	$22,864

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(amounts in thousands)
Cash flows from operating activities:
Net income	$57,911	$340,878	$18,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	283,329	289,564	296,167
Deferred income taxes	35,756	(293,529)	9,175
Stock-based compensation	27,817	27,832	26,518
Loss on debt extinguishment	—	17,070	—
Discount on debt, amortization of deferred debt issue costs and other	23,388	20,579	20,036
Changes in operating assets and liabilities:
Receivables and other assets	(22,211)	(5,264)	1,972
Accounts payable	(6,338)	(12,482)	4,689
Accrued interest	(1,261)	(1,039)	(1,082)
Accrued payroll and benefits	2,566	(817)	4,344
Other liabilities	2,631	2,960	10,248
Net cash provided by operating activities	403,588	385,752	390,478
Cash flows from investing activities:
Capital expenditures	(340,731)	(321,844)	(266,997)
Purchases of investments	(223,638)	(246,575)	(24,892)
Proceeds from sale of investments	208,340	154,786	—
Proceeds from sale of assets and other investing activities, net	3,230	(4,416)	1,300
Net cash used in investing activities	(352,799)	(418,049)	(290,589)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	16,973	5,145	4,618
Taxes paid related to net share settlement of equity awards	(7,007)	(4,100)	(2,784)
Purchases of treasury stock	(58,562)	(49,911)	—
Excess tax benefits from stock-based compensation	1,385	—	—
Retirement of debt obligations	—	(413,683)	—
Net proceeds from issuance of debt	—	413,069	—
Payment of debt and capital lease obligations	(7,106)	(7,208)	(7,992)
Net cash used in financing activities	(54,317)	(56,688)	(6,158)
(Decrease) increase in cash and cash equivalents	(3,528)	(88,985)	93,731
Cash and cash equivalents at beginning of period	356,922	445,907	352,176
Cash and cash equivalents at end of period	$353,394	$356,922	$445,907
Supplemental disclosures of cash flow information:
Cash paid for interest	$67,566	$63,169	$68,049
Cash paid for debt extinguishment costs	$—	$13,677	$—
Cash paid for income taxes, net of refunds	$3,231	$4,653	$3,001
Addition of capital lease obligation	$2,000	$—	$7,893

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2008	147,774	$1,478	—	$—	$1,746,224	$(1,145,839)	$(7,147)	$594,716
Net income	—	—	—	—	—	18,411	—	18,411
Unrealized gain on cash flow hedging activities, net of tax	—	—	—	—	—	—	2,909	2,909
Total comprehensive income								21,320
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	705	7	—	—	1,827	—	—	1,834
Stock-based compensation	1,644	16	—	—	26,502	—	—	26,518
Balance at December 31, 2009	150,123	1,501	—	—	1,774,553	(1,127,428)	(4,238)	644,388
Net income	—	—	—	—	—	340,878	—	340,878
Unrealized gain on cash flow hedging activities, net of tax of $703	—	—	—	—	—	—	2,421	2,421
Unrealized loss on available-for-sale securities, net of tax of $0	—	—	—	—	—	—	(12)	(12)
Total comprehensive income								343,287
Purchases of treasury stock	—	—	(2,946)	(49,911)	—	—	—	(49,911)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	638	7	239	4,090	573	(3,625)	—	1,045
Stock-based compensation	1,192	12	—	—	27,820	—	—	27,832
Balance at December 31, 2010	151,953	1,520	(2,707)	(45,821)	1,802,946	(790,175)	(1,829)	966,641
Net income	—	—	—	—	—	57,911	—	57,911
Unrealized gain on cash flow hedging activities, net of tax of $929	—	—	—	—	—	—	1,816	1,816
Unrealized gain on available-for-sale securities, net of tax of $20	—	—	—	—	—	—	32	32
Total comprehensive income								59,759
Excess tax benefit from stock-based compensation	—	—	—	—	100	—	—	100
Purchases of treasury stock	—	—	(3,172)	(58,562)	—	—	—	(58,562)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,458	25,527	(7,901)	(7,660)	—	9,966
Stock-based compensation	—	—	1,512	25,700	28,711	(26,594)	—	27,817
Balance at December 31, 2011	151,953	$1,520	(2,909)	$(53,156)	$1,823,856	$(766,518)	$19	$1,005,721

See accompanying notes to the consolidated financial statements.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business and Capital Structure
tw telecom inc. (the “Company”), a Delaware corporation, is a leading national provider of managed network services, specializing in business Ethernet, data networking, Converged, IP based virtual private network or "IP VPN", Internet access, voice, including voice over Internet Protocol or "VoIP", and network security services to enterprise organizations, including public sector entities, and carriers throughout the United States, including their global locations.
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
Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas that require significant management judgments include income and transactional taxes, revenue and receivables, stock-based compensation, long-lived assets, regulatory fees, asset retirement obligations, evaluation of impairment of goodwill and long-lived assets, and carrier liabilities.
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
At December 31, 2011 and 2010, the Company had restricted funds held at financial institutions of $1.9 million and $2.1 million, respectively. These amounts were included in other current assets and are restricted because they primarily secure outstanding surety bonds.
Receivables
The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by evaluation of certain factors, including ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $8.2 million, or 8% of gross receivables, at December 31, 2011, and $7.9 million, or 9% of gross receivables, at December 31, 2010.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost except for assets acquired through acquisition of businesses, which are recorded at fair value. Construction costs, labor and applicable overhead related to the development, installation and expansion of the Company’s network, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $71.6 million, $64.0 million and $61.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized interest was $2.1 million, $2.8 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets that are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $1.4 million, $1.2 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
Goodwill
The Company performs impairment tests at least annually on all goodwill and indefinite-lived intangible assets pursuant to relevant accounting standards which require goodwill to be assigned to a reporting unit and tested using a consistent measurement date. For purposes of testing goodwill for impairment, the Company’s goodwill has been assigned to the Company’s one consolidated reporting unit and is tested in the fourth quarter of each year or more frequently if impairment indicators arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. There were no goodwill impairment charges during the years ended December 31, 2011, 2010 or 2009.
Other Assets
Other assets primarily include deferred debt issuance costs, which are amortized to interest expense over the life of the respective debt agreements, and long-term prepaid service contracts that are amortized over the service period.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets
The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets whenever current events or circumstances indicate the carrying amounts may not be recoverable. An impairment is required when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets and the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell. The Company’s asset impairment tests did not result in any impairment charges during the years ended December 31, 2011, 2010 or 2009.
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

Derivative Financial Instruments
The Company has utilized derivative financial instruments, specifically interest rate swap agreements, to mitigate interest rate risk. These instruments have been executed with financial institutions deemed creditworthy, and the Company monitors its exposure to these counterparties. All derivatives are recognized in the Company’s consolidated balance sheets at fair value.
Historically, the Company’s interest rate swaps have been designated as cash flow hedges. In an interest rate swap, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows.
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
Regulation and Other Contingencies
The Company is subject to significant government and jurisdictional regulation, some of which is uncertain due to legal challenges of existing rules. Such regulation is subject to differing interpretations, inconsistent application and has resulted in disputes with carriers and municipalities regarding the classification of traffic, rights-of-way, rates and minutes of use.
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

Revenue
The Company’s revenue is derived primarily from metropolitan and wide area business communications services:
•Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide area business Ethernet, and IP VPN solutions.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•Voice services include traditional and next generation voice capabilities, including voice services from stand alone and bundled products, long distance, toll free services, and VoIP.
•Network services are point-to-point services that transmit voice, data and images as well as enable transmission for storage using state-of-the-art fiber optics, and collocation services that provide secure space with controlled climate and power where customers can locate their equipment to connect to the Company's network in facilities equipped for enterprise information technology environmental requirements.
•The Company also provides converged services, which fully integrate a combination of certain communication applications including IP VPN, voice, Internet, security and managed router service into a single managed IP solution. The various components of converged services are classified into the pertinent service categories in the consolidated statements of operations.
Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities.
The Company’s customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communication service providers, including incumbent local exchange carriers, competitive local exchange carriers, wireless communications companies and cable companies.
Revenue for network, data and Internet, and the majority of voice services is generally billed in advance on a monthly fixed rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage; therefore, estimates are used to recognize revenue in the period earned.
The Company evaluates whether receivables are reasonably assured of collection based on certain factors, including the likelihood of billing being disputed by customers. If there is a billing dispute with a customer, revenue generally is not recognized until the dispute is resolved. The Company does not recognize revenue associated with contract termination charges until cash is received.
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $63.5 million, $51.3 million and $40.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Operating Expenses
Operating expenses consist of costs directly related to the operation and maintenance of the Company’s network and the provisioning of services, but exclude depreciation, amortization and accretion, which is reported separately. These costs, which are net of costs capitalized for labor and overhead (see “Property, Plant, and Equipment” above), include the salaries and related expenses, including stock-based compensation, of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers to carry a portion of the Company’s traffic and to interconnect the Company’s network and costs for facility leases.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 20%, 20% and 21% of the Company’s total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. No customer accounted for 10% or more of total revenue in 2011, 2010 and 2009. The Company's largest customer (AT&T Inc., a carrier) represented 4% of the Company's total revenue in each of the years ended December 31, 2011 and 2010 and 5% in the year ended December 31, 2009.

Stock-Based Compensation
The Company recognizes the cost of share-based employee compensation payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units granted is determined based on the market price of the Company’s common stock at the date of grant. The fair value of options is estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the years ended December 31, 2011, 2010 and 2009, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period.
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

Recently Adopted Accounting Pronouncements
Effective January 1, 2011, the Company adopted the accounting standard update regarding revenue recognition for multiple deliverable arrangements. In an arrangement that includes elements with stand-alone value for which neither vendor-specific, objective evidence nor third party evidence of selling price exists, the new standard requires an entity to allocate revenue using its best estimate of selling price for each element. The adoption of this standard update did not have a material effect on the Company's consolidated balance sheets or statements of operations for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this accounting standard update in the three months ended March 31, 2012. This update affects presentation and disclosure, and therefore adoption will not affect the Company's consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued an accounting standard update intended to simplify goodwill impairment testing. Entities will have the option to perform a qualitative assessment on goodwill impairment to determine if a quantitative assessment is necessary. The accounting standard update is effective for fiscal years beginning after December 15, 2011. The Company adopted the new guidance effective January 1, 2012. This update affects testing steps only and therefore adoption will not affect the Company's consolidated financial position, results of operations or cash flows.

2. Earnings Per Common Share and Potential Common Share
Basic earnings per common share ("EPS") is measured as the income allocated to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (such as convertible securities and stock options) as if they had been converted to shares at the beginning of the period presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted EPS.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Years ended December 31,
	2011	2010	2009
	(amounts in thousands, except per share amounts)
Numerator
Net income	$57,911	$340,878	$18,411
Allocation of net income to unvested restricted stock awards	(1,093)	(4,471)	(126)
Net income allocated to common stockholders, basic	56,818	336,407	18,285
Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	—	26,443	—
Net income allocated to common stockholders, diluted	$56,818	$362,850	$18,285
Denominator
Basic weighted average shares outstanding	147,247	149,156	148,087
Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	—	20,050	—
Stock options	1,495	1,694	883
Unvested restricted stock	607	556	882
Diluted weighted average shares outstanding	149,349	171,456	149,852
Basic earnings per share	$0.39	$2.26	$0.12
Diluted earnings per share	$0.38	$2.12	$0.12

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures, which were excluded from the computation of diluted weighted average shares outstanding if their inclusion would be anti-dilutive, totaled 26.1 million shares, 8.4 million shares and 29.9 million shares at December 31, 2011, 2010 and 2009, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments
The Company’s investments at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$291,746	$323,206
Commercial paper	8,497	29,984
Certificates of deposit	5,201	—
International government securities	1,401	—
Corporate debt securities	—	511
Total cash equivalents	306,845	353,701
Investments:
Corporate debt securities	99,132	88,471
Debt securities issued by U.S. Government agencies	27,885	30,201
Debt securities issued by the U.S. Treasury	3,008	—
Commercial paper	$1,500	$—
Total investments	$131,525	$118,672

Total cash equivalents and investments	$438,370	$472,373

At December 31, 2011 and December 31, 2010, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 8. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities during the year ended December 31, 2011 and 2010 were $208.3 million and $154.8 million, respectively. The Company recognized no material unrealized or realized net gains or losses from available-for-sale securities during the years ended December 31, 2011 and 2010.
During the year ended December 31, 2010, the Company’s investments were transferred from the held-to-maturity classification to the available-for-sale classification as a result of management’s decision to make the investments available to be sold prior to their maturity dates to purchase investments with a higher yield. At the date of transfer, the net carrying amount was $71.5 million and the Company recognized an immaterial amount of unrealized gain.
During the year ended December 31, 2010, the Company received $3.8 million in proceeds from liquidation of previously impaired commercial paper, resulting in an $0.8 million realized gain recorded in other income.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31,
	2011	2010
	(amounts in thousands)
Communications network equipment	2,738,618	2,530,428
Fiber and right to use	1,014,952	947,937
Vehicles and other equipment	206,466	187,804
Land, buildings and improvements	66,098	65,881
	4,026,134	3,732,050
Less accumulated depreciation	(2,598,922)	(2,375,438)
Total	1,427,212	1,356,612

Depreciation expense was $274.5 million, $279.9 million and $285.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company’s asset retirement obligations are included as a component of other long-term liabilities in the consolidated balance sheets. The following table provides asset retirement obligation liability activity for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(amounts in thousands)
Asset retirement obligations:
Balance at January 1	$23,141	$20,377	$18,701
Accretion expense	2,085	1,876	1,718
Liabilities incurred	—	977	—
Liabilities settled	(88)	(89)	(42)
Balance at December 31	$25,138	$23,141	$20,377

5. Intangible Assets
Goodwill
The Company had goodwill of $412.7 million at both December 31, 2011 and 2010.
Definite Life Intangibles
Definite life intangibles consist primarily of acquired customer relationships. Definite life intangible assets are amortized using methods that correlate to the pattern in which the economic benefits are expected to be realized. Customer relationships are amortized using the sum of the years digits method over an estimated life of 10 years. Other intangible assets, primarily acquired intangible assets, are amortized on a straight-line basis using expected lives of 10 years. Definite life intangible assets subject to amortization were as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(amounts in thousands)
Customer relationships	$59,086	$(43,867)	$15,219	$59,086	$(37,600)	$21,486
Other	6,363	(3,840)	2,523	6,363	(3,405)	2,958
	$65,449	$(47,707)	$17,742	$65,449	$(41,005)	$24,444

Intangible asset amortization expense was $6.7 million, $7.8 million and $8.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The amortization expense related to intangible assets recorded as of December 31, 2011 for each of the five succeeding years is estimated to be the following: 2012—$5.6 million; 2013—$4.5 million; 2014—$3.4 million; 2015—$2.3 million and 2016—$1.2 million.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt

	December 31,
	2011	2010
	(amounts in thousands)
Term Loan B—January 2013 tranche, due 2013	$102,055	$103,130
Term Loan B—extended tranche, due 2016	467,946	472,870
8% Senior Notes, due 2018	430,000	430,000
2 3/8% Convertible Senior Debentures, due 2026	373,744	373,744
Total debt	1,373,745	1,379,744
Unamortized discounts	(29,443)	(49,505)
Current portion	(6,000)	(6,000)
Total long-term debt	$1,338,302	$1,324,239

The schedule of principal payments on long-term debt as of December 31, 2011 is as follows (amounts in thousands):

2012	6,000
2013	479,651
2014	4,926
2015	4,926
2016	448,242
Thereafter	430,000
Total payments	$1,373,745

8% Senior Notes due 2018
In March 2010, the Company’s wholly owned subsidiary, tw telecom holdings inc. (“Holdings”) completed a private offering of $430 million aggregate principal amount of 8% Senior Notes due 2018 (the “2018 Notes”) at an offering price of 99.284% of the principal amount. The net proceeds from the offering were used to fund Holdings’ extinguishment of its 9¼% Senior Notes due February 2014. The 2018 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings’ subsidiaries. Interest is payable semi-annually on September 1 and March 1. The 2018 Notes are redeemable in whole or in part, at Holdings’ option, at any time on or after March 1, 2014, 2015 and 2016 at redemption prices of 104%, 102% and 100%, respectively. In addition, prior to March 1, 2013, at Holdings’ option, Holdings may redeem up to 35% of the aggregate principal amount of the 2018 Notes with the net proceeds from one or more equity offerings by the Company at a redemption price of 108% of their principal amount, plus accrued and unpaid interest, if any. Offering costs of $9.5 million related to the 2018 Notes were deferred and are being amortized to interest expense over the term of the 2018 Notes. Interest expense, including amortization of deferred debt issuance costs and discount relating to the 2018 Notes, was $36.0 million and $28.4 million for the years ended December 31, 2011 and 2010, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2 3/8% Convertible Senior Debentures due 2026
As of December 31, 2011, the Company had outstanding $373.7 million principal amount 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016 or April 1, 2021 at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. As of December 31, 2011, an immaterial amount of Convertible Debentures had been converted and the Company delivered cash in lieu of common stock in connection with that conversion. As of December 31, 2011, the if-converted value of the Convertible Debentures exceeded the principal amount by $14.8 million.

In accordance with authoritative guidance issued by the FASB for convertible debt instruments, the Company separated the Convertible Debentures into debt and equity components at issuance and has assigned a value to each. The value assigned to the equity component was $120.5 million, net of an allocable portion of deferred debt issuance costs, as of December 31, 2011 and 2010, and is included as a component of additional paid in capital. The value assigned to the debt component was $253.3 million and represents the estimated fair value, as of the issuance date (March 29, 2006), of a similar instrument without the conversion feature. The unamortized discount is amortized to interest expense using the interest rate method through March 31, 2013. The following table reflects the principal and discount included in the consolidated balance sheets as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(amounts in thousands)
Principal amount of Convertible Debentures	$373,744	$373,744
Unamortized discount	(27,057)	(46,732)
Net carrying amount of Convertible Debentures	$346,687	$327,012

The Company recognized the following amounts to interest expense related to the Convertible Debentures for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(amounts in thousands)
Interest expense, contractual amount at 2 3/8%	$8,876	$8,875	$8,877
Interest expense, amortization of discount	19,675	18,077	16,609
Interest expense, amortization of deferred debt issuance costs	1,098	1,098	1,098
Total interest expense for Convertible Debentures	$29,649	$28,050	$26,584
Effective interest rate on liability component	8.5%	8.5%	8.5%

Term Loan B
As of December 31, 2011, Holdings had a $680 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) and an undrawn $80 million revolving credit facility (the “Revolver”). On December 2, 2010, Holdings amended and restated the Credit Facility agreement to extend from January 2013 to December 2016 the maturity of approximately $474.1 million (the “extended tranche”) of the $577.5 million in principal amount of the Term Loan then outstanding. The January 2013 maturity date of the remaining $103.4 million in principal amount (the “January 2013 tranche”) was unchanged. The term of Holdings’ undrawn Revolver was extended from October 2011 to December 2014. As of December 31, 2011, Holdings had outstanding $467.9 million principal amount of the extended tranche and $102.1 million of the January 2013 tranche. Components of the Credit Facility, as amended, and related financing are detailed below:

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to ¼ of 1% of the aggregate principal amount on the last day of each quarter. Interest on the January 2013 tranche is computed based on a specified Eurodollar rate plus 1.75% to 2.0%, of which 1.75% was in effect at December 31, 2011. Interest on the extended tranche is computed based on a specified Eurodollar rate plus 3.25%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at December 31, 2011, the weighted average effective interest rate was 3.3%. In accordance with applicable accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt. The fees paid to the holders of the extended tranche of $3.8 million were added to the allocable share of existing debt issuance costs and will be amortized over the term of the extended tranche. Interest expense, including amortization of deferred debt issuance costs, the effect of interest rate swap agreements and commitment fees, was $22.3 million, $17.0 million and $20.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

•
The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.5% to 3.5% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. The fees paid to the lenders of $0.5 million were added to the existing debt issuance costs and will be amortized through the expiration date. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Term Loan negative covenants were amended so that the amended Term Loan agreement contains similar restrictions to those contained in the indenture for the 2018 Notes. The Revolver covenants, which also were amended, contain additional restrictions, as well as certain financial covenants that the Company, Holdings and its subsidiaries must comply with if Holdings draws on the Revolver.
As of December 31, 2011, the Company and Holdings were in compliance with all of their covenants under the 2018 Notes, the Term Loan and the Revolver.

7. Derivative Financial Instruments
The variable rate Term Loan exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively convert a portion of Holdings’ floating-rate debt to a fixed-rate basis for the term of the agreement to reduce the impact of interest rate changes on future interest expense. The Company has designated its interest rate swap agreements as cash flow hedges. During the year ended December 31, 2011, the Company's remaining interest rate swap agreement expired.
The following table summarizes the fair value of derivatives reported in the consolidated balance sheets at December 31, 2011 and 2010:

	Liability Derivatives
Derivatives- cash flow hedges	Balance Sheet Location	December 31,
		2011	2010
		(amounts in thousands)
Interest rate swap agreements	Other current liabilities	$—	$2,412
Total fair value of derivatives designated as cash flow hedges		$—	$2,412

The unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at December 31, 2010 and 2009 were $2.4 million and $4.2 million, respectively. There were no unrecognized losses for the interest rate swap agreements included in accumulated other comprehensive loss at December 31, 2011. The effect of the interest rate swaps on the consolidated statements of operations was as follows for the years ended December 31, 2011, 2010 and 2009:

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Loss recognized in other comprehensive income/(loss) (effective portion)	$(118)	$(1,891)	$(2,653)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense (effective portion)	$(2,530)	$(3,717)	$(5,562)
Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—

8. Fair Value Measurements
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

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in certificates of deposit, commercial paper, corporate debt securities, international government securities, and debt securities issued by the U.S. Treasury and government agencies using observable inputs in less active markets and are included as components of cash and cash equivalents and investments in the consolidated balance sheets. Level 2 liabilities that are measured at fair value on a recurring basis include the Company’s interest rate swap agreement, which expired in the year ended December 31, 2011, priced using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings and are included as a component of other current liabilities in the consolidated balance sheets.

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at December 31, 2011 and 2010.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reflect assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements At December 31, 2011			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$291,746	$—	$—	$291,746
Commercial paper	—	8,497	—	8,497
Certificates of deposit	—	5,201	—	5,201
International government securities	—	1,401	—	1,401
Investments included in cash and cash equivalents	$291,746	$15,099	$—	$306,845
Corporate debt securities	—	99,132	—	99,132
Debt securities issued by U.S. Government agencies	—	27,885	—	27,885
Debt securities issued by the U.S. Treasury	—	3,008	—	3,008
Commercial paper	$—	$1,500	$—	$1,500
Short-term investments	$—	$131,525	$—	$131,525
Total assets	$291,746	$146,624	$—	$438,370

	Fair Value Measurements At December 31, 2010			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$323,206	$—	$—	$323,206
Commercial paper	—	29,984	—	29,984
Corporate debt securities	—	511	—	511
Investments included in cash and cash equivalents	$323,206	$30,495	$—	$353,701
Corporate debt securities	—	88,471	—	88,471
Debt securities issued by U.S. Government agencies	—	30,201	—	30,201
Short-term investments	$—	$118,672	$—	$118,672
Total assets	$323,206	$149,167	$—	$472,373
Liabilities
Interest rate swap agreement	$—	$2,412	$—	$2,412
Total liabilities	$—	$2,412	$—	$2,412

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(amounts in thousands)
Term Loan B—January 2013 tranche	$102,055	$101,673	$103,130	$101,841
Term Loan B—Extended tranche, due 2016	467,946	464,435	472,870	472,870
8% Senior Notes, net of discount	427,614	460,100	427,227	459,025
2 3/8% Convertible Senior Debentures, net of discount	346,687	444,288	327,012	412,987
Total debt	$1,344,302	$1,470,496	$1,330,239	$1,446,723

9. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years ended December 31,
	2011	2010	2009
	(amounts in thousands)
Current:
Federal	$1,317	$269	$389
State	4,406	1,965	2,357
	5,723	2,234	2,746
Deferred:
Federal	34,800	20,873	—
State	1,826	651	—
	36,626	21,524	—
Income tax (benefit) expense of change in valuation allowance (1)	(870)	(315,053)	9,175
Income tax expense (benefit)	$41,479	$(291,295)	$11,921
 ___________________

(1)
For the year ended December 31, 2011, the deferred income tax benefit related to the decrease in the valuation allowance primarily resulted from a change in tax legislation. For the year ended December 31, 2010, the deferred income tax benefit related to the decrease in the valuation allowance is comprised of (i) the portion related to future year’s earnings, which resulted in a reversal of $299.0 million in the valuation allowance in 2010 (see below), and (ii) the portion related to current year earnings. For the year ended December 31, 2009, the income tax expense related to the increase in the valuation allowance is the result of increases in the deferred tax liability for the amortization of indefinite lived intangibles which is not available for consideration in the assessment of the realization of the Company’s deferred tax assets.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Federal statutory income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	4.7	5.3	7.0
Compensation limitation	2.1	5.0	5.2
Change in valuation allowance	(0.9)	(635.3)	(9.7)
Other	0.8	2.6	1.8
Income tax expense (benefit)	41.7%	(587.4)%	39.3%

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(amounts in thousands)
Deferred tax assets:
Net operating loss carryforwards	$328,168	$359,773
Accrued liabilities	31,646	33,983
Stock options	18,600	18,184
Deferred revenue	8,409	6,377
Allowance for doubtful accounts	3,133	3,041
Other	8,740	8,058
Total deferred tax assets	398,696	429,416
Deferred tax liabilities:
Depreciation and amortization	(126,097)	(109,581)
Discount on Convertible Debentures	(7,672)	(15,502)
Prepaid expenses	(2,022)	(2,878)
Total deferred tax liabilities	(135,791)	(127,961)
Less: Valuation allowance	(35,362)	(36,232)
Total deferred tax asset, net	$227,543	$265,223
Balance sheet classification of deferred taxes:
Deferred income tax asset, net - current	$65,008	$40,428
Deferred income tax asset, net - non-current	162,535	224,795
Total deferred tax asset, net	$227,543	$265,223

Prior to 2009, the Company had a history of losses and, as a result, recognized a valuation allowance for net deferred tax assets, excluding consideration of the deferred tax liability for the amortization of indefinite lived intangibles. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During 2010, the Company determined that it was more likely than not that the vast majority of its deferred tax assets, including net operating loss carryforwards (“NOLs”), will be realized, and as a result reversed $299.0 million of the valuation allowance. In making this determination, the Company analyzed, among other things, its recent history of earnings, its cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance resulted in an income tax benefit of $299.0 million, or $1.98 per basic share and $1.72 per diluted share for the year ended December 31, 2010, and an increase in the current and non-current deferred tax assets on the consolidated balance sheet as of December 31, 2010.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continues to maintain a valuation allowance against certain deferred tax assets totaling $35.4 million. The Company believes it is more likely than not that certain deferred tax assets, including those resulting from NOLs subject to certain limitations and those that require future income of special character, will not be realized. Additionally, the Company has certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance. At December 31, 2011, $21.1 million of the valuation allowance related to stock compensation for which subsequently recognized tax benefits will be allocated directly to additional paid in capital.
As a result of certain realization requirements of applicable accounting guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $49.2 million if and when such deferred tax assets are ultimately realized. The Company uses the ordering rules prescribed by relevant accounting guidance for purposes of determining when the excess tax benefits have been realized. The Company has $18.6 million in deferred tax assets related to stock-based compensation. If the actual future tax deductions are less than the deferred tax asset recorded, this may result in an increase to income tax expense.

At December 31, 2011, the Company had NOLs for federal income tax purposes of $1.0 billion. The Company’s NOLs, if not utilized to reduce taxable income in future periods, generally expire in various amounts beginning in 2021 and ending in 2026. The Company utilized NOLs to offset income tax obligations in each of the tax returns filed for the years ended December 31, 2010, 2009 and 2008. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to the Company’s common stock that are held by 5 percent or greater stockholders exceeds 50 percent measured over a rolling three year period. If the Company experienced such an ownership change at a time when its market capitalization is below a certain level, the utilization of its NOLs to reduce future federal income tax obligations could be limited. In an effort to reduce the likelihood of an ownership change as defined by Section 382, the Company adopted a stockholder rights plan in January 2009 that was ratified by the Company’s stockholders in June 2009. The stockholder rights plan terminated in accordance with its terms on January 20, 2012, and the Company did not extend the stockholder rights plan.
As of December 31, 2011, the Company had no material uncertain tax positions.

10. Stock-Based Compensation
tw telecom 1998 Employee Stock Option Plan
The Company maintains the tw telecom 1998 Employee Stock Option Plan that reserved 9.0 million shares of common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2011, approximately 1.8 million shares of common stock were reserved for issuance upon exercise of outstanding options under that plan. Generally, the options vest over periods of up to four years and expire seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price equal to market value at the date of grant. The tw telecom 1998 Employee Stock Option Plan expired in August 2008 and no additional awards may be granted under this plan.
tw telecom 2000 Employee Stock Plan
The Company maintains the tw telecom 2000 Employee Stock Plan (as amended in June 2009) that permits up to 39.0 million shares of common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2011, approximately 6.2 million shares of common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 14.4 million shares of common stock were available for grant under the plan. Generally, the options and awards vest over periods of up to four years and options expire either seven or ten years from the date of issuance.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options have been granted to employees of the Company with an exercise price equal to market value of the underlying stock at the date of grant. The fair value of the restricted stock awards and restricted stock units granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is recorded over their vesting periods, generally up to four years. The weighted-average fair value of options granted was $8.44, $7.61 and $3.56 for the years ended December 31, 2011, 2010 and 2009, respectively, with the following weighted-average assumptions:

	Years ended December 31,
	2011		2010		2009
Expected volatility	52%		53%		56%
Risk-free interest rate	2.2%		2.5%		1.7%
Dividend yield	0%		0%		0%
Expected term	5	years	5.2	years	4	years

The table below summarizes the Company’s stock option activity and related information for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at January 1, 2011	9,153,677	$16.72
Granted	3,000	18.02
Exercised	(1,908,830)	12.47
Forfeited	(30,385)	14.50
Expired	(543,915)	46.25
Options outstanding at December 31, 2011	6,673,547	$15.54	3.88	$30,212
Vested and expected to vest at December 31, 2011	6,619,268	$15.57	3.84	$29,772
Exercisable at December 31, 2011	4,973,992	$16.65	3.01	$18,142

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $13.4 million, $7.1 million and $4.8 million, respectively. As of December 31, 2011, there was $4.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.
The table below summarizes the Company’s restricted stock and restricted stock units and related information for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	3,161,558	$12.65
Granted	2,073,532	16.97
Vested	(1,010,329)	12.06
Forfeited	(43,249)	13.52
Nonvested at December 31, 2011	4,181,512	$17.92

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $17.7 million, $12.8 million and $10.2 million, respectively. As of December 31, 2011, there was $43.9 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 1.2 years.
Effective October 1, 2004, the Company adopted the tw telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 600,000 shares of the Company’s common stock to participants in the 2004 Stock Purchase Plan. In September 2007, the 2004 Stock Purchase Plan was amended to authorize an additional 600,000 shares for issuance under the 2004 Stock Purchase Plan. During the years ended December 31, 2011, 2010 and 2009, no shares were issued under the amended 2004 Stock Purchase Plan because the Company has not made any offerings under the amended plan.

11. Commitments and Contingencies
Leases and Fixed Obligations
The Company leases office space and furniture, facilities housing telecommunications equipment, and fiber optic use rights. Certain of the leases contain renewal clauses. The Company also enters into fixed price maintenance agreements for maintenance of its network.

At December 31, 2011, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2012	$2,937	$52,302	$3,013
2013	2,625	47,470	3,013
2014	2,403	42,214	3,013
2015	2,103	35,325	3,013
2016	1,978	26,725	3,013
Thereafter	11,578	93,418	27,394
Total minimum lease payments	$23,624	$297,454	$42,459
Less amount representing interest	(7,373)
Present value of obligations under capital leases	16,251
Less current portion of obligations under capital leases	(1,733)
Obligations under capital leases, excluding current portion	$14,518

As of December 31, 2011 and 2010, assets under capital lease obligations, which primarily consist of fiber optic network components, were $19.3 million and $17.9 million, respectively, with related accumulated depreciation of $6.1 million and $5.4 million, respectively. Depreciation expense related to assets under capital lease obligations was $1.2 million, $1.4 million and $1.4 million for years ended December 31, 2011, 2010 and 2009, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 7.6%. Rental expense under operating leases aggregated $76.8 million, $73.9 million and $72.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12. Employee Benefit Plans
Effective January 1, 1999, the Company adopted the tw telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan aggregated $11.6 million, $10.7 million and $10.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

13. Quarterly Results of Operations (Unaudited)
The following summarizes the Company’s unaudited quarterly results of operations for 2011 and 2010:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share amounts)
Year Ended December 31, 2011
Total revenue	$332,542	$338,386	$344,456	$351,507
Operating income	44,262	46,270	47,270	48,761
Net income	12,619	14,307	14,593	16,392
Basic income per common share	$0.08	$0.09	$0.10	$0.11
Diluted income per common share	$0.08	$0.09	$0.10	$0.11
Year Ended December 31, 2010
Total revenue	$311,211	$316,849	$320,294	$324,817
Operating income	33,867	35,689	36,993	39,623
Net income (loss)(1)	(6,779)	314,084	16,079	17,494
Basic income (loss) per common share	$(0.05)	$2.07	$0.11	$0.12
Diluted income (loss) per common share	$(0.05)	$1.84	$0.10	$0.11
  ___________________

(1)	Includes a non-cash income tax benefit of $299.0 million in the three months ended June 30, 2010 to recognize the value of tax assets (see Note 9).
The total net income per share for the 2011 and 2010 quarters do not equal net income per share for the respective years because the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

14. Supplemental Guarantor Information
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
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2011 and 2010, Condensed Consolidating Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$328,851	$—	$—	$353,394
Investments	—	131,525	—	—	131,525
Receivables, net	—	—	96,182	—	96,182
Prepaid expenses and other current assets	—	10,265	7,075	—	17,340
Deferred income taxes	—	64,988	20	—	65,008
Total current assets	24,543	535,629	103,277	—	663,449
Property, plant and equipment, net	—	54,798	1,372,414	—	1,427,212
Deferred income taxes	—	162,050	485	—	162,535
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,373	13,282	27,681	—	42,336
Total assets	$25,916	$765,759	$1,916,551	$—	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$8,708	$44,031	$—	$52,739
Other current liabilities	2,219	61,477	175,509	—	239,205
Intercompany payable (receivable)	(1,836,254)	(599,828)	2,436,082	—	—
Total current liabilities	(1,834,035)	(529,643)	2,655,622	—	291,944
Losses in subsidiary in excess of investment	507,643	971,457	—	(1,479,100)	—
Long-term debt and capital lease obligations, net	346,687	992,490	13,643	—	1,352,820
Long-term deferred revenue	—	—	22,296	—	22,296
Other long-term liabilities	—	7,179	28,266	—	35,445
Stockholders’ equity (deficit)	1,005,621	(675,724)	(803,276)	1,479,100	1,005,721
Total liabilities and stockholders’ equity (deficit)	$25,916	$765,759	$1,916,551	$—	$2,708,226

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,366,891	$—	$1,366,891
Costs and expenses:
Operating, selling, general and administrative	—	193,457	703,542	—	896,999
Depreciation, amortization and accretion	—	21,304	262,025	—	283,329
Corporate expense allocation	—	(214,761)	214,761	—	—
Total costs and expenses	—	—	1,180,328	—	1,180,328
Operating income	—	—	186,563	—	186,563
Interest expense, net	(29,648)	(45,337)	(12,188)	—	(87,173)
Interest expense allocation	29,648	45,337	(74,985)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	99,390	—	99,390
Income tax expense	—	39,927	1,552	—	41,479
Net income before equity in undistributed earnings of subsidiaries	—	(39,927)	97,838	—	57,911
Equity in undistributed earnings of subsidiaries	57,911	97,838	—	(155,749)	—
Net income	$57,911	$57,911	$97,838	$(155,749)	$57,911

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,273,171	$—	$1,273,171
Costs and expenses:
Operating, selling, general and administrative	—	185,465	651,970	—	837,435
Depreciation, amortization and accretion	—	19,510	270,054	—	289,564
Corporate expense allocation	—	(204,975)	204,975	—	—
Total costs and expenses	—	—	1,126,999	—	1,126,999
Operating income	—	—	146,172	—	146,172
Interest expense, net	(28,049)	(39,884)	(12,411)	—	(80,344)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Other income	—	825	—	—	825
Interest expense and other income allocation	28,049	56,129	(84,178)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	49,583	—	49,583
Income tax benefit	—	(289,865)	(1,430)	—	(291,295)
Net income before equity in undistributed earnings of subsidiaries	—	289,865	51,013	—	340,878
Equity in undistributed earnings of subsidiaries	340,878	51,013	—	(391,891)	—
Net income	$340,878	$340,878	$51,013	$(391,891)	$340,878

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$57,911	$57,911	$97,838	$(155,749)	$57,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	21,304	262,025	—	283,329
Deferred income taxes	—	35,736	20	—	35,756
Intercompany and equity investment changes	(30,087)	(73,897)	(51,765)	155,749	—
Amortization of discount on debt and deferred debt issue costs and other	20,773	2,615	—	—	23,388
Stock-based compensation	—	—	27,817	—	27,817
Changes in operating assets and liabilities	—	5,602	(30,215)	—	(24,613)
Net cash provided by operating activities	48,597	49,271	305,720	—	403,588
Cash flows from investing activities:
Capital expenditures	—	(37,754)	(302,977)	—	(340,731)
Purchases of investments	—	(223,638)	—	—	(223,638)
Proceeds from sale of investments	—	208,340	—	—	208,340
Proceeds from sale of assets and other investing activities, net	—	5,183	(1,953)	—	3,230
Net cash used in investing activities	—	(47,869)	(304,930)	—	(352,799)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	9,966	—	—	—	9,966
Purchases of treasury stock	(58,562)	—	—	—	(58,562)
Excess tax benefits from stock-based compensation	—	1,385	—	—	1,385
Payment of debt and capital lease obligations	—	(6,316)	(790)	—	(7,106)
Net cash used in financing activities	(48,596)	(4,931)	(790)	—	(54,317)
Increase (decrease) in cash and cash equivalents	1	(3,529)	—	—	(3,528)
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922
Cash and cash equivalents at end of period	$24,543	$328,851	$—	$—	$353,394

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$340,878	$340,878	$51,013	$(391,891)	$340,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	19,510	270,054	—	289,564
Deferred income taxes	—	(293,004)	(525)	—	(293,529)
Intercompany and equity investment changes	(311,178)	(51,814)	(28,899)	391,891	—
Stock-based compensation	—	—	27,832	—	27,832
Extinguishment costs, amortization of discount on debt and debt issue costs and other	19,174	18,475	—	—	37,649
Changes in operating assets and liabilities	—	(1,468)	(15,174)	—	(16,642)
Net cash provided by operating activities	48,874	32,577	304,301	—	385,752
Cash flows from investing activities:
Capital expenditures	—	(23,237)	(298,607)	—	(321,844)
Purchases of investments	—	(246,575)	—	—	(246,575)
Proceeds from sale of investments	—	154,786	—	—	154,786
Proceeds from sale of assets and other investing activities, net	—	862	(5,278)	—	(4,416)
Net cash used in investing activities	—	(114,164)	(303,885)	—	(418,049)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,045	—	—	—	1,045
Purchases of treasury stock	(49,911)	—	—	—	(49,911)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	413,069	—	—	413,069
Payment of debt and capital lease obligations	—	(6,792)	(416)	—	(7,208)
Net cash used in financing activities	(48,872)	(7,400)	(416)	—	(56,688)
Increase (decrease) in cash and cash equivalents	2	(88,987)	—	—	(88,985)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907
Cash and cash equivalents at end of period	$24,542	$332,380	$—	$—	$356,922

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$18,411	$18,411	$27,586	$(45,997)	$18,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	—	16,641	279,526	—	296,167
Deferred income taxes	—	9,175	—	—	9,175
Intercompany and equity investment changes	(34,445)	99,979	(111,531)	45,997	—
Stock-based compensation	—	—	26,518	—	26,518
Amortization of discount on debt and debt issue costs and other	17,707	1,799	530	—	20,036
Changes in operating assets and liabilities	—	(6,048)	26,219	—	20,171
Net cash provided by operating activities	1,673	139,957	248,848	—	390,478
Cash flows from investing activities:
Capital expenditures	—	(31,508)	(235,489)	—	(266,997)
Purchases of investments	—	(24,892)	—	—	(24,892)
Proceeds from sales of assets and other investing activities, net	—	13,882	(12,582)	—	1,300
Net cash used in investing activities	—	(42,518)	(248,071)	—	(290,589)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,834	—	—	—	1,834
Payment of debt and capital lease obligations	—	(7,215)	(777)	—	(7,992)
Net cash provided by (used in) financing activities	1,834	(7,215)	(777)	—	(6,158)
Increase in cash and cash equivalents	3,507	90,224	—	—	93,731
Cash and cash equivalents at beginning of period	21,033	331,143	—	—	352,176
Cash and cash equivalents at end of period	$24,540	$421,367	$—	$—	$445,907

tw telecom inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$7,898	3,142	(2,848)	$8,192
For the Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$9,449	1,820	(3,371)	$7,898
For the Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$11,271	6,595	(8,417)	$9,449

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1	—
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

4.4	—	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

10.1	—
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

10.28	—	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.29	—	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.30	—
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

10.31	—
First Amendment to Amended and Restated Credit Agreement dated as of November 9, 2011 among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, each Revolving Lender party thereto and Wells Fargo Bank, National Association, as administrative agent.

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
_________________

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