Form 10-Q
period 2012-03-31
tw telecom inc.
filed 2012-05-04
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2012 was 150,505,504 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$352,131	$353,394
Investments	134,536	131,525
Receivables, less allowances of $8,649 and $8,192, respectively	91,421	96,182
Prepaid expenses and other current assets	18,334	17,340
Deferred income taxes	65,008	65,008
Total current assets	661,430	663,449
Property, plant and equipment	4,080,835	4,026,134
Less accumulated depreciation	(2,641,851)	(2,598,922)
	1,438,984	1,427,212
Deferred income taxes	148,432	162,535
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	16,335	17,742
Other assets, net	23,875	24,594
Total assets	$2,701,750	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,142	$52,739
Deferred revenue	42,923	42,253
Accrued taxes, franchise and other fees	65,840	66,880
Accrued interest	7,488	13,934
Accrued payroll and benefits	29,969	44,284
Accrued carrier costs	25,154	32,760
Current portion debt and capital lease obligations	108,482	7,733
Other current liabilities	31,132	31,361
Total current liabilities	367,130	291,944
Long-term debt and capital lease obligations, net	1,257,779	1,352,820
Long-term deferred revenue	22,041	22,296
Other long-term liabilities	35,784	35,445
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,821,987	1,823,856
Treasury stock, 1,579 and 2,909 shares, at cost, respectively	(29,669)	(53,156)
Accumulated deficit	(774,833)	(766,518)
Accumulated other comprehensive income	11	19
Total stockholders’ equity	1,019,016	1,005,721
Total liabilities and stockholders’ equity	$2,701,750	$2,708,226
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$176,851	$152,187
Voice services	89,621	83,024
Network services	84,804	89,511
Intercarrier compensation	7,649	7,820
Total revenue	358,925	332,542
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	149,193	139,729
Selling, general and administrative	86,090	78,815
Depreciation, amortization and accretion	68,394	69,736
Total costs and expenses	303,677	288,280
Operating income	55,248	44,262
Interest expense	(21,581)	(21,972)
Interest income	104	143
Income before income taxes	33,771	22,433
Income tax expense	14,439	9,814
Net income	$19,332	$12,619
Earnings per share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08
Weighted average shares outstanding:
Basic	146,967	147,565
Diluted	149,090	149,694

(a) Includes non-cash stock-based employee compensation expense (Note 7):

Operating	$500	$588
Selling, general and administrative	$7,628	$6,860

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Net income	$19,332	$12,619
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedging activities	—	519
Unrealized (loss) gain on available-for-sale securities	(8)	45
Other comprehensive income (loss), net of tax	(8)	564
Comprehensive income	$19,324	$13,183

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Cash flows from operating activities:
Net income	$19,332	$12,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	68,394	69,736
Deferred income taxes	14,030	9,486
Stock-based compensation expense	8,128	7,448
Amortization of discount on debt and deferred debt issue costs and other	6,121	5,695
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	4,588	(2,111)
Accounts payable, deferred revenue and other liabilities	(26,232)	(3,823)
Net cash provided by operating activities	94,361	99,050
Cash flows from investing activities:
Capital expenditures	(76,783)	(79,276)
Purchases of investments	(40,102)	(42,735)
Proceeds from sale of investments	36,474	43,286
Proceeds from sale of assets and other investing activities, net	301	(1,591)
Net cash used in investing activities	(80,110)	(80,316)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	7,360	2,541
Taxes paid related to net share settlement of equity awards	(9,925)	(5,268)
Purchases of treasury stock	(11,519)	(8,859)
Excess tax benefits from stock-based compensation	448	—
Payment of debt and capital lease obligations	(1,878)	(1,855)
Net cash used in financing activities	(15,514)	(13,441)
(Decrease) increase in cash and cash equivalents	(1,263)	5,293
Cash and cash equivalents at beginning of period	353,394	356,922
Cash and cash equivalents at end of period	$352,131	$362,215
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,361	$24,345
Cash paid for income taxes, net of refunds	$(24)	$(31)
Addition of capital lease obligation	$2,326	$—
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2012
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2011	151,953	$1,520	(2,909)	$(53,156)	$1,823,856	$(766,518)	$19	$1,005,721
Net income	—	—	—	—	—	19,332	—	19,332
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(8)	(8)
Excess tax benefits (shortfalls) from stock-based compensation	—	—	—	—	(73)	—	—	(73)
Purchases of treasury stock	—	—	(521)	(11,519)	—	—	—	(11,519)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	675	12,006	(12,578)	(1,993)	—	(2,565)
Stock-based compensation	—	—	1,176	23,000	10,782	(25,654)	—	8,128
Balance at March 31, 2012	151,953	$1,520	(1,579)	$(29,669)	$1,821,987	$(774,833)	$11	$1,019,016
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business and Capital Structure
tw telecom inc. (together with its wholly-owned subsidiaries, the “Company”) is a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, IP based virtual private network or "IP VPN", Internet access, voice, including voice over Internet Protocol or “VoIP”, and network security services to enterprise organizations, including public sector entities, and carriers throughout the United States, including their global locations.
The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.
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
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard update in the three months ended March 31, 2012. This update affected presentation and disclosure, but did not affect the Company’s consolidated financial position, results of operations or cash flows.
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
Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:

•
Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide-area business Ethernet, and IP VPN solutions.

•	Voice services include traditional and next generation voice capabilities, including voice services provided as stand alone and bundled services, long distance, toll free services and VoIP.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
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

•
The Company also provides converged services, which fully integrate a combination of certain communication applications including IP VPN, voice, Internet, security and managed router service into a single managed IP solution. The various components of converged services are classified into the pertinent service categories in the condensed consolidated statements of operations.

The Company also generates revenue from intercarrier compensation. Intercarrier compensation is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission ("FCC") and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities.
The Company’s customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communication service providers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $19.7 million and $15.1 million for the three months ended March 31, 2012 and 2011, respectively.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 19% of the Company’s total revenue in each of the three months ended March 31, 2012 and 2011. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2012 or 2011. The Company’s largest customer (AT&T Inc., a carrier) represented 4% of the Company’s total revenue in each of the three months ended March 31, 2012 and 2011.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands, except per share amounts)
Numerator
Net income	$19,332	$12,619
Allocation of net income to unvested restricted stock awards	(404)	(225)
Net income allocated to common stockholders, basic	$18,928	$12,394
Net income allocated to common stockholders, diluted	$18,928	$12,394
Denominator
Basic weighted average shares outstanding	146,967	147,565
Dilutive potential common shares:
Stock options	1,504	1,624
Unvested restricted stock units	619	505
Diluted weighted average shares outstanding	149,090	149,694
Basic earnings per share	$0.13	$0.08
Diluted earnings per share	$0.13	$0.08

Options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Senior Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 24.6 million shares and 28.0 million shares for the three months ended March 31, 2012 and 2011, respectively.
3. Investments
The Company’s investments at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$269,846	$291,746
Commercial paper	7,898	8,497
Corporate debt securities	3,004	—
Certificates of deposit	—	5,201
International government securities	—	1,401
Total cash equivalents	280,748	306,845
Investments:
Corporate debt securities	103,755	99,132
Debt securities issued by U.S. Government agencies	27,777	27,885
Debt securities issued by the U.S. Treasury	3,004	3,008
Commercial paper	—	1,500
Total investments	134,536	131,525
Total cash equivalents and investments	$415,284	$438,370

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 31, 2012 and December 31, 2011, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $36.5 million and $43.3 million during the three months ended March 31, 2012 and 2011, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three months ended March 31, 2012 or 2011.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(amounts in thousands)
Term Loan B - January 2013 tranche, due 2013	$101,787	$102,055
Term Loan B - extended tranche, due 2016	466,713	467,946
8% Senior Notes, due 2018	430,000	430,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	373,744	373,744
Capital lease obligations	18,178	16,251
Total obligations	1,390,422	1,389,996
Unamortized discounts	(24,161)	(29,443)
Current portion	(108,482)	(7,733)
Total long-term debt and capital lease obligations	$1,257,779	$1,352,820

(1)
The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock.

As of March 31, 2012, tw telecom inc. and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.
5. Derivative Instruments
Holdings’ variable rate Term Loan B due 2013 and 2016 (the “Term Loan”) exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has in the past entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively converted a portion of Holdings’ floating-rate debt to a fixed-rate for the term of the agreement, which reduces the impact of interest rate changes on future interest expense. Historically, the Company has designated its interest rate swap agreements as cash flow hedges. During the year ended December 31, 2011, the Company's remaining interest rate swap agreement expired.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were no unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive income at March 31, 2012 or December 31, 2011. The effect of the interest rate swap on the condensed consolidated statements of operations was as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Loss recognized in other comprehensive income/(loss) (effective portion)	$—	$(53)
Loss reclassified from accumulated other comprehensive loss into interest expense (effective portion)	$—	$(674)
Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—
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

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in certificates of deposit, commercial paper, corporate debt securities, international government securities, and debt securities issued by the U.S. Treasury and other U.S. government agencies using observable inputs in less active markets and are included as a component of cash equivalents and investments in the condensed consolidated balance sheets. Level 2 liabilities that are measured, but not carried, at fair value on a recurring basis include the Company’s long-term debt. Although the Company’s long-term debt has not been listed on any securities exchange or inter-dealer automated quotation system, the Company has estimated the fair value of its long-term debt based on indicative pricing published by certain investment banks.

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at March 31, 2012 and December 31, 2011.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	Fair Value Measurements At March 31, 2012			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$269,846	$—	$—	$269,846
Commercial paper	—	7,898	—	7,898
Corporate debt securities	—	3,004	—	3,004
Investments included in cash and cash equivalents	269,846	10,902	—	280,748
Corporate debt securities	—	103,755	—	103,755
Debt securities issued by U.S. Government agencies	—	27,777	—	27,777
Debt securities issued by the U.S. Treasury	—	3,004	—	3,004
Short-term investments	—	134,536	—	134,536
Total assets	$269,846	$145,438	$—	$415,284

	Fair Value Measurements At December 31, 2011			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$291,746	$—	$—	$291,746
Commercial paper	—	8,497	—	8,497
Certificates of deposit	—	5,201	—	5,201
International government securities	—	1,401	—	1,401
Investments included in cash and cash equivalents	291,746	15,099	—	306,845
Corporate debt securities	—	99,132	—	99,132
Debt securities issued by U.S. Government agencies	—	27,885	—	27,885
Debt securities issued by the U.S. Treasury	—	3,008	—	3,008
Commercial paper	—	1,500	—	1,500
Short-term investments	—	131,525	—	131,525
Total assets	$291,746	$146,624	$—	$438,370
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B - January 2013 tranche	$101,787	$101,787	$102,055	$101,673
Term Loan B - Extended tranche, due 2016	466,713	467,880	467,946	464,435
8% Senior Notes, net of discount	427,711	470,850	427,614	460,100
2 3/8% Convertible Senior Debentures, net of discount	351,872	463,443	346,687	444,288
Total debt	$1,348,083	$1,503,960	$1,344,302	$1,470,496

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Stock-Based Compensation
During the three months ended March 31, 2012, the Company granted restricted stock awards and restricted stock units with respect to 1.8 million shares and no stock options. As of March 31, 2012, the Company had 4.6 million restricted stock awards and restricted stock units that were unvested and 6.0 million options outstanding, of which 5.3 million were exercisable.
As of March 31, 2012, there was $73.5 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years and $3.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.
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
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, Condensed Consolidating Statements of Operations for the three months ended March 31, 2012 and 2011, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$327,588	$—	$—	$352,131
Investments	—	134,536	—	—	134,536
Receivables, net	—	—	91,421	—	91,421
Prepaid expenses and other current assets	—	10,108	8,226	—	18,334
Deferred income taxes	—	64,988	20	—	65,008
Total current assets	24,543	537,220	99,667	—	661,430
Property, plant and equipment, net	—	52,671	1,386,313	—	1,438,984
Deferred income taxes	—	147,947	485	—	148,432
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,098	13,039	26,073	—	40,210
Total assets	$25,641	$750,877	$1,925,232	$—	$2,701,750
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$9,101	$47,041	$—	$56,142
Current portion debt and capital lease obligations	—	107,231	1,251	—	108,482
Other current liabilities	4,438	33,257	164,811	—	202,506
Intercompany payable (receivable)	(1,830,618)	(585,077)	2,415,695	—	—
Total current liabilities	(1,826,180)	(435,488)	2,628,798	—	367,130
Losses in subsidiary in excess of investment	480,960	945,454	—	(1,426,414)	—
Long-term debt and capital lease obligations, net	351,872	890,252	15,655	—	1,257,779
Long-term deferred revenue	—	—	22,041	—	22,041
Other long-term liabilities	—	7,132	28,652	—	35,784
Stockholders’ equity (deficit)	1,018,989	(656,473)	(769,914)	1,426,414	1,019,016
Total liabilities and stockholders’ equity (deficit)	$25,641	$750,877	$1,925,232	$—	$2,701,750

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$328,851	$—	$—	$353,394
Investments	—	131,525	—	—	131,525
Receivables, net	—	—	96,182	—	96,182
Prepaid expenses and other current assets	—	10,521	6,819	—	17,340
Deferred income taxes	—	64,988	20	—	65,008
Total current assets	24,543	535,885	103,021	—	663,449
Property, plant and equipment, net	—	56,720	1,370,492	—	1,427,212
Deferred income taxes	—	162,050	485	—	162,535
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,373	13,287	27,676	—	42,336
Total assets	$25,916	$767,942	$1,914,368	$—	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$9,649	$43,090	$—	$52,739
Current portion debt and capital lease obligations	—	6,505	1,228	—	7,733
Other current liabilities	2,219	57,028	172,225	—	231,472
Intercompany payable (receivable)	(1,836,254)	(600,773)	2,437,027	—	—
Total current liabilities	(1,834,035)	(527,591)	2,653,570	—	291,944
Losses in subsidiary in excess of investment	507,643	971,457	—	(1,479,100)	—
Long-term debt and capital lease obligations, net	346,687	992,490	13,643	—	1,352,820
Long-term deferred revenue	—	—	22,296	—	22,296
Other long-term liabilities	—	7,310	28,135	—	35,445
Stockholders’ equity (deficit)	1,005,621	(675,724)	(803,276)	1,479,100	1,005,721
Total liabilities and stockholders’ equity (deficit)	$25,916	$767,942	$1,914,368	$—	$2,708,226

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$358,925	$—	$358,925
Costs and expenses:
Operating, selling, general and administrative	—	53,004	182,279	—	235,283
Depreciation, amortization and accretion	—	4,792	63,602	—	68,394
Corporate expense allocation	—	(57,796)	57,796	—	—
Total costs and expenses	—	—	303,677	—	303,677
Operating income	—	—	55,248	—	55,248
Interest expense, net	(7,678)	(12,012)	(1,787)	—	(21,477)
Interest expense allocation	7,678	12,012	(19,690)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	33,771	—	33,771
Income tax expense	—	14,030	409	—	14,439
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(14,030)	33,362	—	19,332
Equity in undistributed earnings of subsidiaries	19,332	33,362	—	(52,694)	—
Net income	$19,332	$19,332	$33,362	$(52,694)	$19,332

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$332,542	$—	$332,542
Costs and expenses:
Operating, selling, general and administrative	—	52,975	165,569	—	218,544
Depreciation, amortization and accretion	—	4,949	64,787	—	69,736
Corporate expense allocation	—	(57,924)	57,924	—	—
Total costs and expenses	—	—	288,280	—	288,280
Operating income	—	—	44,262	—	44,262
Interest expense, net	(7,257)	(10,664)	(3,908)	—	(21,829)
Interest expense allocation	7,257	10,664	(17,921)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	22,433	—	22,433
Income tax expense	—	9,489	325	—	9,814
Net income before equity in undistributed earnings of subsidiaries	—	(9,489)	22,108	—	12,619
Equity in undistributed earnings of subsidiaries	12,619	22,108	—	(34,727)	—
Net income	$12,619	$12,619	$22,108	$(34,727)	$12,619

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$19,332	$19,332	$33,362	$(52,694)	$19,332
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(8)	(8)	—	8	(8)
Other comprehensive income (loss), net of tax	(8)	(8)	—	8	(8)
Comprehensive income	$19,324	$19,324	$33,362	$(52,686)	$19,324

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$12,619	$12,619	$22,108	$(34,727)	$12,619
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging activities	519	519	—	(519)	519
Unrealized gain on available-for-sale securities	45	45	—	(45)	45
Other comprehensive income, net of tax	564	564	—	(564)	564
Comprehensive income	$13,183	$13,183	$22,108	$(35,291)	$13,183

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$19,332	$19,332	$33,362	$(52,694)	$19,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	4,792	63,602	—	68,394
Deferred income taxes	—	14,030	—	—	14,030
Intercompany and equity investment changes	(12,927)	(10,307)	(29,460)	52,694	—
Amortization of discount on debt and deferred debt issue costs and other	5,460	661	—	—	6,121
Stock-based compensation expense	—	—	8,128	—	8,128
Changes in operating assets and liabilities	2,219	(24,241)	378	—	(21,644)
Net cash provided by operating activities	14,084	4,267	76,010	—	94,361
Cash flows from investing activities:
Capital expenditures	—	(1,839)	(74,944)	—	(76,783)
Purchases of investments	—	(40,102)	—	—	(40,102)
Proceeds from sale of investments	—	36,474	—	—	36,474
Proceeds from sale of assets and other investing activities, net	—	1,097	(796)	—	301
Net cash used in investing activities	—	(4,370)	(75,740)	—	(80,110)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,565)	—	—	—	(2,565)
Purchases of treasury stock	(11,519)	—	—	—	(11,519)
Excess tax benefits from stock-based compensation	—	448	—	—	448
Payment of debt and capital lease obligations	—	(1,608)	(270)	—	(1,878)
Net cash used in financing activities	(14,084)	(1,160)	(270)	—	(15,514)
Increase (decrease) in cash and cash equivalents	—	(1,263)	—	—	(1,263)
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,543	$327,588	$—	$—	$352,131

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$12,619	$12,619	$22,108	$(34,727)	$12,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	4,949	64,787	—	69,736
Deferred income taxes	—	9,486	—	—	9,486
Intercompany and equity investment changes	(8,291)	(12,121)	(14,315)	34,727	—
Amortization of discount on debt and deferred debt issue costs and other	5,039	656	—	—	5,695
Stock-based compensation expense	—	—	7,448	—	7,448
Changes in operating assets and liabilities	2,219	(111)	(8,042)	—	(5,934)
Net cash provided by operating activities	11,586	15,478	71,986	—	99,050
Cash flows from investing activities:
Capital expenditures	—	(9,559)	(69,717)	—	(79,276)
Purchases of investments	—	(42,735)	—	—	(42,735)
Proceeds from sale of investments	—	43,286	—	—	43,286
Proceeds from sale of assets and other investing activities, net	—	385	(1,976)	—	(1,591)
Net cash used in investing activities	—	(8,623)	(71,693)	—	(80,316)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,727)	—	—	—	(2,727)
Purchases of treasury stock	(8,859)	—	—	—	(8,859)
Payment of debt and capital lease obligations	—	(1,562)	(293)	—	(1,855)
Net cash used in financing activities	(11,586)	(1,562)	(293)	—	(13,441)
Increase in cash and cash equivalents	—	5,293	—	—	5,293
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922
Cash and cash equivalents at end of period	$24,542	$337,673	$—	$—	$362,215

tw telecom inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information regarding the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.
In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2011.
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, future tax benefits and expense, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, building penetration plans, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, potential changes in certain accounting reserves and allowances and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report. In addition, actual results may differ from our expectations due among other things, to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn which may adversely affect our revenue growth or EBITDA, delays in launching new products that our customers desire, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs that may adversely affect the cost and availability of ILEC facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, Converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include, among others, enterprise organizations in the distribution, health care, finance, service and manufacturing industries, state, local and federal government entities, system integrators, and communications service providers, including ILECs, CLECs, wireless communications companies and cable companies.

tw telecom inc.

Through our subsidiaries, we serve 75 metropolitan markets that are connected by our regional fiber facilities and national IP backbone. As of March 31, 2012, our fiber network spanned approximately 28,000 route miles (including approximately 21,000 metropolitan route miles) connecting to 15,905 buildings served directly by our local fiber facilities. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet and IP VPN connections for customers.
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

•
Focusing our service offerings to deliver secure end-to-end solutions to our customers with a predictable, quality service experience, emphasizing business Ethernet and IP VPN services, Internet-based services and converged service offerings and developing our Intelligent Network and service capabilities, the initial phase of which were introduced in 2011, to meet the complex and evolving needs of our customers;

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
Our revenue is derived from business communications services, including data, high-speed Internet access, voice and network services. Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed.
Revenue Trends
Total Revenue
Our revenue has grown sequentially for the past 30 consecutive quarters through March 31, 2012, including throughout the latest recession. Our revenue growth is dependent upon selling services to new and existing customers, retaining revenue from existing customers through retention programs aimed at reducing disconnections, renewing customers’ contracts upon contract expiration and selling higher value services to existing customers to mitigate the impact of price reductions associated with contract renewals. Although our revenue grew throughout the recession, our annual rate of revenue growth declined in 2008 and 2009 over the respective prior years primarily due to impacts of the economic environment that resulted in lower demand, disconnections and repricing of expiring customer contracts to current market levels upon renewal, among other factors. This trend began to change in 2010. In the year ended December 31, 2010, our revenue grew 5.1% over the prior year, representing an increase over the year-over-year growth rate of 4.5% for the year ended December 31, 2009. In the year ended December 31, 2011, our year-over-year revenue growth rate increased to 7.4%. In the three months ended March 31, 2012, our year-over-year revenue growth rate continued to expand to 7.9%, compared to a 6.9% year-over-year growth rate for the three months ended March 31, 2011. These higher year-over-year growth rates since 2010 were primarily due to higher demand, lower revenue churn and an increase in certain taxes and fees. We also believe that our newer and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to these higher growth rates.
Revenue from data and Internet, network and the majority of our voice services is generally billed in advance on a monthly fixed-rate basis and recognized over the period the services are provided. Revenue from the majority of intercarrier compensation and certain components of voice services, such as long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage; therefore, we use estimates to recognize revenue in the period earned. Due to the tw telecom inc.

time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control, there is often a time lag between the time that a sale, or “booking” (i.e., signed contract) is made, and the time revenue commences. Our installation intervals are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between one month for single-site, less complex services to 6 to 12 months or longer for the more complex solutions.
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 39 consecutive quarters through March 31, 2012 and increased 11% for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services and an increase in certain taxes and fees. Revenue from our enterprise customers represented at least 75% of our total revenue for the past 12 consecutive quarters through March 31, 2012. We expect our future revenue growth to come primarily from our enterprise customer base and to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our enhanced service capabilities, especially the Intelligent Network capabilities that provide customers with detailed performance information about their services and are planned to enable customers to dynamically increase their bandwidth real time to meet their network demands, will be unique capabilities that we believe will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations.
Carrier Customer Revenue
Our carrier revenue base, which has been relatively stable, represented 22% of total revenue for eight consecutive quarters through March 31, 2011, declined to 21% of total revenue in the three months ended June 30, 2011 and further declined to 20% of total revenue in the subsequent quarters, including the three months ended March 31, 2012 due to the higher contribution from enterprise customer revenue. Carrier revenue decreased 2% for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to churn and repricing for contract renewals somewhat offset by installed sales of Ethernet services to wireline and wireless carriers to serve their end users’ needs. In the three months ended March 31, 2012, approximately 30% of carrier revenue was from wireless providers. Our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 3% of our total revenue for 11 consecutive quarters through the three months ended December 31, 2010 and declined to 2% of total revenue in the subsequent quarters, including the three months ended March 31, 2012. Intercarrier compensation revenue is expected to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. As a result of a November 2011 FCC order, we believe approximately half of this revenue will be eliminated over a six year period ending July 2018 and expect approximately $2.0 million of this reduction in the second half of 2012. We are evaluating the impact of an additional order issued by the FCC in late April clarifying the switched access rate for intrastate originating VoIP; however, we do not expect that any potential revenue reduction resulting from the order would be material. Intercarrier compensation revenue also may fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and customer cost cutting, business contractions, financial difficulties and consolidation, among other reasons. Beginning in late 2007 and continuing through 2009, disconnections increased, we believe due to the economic downturn, resulting in average monthly revenue churn of 1.2% and 1.3% in the years ended December 31, 2008 and 2009, tw telecom inc.

respectively. Revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% for the year ended December 31, 2011. We believe that this improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. Revenue churn for the three months ended March 31, 2012 increased to 1.1%, primarily driven by our carrier customer base and largely attributable to one large carrier customer that disconnected two high capacity services late in the quarter. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% of monthly revenue for the three months ended March 31, 2012 and the years ended December 31, 2011, and 2010 and 0.3% for the years ended December 31, 2009 and 2008. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 1.0% for the three months ended March 31, 2012 compared with 1.0%, 1.1%, 1.3% and 1.4% for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. The majority of this churn came from our smaller customers, which we expect to continue.
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
Expenses and Modified EBITDA Trends
Pricing of Special Access Services
We provide special access services to customers over our own fiber facilities in competition with ILECs, and we also purchase special access and other services primarily from ILECs to extend the reach of our network. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the FCC should modify its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases. The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action.
If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins are pressured.
In addition, the FCC has granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by the ILECs as special access with the result that prices we would pay for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer price regulated and could increase. We continue to pursue and implement commercial arrangements with the ILECs and cable companies for these services on acceptable terms and conditions. One such agreement is a wholesale service agreement with a large ILEC for tariffed special access and other services for end-user access that was intended to stabilize the prices we pay for these services. However, since mid-2010, costs for some special access services subject to this agreement and those we buy from other significant ILEC suppliers of special access service have trended up. Expiration of the wholesale agreement without a new, similar agreement to replace it, could result in additional increases to our switched access costs, which could be material.

tw telecom inc.

Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue for the three months ended March 31, 2012, consistent with the years ended December 31, 2011, 2010 and 2009. We cannot assure that we will be able to continue to maintain bad debt expense at this low level.
Growth Initiatives and Modified EBITDA Trends
We have undertaken a number of initiatives to increase revenue growth, margins and cash flow that require both capital and operating investments. These operating investments during 2010 and 2011 included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support growing sales volumes and customer installations, support new product roll-outs and design and implement platforms for our network and services, some of which must be incurred in advance of anticipated revenue. Our capital spending investments during 2010 and 2011 were to fund new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, incremental success-based expenditures to support higher sales, including sales to wireless providers, strategic fiber expansions and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. In the past two fiscal years our fiber connected buildings increased by nearly one-third as a result of success-based opportunities to extend our network into buildings in connection with specific customer sales. Because we believe this added capacity provides for new sales opportunities with high contribution margins, we plan to increase our focus on additional sales within those fiber connected buildings through adjustments to our sales compensation incentives and promotions in 2012. We cannot predict whether these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.
Our Modified EBITDA (see Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA) has increased sequentially for 20 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 8.5% in the three months ended March 31, 2012, and 7.4%, 6.2% and 9.4% in the years ended December 31, 2011, 2010 and 2009, respectively, each compared to the respective period in the prior year. Modified EBITDA margin was 36.7% for the three months ended March 31, 2012, and 36.4%, 36.4% and 36.0% for the years ended December 31, 2011, 2010 and 2009, respectively. These margins include the absorption of higher costs associated with the expansion of our employee base for sales, sales support, IT and technical personnel, increases in access costs due to higher prices and increased volume and increases in revenue and expenses for certain taxes and fees that are reported on a gross versus net basis (see “Revenue” in Note 1 to the unaudited interim condensed consolidated financial statements). We believe that margin expansion will come from increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions, other network expansions and overall growth in our recurring revenue base. In addition, our continued cost efficiency efforts are also intended to contribute to our overall margins. This revenue and margin growth may be impacted by, among other risks, competitive pressures, higher employee costs, higher special access, fuel and energy costs and any future inflationary pressures.
Seasonality and Fluctuations
Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year has been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue are frequently impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In the first quarter of 2011, we did not experience the seasonal slowing of revenue that we have historically experienced. In the first quarter of 2012, our revenue reflected the impact from seasonally lower sales in the fourth quarter offset with increased taxes and fees related to ongoing revenue as well as increased tax rates. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results. Our expenses are also impacted in the first quarter by the resetting of payroll taxes.
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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

tw telecom inc.

Results of Operations
The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our unaudited interim condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended March 31,
	2012		2011
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$176,851	49%	$152,187	46%
Voice services	89,621	25	83,024	25
Network services	84,804	24	89,511	27
Intercarrier compensation	7,649	2	7,820	2
Total revenue	358,925	100	332,542	100
Costs and expenses (2):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (2)	149,193	42	139,729	42
Selling, general and administrative (2)	86,090	24	78,815	24
Depreciation, amortization and accretion	68,394	19	69,736	21
Total costs and expenses	303,677	85	288,280	87
Operating income	55,248	15	44,262	13
Interest expense	(21,581)	(6)	(21,972)	(7)
Interest income	104	—	143	—
Income before income taxes	33,771	9	22,433	7
Income tax expense	14,439	4	9,814	(3)
Net income	$19,332	5%	$12,619	4%
Net income per share, basic	$0.13		$0.08
Net income per share, dilulted	$0.13		$0.08
Weighted average shares outstanding, basic	146,967		147,565
Weighted average shares outstanding, diluted	149,090		149,694
Modified EBITDA and Modified EBITDA margin (1)(3)(4)	$131,770	37%	$121,446	37%
Net cash provided by operating activities	$94,361		$99,050
Net cash used in investing activities	$(80,110)		$(80,316)
Net cash used in financing activities	$(15,514)		$(13,441)

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $19.7 million and $15.1 million for the three months ended March 31, 2012 and 2011, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

(2)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Operating	$500	$588
Selling, general and administrative	$7,628	$6,860

tw telecom inc.

(3)
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

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Net income	$19,332	$12,619
Income tax expense	14,439	9,814
Interest income	(104)	(143)
Interest expense	21,581	21,972
Depreciation, amortization, and accretion	68,394	69,736
Non-cash stock-based compensation	8,128	7,448
Modified EBITDA	$131,770	$121,446

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Net cash provided by operations	$94,361	$99,050
Income tax expense	14,439	9,814
Deferred income taxes	(14,030)	(9,486)
Interest income	(104)	(143)
Interest expense	21,581	21,972
Discount on debt, amortization of deferred debt issue costs and other	(6,121)	(5,695)
Changes in operating assets and liabilities	21,644	5,934
Modified EBITDA	$131,770	$121,446

(4)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Revenue. Total revenue increased $26.4 million, or 8%, to $358.9 million for the three months ended March 31, 2012, from $332.5 million for the comparable period in 2011. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.
Data and Internet services revenue increased $24.7 million, or 16%, to $176.9 million for the three months ended March 31, 2012, from $152.2 million for the comparable period in 2011. The increase in data and Internet services revenue primarily resulted from installed sales of Ethernet and VPN-based products and other services to enterprise customers somewhat offset by customer disconnections.
Voice services revenue increased $6.6 million, or 8%, to $89.6 million for the three months ended March 31, 2012 from $83.0 million for the comparable period in 2011. The increase in voice services revenue resulted primarily from installed sales of converged and other voice services and more than half as the result of an increase in both the rate and volume of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by customer disconnections. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended March 31, 2012 and 2011.
Network services revenue decreased $4.7 million, or 5%, to $84.8 million for the three months ended March 31, 2012, compared to $89.5 million for the comparable period in 2011. The decrease resulted primarily from customer disconnections and re-pricing of renewed customer contracts at lower rates largely in transport services, partially offset by growth in high capacity and collocation services.
Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $9.5 million, or 7%, to $149.2 million for the three months ended March 31, 2012, from $139.7 million for the comparable period in 2011. The increase in operating expenses was primarily due to higher network access costs and an increase in certain taxes and fees resulting from revenue growth. Operating expenses represented 42% of total revenue for both the three months ended March 31, 2012 and 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative and legal functions. Selling, general and administrative expenses increased by $7.3 million, or 9%, to $86.1 million for the three months ended March 31, 2012, from $78.8 million for the comparable period in 2011. The increase was primarily due to higher employee costs resulting from incentive-based compensation due to increased customer installations of service, annual merit-based salary increases and non-cash stock-based compensation expense, as well as property taxes, regulatory fees and bad debt expense. Selling, general and administrative expenses represented 24% of total revenue for both the three months ended March 31, 2012 and 2011.
Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense decreased $1.3 million, or 2%, to $68.4 million for the three months ended March 31, 2012, from $69.7 million for the comparable period in 2011. The decrease was attributable to fully depreciated assets and gain on disposal of assets partially offset by additions to property, plant and equipment made during 2011 and 2012.
Interest Expense. Interest expense decreased $0.4 million, or 2%, to $21.6 million for the three months ended March 31, 2012, from $22.0 million for the comparable period in 2011. The decrease is primarily due to lower effective interest rates on our variable rate Term Loan as a result of expiration of an interest rate swap agreement partially offset by an increase in non-cash interest expense associated with our Convertible Debentures.
Income before Income Taxes. Income before income taxes was $33.8 million for the three months ended March 31, 2012 compared to $22.4 million for the comparable period in 2011. The increase in income before income taxes of $11.3 million, or 51%, resulted primarily from higher Modified EBITDA and lower depreciation, amortization and accretion expense slightly offset by an increase in non-cash stock-based compensation expense.
Income Tax Expense. Income tax expense was $14.4 million for the three months ended March 31, 2012, compared to $9.8 million in the comparable period in 2011 resulting from higher income before income taxes. Our effective tax rate in the year ended December 31, 2011 was 42%. We expect our 2012 effective tax rate to be similar to 2011.

tw telecom inc.

Net Income and Modified EBITDA. Net income was $19.3 million, or $0.13 earnings per share, for the three months ended March 31, 2012 compared to $12.6 million, or $0.08 earnings per share, for the comparable period in 2011. The increase in net income of $6.7 million, or 53%, resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. Modified EBITDA increased $10.3 million to $131.8 million, or 37% of total revenue, for the three months ended March 31, 2012, from $121.4 million, or 37% of total revenue, for the comparable period in 2011. The increase in Modified EBITDA was primarily the result of revenue growth partially offset by an increase in costs as discussed above. For the three months ended March 31, 2012 and 2011, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements along with cash on hand. See Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.

Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used funds to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. Beginning in 2010, we also used cash to repurchase our common stock and may continue to do so in the future. In November 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $20.1 million was repurchased as of March 31, 2012. We may also use cash on hand in the future to repay current debt maturities or to satisfy debt repurchase obligations. Approximately $101 million in principal amount of our outstanding Term Loan matures in January 2013. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. See "Possible Future Uses of Cash" below.
At March 31, 2012, we had approximately $1.4 billion of total debt and capital lease obligations and $486.7 million of cash, cash equivalents and short-term investments compared to approximately $1.4 billion of total debt and capital lease obligations and $484.9 million of cash, cash equivalents and short-term investments at December 31, 2011. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $4.0 million from December 31, 2011 primarily due to an increase in our total debt resulting from accretion of the discount on our Convertible Debentures and capital lease additions somewhat offset by principal payments on our Term Loan.
Working capital, defined as current assets less current liabilities, was $294.3 million as of March 31, 2012, a decrease of $77.2 million from December 31, 2011. Our working capital ratio, defined as current assets divided by current liabilities, was 1.80 as of March 31, 2012 compared to 2.27 as of December 31, 2011. The decrease in working capital is primarily a result of an increase of approximately $102 million in the current portion of long-term debt for the January 2013 tranche of our Term Loan.
Cash Flow Activity
Cash and cash equivalents were $352.1 million and $362.2 million as of March 31, 2012 and 2011, respectively. In addition, we had investments of $134.5 million and $117.5 million as of March 31, 2012 and 2011, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Cash provided by operating activities	$94,361	$99,050
Cash used in investing activities	(80,110)	(80,316)
Cash used in financing activities	(15,514)	(13,441)
Increase in cash and cash equivalents	$(1,263)	$5,293

tw telecom inc.

Operations. Cash provided by operating activities was $94.4 million for the three months ended March 31, 2012 compared to $99.1 million for the same period in 2011. This decrease in cash provided by operating activities primarily related to changes in working capital that are largely due to the timing of payments to vendors and collection of receivables somewhat offset by higher Modified EBITDA.
Investing. Cash used in investing activities was $80.1 million for the three months ended March 31, 2012 compared to $80.3 million for the same period in 2011, primarily a result of a decrease in cash used for capital expenditures offset by a net increase in cash used for the purchase and sale of investments in 2012. Our balances of cash, cash equivalents and investments shift over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the three months ended March 31, 2012 was $76.8 million, the majority of which was for success-based spending initiatives (see “Capital Expenditures and Requirements” below), compared to $79.3 million for the three months ended March 31, 2011.
Financing. Cash used in financing activities was $15.5 million for the three months ended March 31, 2012, primarily consisting of repurchases of $11.5 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $9.9 million, payments of $1.9 million on the Term Loan and capital lease obligations partially offset by proceeds of $7.4 million from exercises of stock options. Cash used in financing activities was $13.4 million for the three months ended March 31, 2011, primarily consisting of repurchases of $8.9 million of our common stock and withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $5.3 million partially offset by proceeds of $2.5 million from exercises of stock options.
As of March 31, 2012, we had the following indebtedness outstanding or available:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,744	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	466,713	16,335
Term Loan, Eurodollar rate + 1.75%-2.0% due 2013 (3)	101,787	2,036
Undrawn $80 million Revolver expires 2014	—	—

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

(2)	The aggregate annual interest payments are based on the effective interest rate of 3.50% at March 31, 2012.

(3)
As of March 31, 2012, a spread of 1.75% over the applicable Eurodollar rate was in effect. The aggregate annual interest payments are based on the effective interest rate of 2.00% at March 31, 2012. This tranche of the Term Loan is due January 6, 2013.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of March 31, 2012. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c
The Term Loan matures in two separate tranches: As of March 31, 2012, approximately $466.7 million matures in December 2016 and approximately $101.8 million matures in January 2013. Such principal amounts are reduced by quarterly principal payments over the respective terms of the two tranches.

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

Capital Expenditures and Requirements
Our total capital expenditures were $79.1 million for the three months ended March 31, 2012 compared to $79.3 million for the same period in 2011, with the majority of capital expenditures in each period for success-based initiatives. In each of the years ended 2005 through 2011, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that were directly linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures fluctuate as our volume of sales and service installations increases or decreases.

For the full year 2012, we expect total capital expenditures of approximately $345 million to $355 million (see “Capital Resources” below for discussion of anticipated funding sources), the majority of which we expect to be for new sales opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

tw telecom inc.

Capital Resources
Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand, including cash equivalents, investments, and borrowing capacity under our undrawn Revolver, to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. We believe that as of March 31, 2012, the extension of a significant portion of our Term Loan from January 2013 to December 2016, the replacement of our 2014 Notes with the 2018 Notes, the absence of financial maintenance covenants in our Term Loan, $352.1 million in cash and cash equivalents, $134.5 million in short-term investments and an $80 million undrawn Revolver, provide us flexibility to make investments that we deem appropriate for ongoing operations. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, an acceleration of customer disconnections, an inability to refinance the current portion of our Term Loan, or other adverse factors or if we make acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future.
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

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the Revolver and Term Loan agreements also may constitute an event of default under the indenture for the 2018 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the Revolver agreement. We are required to offer to prepay the 2018 Notes and the Term Loans on an individual basis if a change of control and a debt rating decline occurs as defined in the indenture for the 2018 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of March 31, 2012, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Other risks, such as a rating downgrade on our debt, could further impact our potential access to financing sources.
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

tw telecom inc.

Possible Future Uses of Cash. Our financial performance and cash, cash equivalent and short-term investments of $486.7 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace or prepay all or a portion of our Term Loan and Revolver or may seek to refinance or otherwise replace our Convertible Debentures. We are evaluating various options for refinancing the $101.0 million of our Term Loan that matures in January 2013 and could use cash to pay or prepay that indebtedness in whole or in part. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. Further, in order to avoid the early maturity of the Revolver if it is drawn, we must demonstrate to our revolving lenders that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we have a minimum of $225 million in cash and equivalents after giving effect to the repurchase and meet certain other conditions, which we met as of March 31, 2012, and do not use the Revolver proceeds for this purpose.
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $20.1 million was repurchased as of March 31, 2012. This authorization does not have an expiration date, but can be withdrawn by the Board of Directors at any time. See Part II, Item 2, “Unregistered Shares of Equity Securities and Use of Proceeds” for repurchases during the three months ended March 31, 2012. Our Revolver permits repurchases of our common stock up to $150 million annually in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes, including dividend payments, and meet certain other conditions, which conditions we met as of March 31, 2012. Up to $50 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is also more restrictive than our other debt agreements. We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.
Risk Management. As of March 31, 2012, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, commercial paper, debt securities issued by the U.S. Treasury and other U.S. government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.

tw telecom inc.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2012 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2012, we completed the implementation of our enterprise resource planning ("ERP") system which is expected to improve efficiencies in our capital management, supply chain and financial transaction processes. The controls associated with the implementation were tested for design and operating effectiveness and were evaluated as being appropriate and effective. Other than the implementation of our ERP system, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents our purchases of equity securities reportable during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2012	285,176	(1)	$20.33	—	$291,353,668
February 1 - February 29, 2012	37,354	(1)	21.68	—	291,353,668
March 1 - March 31, 2012	520,798		21.96	520,798	279,919,525
Total	843,328			520,798

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

(2)
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of March 31, 2012, approximately $279.9 million remained available under the authorization.

tw telecom inc.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: May 4, 2012	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –
Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –
Amendment and Restatement Agreement (including Amended and Restated Credit Agreement), dated as of December 2, 2010, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the Consenting Lenders and Wells Fargo Bank, National Association, as administrative and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2010)*

4.3 –
First Amendment to Amended and Restated Credit Agreement dated as of November 9, 2011, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, each Revolving Lender party thereto and Wells Fargo Bank, National Association, as administrative agent.*

4.4 –
Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –
Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.6 –
First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

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