Form 10-Q
period 2012-06-30
tw telecom inc.
filed 2012-08-07
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2012 was 151,046,091 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$387,678	$353,394
Investments	144,021	131,525
Receivables, less allowances of $7,521 and $8,192, respectively	100,908	96,182
Prepaid expenses and other current assets	19,929	17,340
Deferred income taxes	65,008	65,008
Total current assets	717,544	663,449
Property, plant and equipment	4,116,329	4,026,134
Less accumulated depreciation	(2,662,794)	(2,598,922)
	1,453,535	1,427,212
Deferred income taxes	136,988	162,535
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	14,928	17,742
Other assets, net	22,862	24,594
Total assets	$2,758,551	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,433	$52,739
Deferred revenue	43,856	42,253
Accrued taxes, franchise and other fees	65,274	66,880
Accrued interest	13,914	13,934
Accrued payroll and benefits	40,730	44,284
Accrued carrier costs	24,022	32,760
Current portion debt and capital lease obligations	465,398	7,733
Other current liabilities	29,110	31,361
Total current liabilities	739,737	291,944
Long-term debt and capital lease obligations, net	904,414	1,352,820
Long-term deferred revenue	24,629	22,296
Other long-term liabilities	36,046	35,445
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,829,003	1,823,856
Treasury stock, 987 and 2,909 shares, at cost, respectively	(18,585)	(53,156)
Accumulated deficit	(758,172)	(766,518)
Accumulated other comprehensive (loss) income	(41)	19
Total stockholders’ equity	1,053,725	1,005,721
Total liabilities and stockholders’ equity	$2,758,551	$2,708,226
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$182,480	$158,168	$359,331	$310,355
Voice services	91,008	83,636	180,629	166,660
Network services	83,009	88,898	167,813	178,409
Intercarrier compensation	8,006	7,684	15,655	15,504
Total revenue	364,503	338,386	723,428	670,928
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	152,986	141,251	302,179	280,980
Selling, general and administrative	84,580	80,784	170,670	159,599
Depreciation, amortization and accretion	70,469	70,081	138,863	139,817
Total costs and expenses	308,035	292,116	611,712	580,396
Operating income	56,468	46,270	111,716	90,532
Interest expense	(21,860)	(21,845)	(43,441)	(43,817)
Interest income	93	174	197	317
Income before income taxes	34,701	24,599	68,472	47,032
Income tax expense	15,382	10,292	29,821	20,106
Net income	$19,319	$14,307	$38,651	$26,926
Earnings per share:
Basic	$0.13	$0.09	$0.26	$0.18
Diluted	$0.13	$0.09	$0.25	$0.18
Weighted average shares outstanding:
Basic	147,497	147,939	147,232	147,753
Diluted	149,532	150,395	149,398	150,055

(a) Includes non-cash stock-based employee compensation expense (Note 7):

Operating	$455	$584	$955	$1,172
Selling, general and administrative	$6,594	$6,249	$14,222	$13,109

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net income	$19,319	$14,307	$38,651	$26,926
Other comprehensive (loss) income, net of tax:
Unrealized gain on cash flow hedging activities	—	494	—	1,013
Unrealized (loss) gain on available-for-sale securities	(52)	(1)	(60)	44
Other comprehensive (loss) income, net of tax	(52)	493	(60)	1,057
Comprehensive income	$19,267	$14,800	$38,591	$27,983

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
Cash flows from operating activities:
Net income	$38,651	$26,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	138,863	139,817
Deferred income taxes	28,977	19,357
Stock-based compensation expense	15,177	14,281
Amortization of discount on debt and deferred debt issue costs and other	12,367	11,487
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(5,651)	(5,821)
Accounts payable, deferred revenue and other liabilities	(19,785)	9,811
Net cash provided by operating activities	208,599	215,858
Cash flows from investing activities:
Capital expenditures	(157,575)	(169,603)
Purchases of investments	(119,813)	(97,739)
Proceeds from sale of investments	106,053	85,163
Proceeds from sale of assets and other investing activities, net	5,707	(10)
Net cash used in investing activities	(165,628)	(182,189)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	15,784	12,848
Taxes paid related to net share settlement of equity awards	(9,956)	(5,329)
Purchases of treasury stock	(11,519)	(15,388)
Excess tax benefits from stock-based compensation	716	—
Payment of debt and capital lease obligations	(3,712)	(3,491)
Net cash used in financing activities	(8,687)	(11,360)
Increase in cash and cash equivalents	34,284	22,309
Cash and cash equivalents at beginning of period	353,394	356,922
Cash and cash equivalents at end of period	$387,678	$379,231
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,850	$34,517
Cash paid for income taxes, net of refunds	$5,058	$2,438
Addition of capital lease obligation	$2,326	$534
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2012
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2011	151,953	$1,520	(2,909)	$(53,156)	$1,823,856	$(766,518)	$19	$1,005,721
Net income	—	—	—	—	—	38,651	—	38,651
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)
Excess tax benefits (shortfalls) from stock-based compensation	—	—	—	—	(73)	—	—	(73)
Purchases of treasury stock	—	—	(521)	(11,519)	—	—	—	(11,519)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,263	23,015	(12,612)	(4,575)	—	5,828
Stock-based compensation	—	—	1,180	23,075	17,832	(25,730)	—	15,177
Balance at June 30, 2012	151,953	$1,520	(987)	$(18,585)	$1,829,003	$(758,172)	$(41)	$1,053,725
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
Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity is required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard update in the three months ended March 31, 2012. This update affected presentation and disclosure, but did not affect the Company’s consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued an accounting standard update intended to simplify goodwill impairment testing. Entities have the option to perform a qualitative assessment on goodwill impairment to determine if a quantitative assessment is necessary. The accounting standard update is effective for fiscal years beginning after December 15, 2011. The Company adopted the new guidance effective January 1, 2012. This update affects testing steps only, and therefore adoption will not affect the Company’s consolidated financial position, results of operations or cash flows.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Network services are point-to-point services that transmit voice, data and images using state-of-the-art fiber optics, and collocation services that provide secure space with controlled climate and power where customers can locate their equipment to connect to the Company’s network in facilities equipped for enterprise information technology environmental requirements.

•
Converged services fully integrate a combination of certain communication applications including IP VPN, voice, Internet, security and managed router service into a single managed IP solution. The various components of converged services are classified into the pertinent service categories in the condensed consolidated statements of operations.

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
The Company’s customers include, among others, enterprise organizations in the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, public sector entities, system integrators, and communication service providers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $19.8 million and $15.3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $39.5 million and $30.4 million for the six months ended June 30, 2012 and 2011, respectively.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 19% of the Company’s total revenue in each of the six months ended June 30, 2012 and 2011. No customer accounted for 10% or more of total revenue for the six months ended June 30, 2012 or 2011. The Company’s largest customer (AT&T Inc., a carrier) represented 4% of the Company’s total revenue in each of the three and six months ended June 30, 2012 and 2011.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands, except per share amounts)
Numerator
Net income	$19,319	$14,307	$38,651	$26,926
Allocation of net income to unvested restricted stock awards	(404)	(274)	(808)	(497)
Net income allocated to common stockholders, basic	$18,915	$14,033	$37,843	$26,429
Net income allocated to common stockholders, diluted	$18,915	$14,033	$37,843	$26,429
Denominator
Basic weighted average shares outstanding	147,497	147,939	147,232	147,753
Dilutive potential common shares:
Stock options	1,566	1,924	1,544	1,726
Unvested restricted stock units	469	532	622	576
Diluted weighted average shares outstanding	149,532	150,395	149,398	150,055
Basic earnings per share	$0.13	$0.09	$0.26	$0.18
Diluted earnings per share	$0.13	$0.09	$0.25	$0.18

Options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Senior Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 23.9 million shares and 24.6 million shares for the three months ended June 30, 2012 and 2011, respectively, and 23.9 million shares and 25.7 million shares for the six months ended June 30, 2012 and 2011, respectively.
3. Investments
The Company’s investments at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$294,735	$291,746
Commercial paper	14,990	8,497
Debt securities issued by the U.S. Treasury	12,999	—
Certificates of deposit	—	5,201
International government securities	—	1,401
Total cash equivalents	322,724	306,845
Investments:
Corporate debt securities	72,268	99,132
Debt securities issued by the U.S. Treasury	37,728	3,008
Debt securities issued by U.S. Government agencies	34,025	27,885
Commercial paper	—	1,500
Total investments	144,021	131,525
Total cash equivalents and investments	$466,745	$438,370

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At June 30, 2012 and December 31, 2011, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $69.6 million and $41.9 million during the three months ended June 30, 2012 and 2011, respectively, and $106.1 million and $85.2 million during the six months ended June 30, 2012 and 2011, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three and six months ended June 30, 2012 or 2011.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(amounts in thousands)
Term Loan B - January 2013 tranche, due 2013	$101,518	$102,055
Term Loan B - extended tranche, due 2016	465,482	467,946
8% Senior Notes, due 2018	430,000	430,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	373,744	373,744
Capital lease obligations	17,837	16,251
Total obligations	1,388,581	1,389,996
Unamortized discounts	(18,769)	(29,443)
Current portion	(465,398)	(7,733)
Total long-term debt and capital lease obligations	$904,414	$1,352,820

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

As of June 30, 2012, tw telecom inc. and its wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), were in compliance with all of their debt covenants.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
There were no unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive (loss) income at June 30, 2012 or December 31, 2011. The effect of the interest rate swap on the condensed consolidated statements of operations was as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands)
Loss recognized in other comprehensive (loss) income (effective portion)	$—	$(53)	$—	$(106)
Loss reclassified from accumulated other comprehensive (loss) income into interest expense (effective portion)	$—	$(691)	$—	$(1,365)
Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
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

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at June 30, 2012 and December 31, 2011.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	Fair Value Measurements At June 30, 2012			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$294,735	$—	$—	$294,735
Commercial paper	—	14,990	—	14,990
Debt securities issued by the U.S. Treasury	—	12,999	—	12,999
Investments included in cash and cash equivalents	294,735	27,989	—	322,724
Corporate debt securities	—	72,268	—	72,268
Debt securities issued by the U.S. Treasury	—	37,728	—	37,728
Debt securities issued by U.S. Government agencies	—	34,025	—	34,025
Short-term investments	—	144,021	—	144,021
Total assets	$294,735	$172,010	$—	$466,745

	Fair Value Measurements At December 31, 2011			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$291,746	$—	$—	$291,746
Commercial paper	—	8,497	—	8,497
Certificates of deposit	—	5,201	—	5,201
International government securities	—	1,401	—	1,401
Investments included in cash and cash equivalents	291,746	15,099	—	306,845
Corporate debt securities	—	99,132	—	99,132
Debt securities issued by U.S. Government agencies	—	27,885	—	27,885
Debt securities issued by the U.S. Treasury	—	3,008	—	3,008
Commercial paper	—	1,500	—	1,500
Short-term investments	—	131,525	—	131,525
Total assets	$291,746	$146,624	$—	$438,370
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B - January 2013 tranche	$101,518	$101,265	$102,055	$101,673
Term Loan B - Extended tranche, due 2016	465,482	464,318	467,946	464,435
8% Senior Notes, net of discount	427,808	470,850	427,614	460,100
2 3/8% Convertible Senior Debentures, net of discount	357,167	513,898	346,687	444,288
Total debt	$1,351,975	$1,550,331	$1,344,302	$1,470,496

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Stock-Based Compensation
During the six months ended June 30, 2012, the Company granted restricted stock awards and restricted stock units with respect to 1.8 million shares and no stock options. As of June 30, 2012, the Company had 4.6 million restricted stock awards and restricted stock units that were unvested and 5.4 million options outstanding, of which 4.7 million were exercisable.
As of June 30, 2012, there was $66.7 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years, and $2.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.0 years.
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
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2012 and 2011, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$363,135	$—	$—	$387,678
Investments	—	144,021	—	—	144,021
Receivables, net	—	—	100,908	—	100,908
Prepaid expenses and other current assets	—	12,284	7,645	—	19,929
Deferred income taxes	—	64,988	20	—	65,008
Total current assets	24,543	584,428	108,573	—	717,544
Property, plant and equipment, net	—	50,009	1,403,526	—	1,453,535
Deferred income taxes	—	136,503	485	—	136,988
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	824	12,530	24,436	—	37,790
Total assets	$25,367	$783,470	$1,949,714	$—	$2,758,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,620	$52,813	$—	$57,433
Current portion debt and capital lease obligations	357,167	106,964	1,267	—	465,398
Other current liabilities	2,219	57,635	157,052	—	216,906
Intercompany payable (receivable)	(1,840,984)	(564,066)	2,405,050	—	—
Total current liabilities	(1,481,598)	(394,847)	2,616,182	—	739,737
Losses in subsidiary in excess of investment	453,267	919,613	—	(1,372,880)	—
Long-term debt and capital lease obligations, net	—	888,994	15,420	—	904,414
Long-term deferred revenue	—	—	24,629	—	24,629
Other long-term liabilities	—	6,916	29,130	—	36,046
Stockholders’ equity (deficit)	1,053,698	(637,206)	(735,647)	1,372,880	1,053,725
Total liabilities and stockholders’ equity	$25,367	$783,470	$1,949,714	$—	$2,758,551

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$328,851	$—	$—	$353,394
Investments	—	131,525	—	—	131,525
Receivables, net	—	—	96,182	—	96,182
Prepaid expenses and other current assets	—	10,521	6,819	—	17,340
Deferred income taxes	—	64,988	20	—	65,008
Total current assets	24,543	535,885	103,021	—	663,449
Property, plant and equipment, net	—	56,720	1,370,492	—	1,427,212
Deferred income taxes	—	162,050	485	—	162,535
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,373	13,287	27,676	—	42,336
Total assets	$25,916	$767,942	$1,914,368	$—	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$9,649	$43,090	$—	$52,739
Current portion debt and capital lease obligations	—	6,505	1,228	—	7,733
Other current liabilities	2,219	57,028	172,225	—	231,472
Intercompany payable (receivable)	(1,836,254)	(600,773)	2,437,027	—	—
Total current liabilities	(1,834,035)	(527,591)	2,653,570	—	291,944
Losses in subsidiary in excess of investment	507,643	971,457	—	(1,479,100)	—
Long-term debt and capital lease obligations, net	346,687	992,490	13,643	—	1,352,820
Long-term deferred revenue	—	—	22,296	—	22,296
Other long-term liabilities	—	7,310	28,135	—	35,445
Stockholders’ equity (deficit)	1,005,621	(675,724)	(803,276)	1,479,100	1,005,721
Total liabilities and stockholders’ equity	$25,916	$767,942	$1,914,368	$—	$2,708,226

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$364,503	$—	$364,503
Costs and expenses:
Operating, selling, general and administrative	—	52,422	185,144	—	237,566
Depreciation, amortization and accretion	—	6,677	63,792	—	70,469
Corporate expense allocation	—	(59,099)	59,099	—	—
Total costs and expenses	—	—	308,035	—	308,035
Operating income	—	—	56,468	—	56,468
Interest expense, net	(7,789)	(12,075)	(1,903)	—	(21,767)
Interest expense allocation	7,789	12,075	(19,864)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	34,701	—	34,701
Income tax expense	—	14,947	435	—	15,382
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(14,947)	34,266	—	19,319
Equity in undistributed earnings of subsidiaries	19,319	34,266	—	(53,585)	—
Net income	$19,319	$19,319	$34,266	$(53,585)	$19,319

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$338,386	$—	$338,386
Costs and expenses:
Operating, selling, general and administrative	—	56,245	165,790	—	222,035
Depreciation, amortization and accretion	—	5,554	64,527	—	70,081
Corporate expense allocation	—	(61,799)	61,799	—	—
Total costs and expenses	—	—	292,116	—	292,116
Operating income	—	—	46,270	—	46,270
Interest expense, net	(7,359)	(10,617)	(3,695)	—	(21,671)
Interest expense allocation	7,359	10,617	(17,976)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	24,599	—	24,599
Income tax expense	—	9,871	421	—	10,292
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(9,871)	24,178	—	14,307
Equity in undistributed earnings of subsidiaries	14,307	24,178	—	(38,485)	—
Net income	$14,307	$14,307	$24,178	$(38,485)	$14,307

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$723,428	$—	$723,428
Costs and expenses:
Operating, selling, general and administrative	—	105,426	367,423	—	472,849
Depreciation, amortization and accretion	—	11,469	127,394	—	138,863
Corporate expense allocation	—	(116,895)	116,895	—	—
Total costs and expenses	—	—	611,712	—	611,712
Operating income	—	—	111,716	—	111,716
Interest expense, net	(15,467)	(24,087)	(3,690)	—	(43,244)
Interest expense allocation	15,467	24,087	(39,554)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	68,472	—	68,472
Income tax expense	—	28,977	844	—	29,821
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(28,977)	67,628	—	38,651
Equity in undistributed earnings of subsidiaries	38,651	67,628	—	(106,279)	—
Net income	$38,651	$38,651	$67,628	$(106,279)	$38,651

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$670,928	$—	$670,928
Costs and expenses:
Operating, selling, general and administrative	—	109,220	331,359	—	440,579
Depreciation, amortization and accretion	—	10,503	129,314	—	139,817
Corporate expense allocation	—	(119,723)	119,723	—	—
Total costs and expenses	—	—	580,396	—	580,396
Operating income	—	—	90,532	—	90,532
Interest expense, net	(14,616)	(21,281)	(7,603)	—	(43,500)
Interest expense allocation	14,616	21,281	(35,897)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	47,032	—	47,032
Income tax expense	—	19,360	746	—	20,106
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(19,360)	46,286	—	26,926
Equity in undistributed earnings of subsidiaries	26,926	46,286	—	(73,212)	—
Net income	$26,926	$26,926	$46,286	$(73,212)	$26,926

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$19,319	$19,319	$34,266	$(53,585)	$19,319
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(52)	(52)	—	52	(52)
Other comprehensive loss, net of tax	(52)	(52)	—	52	(52)
Comprehensive income	$19,267	$19,267	$34,266	$(53,533)	$19,267

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$14,307	$14,307	$24,178	$(38,485)	$14,307
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging activities	494	494	—	(494)	494
Unrealized loss on available-for-sale securities	(1)	(1)	—	1	(1)
Other comprehensive income, net of tax	493	493	—	(493)	493
Comprehensive income	$14,800	$14,800	$24,178	$(38,978)	$14,800

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six months ended June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$38,651	$38,651	$67,628	$(106,279)	$38,651
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(60)	(60)	—	60	(60)
Other comprehensive loss, net of tax	(60)	(60)	—	60	(60)
Comprehensive income	$38,591	$38,591	$67,628	$(106,219)	$38,591

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six months ended June 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$26,926	$26,926	$46,286	$(73,212)	$26,926
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging activities	1,013	1,013	—	(1,013)	1,013
Unrealized gain on available-for-sale securities	44	44	—	(44)	44
Other comprehensive income, net of tax	1,057	1,057	—	(1,057)	1,057
Comprehensive income	$27,983	$27,983	$46,286	$(74,269)	$27,983

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$38,651	$38,651	$67,628	$(106,279)	$38,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	11,469	127,394	—	138,863
Deferred income taxes	—	28,977	—	—	28,977
Intercompany and equity investment changes	(43,989)	(15,137)	(47,153)	106,279	—
Amortization of discount on debt and deferred debt issue costs and other	11,029	1,338	—	—	12,367
Stock-based compensation expense	—	—	15,177	—	15,177
Changes in operating assets and liabilities		(9,986)	(15,450)	—	(25,436)
Net cash provided by operating activities	5,691	55,312	147,596	—	208,599
Cash flows from investing activities:
Capital expenditures	—	(6,067)	(151,508)	—	(157,575)
Purchases of investments	—	(119,813)	—	—	(119,813)
Proceeds from sale of investments	—	106,053	—	—	106,053
Proceeds from sale of assets and other investing activities, net	—	1,310	4,397	—	5,707
Net cash used in investing activities	—	(18,517)	(147,111)	—	(165,628)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	5,828	—	—	—	5,828
Purchases of treasury stock	(11,519)	—	—	—	(11,519)
Excess tax benefits from stock-based compensation	—	716	—	—	716
Payment of debt and capital lease obligations	—	(3,227)	(485)	—	(3,712)
Net cash used in financing activities	(5,691)	(2,511)	(485)	—	(8,687)
Increase in cash and cash equivalents	—	34,284	—	—	34,284
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,543	$363,135	$—	$—	$387,678

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$26,926	$26,926	$46,286	$(73,212)	$26,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	10,503	129,314	—	139,817
Deferred income taxes	—	19,357	—	—	19,357
Intercompany and equity investment changes	(29,236)	(11,717)	(32,259)	73,212	—
Amortization of discount on debt and deferred debt issue costs and other	10,179	1,308	—	—	11,487
Stock-based compensation expense	—	—	14,281	—	14,281
Changes in operating assets and liabilities	—	8,224	(4,234)	—	3,990
Net cash provided by operating activities	7,869	54,601	153,388	—	215,858
Cash flows from investing activities:
Capital expenditures	—	(17,111)	(152,492)	—	(169,603)
Purchases of investments	—	(97,739)	—	—	(97,739)
Proceeds from sale of investments	—	85,163	—	—	85,163
Proceeds from sale of assets and other investing activities, net	—	482	(492)	—	(10)
Net cash used in investing activities	—	(29,205)	(152,984)	—	(182,189)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	7,519	—	—	—	7,519
Purchases of treasury stock	(15,388)	—	—	—	(15,388)
Payment of debt and capital lease obligations	—	(3,087)	(404)	—	(3,491)
Net cash used in financing activities	(7,869)	(3,087)	(404)	—	(11,360)
Increase in cash and cash equivalents	—	22,309	—	—	22,309
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922
Cash and cash equivalents at end of period	$24,542	$354,689	$—	$—	$379,231

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
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue changes, the impact of accounting changes, future tax benefits and expense, expense trends, future liquidity and capital resources, product plans, growth or stability from particular customer segments, building penetration plans, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion and grooming, potential changes in certain accounting reserves and allowances and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report. In addition, actual results may differ from our expectations due among other things, to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, an acceleration of customer disconnections, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn which may adversely affect our revenue growth or EBITDA, inability to refinance current debt maturities, delays in launching new products that our customers desire, decreased demand for our products, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs that may adversely affect the cost and availability of ILEC facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, Converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include, among others, enterprise organizations in the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, public sector entities, system integrators and communications service providers, including ILECs, CLECs, wireless communications companies and cable companies.

tw telecom inc.

Through our subsidiaries, we serve 75 metropolitan markets that are connected by our regional fiber facilities and national IP backbone. As of June 30, 2012, our fiber network spanned over 28,000 route miles (including approximately 21,000 metropolitan route miles) connecting to 16,367 buildings served directly by our local fiber facilities. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet and IP VPN connections for customers.
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

•
Focusing our service offerings to deliver secure end-to-end solutions to our customers with a predictable, quality service experience, emphasizing business Ethernet and IP VPN services, Internet-based services and converged service offerings and developing our Intelligent Network service capabilities to meet the complex and evolving needs of our customers. The initial phase of the Intelligent Network capabilities, Performance Management, was introduced in 2011 and launched in June 2012 for our customers with managed VPN, Converged and Ethernet services, and the second phase, Dynamic Capacity, was launched in August 2012;

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
Revenue Trends
Total Revenue
Our revenue has grown sequentially for the past 31 consecutive quarters through June 30, 2012, including throughout the latest recession. Our revenue growth is dependent upon selling services to new and existing customers, retaining revenue from existing customers through retention programs aimed at reducing disconnections, renewing customers’ contracts upon contract expiration and selling higher value services to existing customers to mitigate the impact of price reductions associated with contract renewals. Our year-over-year revenue growth rate increased over the prior year for the years ended December 31, 2009, 2010 and 2011 and was 4.5%, 5.1% and 7.4% in the years ended December 31, 2009, 2010 and 2011, respectively. This trend continued in the three and six months ended June 30, 2012 with year-over-year revenue growth rates of 7.7% and 7.8%, respectively, compared to year-over-year revenue growth rates of 6.8% in each of the three and six months ended June 30, 2011. These higher year-over-year growth rates were primarily due to higher demand, lower revenue churn and an increase in certain taxes and fees. We also believe that our newer and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to these higher growth rates.

tw telecom inc.

Revenue from data and Internet, network and the majority of our voice services is generally billed in advance on a monthly fixed-rate basis and recognized over the period the services are provided. Revenue from the majority of intercarrier compensation and certain components of voice services, such as certain components of long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage; therefore, we use estimates to recognize revenue in the period earned. Due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control, there is often a time lag between the time that a sale, or “booking” (i.e., signed contract) is made, and the time revenue commences. Our installation intervals are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between one month for single-site, less complex services to 6 to 12 months or longer for the more complex solutions.
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 40 consecutive quarters through June 30, 2012 and increased 11% in each of the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services and an increase in certain taxes and fees. Revenue from our enterprise customers represented 79% of our total revenue in each of the three and six months ended June 30, 2012. We expect our future revenue growth to come primarily from our enterprise customer base and to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our enhanced service capabilities, especially the Intelligent Network capabilities that provide customers with detailed performance information about their services and our Dynamic Capacity that was launched in August 2012 to enable customers to dynamically increase their bandwidth real time to meet their network demands, will be unique capabilities that will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations.
Carrier Customer Revenue
Our carrier revenue, which has been relatively stable, represented 19% of total revenue in each of the three and six months ended June 30, 2012. Carrier revenue has been gradually declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of contracts upon renewals somewhat offset by installed sales of Ethernet services to wireline and wireless carriers to serve their end users’ needs. Carrier revenue from wireless providers represented 31% and 30% of total carrier revenue for the three and six months ended June 30, 2012, respectively. Our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of total revenue in each of the three and six months ended June 30, 2012. Intercarrier compensation revenue is expected to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. As a result of a November 2011 FCC order, we believe approximately half of this revenue will be eliminated over a six year period ending July 2018 and expect approximately $2.0 million of this reduction in the second half of 2012. Subsequent Orders issued by the FCC reduced switched access rates for intrastate originating VoIP traffic during the first half of 2012, but delayed the continued implementation of these reductions until July 2014.  We do not expect that the revenue impacts from these additional orders to be material. Intercarrier compensation revenue also may fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity.

tw telecom inc.

Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and customer cost cutting, business contractions, financial difficulties and consolidation, among other reasons. We believe higher average monthly revenue churn of 1.3% in the year ended December 31, 2009 was the result of the economic downtown. Revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% for the year ended December 31, 2011. We believe that this improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. Revenue churn in the three months ended March 31, 2012 increased to 1.1% of monthly revenue and declined to 0.9% in the three months ended June 30, 2012, primarily reflecting churn from one large carrier customer in the three months ended March 31, 2012 that did not recur. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% of monthly revenue in each of the three and six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, and 0.3% of monthly revenue for the year ended December 31, 2009. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 1.0% for in each of the three and six months ended June 30, 2012 compared with 1.0%, 1.1% and 1.3% for the years ended December 31, 2011, 2010 and 2009, respectively. The majority of this churn came from our smaller customers, which we expect to continue.
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

tw telecom inc.

In addition, the FCC has granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by the ILECs as special access with the result that prices we would pay for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer price regulated and could increase. We continue to pursue and implement commercial arrangements with the ILECs and cable companies for these services on acceptable terms and conditions. One such agreement is a wholesale service agreement with a large ILEC for tariffed special access and other services for end-user access that was intended to stabilize the prices we pay for these services. However, since mid-2010, costs for some special access services subject to this agreement and those we buy from other significant ILEC suppliers of special access service have trended up. Expiration of the wholesale agreement without a new, similar agreement to replace it could result in additional increases to our special access costs, which could be material.
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue in each of the three and six months ended June 30, 2012, consistent with the years ended December 31, 2011, 2010 and 2009. We cannot assure that we will be able to continue to maintain bad debt expense at this low level.
Growth Initiatives and Modified EBITDA Trends
We have undertaken a number of initiatives to increase revenue growth, margins and cash flow that require both capital and operating investments. These operating investments during 2010 and 2011 included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support growing sales volumes and customer installations, support new product roll-outs and design and implement platforms for our network and services, some of which were incurred in advance of anticipated revenue. Our capital spending investments during 2010 and 2011 were to fund new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, incremental success-based expenditures to support higher sales, including sales to wireless providers, strategic fiber expansions and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. In the past two fiscal years our fiber connected buildings increased by nearly one-third as a result of success-based opportunities to extend our network into buildings in connection with specific customer sales. Because we believe this added capacity provides for new sales opportunities with high contribution margins, we are increasing our focus on additional sales within those fiber connected buildings through adjustments to our sales compensation incentives and promotions in 2012. Our capital spending investments in the six months ended June 30, 2012 reflected increased spending to connect to new buildings and expand collocation facilities to continue to serve ongoing customer demand, offset by technology and infrastructure investments in 2011 that did not recur, timing of projects and capital efficiencies allowing us to more effectively deploy equipment. We also continued strategic market expansions to further reach new customer opportunities. We expect total capital spending to increase in the second half of 2012. In addition, in 2012, we are launching new services and capabilities that we believe will enable us to attract new customers, sell more services to existing customers and retain customers in order to continue our growth trends. We cannot assure these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.
Our Modified EBITDA (see Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA) has increased sequentially for 21 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 9.4%, 6.2% and 7.4% in the years ended December 31, 2009, 2010 and 2011, respectively, each compared to the respective period in the prior year, and further grew 8.8% and 8.6% in the three and six months ended June 30, 2012, respectively, compared to the same period last year. Modified EBITDA margin was 36.0%, 36.4% and 36.4% for the years ended December 31, 2009, 2010 and 2011, respectively, and 36.8% and 36.7% for the three and six months ended June 30, 2012, respectively. These margins include the absorption of increased costs for special access due to higher prices and costs associated with the expansion of our employee base for sales, sales support, IT and technical personnel. Additionally, these margins were impacted by the dilutive effect of volume and rate increases in certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the unaudited interim condensed consolidated financial statements). We believe that margin expansion will come from increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions, other network expansions and overall growth in our recurring revenue base. Our continued cost efficiency efforts are also intended to contribute to our overall margins. This revenue and margin growth may be impacted by, among other risks, competitive pressures, higher employee, special access, fuel and energy costs, fluctuations in certain taxes and fees and any future inflationary pressures.

tw telecom inc.

Seasonality and Fluctuations
Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year has been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue are frequently impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In the first quarter of 2011, we did not experience the seasonal slowing of revenue that we have historically experienced. In the first quarter of 2012, our revenue reflected the impact from seasonally lower sales in the fourth quarter offset with increased taxes and fees related to ongoing revenue as well as increased tax rates. We expect rate decreases in the third quarter of 2012 for certain taxes and fees to decrease revenue, which we expect will negatively impact our growth rate for voice services revenue. Our expenses are also impacted in the first quarter by the resetting of payroll taxes. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results.
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

Results of Operations
The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our unaudited interim condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$182,480	50%	$158,168	47%	$359,331	50%	$310,355	46%
Voice services	91,008	25	83,636	25	180,629	25	166,660	25
Network services	83,009	23	88,898	26	167,813	23	178,409	27
Intercarrier compensation	8,006	2	7,684	2	15,655	2	15,504	2
Total revenue	364,503	100	338,386	100	723,428	100	670,928	100
Costs and expenses (2):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (2)	152,986	42	141,251	42	302,179	42	280,980	42
Selling, general and administrative (2)	84,580	23	80,784	24	170,670	24	159,599	24
Depreciation, amortization and accretion	70,469	19	70,081	21	138,863	19	139,817	21
Total costs and expenses	308,035	85	292,116	86	611,712	85	580,396	87
Operating income	56,468	15	46,270	14	111,716	15	90,532	13
Interest expense	(21,860)	(6)	(21,845)	(6)	(43,441)	(6)	(43,817)	(7)
Interest income	93	—	174	—	197	—	317	—
Income before income taxes	34,701	10	24,599	7	68,472	9	47,032	7
Income tax expense	15,382	4	10,292	3	29,821	4	20,106	3
Net income	$19,319	5%	$14,307	4%	38,651	5%	$26,926	4%
Net income per share, basic	$0.13		$0.09		$0.26		$0.18
Net income per share, diluted	$0.13		$0.09		$0.25		$0.18
Weighted average shares outstanding, basic	147,497		147,939		147,232		147,753
Weighted average shares outstanding, diluted	149,532		150,395		149,398		150,055
Modified EBITDA and Modified EBITDA margin (1)(3)(4)	$133,986	37%	$123,184	36%	$265,756	37%	$244,630	37%
Net cash provided by operating activities	$114,238		$116,808		$208,599		$215,858
Net cash used in investing activities	$(85,518)		$(101,873)		$(165,628)		$(182,189)
Net cash provided by (used in) financing activities	$6,827		$2,081		$(8,687)		$(11,360)

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $19.8 million and $15.3 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $39.5 million and $30.4 million for the six months ended June 30, 2012 and 2011, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

tw telecom inc.

(2)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands)
Operating	$455	$584	$955	$1,172
Selling, general and administrative	$6,594	$6,249	$14,222	$13,109

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net income	$19,319	$14,307	$38,651	$26,926
Income tax expense	15,382	10,292	29,821	20,106
Interest income	(93)	(174)	(197)	(317)
Interest expense	21,860	21,845	43,441	43,817
Depreciation, amortization and accretion	70,469	70,081	138,863	139,817
Non-cash stock-based compensation	7,049	6,833	15,177	14,281
Modified EBITDA	$133,986	$123,184	$265,756	$244,630

tw telecom inc.

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net cash provided by operations	$114,238	$116,808	$208,599	$215,858
Income tax expense	15,382	10,292	29,821	20,106
Deferred income taxes	(14,947)	(9,871)	(28,977)	(19,357)
Interest income	(93)	(174)	(197)	(317)
Interest expense	21,860	21,845	43,441	43,817
Discount on debt, amortization of deferred debt issue costs and other	(6,246)	(5,792)	(12,367)	(11,487)
Changes in operating assets and liabilities	3,792	(9,924)	25,436	(3,990)
Modified EBITDA	$133,986	$123,184	$265,756	$244,630

(4)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Revenue. Total revenue increased $26.1 million, or 8%, to $364.5 million for the three months ended June 30, 2012, from $338.4 million for the comparable period in 2011. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.
Data and Internet services revenue increased $24.3 million, or 15%, to $182.5 million for the three months ended June 30, 2012, from $158.2 million for the comparable period in 2011. The increase in data and Internet services revenue primarily resulted from installed sales of Ethernet and VPN-based products and other services to enterprise customers somewhat offset by customer disconnections.
Voice services revenue increased $7.4 million, or 9%, to $91.0 million for the three months ended June 30, 2012 from $83.6 million for the comparable period in 2011. More than half of the increase in voice services revenue resulted from an increase in both the volume and rate of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense and the balance primarily from installed sales of converged and other voice services, partially offset by customer disconnections. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended June 30, 2012 and 2011.
Network services revenue decreased $5.9 million, or 7%, to $83.0 million for the three months ended June 30, 2012, compared to $88.9 million for the comparable period in 2011. The decrease resulted primarily from customer disconnections, particularly from carrier customers, and re-pricing of renewed customer contracts at lower rates largely in transport services, partially offset by growth in high capacity and collocation services.
Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $11.7 million, or 8%, to $153.0 million for the three months ended June 30, 2012, from $141.3 million for the comparable period in 2011. The increase in operating expenses primarily related to revenue growth, largely due to higher network access costs and an increase in certain taxes and fees. Operating expenses represented 42% of total revenue for both the three months ended June 30, 2012 and 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative and legal functions. Selling, general and administrative expenses increased by $3.8 million, or 5%, to $84.6 million for the three months ended June 30, 2012, from $80.8 million for the comparable period in 2011. The increase primarily related to higher employee costs resulting from incentive-based compensation due to increased customer installations of service, annual merit-based salary increases and other employee-related expense, as well as property taxes and regulatory fees, partially offset by a reduction in bad debt expense. Selling, general and administrative expenses represented 23% and 24% of total revenue for the three months ended June 30, 2012 and 2011, respectively.
Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense increased $0.4 million, or 1%, to $70.5 million for the three months ended June 30, 2012, from $70.1 million for the comparable period in 2011. The increase was attributable to additions to property, plant and equipment made during 2011 and 2012 partially offset by assets becoming fully depreciated.
Income before Income Taxes. Income before income taxes was $34.7 million for the three months ended June 30, 2012 compared to $24.6 million for the comparable period in 2011. The increase in income before income taxes of $10.1 million, or 41%, resulted primarily from higher Modified EBITDA as discussed below.
Income Tax Expense. Income tax expense was $15.4 million for the three months ended June 30, 2012, compared to $10.3 million in the comparable period in 2011 resulting from higher income before income taxes. Our effective tax rate in the year ended December 31, 2011 was 42%. We expect our 2012 effective tax rate to be similar to 2011.

tw telecom inc.

Net Income and Modified EBITDA. Net income was $19.3 million, or $0.13 earnings per share, for the three months ended June 30, 2012 compared to $14.3 million, or $0.09 earnings per share, for the comparable period in 2011. The increase in net income of $5.0 million, or 35%, resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. Modified EBITDA increased $10.8 million to $134.0 million, or 37% of total revenue, for the three months ended June 30, 2012, from $123.2 million, or 36% of total revenue, for the comparable period in 2011. The increase in Modified EBITDA was primarily the result of revenue growth partially offset by an increase in costs as discussed above. For the three months ended June 30, 2012 and 2011, Modified EBITDA was sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements along with cash on hand, common stock (to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our existing Revolver. See Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Revenue. Total revenue increased $52.5 million, or 8%, to $723.4 million for the six months ended June 30, 2012, from $670.9 million for the comparable period in 2011. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.
Data and Internet services revenue increased $49.0 million, or 16%, to $359.3 million for the six months ended June 30, 2012, from $310.4 million for the comparable period in 2011. The increase in data and Internet services revenue primarily resulted from installed sales of Ethernet and VPN-based products and other services to enterprise customers somewhat offset by customer disconnections.
Voice services revenue increased $14.0 million, or 8%, to $180.6 million for the six months ended June 30, 2012 from $166.7 million for the comparable period in 2011. The increase in voice services revenue resulted primarily from installed sales of converged and other voice services and more than half as the result of an increase in both the volume and rate of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by customer disconnections. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the six months ended June 30, 2012 and 2011.
Network services revenue decreased $10.6 million, or 6%, to $167.8 million for the six months ended June 30, 2012, compared to $178.4 million for the comparable period in 2011. The decrease resulted primarily from customer disconnections, particularly from our carrier customer base, and re-pricing of renewed customer contracts at lower rates largely in transport service, partially offset by growth in high capacity and collocation services.
Operating Expenses. Operating expenses increased $21.2 million, or 8%, to $302.2 million for the six months ended June 30, 2012, from $281.0 million for the comparable period in 2011. The increase in operating expenses was primarily due to higher network access costs and certain taxes and fees resulting from revenue growth and higher employee costs resulting from increased operating personnel and annual merit-based salary increases somewhat offset by a decrease in field related costs. Operating expenses represented 42% of total revenue for both the six months ended June 30, 2012 and 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.1 million, or 7%, to $170.7 million for the six months ended June 30, 2012, from $159.6 million for the comparable period in 2011. The increase was primarily due to higher employee costs largely resulting from incentive-based compensation due to increased customer installations of service, annual merit-based salary increases, non-cash stock-based compensation expense and other employee-related expenses, as well as property taxes and regulatory fees. Selling, general and administrative expenses represented 24% of total revenue for both the six months ended June 30, 2012 and 2011.
Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense decreased $1.0 million, or 1%, to $138.9 million for the six months ended June 30, 2012, from $139.8 million for the comparable period in 2011. The decrease was attributable to assets becoming fully depreciated and gain on disposal of assets, partially offset by additions to property, plant and equipment made during 2011 and 2012.
Income before Income Taxes. Income before income taxes was $68.5 million for the six months ended June 30, 2012 compared to $47.0 million for the comparable period in 2011. The increase in income before income taxes of $21.4 million, or 46%, resulted primarily from higher Modified EBITDA as discussed below.
Income Tax Expense. Income tax expense was $29.8 million for the six months ended June 30, 2012, compared to $20.1 million for the comparable period in 2011 resulting from higher income before income taxes. Our effective tax rate in the year ended December 31, 2011 was 42%. We expect our 2012 effective tax rate to be similar to 2011.

tw telecom inc.

Net Income and Modified EBITDA. Net income was $38.7 million, or $0.26 earnings per share, for the six months ended June 30, 2012 compared to $26.9 million, or $0.18 earnings per share, for the comparable period in 2011. The increase in net income of $11.7 million, or 44%, resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. Modified EBITDA increased $21.1 million to $265.8 million, or 37% of total revenue, for the six months ended June 30, 2012, from $244.6 million, or 37% of total revenue, for the comparable period in 2011. The increase in Modified EBITDA was primarily the result of revenue growth partially offset by an increase in costs as discussed above. For the six months ended June 30, 2012 and 2011, Modified EBITDA was sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements along with cash on hand, common stock (to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our existing Revolver.
Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used funds to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. Additionally, we have also used cash to repurchase our common stock. In November 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $20.1 million was repurchased as of June 30, 2012. We may also use cash on hand in the future to repay current debt maturities or to satisfy debt repurchase obligations. Approximately $101 million in principal amount of our outstanding Term Loan matures in January 2013. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. See "Capital Resources--Possible Future Uses of Cash" below.
At June 30, 2012, we had approximately $1.4 billion of total debt and capital lease obligations and $531.7 million of cash, cash equivalents and short-term investments compared to approximately $1.4 billion of total debt and capital lease obligations and $484.9 million of cash, cash equivalents and short-term investments at December 31, 2011. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $37.5 million from December 31, 2011 primarily due to cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from stock option exercises partially offset by capital expenditures, repurchases of our common stock and an increase in our total debt resulting from accretion of the discount on our Convertible Debentures.
Working capital (deficit), defined as current assets less current liabilities, was ($22.2) million as of June 30, 2012, a decrease of $393.7 million from December 31, 2011. Our working capital ratio, defined as current assets divided by current liabilities, was (0.97) as of June 30, 2012 compared to 2.27 as of December 31, 2011. The decrease in working capital is primarily a result of an increase of approximately $458 million in the current portion of long-term debt for the January 2013 tranche of our Term Loan and our Convertible Debentures. See "Capital Resources--Possible Future Uses of Cash" below.
Cash Flow Activity
Cash and cash equivalents were $387.7 million and $379.2 million as of June 30, 2012 and 2011, respectively. In addition, we had investments of $144.0 million and $130.0 million as of June 30, 2012 and 2011, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Six Months Ended June 30,
	2012	2011
	(amounts in thousands)
Cash provided by operating activities	$208,599	$215,858
Cash used in investing activities	(165,628)	(182,189)
Cash used in financing activities	(8,687)	(11,360)
Increase in cash and cash equivalents	$34,284	$22,309
Operations. Cash provided by operating activities was $208.6 million for the six months ended June 30, 2012 compared to $215.9 million for the same period in 2011. This decrease in cash provided by operating activities primarily related to changes in working capital that are largely due to the timing of payments to vendors and collection of receivables, somewhat offset by higher Modified EBITDA.

tw telecom inc.

Investing. Cash used in investing activities was $165.6 million for the six months ended June 30, 2012 compared to $182.2 million for the same period in 2011, primarily a result of a decrease in cash used for capital expenditures. Cash used for capital expenditures for the six months ended June 30, 2012 was $157.6 million, the majority of which was for success-based spending initiatives. See “Capital Resources-- Capital Expenditures and Requirements” below, compared to $169.6 million for the six months ended June 30, 2011.
Financing. Cash used in financing activities was $8.7 million for the six months ended June 30, 2012, primarily consisting of repurchases of $11.5 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $10.0 million, payments of $3.7 million on the Term Loan and capital lease obligations, partially offset by proceeds of $15.8 million from exercises of stock options. Cash used in financing activities was $11.4 million for the six months ended June 30, 2011, primarily consisting of repurchases of $15.4 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $5.3 million, and payments of $3.5 million on the Term Loan and capital lease obligations, partially offset by proceeds of $12.8 million from exercises of stock options.
As of June 30, 2012, we had the following indebtedness outstanding or available:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,744	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	465,482	16,292
Term Loan, Eurodollar rate + 1.75%-2.0% due 2013 (3)	101,518	2,030
Undrawn $80 million Revolver expires 2014	—	—

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

(2)	The aggregate annual interest payments are based on the effective interest rate of 3.50% at June 30, 2012.

(3)
As of June 30, 2012, a spread of 1.75% over the applicable Eurodollar rate was in effect. The aggregate annual interest payments are based on the effective interest rate of 2.00% at June 30, 2012. This tranche of the Term Loan is due January 6, 2013.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of June 30, 2012. The diagram does not depict all aspects of ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c
The Term Loan matures in two separate tranches: As of June 30, 2012, approximately $465.5 million matures in December 2016 and approximately $101.5 million matures in January 2013. Such principal amounts are reduced by quarterly principal payments over the respective terms of the two tranches.

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

Capital Expenditures and Requirements
Our total capital expenditures were $159.9 million for the six months ended June 30, 2012 compared to $170.1 million for the same period in 2011, with the majority of capital expenditures in each period for success-based initiatives. Capital expenditures were lower for the six months ended June 30, 2012 compared to the same period in 2011 primarily because certain technology and infrastructure investments made in 2011 did not recur, the timing of projects and capital efficiencies allowing us to more effectively redeploy equipment. In each of the years ended 2005 through 2011, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that were directly linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures fluctuate as our volume of sales and service installations increases or decreases.

For the full year 2012, we expect total capital expenditures may be at the lower end of a range of $345 million to $355 million (see “Capital Resources” below for discussion of anticipated funding sources), the majority of which we expect to be for support of new sales opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we anticipate will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

tw telecom inc.

Capital Resources
Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand (including cash equivalents and investments), common stock (to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our undrawn Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, an acceleration of customer disconnections, an inability to refinance the current portion of our Term Loan or our Convertible Debentures if we wish to redeem them or holders exercise their put rights (see "Capital Resources--Possible Future Uses of Cash" below), or other adverse factors, or if we make acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future.
Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding under the Revolver. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. In addition, in order to avoid the early maturity of the Revolver if it is outstanding or its early termination if it is undrawn, we must demonstrate to our Revolving Lenders on December 28, 2012 that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full.
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

The Revolver, Term Loan and 2018 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan and 2018 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the Revolver and Term Loan agreements also may constitute an event of default under the indenture for the 2018 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the Revolver agreement. We are required to offer to prepay the 2018 Notes and the Term Loans on an individual basis if a change of control and a debt rating decline occurs as defined in the indenture for the 2018 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Although we believe our relationships with our lenders are good, there is no assurance that we would be able to obtain the necessary covenant modifications on acceptable terms or at all. As of June 30, 2012, we were in compliance with all of our debt covenants. If our plans or assumptions change or prove to be inaccurate, or the foregoing sources of funds prove to be insufficient to fund our growth and operations, or if we consummate acquisitions or joint ventures, we would be required to seek additional capital. Additional sources of financing may include public or private debt, equity financing by us or our subsidiaries or other financing arrangements. There is no assurance that we would be able to obtain additional financing on terms acceptable to us or at all. Other risks, such as a rating downgrade on our debt or adverse debt market conditions, could further impact our potential access to or the cost of financing sources.
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

tw telecom inc.

Possible Future Uses of Cash. Our consistent financial performance and cash, cash equivalent and short-term investments of $531.7 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace or prepay all or a portion of our Term Loan and Revolver or may seek to refinance or otherwise replace our Convertible Debentures.
We are evaluating various options for refinancing the $101.0 million of our Term Loan that matures in January 2013 and could use cash to pay or prepay that indebtedness in whole or in part. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we have a minimum of $225 million in cash and equivalents after giving effect to the repurchase and meet certain other conditions, which we met as of June 30, 2012, and do not use the Revolver proceeds for this purpose. The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The holders of the Debentures also have the right at any time prior to April 1, 2026 to convert the debentures into shares of our common stock at a conversion rate of 53.6466 shares per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. If the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000 (“principal plus premium”). Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. As of June 30, 2012, the if-converted value of the Convertible Debentures exceeded the principal amount by $140.7 million. This amount could increase or decrease depending on the market price of our stock at the time of conversion. If we notify the holders of our outstanding Convertible Debentures of redemption at a price equal to 100% of the principal amount plus accrued and unpaid interest, the holders instead would likely convert the debentures into shares of our common stock at principal plus premium, as discussed above, which they may do until one day prior to the redemption date. Further, in order to avoid the early maturity of the Revolver if it is drawn, we must demonstrate to our revolving lenders that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full.
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $20.1 million was repurchased as of June 30, 2012. This authorization does not have an expiration date, but can be withdrawn by the Board of Directors at any time. Our Revolver permits repurchases of our common stock up to $150 million annually in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes, including dividend payments, and meet certain other conditions, which conditions we met as of June 30, 2012. Up to $50 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is also more restrictive than our other debt agreements. We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.

tw telecom inc.

Risk Management. As of June 30, 2012, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, commercial paper, debt securities issued by the U.S. Treasury and other U.S. government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2012 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

tw telecom inc.

Date: August 7, 2012	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

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