Form 10-Q
period 2012-09-30
tw telecom inc.
filed 2012-11-06
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of October 31, 2012 was 151,354,943 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$316,800	$353,394
Investments	142,597	131,525
Receivables, less allowances of $7,693 and $8,192, respectively	106,714	96,182
Prepaid expenses and other current assets	19,475	17,340
Deferred income taxes	65,008	65,008
Total current assets	650,594	663,449
Property, plant and equipment	4,186,321	4,026,134
Less accumulated depreciation	(2,721,086)	(2,598,922)
	1,465,235	1,427,212
Deferred income taxes	123,063	162,535
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	19,362	17,742
Other assets, net	22,736	24,594
Total assets	$2,693,684	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,819	$52,739
Deferred revenue	44,413	42,253
Accrued taxes, franchise and other fees	65,975	66,880
Accrued interest	7,653	13,934
Accrued payroll and benefits	40,840	44,284
Accrued carrier costs	23,988	32,760
Current portion debt and capital lease obligations, net	369,404	7,733
Other current liabilities	29,227	31,361
Total current liabilities	643,319	291,944
Long-term debt and capital lease obligations, net	903,243	1,352,820
Long-term deferred revenue	24,031	22,296
Other long-term liabilities	36,840	35,445
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized and 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,836,144	1,823,856
Treasury stock, 682 and 2,909 shares, at cost, respectively	(12,879)	(53,156)
Accumulated deficit	(738,598)	(766,518)
Accumulated other comprehensive income	64	19
Total stockholders’ equity	1,086,251	1,005,721
Total liabilities and stockholders’ equity	$2,693,684	$2,708,226
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$189,164	$164,670	$548,495	$475,025
Voice services	91,052	85,220	271,681	251,880
Network services	81,261	86,878	249,074	265,287
Intercarrier compensation	7,457	7,688	23,112	23,192
Total revenue	368,934	344,456	1,092,362	1,015,384
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	156,195	144,161	458,374	425,141
Selling, general and administrative	83,341	82,085	254,011	241,684
Depreciation, amortization and accretion	70,726	70,940	209,589	210,757
Total costs and expenses	310,262	297,186	921,974	877,582
Operating income	58,672	47,270	170,388	137,802
Interest expense	(21,825)	(21,930)	(65,266)	(65,747)
Debt extinguishment costs	(77)	—	(77)	—
Interest income	84	126	281	443
Income before income taxes	36,854	25,466	105,326	72,498
Income tax expense	15,885	10,873	45,706	30,979
Net income	$20,969	$14,593	$59,620	$41,519
Earnings per share:
Basic	$0.14	$0.10	$0.40	$0.28
Diluted	$0.14	$0.10	$0.39	$0.27
Weighted average shares outstanding:
Basic	147,973	147,084	147,481	147,528
Diluted	150,359	148,999	149,781	149,734

(a) Includes non-cash stock-based employee compensation expense (Note 7):

Operating	$473	$565	$1,428	$1,737
Selling, general and administrative	$6,667	$6,248	$20,889	$19,357

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net income	$20,969	$14,593	$59,620	$41,519
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedging activities	—	10	—	1,023
Unrealized gain (loss) on available-for-sale securities	105	(56)	45	(12)
Other comprehensive income (loss), net of tax	105	(46)	45	1,011
Comprehensive income	$21,074	$14,547	$59,665	$42,530

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(amounts in thousands)
Cash flows from operating activities:
Net income	$59,620	$41,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	209,589	210,757
Deferred income taxes	44,306	29,783
Stock-based compensation expense	22,317	21,094
Amortization of discount on debt and deferred debt issue costs and other	18,774	17,374
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(10,231)	(24,590)
Accounts payable, deferred revenue and other liabilities	(24,591)	(4,154)
Net cash provided by operating activities	319,784	291,783
Cash flows from investing activities:
Capital expenditures	(241,049)	(254,094)
Purchases of investments	(139,740)	(195,311)
Proceeds from sale of investments	126,881	182,725
Proceeds from sale of assets and other investing activities, net	4,529	3,876
Net cash used in investing activities	(249,379)	(262,804)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	20,097	15,460
Taxes paid related to net share settlement of equity awards	(9,962)	(6,416)
Purchases of treasury stock	(11,519)	(50,000)
Excess tax benefits from stock-based compensation	1,216	—
Retirement of debt obligations	(101,518)	—
Payment of debt and capital lease obligations	(5,313)	(5,204)
Net cash used in financing activities	(106,999)	(46,160)
Decrease in cash and cash equivalents	(36,594)	(17,181)
Cash and cash equivalents at beginning of period	353,394	356,922
Cash and cash equivalents at end of period	$316,800	$339,741
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,859	$57,596
Cash paid for income taxes, net of refunds	$6,566	$3,013
Addition of capital lease obligation	$2,752	$2,000
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2012
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2011	151,953	$1,520	(2,909)	$(53,156)	$1,823,856	$(766,518)	$19	$1,005,721
Net income	—	—	—	—	—	59,620	—	59,620
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	45	45
Excess tax benefits (shortfalls) from stock-based compensation	—	—	—	—	(68)	—	—	(68)
Purchases of treasury stock	—	—	(521)	(11,519)	—	—	—	(11,519)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,567	28,712	(12,615)	(5,962)	—	10,135
Stock-based compensation	—	—	1,181	23,084	24,971	(25,738)	—	22,317
Balance at September 30, 2012	151,953	$1,520	(682)	$(12,879)	$1,836,144	$(738,598)	$64	$1,086,251
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
Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:

•
Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, metropolitan and wide-area business Ethernet and IP VPN solutions.

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
The Company’s customers include, among others, enterprise organizations in the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, public sector entities, system integrators and communications service providers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in both revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $19.3 million and $16.3 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $58.8 million and $46.7 million for the nine months ended September 30, 2012 and 2011, respectively.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 19% of the Company’s total revenue in each of the nine months ended September 30, 2012 and 2011. No customer accounted for 10% or more of total revenue for the nine months ended September 30, 2012 or 2011. The Company’s largest customer (AT&T Inc., a carrier) represented 4% of the Company’s total revenue in each of the three and nine months ended September 30, 2012 and 2011.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands, except per share amounts)
Numerator
Net income	$20,969	$14,593	$59,620	$41,519
Allocation of net income to unvested restricted stock awards	(437)	(281)	(1,245)	(777)
Net income allocated to common stockholders, basic	$20,532	$14,312	$58,375	$40,742
Net income allocated to common stockholders, diluted	$20,532	$14,312	$58,375	$40,742
Denominator
Basic weighted average shares outstanding	147,973	147,084	147,481	147,528
Dilutive potential common shares:
Stock options	1,763	1,382	1,633	1,611
Unvested restricted stock units	623	533	667	595
Diluted weighted average shares outstanding	150,359	148,999	149,781	149,734
Basic earnings per share	$0.14	$0.10	$0.40	$0.28
Diluted earnings per share	$0.14	$0.10	$0.39	$0.27

Options to purchase shares of the Company’s common stock, restricted stock awards, restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s Convertible Senior Debentures due 2026 (“Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 23.2 million shares and 25.9 million shares for the three months ended September 30, 2012 and 2011, respectively, and 23.2 million shares and 26.1 million shares for the nine months ended September 30, 2012 and 2011, respectively.
3. Investments
The Company’s investments at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$224,803	$291,746
Commercial paper	18,797	8,497
Debt securities issued by the U.S. Treasury	5,000	—
Certificates of deposit	2,802	5,201
International government securities	—	1,401
Total cash equivalents	251,402	306,845
Investments:
Corporate debt securities	71,264	99,132
Debt securities issued by the U.S. Treasury	40,263	3,008
Debt securities issued by U.S. Government agencies	31,070	27,885
Commercial paper	—	1,500
Total investments	142,597	131,525
Total cash equivalents and investments	$393,999	$438,370

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At September 30, 2012 and December 31, 2011, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $20.8 million and $97.6 million during the three months ended September 30, 2012 and 2011, respectively, and $126.9 million and $182.7 million during the nine months ended September 30, 2012 and 2011, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three and nine months ended September 30, 2012 and 2011.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(amounts in thousands)
Term Loan B - January 2013 tranche, due 2013	$—	$102,055
Term Loan B - extended tranche, due 2016	464,250	467,946
8% Senior Notes, due 2018	430,000	430,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	373,743	373,744
Capital lease obligations	17,917	16,251
Total obligations	1,285,910	1,389,996
Unamortized discounts	(13,263)	(29,443)
Current portion	(369,404)	(7,733)
Total long-term debt and capital lease obligations	$903,243	$1,352,820

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

Debt Retirement
In August 2012, the Company's wholly-owned subsidiary, tw telecom holdings inc. (“Holdings”), extinguished in full the $101.5 million tranche of its Term Loan B due January 2013 by utilizing cash and cash equivalents. A $0.1 million write off of deferred debt issuance costs related to the extinguishment has been classified as debt extinguishment costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012.
Debt Offering
In October 2012, Holdings completed a private offering of $480 million principal amount 5 3/8% Senior Notes due 2022 (the "2022 Notes"), at an offering price of 100% of the principal amount. The Company plans to use the net proceeds of this offering to settle the conversion obligations for the Convertible Debentures to the extent holders elect to convert their Convertible Debentures and the Company elects to settle the conversion obligations in whole or in part in cash, or if the Company otherwise redeems the Convertible Debentures. See the discussion in Note 1 to the table above for the terms under which the Convertible Debentures may be settled or redeemed. Any net proceeds not used for these purposes would be used for general corporate purposes.
The 2022 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings' subsidiaries. Interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2013. The 2022 Notes are redeemable in whole or in part, at the Company's option at any time prior to October 1, 2017 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2022 Notes are also redeemable in whole or in part, at the Company's option at any time on or after October 1, 2017, 2018, 2019 and 2020 at redemption prices of 102.688%, 101.792%, 100.896% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. In addition, any time prior to October 1, 2015, at the Company's option, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 105.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. Offering costs of $9.2 million related to the 2022 Notes were deferred and will be amortized to interest expense over the term of the 2022 Notes. The Company has agreed to file an exchange offer registration statement within 180 days of issuance of the 2022 Notes on October 2, 2012, or in certain circumstances, a shelf registration, to enable the holders of the 2022 Notes to exchange the unregistered 2022 Notes for notes registered under the Securities Act of 1933 with substantially identical terms.
As of September 30, 2012, tw telecom inc. and Holdings were in compliance with all of their debt covenants.
5. Derivative Instruments
Holdings’ variable rate Term Loan B due 2016 (the “Term Loan”) exposes the Company to variability in interest payments due to changes in interest rates. In order to mitigate interest rate fluctuations on the Term Loan, Holdings has in the past entered into derivative instruments, specifically interest rate swap agreements. The interest rate swap agreements effectively converted a portion of Holdings’ floating-rate debt to a fixed-rate for the term of the agreement, which reduces the impact of interest rate changes on future interest expense. Historically, the Company has designated its interest rate swap agreements as cash flow hedges. During the year ended December 31, 2011, the Company's remaining interest rate swap agreement expired.
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
There were no unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive income at September 30, 2012 or December 31, 2011. The effect of the interest rate swap on the condensed consolidated statements of operations was as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Loss recognized in other comprehensive (loss) income (effective portion)	$—	$(10)	$—	$(116)
Loss reclassified from accumulated other comprehensive (loss) income into interest expense (effective portion)	$—	$(705)	$—	$(2,070)
Gain/(Loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at September 30, 2012 and December 31, 2011.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	Fair Value Measurements At September 30, 2012			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$224,803	$—	$—	$224,803
Commercial paper	—	18,797	—	18,797
Debt securities issued by the U.S. Treasury	—	5,000	—	5,000
Certificates of deposit	—	2,802	—	2,802
Investments included in cash and cash equivalents	224,803	26,599	—	251,402
Corporate debt securities	—	71,264	—	71,264
Debt securities issued by the U.S. Treasury	—	40,263	—	40,263
Debt securities issued by U.S. Government agencies	—	31,070	—	31,070
Short-term investments	—	142,597	—	142,597
Total assets	$224,803	$169,196	$—	$393,999

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements At December 31, 2011			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$291,746	$—	$—	$291,746
Commercial paper	—	8,497	—	8,497
Certificates of deposit	—	5,201	—	5,201
International government securities	—	1,401	—	1,401
Investments included in cash and cash equivalents	291,746	15,099	—	306,845
Corporate debt securities	—	99,132	—	99,132
Debt securities issued by U.S. Government agencies	—	27,885	—	27,885
Debt securities issued by the U.S. Treasury	—	3,008	—	3,008
Commercial paper	—	1,500	—	1,500
Short-term investments	—	131,525	—	131,525
Total assets	$291,746	$146,624	$—	$438,370
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B - January 2013 tranche	$—	$—	$102,055	$101,673
Term Loan B - Extended tranche, due 2016	464,250	465,991	467,946	464,435
8% Senior Notes due 2018, net of discount	427,905	473,000	427,614	460,100
2 3/8% Convertible Senior Debentures, net of discount	362,575	531,182	346,687	444,288
Total debt	$1,254,730	$1,470,173	$1,344,302	$1,470,496

7. Stock-Based Compensation
During the nine months ended September 30, 2012, the Company granted restricted stock awards and restricted stock units with respect to 1.9 million shares and no stock options. As of September 30, 2012, the Company had 4.6 million restricted stock awards and restricted stock units that were unvested and 5.1 million options outstanding, of which 4.4 million were exercisable.
As of September 30, 2012, there was $61.1 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years, and $2.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.8 years.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2012 and 2011, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$292,257	$—	$—	$316,800
Investments	—	142,597	—	—	142,597
Receivables, net	—	—	106,714	—	106,714
Prepaid expenses and other current assets	—	11,906	7,569	—	19,475
Deferred income taxes	—	64,988	20	—	65,008
Total current assets	24,543	511,748	114,303	—	650,594
Property, plant and equipment, net	—	49,554	1,415,681	—	1,465,235
Deferred income taxes	—	122,578	485	—	123,063
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	549	12,850	28,699	—	42,098
Total assets	$25,092	$696,730	$1,971,862	$—	$2,693,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$18,712	$43,107	$—	$61,819
Current portion debt and capital lease obligations, net	362,575	5,461	1,368	—	369,404
Other current liabilities	4,438	47,234	160,424	—	212,096
Intercompany payable (receivable)	(1,856,023)	(540,628)	2,396,651	—	—
Total current liabilities	(1,489,010)	(469,221)	2,601,550	—	643,319
Losses in subsidiary in excess of investment	427,883	887,626	—	(1,315,509)	—
Long-term debt and capital lease obligations, net	—	887,732	15,511	—	903,243
Long-term deferred revenue	—	—	24,031	—	24,031
Other long-term liabilities	—	6,720	30,120	—	36,840
Stockholders’ equity (deficit)	1,086,219	(616,127)	(699,350)	1,315,509	1,086,251
Total liabilities and stockholders’ equity	$25,092	$696,730	$1,971,862	$—	$2,693,684

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$368,934	$—	$368,934
Costs and expenses:
Operating, selling, general and administrative	—	55,911	183,625	—	239,536
Depreciation, amortization and accretion	—	6,171	64,555	—	70,726
Corporate expense allocation	—	(62,082)	62,082	—	—
Total costs and expenses	—	—	310,262	—	310,262
Operating income	—	—	58,672	—	58,672
Interest expense, net	(7,903)	(12,213)	(1,709)	—	(21,825)
Debt extinguishment costs	—	(77)	—		(77)
Interest expense allocation	7,903	12,290	(20,109)	—	84
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	36,854	—	36,854
Income tax expense	—	15,328	557	—	15,885
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(15,328)	36,297	—	20,969
Equity in undistributed earnings of subsidiaries	20,969	36,297	—	(57,266)	—
Net income	$20,969	$20,969	$36,297	$(57,266)	$20,969

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$344,456	$—	$344,456
Costs and expenses:
Operating, selling, general and administrative	—	49,547	176,699	—	226,246
Depreciation, amortization and accretion	—	5,660	65,280	—	70,940
Corporate expense allocation	—	(55,207)	55,207	—	—
Total costs and expenses	—	—	297,186	—	297,186
Operating income	—	—	47,270	—	47,270
Interest expense, net	(7,464)	(11,768)	(2,572)	—	(21,804)
Interest expense allocation	7,464	11,768	(19,232)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	25,466	—	25,466
Income tax expense	—	10,425	448	—	10,873
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(10,425)	25,018	—	14,593
Equity in undistributed earnings of subsidiaries	14,593	25,018	—	(39,611)	—
Net income	$14,593	$14,593	$25,018	$(39,611)	$14,593

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,092,362	$—	$1,092,362
Costs and expenses:
Operating, selling, general and administrative	—	161,337	551,048	—	712,385
Depreciation, amortization and accretion	—	17,640	191,949	—	209,589
Corporate expense allocation	—	(178,977)	178,977	—	—
Total costs and expenses	—	—	921,974	—	921,974
Operating income	—	—	170,388	—	170,388
Interest expense, net	(23,370)	(36,300)	(5,596)	—	(65,266)
Debt extinguishment costs	—	(77)	—	—	(77)
Interest expense allocation	23,370	36,377	(59,466)	—	281
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	105,326	—	105,326
Income tax expense	—	44,305	1,401	—	45,706
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(44,305)	103,925	—	59,620
Equity in undistributed earnings of subsidiaries	59,620	103,925	—	(163,545)	—
Net income	$59,620	$59,620	$103,925	$(163,545)	$59,620

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,015,384	$—	$1,015,384
Costs and expenses:
Operating, selling, general and administrative	—	158,767	508,058	—	666,825
Depreciation, amortization and accretion	—	16,163	194,594	—	210,757
Corporate expense allocation	—	(174,930)	174,930	—	—
Total costs and expenses	—	—	877,582	—	877,582
Operating income	—	—	137,802	—	137,802
Interest expense, net	(22,080)	(33,049)	(10,175)	—	(65,304)
Interest expense allocation	22,080	33,049	(55,129)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	72,498	—	72,498
Income tax expense	—	29,785	1,194	—	30,979
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(29,785)	71,304	—	41,519
Equity in undistributed earnings of subsidiaries	41,519	71,304	—	(112,823)	—
Net income	$41,519	$41,519	$71,304	$(112,823)	$41,519

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$20,969	$20,969	$36,297	$(57,266)	$20,969
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	105	105	—	(105)	105
Other comprehensive income, net of tax	105	105	—	(105)	105
Comprehensive income	$21,074	$21,074	$36,297	$(57,371)	$21,074

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$14,593	$14,593	$25,018	$(39,611)	$14,593
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedging activities	10	10	—	(10)	10
Unrealized loss on available-for-sale securities	(56)	(56)	—	56	(56)
Other comprehensive loss, net of tax	(46)	(46)	—	46	(46)
Comprehensive income	$14,547	$14,547	$25,018	$(39,565)	$14,547

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine months ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$59,620	$59,620	$103,925	$(163,545)	$59,620
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	45	45	—	(45)	45
Other comprehensive income, net of tax	45	45	—	(45)	45
Comprehensive income	$59,665	$59,665	$103,925	$(163,590)	$59,665

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine months ended September 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$41,519	$41,519	$71,304	$(112,823)	$41,519
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedging activities	1,023	1,023	—	(1,023)	1,023
Unrealized loss on available-for-sale securities	(12)	(12)	—	12	(12)
Other comprehensive income, net of tax	1,011	1,011	—	(1,011)	1,011
Comprehensive income	$42,530	$42,530	$71,304	$(113,834)	$42,530

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$59,620	$59,620	$103,925	$(163,545)	$59,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	17,640	191,949	—	209,589
Deferred income taxes	—	44,306	—	—	44,306
Stock-based compensation expense	—	—	22,317	—	22,317
Amortization of discount on debt and deferred debt issue costs and other	16,713	2,061	—	—	18,774
Intercompany and equity investment changes	(77,167)	(23,686)	(62,692)	163,545	—
Changes in operating assets and liabilities	2,219	(8,331)	(28,710)	—	(34,822)
Net cash provided by operating activities	1,385	91,610	226,789	—	319,784
Cash flows from investing activities:
Capital expenditures	—	(11,942)	(229,107)	—	(241,049)
Purchases of investments	—	(139,740)	—	—	(139,740)
Proceeds from sale of investments	—	126,881	—	—	126,881
Proceeds from sale of assets and other investing activities, net	—	1,470	3,059	—	4,529
Net cash used in investing activities	—	(23,331)	(226,048)	—	(249,379)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	10,135	—	—	—	10,135
Purchases of treasury stock	(11,519)	—	—	—	(11,519)
Excess tax benefits from stock-based compensation	—	1,216	—	—	1,216
Retirement of debt obligations	—	(101,518)	—	—	(101,518)
Payment of debt and capital lease obligations	(1)	(4,571)	(741)	—	(5,313)
Net cash used in financing activities	(1,385)	(104,873)	(741)	—	(106,999)
Decrease in cash and cash equivalents	—	(36,594)	—	—	(36,594)
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,543	$292,257	$—	$—	$316,800

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2011
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$41,519	$41,519	$71,304	$(112,823)	$41,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	16,163	194,594	—	210,757
Deferred income taxes	—	29,783	—	—	29,783
Stock-based compensation expense	—	—	21,094	—	21,094
Amortization of discount on debt and deferred debt issue costs and other	15,423	1,951	—	—	17,374
Intercompany and equity investment changes	(18,205)	(61,201)	(33,417)	112,823	—
Changes in operating assets and liabilities	2,219	(2,315)	(28,648)	—	(28,744)
Net cash provided by operating activities	40,956	25,900	224,927	—	291,783
Cash flows from investing activities:
Capital expenditures	—	(30,839)	(223,255)	—	(254,094)
Purchases of investments	—	(195,311)	—	—	(195,311)
Proceeds from sale of investments	—	182,725	—	—	182,725
Proceeds from sale of assets and other investing activities, net	—	4,960	(1,084)	—	3,876
Net cash used in investing activities	—	(38,465)	(224,339)	—	(262,804)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	9,044	—	—	—	9,044
Purchases of treasury stock	(50,000)	—	—	—	(50,000)
Payment of debt and capital lease obligations	—	(4,616)	(588)	—	(5,204)
Net cash used in financing activities	(40,956)	(4,616)	(588)	—	(46,160)
Decrease in cash and cash equivalents	—	(17,181)	—	—	(17,181)
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922
Cash and cash equivalents at end of period	$24,542	$315,199	$—	$—	$339,741

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
In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this quarterly report on Form 10-Q, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report. In addition, actual results may differ from our expectations due among other things, to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, an acceleration of customer disconnections, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, which may adversely affect our revenue growth or Modified EBITDA, delays in launching new products that our customers desire, decreased demand for our products, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs that may adversely affect the cost and availability of ILEC facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

tw telecom inc.

Through our subsidiaries, we serve 75 metropolitan markets with our extensive fiber facilities that are connected by our regional fiber facilities and national IP backbone. As of September 30, 2012, our fiber network spanned over 28,000 route miles (including approximately 22,000 metropolitan route miles), connecting to 16,919 buildings served directly by our local fiber facilities. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
Our objective is to be the leading national provider of high quality business network solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include:

•
Leveraging our local fiber assets and multi-purpose national IP backbone and integrating and managing other carriers’ facilities to enable our customers to connect to any of their locations with our network solutions, and using our local presence and local sales, sales engineering, customer support and operational resources, backed by a national organization, to provide personalized service and customized solutions for our customers;

•
Focusing our service offerings to deliver secure end-to-end solutions to our customers with a predictable, quality service experience, emphasizing business Ethernet and IP VPN services (which we refer to as strategic services), Internet-based services and converged service offerings and developing our advanced service capabilities, which we refer to as the "Intelligent Network," to meet the complex and evolving needs of our customers. The initial phase of the Intelligent Network, Enhanced Management, was launched in June 2012 for IP VPN, converged and Ethernet services, and the second phase, Dynamic Capacity, which allows customers to manage or schedule bandwidth, was launched in August 2012;

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
Revenue Trends
Total Revenue
Our revenue has grown sequentially for the past 32 consecutive quarters through September 30, 2012, including throughout the latest recession. Our revenue growth is dependent upon selling services to new and existing customers, retaining revenue from existing customers through retention programs aimed at reducing disconnections, renewing customers’ contracts upon contract expiration and selling higher value services to existing customers to mitigate the impact of price reductions associated with contract renewals. Our year-over-year revenue growth rate increased over the prior year for the years ended December 31, 2009, 2010 and 2011 and was 4.5%, 5.1% and 7.4% in the years ended December 31, 2009, 2010 and 2011, respectively. These higher year-over-year growth rates were primarily due to higher demand, lower revenue churn and an increase in certain taxes and fees. We also believe that our newer and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to these higher growth rates. This trend continued in the nine months ended September 30, 2012 with a year-over-year revenue growth rate of 7.6%, compared to a year-over-year revenue growth rate of 7.1% in the nine months ended September 30, 2011. However, our year-over-year revenue growth rate decreased to 7.1% in the three months ended September 30, 2012 compared to 7.5% in the three months ended September 31, 2011 primarily due to a decrease in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense and federally mandated rate reductions associated with intercarrier compensation revenue (see Intercarrier Compensation Revenue below), among other factors.

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
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 41 consecutive quarters through September 30, 2012 and increased 10% and 11% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services and an increase in certain taxes and fees. Revenue from our enterprise customers represented 79% of our total revenue in each of the three and nine months ended September 30, 2012. We expect our future revenue growth to come primarily from our enterprise customer base and to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our enhanced service capabilities, especially our Intelligent Network that provide customers with detailed performance information about their services and our Dynamic Capacity that enables customers to increase their bandwidth real time to meet their network demands, will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations.
Carrier Customer Revenue
Our carrier revenue represented 19% of total revenue in each of the three and nine months ended September 30, 2012. Carrier revenue has been gradually declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of contracts upon renewals somewhat offset by installed sales of Ethernet services to wireline and wireless carriers to serve their end users’ needs. Carrier revenue from wireless providers represented 31% and 30% of total carrier revenue for the three and nine months ended September 30, 2012, respectively. Our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of total revenue in each of the three and nine months ended September 30, 2012. Intercarrier compensation revenue is expected to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. Due to a November 2011 FCC order, we expect intercarrier compensation revenue will decline over a six-year period beginning July 2012. We lowered our rates in July 2012 to comply with the order which resulted in an approximately $1 million impact to revenue in the third quarter of 2012 with the next mandated rate decrease to occur in July of 2013. Intercarrier compensation revenue may also fluctuate from quarter to quarter based on variations in minutes of use originating and terminating on our network and changes in customer dispute activity.

tw telecom inc.

Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and customer cost cutting, business contractions, financial difficulties and consolidation, among other reasons. We believe higher average monthly revenue churn of 1.3% in the year ended December 31, 2009 was the result of the economic downtown. Revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% for the year ended December 31, 2011 and 0.8% and 0.9% for the three and nine months ended September 30, 2012, respectively. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% of monthly revenue in each of the three and nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, and 0.3% of monthly revenue for the year ended December 31, 2009. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.9% and 1.0% in the three and nine months ended September 30, 2012, respectively, compared with 1.0%, 1.1% and 1.3% for the years ended December 31, 2011, 2010 and 2009, respectively. The majority of this churn came from our smaller customers, which we expect to continue.
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
In our industry, service agreements typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing is frequently reduced to current market levels as a renewal incentive. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the capacity of existing services, subject to applicable early termination charges, depending on their business needs. During periods of economic downturn, our customers’ needs may contract, resulting in fewer service additions.
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
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense remained at less than 1% of our total revenue in each of the three and nine months ended September 30, 2012, consistent with the years ended December 31, 2011, 2010 and 2009. We cannot assure that we will be able to continue to maintain bad debt expense at this low level.
Growth Initiatives and Modified EBITDA Trends
We have undertaken a number of initiatives to increase revenue growth, margins and cash flow that require both capital and operating investments. These operating investments during 2010 and 2011 included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support growing sales volumes and customer installations, support new product roll-outs and design and implement platforms for our network and services, some of which were incurred in advance of anticipated revenue. Our capital spending investments during 2010 and 2011 were to fund new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, incremental success-based expenditures to support higher sales, including sales to wireless providers, strategic fiber expansions and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. We believe that these initiatives resulted in continued expansion of our revenue growth, margins and cash flows. While capital spending decreased in the nine months ended September 30, 2012 compared to the same period last year, we expect to increase capital spending in the fourth quarter of 2012 to continue strategic market expansion to further reach new customer opportunities as well as the timing of project completion of certain success-based investments. In addition, we expect to grow our sales and sales support staff to leverage our product offerings to serve more complex solutions including our new services and capabilities, such as Dynamic Capacity, that we believe will enable us to attract new customers, sell more services to existing customers and retain customers in order to continue our growth trends. We cannot assure these and other initiatives will be sufficient to maintain our current financial performance or increase revenue growth, margins and cash flows.
Our Modified EBITDA (see Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA) has increased sequentially for 22 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 9.4%, 6.2% and 7.4% in the years ended December 31, 2009, 2010 and 2011, respectively, each compared to the prior year, and further grew 9.2% and 8.8% in the three and nine months ended September 30, 2012, respectively, compared to the same period last year. Modified EBITDA margin was 36.0%, 36.4% and 36.4% for the years ended December 31, 2009, 2010 and 2011, respectively, and 37.0% and 36.8% for the three and nine months ended September 30, 2012, respectively. These margins include the absorption of increased costs for special access due to higher prices and costs associated with additions to our IT and technical personnel. Additionally, these margins were impacted by the dilutive effect of volume and rate increases in certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the unaudited interim condensed consolidated financial statements). We believe that future margin expansion will come from increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions, other network expansions and overall growth in our recurring revenue base. Our continued cost efficiency efforts are also intended to contribute to our overall margins. This revenue and margin growth may be impacted by, among other risks, competitive pressures, higher employee, special access, fuel and energy costs, fluctuations in certain taxes and fees and any future inflationary pressures.

tw telecom inc.

Seasonality and Fluctuations
Although our business is not inherently seasonal in nature, historically our revenue and expense in the first quarter of the year has been impacted by some seasonal factors that may cause fluctuations from the prior quarter. First quarter installations and the associated revenue are frequently impacted by the slowing of our customers’ purchasing activities at the end of the fourth quarter. In the first quarter of 2011, we did not experience the seasonal slowing of revenue that we have historically experienced. In the first quarter of 2012, our revenue reflected the impact from seasonally lower sales in the fourth quarter of 2011 offset with increased taxes and fees related to ongoing revenue as well as increased tax rates. Our expenses are also impacted in the first quarter by the resetting of payroll taxes and in the third quarter by higher maintenance and utility costs. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results.
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

Results of Operations
The following table sets forth certain data from our unaudited condensed consolidated financial statements presented in thousands of dollars and expressed as a percentage of total revenue. This table should be read together with our unaudited interim condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(amounts in thousands, except per share amounts)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$189,164	51%	$164,670	48%	$548,495	50%	$475,025	47%
Voice services	91,052	25	85,220	25	271,681	25	251,880	25
Network services	81,261	22	86,878	25	249,074	23	265,287	26
Intercarrier compensation	7,457	2	7,688	2	23,112	2	23,192	2
Total revenue	368,934	100	344,456	100	1,092,362	100	1,015,384	100
Costs and expenses (2):
Operating (exclusive of depreciation, amortization and accretion shown separately below) (2)	156,195	42	144,161	42	458,374	42	425,141	42
Selling, general and administrative (2)	83,341	23	82,085	24	254,011	23	241,684	24
Depreciation, amortization and accretion	70,726	19	70,940	21	209,589	19	210,757	21
Total costs and expenses	310,262	84	297,186	86	921,974	84	877,582	86
Operating income	58,672	16	47,270	14	170,388	16	137,802	14
Interest expense	(21,825)	(6)	(21,930)	(6)	(65,266)	(6)	(65,747)	(6)
Debt extinguishment costs	(77)	—	—	—	(77)	—	—	—
Interest income	84	—	126	—	281	—	443	—
Income before income taxes	36,854	10	25,466	7	105,326	10	72,498	7
Income tax expense	15,885	4	10,873	3	45,706	4	30,979	3
Net income	$20,969	6%	$14,593	4%	$59,620	5%	$41,519	4%
Net income per share, basic	$0.14		$0.10		$0.40		$0.28
Net income per share, diluted	$0.14		$0.10		$0.39		$0.27
Weighted average shares outstanding, basic	147,973		147,084		147,481		147,528
Weighted average shares outstanding, diluted	150,359		148,999		149,781		149,734
Modified EBITDA and Modified EBITDA margin (1)(3)(4)	$136,538	37%	$125,023	36%	$402,294	37%	$369,653	36%
Net cash provided by operating activities	$111,185		$75,925		$319,784		$291,783
Net cash used in investing activities	$(83,751)		$(80,615)		$(249,379)		$(262,804)
Net cash provided by (used in) financing activities	$(98,312)		$(34,800)		$(106,999)		$(46,160)

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $19.3 million and $16.3 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $58.8 million and $46.7 million for the nine months ended September 30, 2012 and 2011, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

tw telecom inc.

(2)	Includes the following non-cash stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Operating	$473	$565	$1,428	$1,737
Selling, general and administrative	$6,667	$6,248	$20,889	$19,357

(3)
“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based compensation. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our 2018 Notes, our 2022 Notes our revolving credit facility (“Revolver”) and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan, our 2018 Notes and our 2022 Notes differs, but not materially, from the definition of Modified EBITDA used in this table. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net income	$20,969	$14,593	$59,620	$41,519
Income tax expense	15,885	10,873	45,706	30,979
Interest income	(84)	(126)	(281)	(443)
Interest expense	21,825	21,930	65,266	65,747
Debt extinguishment costs	77	—	77	—
Depreciation, amortization and accretion	70,726	70,940	209,589	210,757
Non-cash stock-based compensation	7,140	6,813	22,317	21,094
Modified EBITDA	$136,538	$125,023	$402,294	$369,653

tw telecom inc.

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in thousands)
Net cash provided by operations	$111,185	$75,925	$319,784	$291,783
Income tax expense	15,885	10,873	45,706	30,979
Deferred income taxes	(15,329)	(10,426)	(44,306)	(29,783)
Interest income	(84)	(126)	(281)	(443)
Interest expense	21,825	21,930	65,266	65,747
Discount on debt, amortization of deferred debt issue costs and other	(6,330)	(5,887)	(18,697)	(17,374)
Changes in operating assets and liabilities	9,386	32,734	34,822	28,744
Modified EBITDA	$136,538	$125,023	$402,294	$369,653

(4)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

tw telecom inc.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue. Total revenue increased $24.5 million, or 7%, to $368.9 million for the three months ended September 30, 2012 from $344.5 million for the comparable period in 2011. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.
Data and Internet services revenue increased $24.5 million, or 15%, to $189.2 million for the three months ended September 30, 2012, from $164.7 million for the comparable period in 2011. The increase in data and Internet services revenue primarily resulted from installed sales of strategic Ethernet and IP VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates.
Voice services revenue increased $5.8 million, or 7%, to $91.1 million for the three months ended September 30, 2012 from $85.2 million for the comparable period in 2011. More than half of the increase in voice services revenue resulted from an increase in both the volume and rate of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, with the balance from installed sales of converged and other voice services, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended September 30, 2012 and 2011.
Network services revenue decreased $5.6 million, or 6%, to $81.3 million for the three months ended September 30, 2012 compared to $86.9 million for the comparable period in 2011. The decrease resulted primarily from revenue churn (particularly from carrier customers), customers transitioning to Ethernet services, re-pricing of renewed customer contracts at lower rates largely in transport services and a decrease in certain taxes and fees, partially offset by growth in high capacity and collocation services.
Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of costs capitalized for labor and overhead on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. Operating expenses increased by $12.0 million, or 8%, to $156.2 million for the three months ended September 30, 2012, from $144.2 million for the comparable period in 2011. The increase in operating expenses primarily related to revenue growth, largely comprised of higher network access costs, as well as franchise fees. Additionally, more than a third of the increase in operating expenses resulted from an increase in both the volume and rate of certain taxes and fees. Operating expenses represented 42% of total revenue for both the three months ended September 30, 2012 and 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, information technology, billing, regulatory, administrative and legal functions. Selling, general and administrative expenses increased by $1.3 million, or 2%, to $83.3 million for the three months ended September 30, 2012, from $82.1 million for the comparable period in 2011. The increase primarily related to higher employee costs resulting from annual merit-based salary increases and other employee-related expense, as well as property and other taxes and regulatory fees. Selling, general and administrative expenses represented 23% and 24% of total revenue for the three months ended September 30, 2012 and 2011, respectively.
Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense decreased $0.2 million to $70.7 million for the three months ended September 30, 2012, from $70.9 million for the comparable period in 2011. The decrease was attributable to assets becoming fully depreciated, offset by additions to property, plant and equipment made during 2011 and 2012.
Income before Income Taxes. Income before income taxes was $36.9 million for the three months ended September 30, 2012 compared to $25.5 million for the comparable period in 2011. The increase in income before income taxes of $11.4 million, or 45%, resulted primarily from higher Modified EBITDA as discussed below.
Income Tax Expense. Income tax expense was $15.9 million for the three months ended September 30, 2012, compared to $10.9 million in the comparable period in 2011 resulting from higher income before income taxes. Our effective tax rate in the year ended December 31, 2011 was 42%. We expect our effective tax rate for the year ended December 31, 2012 to be similar to that for 2011.

tw telecom inc.

Net Income and Modified EBITDA. Net income was $21.0 million, or $0.14 earnings per share, for the three months ended September 30, 2012 compared to $14.6 million, or $0.10 earnings per share, for the comparable period in 2011. The increase in net income of $6.4 million, or 44%, resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. Modified EBITDA increased $11.5 million to $136.5 million, or 37% of total revenue, for the three months ended September 30, 2012, from $125.0 million, or 36% of total revenue, for the comparable period in 2011. The increase in Modified EBITDA was primarily the result of revenue growth, partially offset by an increase in network access and employee costs, franchise fees, property and other taxes and regulatory fees. For the three months ended September 30, 2012 and 2011, Modified EBITDA was sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand, including the proceeds from the $480 million offering of the 2022 Notes that we completed in October 2012, common stock (to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our existing Revolver. See Note 3 to the table under “Results of Operations” for a definition of Modified EBITDA and a reconciliation between net income and Modified EBITDA and net cash provided by operations and Modified EBITDA.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue. Total revenue increased $77.0 million, or 8%, to $1.09 billion for the nine months ended September 30, 2012, from $1.02 billion for the comparable period in 2011. The primary driver of this growth in revenue was increased data and Internet services revenue from installed services to enterprise customers.
Data and Internet services revenue increased $73.5 million, or 15%, to $548.5 million for the nine months ended September 30, 2012, from $475.0 million for the comparable period in 2011. The increase in data and Internet services revenue primarily resulted from installed sales of strategic Ethernet and IP VPN-based services and other services to enterprise customers somewhat offset by revenue churn.
Voice services revenue increased $19.8 million, or 8%, to $271.7 million for the nine months ended September 30, 2012 from $251.9 million for the comparable period in 2011. More than half of the increase in voice services revenue resulted from an increase in both the volume and rate of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, with the balance from installed sales of converged and other voice services, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the nine months ended September 30, 2012 and 2011.
Network services revenue decreased $16.2 million, or 6%, to $249.1 million for the nine months ended September 30, 2012, compared to $265.3 million for the comparable period in 2011. The decrease resulted primarily from revenue churn (particularly from carrier customers), customers transitioning to Ethernet services, and re-pricing of renewed customer contracts at lower rates largely in transport services, partially offset by growth in high capacity and collocation services.
Operating Expenses. Operating expenses increased $33.2 million, or 8%, to $458.4 million for the nine months ended September 30, 2012, from $425.1 million for the comparable period in 2011. The increase in operating expenses primarily related to revenue growth, largely due to higher network access costs, as well as higher employee costs resulting from increased operating personnel and annual merit-based salary increases somewhat offset by a decrease in field related costs. Additionally, more than a third of the increase in operating expenses resulted from an increase in both the volume and rate of certain taxes and fees. Operating expenses represented 42% of total revenue for both the nine months ended September 30, 2012 and 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.3 million, or 5%, to $254.0 million for the nine months ended September 30, 2012, from $241.7 million for the comparable period in 2011. The increase was primarily due to higher employee costs largely resulting from additional IT personnel, annual merit-based salary increases, non-cash stock-based compensation expense, incentive-based compensation due to increased service installations and other employee-related expenses, as well as property and other taxes and regulatory fees. Selling, general and administrative expenses represented 23% and 24% of total revenue for the nine months ended September 30, 2012 and 2011, respectively.
Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense decreased $1.2 million, or 1%, to $209.6 million for the nine months ended September 30, 2012, from $210.8 million for the comparable period in 2011. The decrease was attributable to assets becoming fully depreciated and gain on disposal of assets, partially offset by additions to property, plant and equipment made during 2011 and 2012.
Income before Income Taxes. Income before income taxes was $105.3 million for the nine months ended September 30, 2012 compared to $72.5 million for the comparable period in 2011. The increase in income before income taxes of $32.8 million, or 45%, resulted primarily from higher Modified EBITDA as discussed below.

tw telecom inc.

Income Tax Expense. Income tax expense was $45.7 million for the nine months ended September 30, 2012, compared to $31.0 million for the comparable period in 2011 resulting from higher income before income taxes. Our effective tax rate in the year ended December 31, 2011 was 42%. We expect our effective tax rate for the year ended December 31, 2012 to be similar to that for 2011.
Net Income and Modified EBITDA. Net income was $59.6 million, or $0.40 earnings per share, for the nine months ended September 30, 2012 compared to $41.5 million, or $0.28 earnings per share, for the comparable period in 2011. The increase in net income of $18.1 million, or 44%, resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. Modified EBITDA increased $32.6 million to $402.3 million, or 37% of total revenue, for the nine months ended September 30, 2012, from $369.7 million, or 36% of total revenue, for the comparable period in 2011. The increase in Modified EBITDA was primarily the result of revenue growth and a decrease in field related costs, partially offset by an increase in network access and employee costs, property and other taxes and regulatory fees. For the nine months ended September 30, 2012 and 2011, Modified EBITDA was sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand, including the proceeds from the $480 million offering of the 2022 Notes that we completed in October 2012, common stock (to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our existing Revolver.
Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used these funds and cash flow from operations to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. Additionally, we have also used cash to repurchase our common stock. In November 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $20.1 million was repurchased as of September 30, 2012. We may also use cash on hand in the future to repay current debt maturities or to satisfy debt repurchase obligations. Holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. See "Capital Resources--Possible Future Uses of Cash" below.
At September 30, 2012, we had approximately $1.3 billion of total debt and capital lease obligations and $459.4 million of cash, cash equivalents and short-term investments compared to approximately $1.4 billion of total debt and capital lease obligations and $484.9 million of cash, cash equivalents and short-term investments at December 31, 2011. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $62.4 million from December 31, 2011 to September 30, 2012 primarily due to cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from stock option exercises partially offset by capital expenditures, repurchases of our common stock and an increase in our debt resulting from accretion of the discount on our Convertible Debentures.
In October 2012, we completed a private offering of the 2022 Notes at an offering price of 100% of the principal amount of $480 million. For a description of the significant terms of the 2022 Notes, see Note 4 to the condensed consolidated financial statements. Interest expense will increase $25.8 million annually as a result of issuance of the 2022 Notes. We plan to use the net proceeds of this offering to settle the conversion obligations for the Convertible Debentures to the extent holders elect to convert their Convertible Debentures and we elect to settle the conversion obligations in whole or in part in cash, or if we otherwise redeem the Convertible Debentures. See "Capital Resources--Possible Future Uses of Cash" below for the terms under which the Convertible Debentures may be settled or redeemed. Any net proceeds not used for these purposes would be used for general corporate purposes. Pending the application of the net proceeds to these uses, we have invested the proceeds in cash equivalents.
Working capital, defined as current assets less current liabilities, was $7.3 million as of September 30, 2012, a decrease of $364.2 million from December 31, 2011. Our working capital ratio, defined as current assets divided by current liabilities, was 1.01 as of September 30, 2012 compared to 2.27 as of December 31, 2011. The decrease in working capital is primarily a result of an increase of approximately $353.6 million in the current portion of long-term debt for our Convertible Debentures. See "Capital Resources--Possible Future Uses of Cash" below.

tw telecom inc.

Cash Flow Activity
Cash and cash equivalents were $316.8 million and $339.7 million as of September 30, 2012 and 2011, respectively. In addition, we had investments of $142.6 million and $129.4 million as of September 30, 2012 and 2011, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Nine Months Ended September 30,
	2012	2011
	(amounts in thousands)
Cash provided by operating activities	$319,784	$291,783
Cash used in investing activities	(249,379)	(262,804)
Cash used in financing activities	(106,999)	(46,160)
Decrease in cash and cash equivalents	$(36,594)	$(17,181)
Operations. Cash provided by operating activities was $319.8 million for the nine months ended September 30, 2012 compared to $291.8 million for the same period in 2011. This increase in cash provided by operating activities primarily related to higher Modified EBITDA, somewhat offset by changes in working capital that are largely due to the timing of payments to vendors.
Investing. Cash used in investing activities was $249.4 million for the nine months ended September 30, 2012 compared to $262.8 million for the same period in 2011, primarily a result of a decrease in cash used for capital expenditures. Cash used for capital expenditures for the nine months ended September 30, 2012 was $241.0 million compared to $254.1 million for the nine months ended September 30, 2011. See “Capital Resources-- Capital Expenditures and Requirements” below.
Financing. Cash used in financing activities was $107.0 million for the nine months ended September 30, 2012, primarily consisting of the $101.5 million prepayment of the 2013 tranche of the Term Loan, repurchases of $11.5 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $10.0 million, payments of $5.3 million on the Term Loan and capital lease obligations, partially offset by proceeds of $20.1 million from exercises of stock options. Cash used in financing activities was $46.2 million for the nine months ended September 30, 2011, primarily consisting of repurchases of $50.0 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $6.4 million, and payments of $5.2 million on the Term Loan and capital lease obligations, partially offset by proceeds of $15.5 million from exercises of stock options.
In August 2012, we extinguished in full the $101.5 million tranche of our Term Loan B due January 2013 by utilizing cash and cash equivalents.
In October 2012, we completed a private offering of the 2022 Notes at an offering price of 100% of the principal amount of $480 million, as discussed above.
As of September 30, 2012 and after giving effect to the October 2012 private offering of the 2022 Notes, we had the following indebtedness outstanding or available:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,743	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	464,250	16,109
5 3/8% Senior Notes due 2022	480,000	25,800
Undrawn $80 million Revolver expires 2014	—	—

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

tw telecom inc.

(2)	The aggregate annual interest payments are based on the principal amount outstanding and the effective interest rate of 3.47% at September 30, 2012.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of September 30, 2012 and after giving effect to the October 2012 private offering of the 2022 Notes, which is not reflected on the condensed consolidated balance sheet as of September 30, 2012. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 and 2022 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c	The Term Loan matures in December 2016. The principal amount is reduced by quarterly principal payments.

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

Capital Expenditures and Requirements
Our total capital expenditures were $243.8 million for the nine months ended September 30, 2012 compared to $256.1 million for the same period in 2011, with the majority of capital expenditures in each period for success-based initiatives. Capital expenditures were lower for the nine months ended September 30, 2012 compared to the same period in 2011 primarily because certain technology and infrastructure investments made in 2011 did not recur, the timing of projects and capital efficiencies allowing us to more effectively redeploy equipment. In each of the years ended 2005 through 2011, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities that were directly linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures fluctuate as our volume of sales and service installations increases or decreases.

tw telecom inc.

For the full year 2012, we expect total capital expenditures to be at the lower end of our previously estimated range of $345 million to $355 million (see “Capital Resources” below for discussion of anticipated funding sources), the majority of which we expect to be for support of new sales opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we anticipate will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.
Capital Resources
Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand (including cash equivalents and investments), common stock (to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our undrawn Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, an acceleration of customer disconnections, or other adverse factors, or if we make acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future. Other risks, such as a rating downgrade on our debt or adverse debt market conditions, could further impact our potential access to or the cost of financing sources.
Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial covenants, such as leverage and interest coverage ratios and limitations on capital expenditures that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding under the Revolver. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans. In addition, in order to avoid the early maturity of the Revolver if it is outstanding or its early termination if it is undrawn, we must demonstrate to our Revolving Lenders on December 28, 2012 that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full. We expect that we will be able to demonstrate that we have adequate cash and cash equivalents as of November 30, 2012 to meet such condition as a result of the net proceeds received from the October 2012 private offering of $480 million principal amount of 2022 Notes discussed above.
A lack of revenue growth or an inability to control costs could negatively impact Modified EBITDA and cause our failure to meet the required minimum ratios under the Revolver if we have loans outstanding under the Revolver or wish to draw on it. Although we currently believe that we will continue to be in compliance with the covenants, various factors, including deterioration of the economy, increased competition and pricing pressure and loss of revenue from significant customers, an acceleration of customer disconnections, a significant reduction in demand for our products without adequate reductions in capital expenditures and operating expenses or an uninsured catastrophic loss of physical assets or other risk factors could cause us to fail to meet our covenants. If our revenue growth is not sufficient to sustain the Modified EBITDA performance required to meet the debt covenants described above, and we have loans outstanding under the Revolver or wish to draw on it, we would have to consider cost cutting or other measures to maintain required Modified EBITDA levels or to enhance liquidity.

The Revolver, Term Loan, 2018 Notes and 2022 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan, 2018 Notes and 2022 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the Revolver and Term Loan agreements also may constitute an event of default under the indenture for the 2018 Notes and 2022 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the Revolver agreement. We are required to offer to prepay the 2018 Notes, 2022 Notes and the Term Loans on an individual basis if a change of control and a debt rating decline occurs as defined in the indenture for the 2018 Notes, 2022 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. As of September 30, 2012, we were in compliance with all of our debt covenants.

tw telecom inc.

Possible Future Uses of Cash. Our consistent financial performance and cash, cash equivalent and short-term investments of $459.4 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes, 2022 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes, 2022 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace or prepay all or a portion of our Term Loan and Revolver.
Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we have a minimum of $225 million in cash and equivalents after giving effect to the repurchase and meet certain other conditions, which we met as of September 30, 2012, and do not use the Revolver proceeds for this purpose. The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The holders of the Debentures also have the right at any time prior to April 1, 2026 to convert the debentures into shares of our common stock at a conversion rate of 53.6466 shares per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. If the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000 (“principal plus premium”). Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. As of September 30, 2012, the if-converted value of the Convertible Debentures exceeded the principal amount by $149.4 million. This amount could increase or decrease depending on the market price of our stock at the time of conversion. If we notify the holders of our outstanding Convertible Debentures of redemption at a price equal to 100% of the principal amount plus accrued and unpaid interest, the holders instead would likely convert the debentures into shares of our common stock at principal plus premium, as discussed above, which they may do until one day prior to the redemption date. Further, in order to avoid the early maturity of the Revolver if it is drawn, we must demonstrate to our revolving lenders that we have sufficient cash and cash equivalents as of November 30, 2012 to redeem or repay the Convertible Debentures in full. We expect that we will be able to demonstrate that we have adequate cash and cash equivalents as of November 30, 2012 to meet such condition as a result of the net proceeds received from the October 2012 private offering of $480 million principal amount of the 2022 Notes discussed above under "Liquidity and Capital Resources."
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to an additional $300 million of our common stock, of which approximately $20.1 million was repurchased as of September 30, 2012. This authorization does not have an expiration date, but can be withdrawn by the Board of Directors at any time. Our Revolver permits repurchases of our common stock up to $150 million annually in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes, including dividend payments, and meet certain other conditions, which conditions we met as of September 30, 2012. Up to $50 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is also more restrictive than our other debt agreements. We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.

tw telecom inc.

Risk Management. As of September 30, 2012, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper, debt securities issued by the U.S. Treasury and other U.S. government agencies, and corporate debt securities, some of which are guaranteed by the federal government’s Temporary Liquidity Guarantee Program. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than as a result of the private offering in October 2012 of $480 million principal amount of the 2022 Notes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2012 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

tw telecom inc.

Date: November 6, 2012	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 17, 2007)*

4.1 –
Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for the 5 3/8% Senior Notes due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 4, 2012)*

4.3 –
Amendment and Restatement Agreement (including Amended and Restated Credit Agreement), dated as of December 2, 2010, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the Consenting Lenders and Wells Fargo Bank, National Association, as administrative and collateral agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 2, 2010)*

4.4 –
First Amendment to Amended and Restated Credit Agreement dated as of November 9, 2011, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, each Revolving Lender party thereto and Wells Fargo Bank, National Association, as administrative agent.*

4.5 –
Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.6 –
Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.7 –
First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

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