Form 10-K
period 2012-12-31
tw telecom inc.
filed 2013-02-15
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________
FORM 10-K
  ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒
As of June 30, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $3.8 billion, based on the closing price of the registrant’s common stock on the NASDAQ Stock Market reported for such date. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of tw telecom inc.’s common stock as of January 31, 2013 was 152,074,360 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before April 30, 2013.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This document contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, the impact of the economic downturn, activities and results, expected revenue mix, expected revenue growth, the impact of accounting changes, future tax benefits and expense, expense trends, future liquidity and capital resources, product plans, growth initiatives, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA trends, expected network expansion, potential changes in certain accounting reserves and allowances and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in this report. In addition, actual results may differ from our expectations due among other things, to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, increased customer disconnections and churn, increased competition, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn which may adversely affect our revenue growth or EBITDA, delays in launching new products that our customers desire, decreased demand for our products, further declines in the prices of and revenue from our services due to competitive pressures, industry consolidation and other industry conditions, an ownership change that results in limitations on our use of net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of incumbent local exchange carriers (“ILECs”) or other carriers changes in the availability of those facilities, increased costs from healthcare reform, higher taxes and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Through our subsidiaries, we serve 75 U.S. metropolitan markets with our extensive fiber facilities that are connected by our regional fiber facilities and national IP backbone. As of December 31, 2012, our fiber network spanned approximately 29,000 route miles (including approximately 22,000 metropolitan route miles), connecting to 17,948 buildings served directly by our local fiber facilities. Our fiber networks also connect to over 400 key third party data centers across the country where customers deploy their own equipment or connect to cloud service providers. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
We offer a portfolio of solutions to our customers with predictable and reliable service quality that we believe is industry-leading. We design and deliver scalable and efficient solutions that enable our customers’ complex and evolving business applications. These solutions emphasize our data networking service offerings, which include IP VPN and an expanding portfolio of business Ethernet data products with Class of Service (which allows customers to assign different priorities to various traffic types) and our converged service offerings comprised of data, Internet, voice, security, remote access and managed routers. We also continue to provide a broad range of traditional services including a dedicated network service portfolio with private line, special access and private transport networks, voice services, and secure, high capacity Internet access.
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

Business Strategy
Our objective is to be the leading national provider of high quality business networking solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include the following:

Focus Our Service Offerings to Meet the Complex and Evolving Needs of Our Customers. As the complex needs of our customers evolve and more of their critical applications are divided between their private networks, third party data centers and cloud application providers, we have developed and launched the first two phases of our innovative Intelligent Network and service capabilities (see “Services--Data and Managed Services--Intelligent Network”):

•
"Enhanced Management" launched in June 2012, which provides end-to-end visibility into network performance of Ethernet and managed services on a real-time, site-specific basis through our web-based customer portal. Customers are able to establish customized performance thresholds and receive proactive alerts on service performance. These innovative capabilities provide customers a segmented, granular view of their specific service performance information, rather than the aggregate network averages or overall views provided by other carriers; and

•
"Dynamic Capacity" launched in August 2012, which enables Ethernet customers to scale their bandwidth on demand or schedule bandwidth availability as needed, paying for the incremental capacity they use. This feature is currently available through our customer portal and we plan to incorporate automation in the future through application interfaces.

We are developing additional functionality to enable customers to manage and prioritize their applications running on our services. Through continuing service innovation, we expect to provide additional intelligent capabilities, automation and other service advancements in the future so that our services will continue to meet our customers' evolving needs.
Capitalize on the Increased Demand for Connectivity Created by the New Information Technology (“IT”) Environment to Enable Customers' IT and Business Strategies. Our enterprise customers are increasingly adopting cloud computing, collaboration, disaster recovery and data center strategies to advance their businesses. We believe that this new IT environment is creating new network demand and opportunities for us. With our Intelligent Network and other advanced service offerings and secure and reliable network connectivity, we are well positioned to provide our customers the flexibility they seek as they are adopting cloud IT strategies to buy services on demand, for as long as they need the service. Our network solutions provide customers the ability to consume network services similarly to how they consume cloud services thus enabling us to capture incremental market share. We plan to continue to further leverage this demand by providing network solutions to the data centers, cloud providers, hosting companies and other participants in this environment and by further automating to enable enterprise customers seeking cloud solutions to more quickly access secure connections to buildings and data centers on our network. We believe that these areas of growing demand have been and will continue to be drivers of our growth.
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

•
Customized service interaction: We use a coordinated approach that leverages both local resources and our national operating centers to deliver personalized customer service, including providing timely status updates and resolving issues in the shortest possible timeframe. Customers choose the type of service interaction that works best for them: local, national, electronic or live support. In addition, customers can customize their view within our web-based customer portal to quickly locate the information that is most important to them. My Portal is our tool to enable customer knowledge and decision making about their services. Customers can navigate through their account information, network services, trouble tickets, network performance information, order status, billing and payment information either through self-service or with the support of our customer service personnel. We continue to develop additional functionality and enhancements that our customers request and that support our solutions.

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

Leverage Our Local Presence on a National Scale with Global Reach. We leverage our local and regional fiber assets and our multi-purpose national Ethernet and IP backbone as well as integrate and manage facilities from other carriers, domestically and globally, to enable our customers to connect to their locations with our network solutions. We have a local presence in our markets with sales, sales engineering, customer support and operational resources, backed by a national organization, to provide personalized service and customized solutions for our customers. These local resources are led by general managers who have accountability for the growth, management and profitability of their local markets.
We believe that our local presence, local and regional fiber-based facilities, and national Ethernet and IP backbone enable us to:

•	Offer flexible and scalable products;

•	Focus both on selling services in our local markets and providing wide area solutions on a national basis with multi-site and multi-city end-to-end solutions for our regional and national customers;

•	Provide a higher quality of service than other competitors;

•	Realize a competitive advantage over non-facilities based providers;

•	Realize higher margins than carriers that do not operate their own local fiber facilities; and

•	Provide a reliable and diverse network.
Enhance Our Multi-Channel Sales Strategy. We have a multi-channel approach to our sales strategy that includes:

•
Our direct sales channel, consisting of highly knowledgeable and tenured sales and technical support personnel who focus on medium to large enterprise customers in our local markets. Our direct customer segment sales structure supports local sales, national enterprises, public sector entities and carriers. We continue to expand our direct sales organization, including sales professionals who can more effectively sell our more complex, IT-centric services, and to invest in tools, training and other initiatives to maximize sales productivity;

•
Our indirect sales channel that extends our sales coverage in our markets by leveraging our representatives’ customer relationships. We continue to enhance our indirect sales channel in size and scope by adding selected representatives such as value added resellers, cloud providers and system integrators, whose capabilities complement our network service offerings, and expand the portfolio of services available for sale through this channel; and

•
Our customer relationship specialists, who focus on sales to our smaller customers and increasing customer retention, freeing our primary sales force to focus on high potential existing and new customers.

Broaden Our Reach and Capabilities to Position Us for Longer-Term Growth and Operational Scale by Employing Our Disciplined Capital Allocation Strategy. Our strategy is to invest for near and long-term growth. We maintain a disciplined approach to capital spending to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers with our network. We continue to innovate and invest in our business throughout various economic cycles in order to position us for long-term growth. These investments enable us to expand our market opportunity, extend our fiber network and increase both our operational and service capabilities to meet our customers’ growing and complex needs. Elements of our strategy include:

•
Success-based investments. The majority of our investments are success-based, driven by customer sales, and include costs to expand our fiber-connected buildings and add equipment and capacity to our network, which must meet certain financial return criteria. In addition to funding current customer opportunities, these investments allow us to reach additional potential customers for future growth. This category of investments is intended to reach their incremental return thresholds within the short to medium term.

•
Long-term strategic investments. These investments fund geographic expansions within our markets and adjacent markets, technological advancements of our network and service capabilities for future growth and enhancements to our back office support systems and customer interfaces to increase employee productivity and enhance the customer experience. These investments include fiber construction, strategic fiber purchases, equipment purchases and IT system enhancements for service advancements and automation, among others, all of which have a longer term expected return on investment.

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

Services
We deliver a portfolio of scalable, integrated and managed network solutions serving customers’ complex network needs and IT requirements. Our revenue by major service categories for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012		2011		2010
	(amounts in thousands)
Revenue:
Data and Internet services (1)(2)(3)	$746,297	51%	$646,682	47%	$547,218	43%
Voice services (2)(3)(4)	363,743	25	338,655	25	332,870	26
Network services (5)	330,088	22	350,709	26	359,169	28
Intercarrier compensation (6)	30,127	2	30,845	2	33,914	3
Total revenue	$1,470,255	100%	$1,366,891	100%	$1,273,171	100%
 ___________________

(1)	See Data and Managed Services--Local Solutions, Wide Area Solutions, Intelligent Network and Internet Services below.

(2)
See Data and Managed Services--Managed Services below. Revenue from the data components of converged services is included in the Data and Internet services revenue category, revenue from the voice components of converged services is included in the Voice services revenue category and revenue from all other components of Managed Services is reflected in the Data and Internet services revenue category.

(3)
See Integrated Services below. Revenue from the voice components of integrated services is included in the Voice services revenue category and revenue from all other components is included in the Data and Internet services revenue category.

(4)	See Voice Services below.
(5)See Network Services below.

(6)	See Intercarrier Services below.

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

Data and Managed Services
Our data services enable customers to connect their locations and internal local area networks together into a single managed solution. From these capabilities, customers have options to manage an array of business and communication applications, including voice, Internet and private network connectivity. We offer the following business Ethernet and managed services:
Local Solutions

•
E-Line. A business Ethernet private line and virtual private line service supporting point-to-point and point-to-multipoint customer configurations within our markets, which is highly scalable with speeds up to 10 gigabits per second ("Gbps").

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
Wide Area Solutions

•
E-Line. A business Ethernet private line and virtual private line service supporting point-to-point and point-to-multipoint customer configurations between our markets, highly scalable with speeds up to 10 Gbps.

•	E-Access. A business and carrier Ethernet solution that provides ubiquitous reach across the United States through a single Ethernet connection that scales up to 10 Gbps.

•
Extended NLAN. Provides business Ethernet connectivity between most of our markets and is available in either point-to-point or multi-point configurations, generally up to 1 Gbps, and includes Class of Service options.

•	Regional Ethernet. Provides point-to-point private lines between select markets with the advantage of Ethernet interfaces.

•
IP VPN Services. These services connect multiple customer sites by creating a secure virtual network for the customer within the U.S. and to other countries. Class of Service options are available with premium IP VPN service. Connection speeds are available up to 1 Gbps.

Managed Services
We offer a suite of managed services that complement our data, Internet and converged service offerings. These services allow our customers to reduce the overall management burden of their data systems and IT staff:

•
Converged Services fully integrate any combination of communication applications including IP VPN, voice, Internet, security and managed router service into a single managed IP solution available in our 75 core markets and certain additional markets across the U.S. where we can support local voice calling access. This solution is scalable from 1.5 Mbps to 1 Gbps, and enables each communication application to dynamically share all subscribed bandwidth. Class of Service options are available.

•
Managed Router. A turnkey solution available with our IP VPN, Internet and converged Services solutions that includes customer premise-based routers that we procure, configure, maintain and manage. The service includes active monitoring and alarming, on-site installation and hardware maintenance.

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

Intelligent Network
We have developed and are continuing to develop service enhancements that provide customers with a new level of visibility and control over their services. The Intelligent Network features that are now available include:

•
Enhanced Management. An interactive solution that gives customers detailed, site-specific visibility into the performance of their managed or Ethernet services through our customer portal (see "Customer Care"). Customers gain real-time knowledge of how their network is performing with respect to latency, packet delivery and jitter correlated to their bandwidth utilization, available end-to-end, site-specific and by Class of Service.

•
Dynamic Capacity. Enables E-Line Business Ethernet customers to interact with their network and optimize their business by giving them the ability to scale their bandwidth, doubling or tripling capacity, within seconds or scheduled in advance, without service interruption through our customer portal.

Internet Services
Our dedicated high capacity Internet service enables customers to access the Internet and other external networks. We offer a wide range of Internet services with bandwidth speeds ranging from 1.5 Mbps to 10 Gbps transported via Ethernet or traditional Time Division Multiplexing (“TDM”) connectivity. Our Ethernet Internet services are available using Ethernet connections from 2 Mbps to 10 Gbps. Our traditional TDM-based Internet services are available via industry standard transport facilities, with DS-1 to OC-48 connectivity.
Integrated Services
Our bundled integrated offerings enable customers to purchase a full array of access options that combine lines, trunks, long distance, and Internet services to provide an integrated service offering that can dynamically allocate bandwidth for maximum network efficiency, and eliminate the customers' need for multiple vendors.
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

•
SIP Trunking. Next generation, end-to-end VoIP solution geared towards both medium and large enterprises. We deliver a fully managed solution allowing businesses to avoid both the capital and operating expense of additional local area network equipment enabling them to realize the values of IP telephony.

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

Network and Facilities
Overview. Our integrated network infrastructure combines physical fiber assets and equipment with software-enabled or "logical" capabilities that provide a cost effective platform for the layering of our services and enables us to manage our customers’ needs and to scale our customer service support. Our local, regional and national network utilizes advanced architectures and technologies to deliver high capacity, scalable and resilient network services. Our local markets are interconnected through our IP backbone utilizing multiple standard protocols and operate on fully redundant routers which enable us to deliver services between markets and to the public Internet.
We have designed and constructed our integrated network infrastructure over fiber rings generally using path diversity equipped with electronics that automatically re-route service if a network impairment such as a fiber cut occurs. Our integrated network supports our customers’ application needs through business Ethernet services using state of the art network equipment or optical networking services, leveraging DWDM or SONET technology.
Our VoIP services utilize our packet-based soft switches and media gateways located in our local markets. This equipment is smaller and more cost effective than traditional PSTN end office switches. Our soft switches are interconnected using a VoIP enabled, private IP backbone that operates on our integrated network. Our VoIP network architecture also supports complex disaster recovery services for customers having mission critical voice requirements.

Our integrated network assets and architecture provide the foundation for evolving advanced capabilities that we refer to as the “Intelligent Network” (see "Services--Data and Managed Services--Intelligent Network"). Through the evolution of these capabilities, we are providing customers with the ability to manage their own network services using decision making tools, including network performance information obtained through Enhanced Management and flexible capacity, and planned service offerings to enable customers real time control over the prioritization of their traffic on their services, either manually through our customer portal or using automation through application program interfaces.
Local Market Technical Overview. We serve our customers from central offices that are strategically positioned throughout our local markets. The central offices house the network equipment needed to interconnect customers with each other and with other local exchange, Internet and Ethernet networks. We deploy Ethernet switches, routers, soft switches, media gateways and other electronic network devices in our central offices that are generally configured with redundant electronics and power supplies capable of automatically switching to backup equipment in the event of hardware impairments or failures. This redundancy provides protection to our customers and helps reduce the incidence of service interruptions. We also install and manage our electronics on our customers’ premises to interface with their communications equipment.
Our network is interconnected with multiple ILECs and other carriers for transport and voice services, and our network backbone is connected directly with several external networks to increase our network reach and access. We provide IP VPN service to international locations through arrangements with international network providers and provide a converged VPN solution to our customers’ locations outside of our network through the use of facilities provided by other carriers. We have peering and transit connections with external network vendors that provide our customers exit points from our network to the public Internet. We also have voice peering connections to exchange voice services and features using VoIP-related protocols that are more efficient and offer more capacity and resiliency than traditional TDM trunking connections.
Fiber Lease and License Agreements. We provide a substantial portion of our services entirely on fiber network facilities that we constructed, purchased from other providers or obtained through acquisitions. We also license fiber network facilities through indefeasible rights of use agreements or other similar long term licensing or leasing arrangements (collectively “IRUs”) from other fiber providers. Similarly, our Capacity License Agreements with Time Warner Cable, Comcast Corporation and Bright House Networks, LLC (collectively, the “Cable Operations”), provide us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations in 23 markets for a term that expires in 2028. The Capacity License Agreements do not restrict us from constructing or licensing fiber-optic capacity from other parties in the markets where we license fiber network facilities from the Cable Operations.

Network.
The following map shows our 75 markets:

Seattle
Spokane
Portland/Vancouver
Boise
Sacramento
San Francisco
Oakland
San Jose
Fresno
San Luis Obispo
Bakersfield
Santa Barbara
Los Angeles
Orange County
San Diego
Las Vegas
Phoenix
Tucson
El Paso
Albuquerque
Denver National Operations Center
Colorado Springs
Minneapolis
Milwaukee
Chicago
Kansas City
St. Louis National Operations Center
Tulsa
Little Rock
Ft. Worth
Dallas
Shreveport
Austin
San Antonio
Houston
Corpus Christi
Lake Charles
Lafayette
Baton Rouge
New Orleans
Jackson
Memphis
Birmingham
Montgomery
Mobile
Columbus
Dayton
Indianapolis
Cincinnati
Louisville
Lexington
Nashville
Chattanooga
Greenville
Charlotte
Atlanta
Columbus
Syracuse
Albany
Rochester
Binghamton
New York
Northern New Jersey
Washington DC
Baltimore
Greensboro
Raleigh
Fayetteville
Spartanburg
Columbia
Charleston
Jacksonville
Orlando
Tampa
Ft. Lauderdale
Miami
Honolulu
Legend
tw telecom Markets
National Operations Center
10/06/11

Network Monitoring and Management. We provide a single point of contact for our customers and consolidate our systems support and technical expertise for management of our customer and internal networks at our two network operations centers in metropolitan locations near Denver, Colorado and St. Louis, Missouri. These two centers offer capability for redundancy and overlap coverage for our customer networks. We provide 24 hours per day, 7 days a week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status, and performance information for network and customer services, which allows us to react swiftly to repair network or service trouble. We continue to enhance our capabilities and programs that focus on network health and stability and enable us to address network issues before they impact our customers.
Information Technology Solutions. We focus our efforts on creating and deploying applications, systems and technology that optimize our business and increase operational scale through the use of automation and customer self-service portals. We have invested in applications and systems that increase our workforce productivity and decrease manual touch points. This strategy has also enhanced our ability to manage our customers' experience and increased the ease of doing business with us by making information available to our customers in a unified and comprehensive way. We blend the purchase of proven, commercially available software that can be tailored to our business processes, and in-house developed applications that conform to our architectural framework. We select systems that are flexible enough to conform to a rapidly changing environment, while being scalable and easily maintained and enhanced.
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

We have established a dedicated security team to proactively address the security of our networks and internal and customer-facing systems, employing state of the art systems to detect and protect against intrusions.  We also engage all of our employees in our security program though training and communication. The security team also provides input into our new service development process.

Network Development and Application Laboratory. We have a laboratory that is equipped with advanced systems and equipment, including those we use in the operation of our network. The technology lab is designed to provide a self-contained testing and integration environment for the purposes of:

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

Billing Systems. We utilize a single billing system that is interfaced directly into our operational support systems and financial systems for all of our services other than intercarrier compensation. This integrated billing environment increases customer bill accuracy and customer satisfaction. The billing system software is licensed from a billing vendor that develops feature enhancements for us as needed and handles the daily support and maintenance of the system, which operates on our computing hardware. We also utilize a usage collection and management application that gathers network services billing events and usage while creating a real time seamless stream of information that not only provides higher precision usage measurement and revenue tracking, but also provides the foundation for the Intelligent Network services billing.

Green Initiatives. As we replace equipment in our network in the normal course to enable new services we have installed and plan to continue to install new equipment that is cost effective both initially and over the life of the equipment. We ensure that our new equipment is more energy and space efficient as part of our multi-faceted green initiatives. We select new equipment with high efficiency ratings and less cooling consumption that lowers our costs, adds capacity and new capabilities, and takes less space in our central offices, which assists in avoiding costly central office expansions.

In addition to our focus on equipment replacement, we have also concentrated our efforts on energy efficiency in our central offices through remote monitoring of the local environment and automatically controlling cooling systems to minimize utility usage. We have conducted studies of some of our larger facilities in order to identify additional opportunities for energy conservation and enhancing the sustainability of our network. We are working with utility providers and tax authorities to obtain credits and incentives to help fund additional investments to conserve energy and further our green initiatives.
Customers, Sales and Marketing
Customers. We serve both business enterprise and carrier customers. Our enterprise customers include businesses that are data and IT intensive and are primarily in financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, systems integrators and public sector entities. Our carrier customers include ILECs, competitive local exchange carriers (“CLECs”), wireless communications companies and cable companies. As of December 31, 2012, we served approximately 28,000 customers. For the year ended December 31, 2012, enterprise customers represented 79% of total revenue. Our 10 largest customers, primarily carriers, accounted for 18% of our total revenue for the year ended December 31, 2012, and no customer accounted for 5% or more of total revenue. As our enterprise customer revenue continues to grow at a greater rate than our carrier customer revenue, the percentage of our total revenue represented by the carrier customers has been declining.

Sales and Marketing. Our service offerings are part of a comprehensive portfolio of services and solutions designed to support the current and next generation needs of our customers. Our sales and marketing strategy emphasizes our:

•	Targeted market strategy focused on key industry verticals and network applications originating from medium and large enterprises in proximity to our metropolitan fiber assets;

•	Comprehensive suite of multi-site large bandwidth solutions applying managed and Ethernet technology;

•	Intelligent Network capabilities adding visibility into network performance and customer control of bandwidth to our portfolio of data and managed services;

•	Continuing to meet ongoing demand and enhancements required from customers for our traditional voice, Internet, converged and transport products;

•	Strong customer and product lifecycle management to assure availability of the latest solutions to meet our customers' rapidly changing needs;

•
Leading coordinated customer experience strategy, including local support in the customer’s city, a responsive national customer service orientation with strong network management capabilities and customizable self-service tools; and

•	Tenured sales professionals and sales engineering professionals with network design capabilities.
We engage in direct local and national sales with specialized sales teams for enterprise, carrier and public sector customers. As of December 31, 2012, we had a total of 574 sales account executives and customer relationship specialists. To expand our sales coverage we continue to hire people strategically targeted at high opportunity markets and industries, and provide tools and training to increase the productivity of our new and existing sales and sales support personnel. Commissions for our direct sales representatives are linked to incremental revenue from services installed. We provide additional incentives for executing service contracts with terms of greater than one year, for certain products and for sales of services provisioned on our fiber facilities. Our customer relationship specialists focus on sales to smaller existing customers and increasing customer retention, freeing our primary sales force to focus on high potential existing and new customers.
Our indirect sales channel further extends our sales coverage by leveraging our representatives’ customer relationships and has increased its contribution to our revenue growth in 2012. This channel enables us to market our entire portfolio of services through experienced outside sales representatives, value added resellers, cloud providers, and systems integrators who provide services and equipment that complement our services, thereby offering customers a complete solution.  Our indirect sales representatives are compensated with residual commissions over the life of fixed term contracts and renewals, providing incentives for production and for customer retention through negotiated renewals.

Customer Care
We strive to deliver a consistent, differentiated, valuable customer experience through local and national support. Our local account representatives and customer relationship specialists work with local operations teams, central network operations centers and customer care teams to support our customers. We process customers' requests to order, upgrade or change their services through our coordinated local and national support teams, including customer project personnel who coordinate service installations. Our customer service center is available to all of our customers to answer their questions regarding billing, order status or maintenance concerns. In addition, our network operations centers provide 24 hours per day, 7 days a week trouble reporting and surveillance and monitoring of networks to maintain network reliability and performance (see “Network and Facilities--Network Monitoring and Management”).

Our online customer care self-help platform, MyPortal, offers our customers self-service capabilities that support our customer experience strategy. MyPortal enables customers to easily register and choose various on-line capabilities including the ability to view and pay their bills, view orders, create and view billing disputes, receive scheduled maintenance notifications, advise us of their internal scheduled maintenance activities, create and view trouble tickets, create and view various accounts and enter certain types of service change requests. Customers can also view their own network performance and utilization data on a site and circuit level basis for certain services. MyPortal is the gateway where our customers can obtain the visibility, flexibility and control that the Intelligent Network provides (see "Services--Data and Managed--Intelligent Network").
Competition
We believe that the principal factors affecting competition in our industry are:

•	Network capabilities and reach;

•	Customer service and experience;

•	Network and operational quality;

•	Service offerings;

•	Ability to provide customer specific solutions;

•	Sales strategy;

•	Integration of network and IT services;

•	Pricing; and

•	The regulatory environment.
We compete with other carriers primarily on service offering, network capabilities, service quality and customer service. In addition, we must price our services competitively with both the local market for those services and the market for national solutions. In our industry, technological advances and a competitive market have consistently caused general downward pricing pressure across our service portfolio. Competition varies across local markets and products which deliver national solutions, depending on the number and type of competitors in the market, their capabilities and the customer segment.
Our primary competition is from the ILECs, CLECs and cable companies. The ILECs, primarily AT&T Inc., Verizon Communications, Inc. and CenturyLink Inc., other CLECs and some cable companies offer services substantially similar to some of those we offer and target some of the same customers.
Our competitive strengths include our flexibility in providing customer-specific critical business solutions, our robust data and IP capabilities, our integrated network, our nation-wide footprint of metropolitan markets served with our extensive fiber facilities and building connections that are connected by our regional fiber facilities and national IP backbone, our Intelligent Network capabilities, which we believe represent unique technological advancements, our interconnection with other carriers, network redundancy and disaster recovery capabilities. We believe that our focus on customer service and our operational execution provides us with a competitive advantage over other carriers. Our extensive fiber facilities connecting to multiple buildings in each of our markets and between markets and the depth of our service portfolio also provide us with a competitive advantage over most other CLECs that have limited capabilities to serve carrier POP and data center locations and more limited service offerings.
Consolidation in our industry has resulted in larger and more formidable competitors. We believe that the ILECs have some competitive advantages over us because of their name recognition, technical capabilities, greater financial resources, broader geographic coverage, complementary IT service offerings and potential to bundle and subsidize services of the type we offer with revenue from other services. Cable companies compete with us primarily for business customers that are generally smaller than our target market, and selectively for larger enterprise customers for less complex single market offerings. CLEC competition for smaller customers buying lower speed solutions has increased as a result of their lower cost offerings for solutions provided over existing copper facilities rather than fiber optic facilities.
To the extent we interconnect with and use ILEC networks to service our customers, we depend on the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also use ILEC special access services, unbundled network element (“UNE”) loops, ILEC and other providers' Ethernet loops and ILEC and other carriers’ long haul and local circuits to reach certain customer locations that are not served by our network. Although regulation of ILEC performance standards exists with respect to UNE loops, there is minimal regulatory oversight of the quality of ILEC special access and Ethernet services. We believe that certain ILECs’ lack of investments in their wireline businesses has adversely affected their service delivery intervals and service quality. We also depend on large Internet Service Providers ("ISPs") for Internet peering, which is unregulated, to allow our customers to connect with certain ISPs with which we do not directly connect. We interconnect with other VoIP providers to provide voice solutions outside of our service areas and we rely on carriers with international facilities to provide IP VPN connections in certain international locations. Our ability to compete for customer locations that we do not serve directly on our network is dependent in part on the quality and timeliness of service we receive from these other carriers and our ability to obtain their services at a reasonable cost.

Regulatory environments at the state and federal level differ widely and may have considerable impacts on our costs, opportunities and resulting investment decisions. Some regulatory decisions have or may in the future have negative or positive impacts on our revenue or expense and may favor certain classes of competitors over us (see “Regulatory Environment” below).
Seasonality

We continue to expect business fluctuations to impact sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes, disputes, settlements, repricing for contract renewals and fluctuations in revenue churn, expenses, capital expenditures and certain taxes and fees. Historically our revenue and expense in the first quarter has been impacted by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year.
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
More recently, regulators have focused on broadband issues. The FCC delivered its National Broadband Plan (the "Plan") to Congress in March 2010. The Plan sets an ambitious agenda to encourage more private innovation and investment to ensure the universal deployment of broadband. This Plan outlines a number of initiatives that will impact the telecommunications industry including a review of competitive policies and wholesale markets, allocation and management of government controlled assets such as rights of way and poles and reforms to universal service mechanisms. The FCC has opened proceedings for most of the initiatives identified in this Plan, but most are still in process and we cannot predict their impact on us.
Federal Regulation
Special Access. We purchase a substantial amount of special access services from ILECs to expand the reach of our network and also provide special access services to our customers over our fiber facilities in competition with the ILECs. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including interstate special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the FCC modify certain of its interstate special access pricing flexibility rules to return these services to price–cap regulation to protect against unreasonable price increases for carriers like us and for regulation of ILEC service quality.
The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. In 2012, the FCC suspended the operation of the pricing flexibility triggers, which means that ILECs cannot expand the geographic scope of their capability to raise prices, pending further FCC review. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to continue to increase the price and reduce the service quality of special access services they sell to us but we may eventually experience less pricing pressure on the special access services we sell. If ILEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and reductions in the prices we pay ILECs for special access services that we purchase. We cannot predict when the FCC will conclude the proceeding on interstate special access pricing regulation or the impact of any such action.

In addition, the FCC has granted ILEC requests for forbearance from regulation of certain Ethernet and OC-n high capacity services offered by the ILECs as special access, with the result that prices we would pay for those services are no longer regulated and can increase. We are seeking to reverse these forbearance requests. In the meantime, we have pursued commercial agreements with the ILECs and other providers for those services.
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
We and other carriers are required to make contributions to the federal Universal Service Fund, which provides support to promote access to telecommunications services at reasonable rates for those living in rural and high-cost areas, income-eligible consumers, rural health care facilities, schools and libraries. In 2012, the FCC established the Connect America Fund to support broadband access. The FCC is currently investigating a new assessment mechanism. We cannot yet determine the impact this proceeding will have on us.

The FCC released an order on November 18, 2011, which establishes a transition by July 2018 of all terminating intercarrier compensation rates to “Bill and Keep,” meaning that the exchange of traffic would generate no revenue or expense, with intermediate step-downs beginning in July 2012. Intercarrier compensation revenue, comprised of switched access revenue and reciprocal compensation revenue, represented 2% of our total revenue for the year ended December 31, 2012. We lowered our rates in July 2012 to comply with the order and the next mandated rate decrease is scheduled to occur in July of 2013. As a result of the order, we lost approximately $2.0 million in intercarrier compensation revenue in the year ended December 31, 2012 and expect intercarrier compensation to decline approximately $4.0 million in the year ended December 31, 2013 compared to the full year 2012.
Pole Attachments. In April 2011, the FCC adopted reforms to its pole attachment rules that generally require parity in pole attachment rental rates between cable television attachments and telecommunications attachments and streamlined the process for gaining access to utility company pole attachments. A number of utility companies have filed legal challenges to the rules in a federal appellate court. We and other telecommunications and cable television companies have filed petitions to intervene in the proceeding to support the FCC's position. We cannot predict the likely outcome of the challenge.
State and Local Regulation
We have obtained the required authorizations to provide intrastate telecommunication services in 40 states and the District of Columbia. These authorizations cover traditional voice services, private line services as well as switched access. We provide Internet Access and interstate private line-type services throughout our service area that do not require individual state certifications.
Additionally, where we have placed facilities in the public right-of-way, we have obtained the necessary permits, licenses and or franchises from local authorities.
Intercarrier Compensation. Most states continue to have jurisdiction over pricing of intrastate switched access. Increasingly, states have been reassessing this pricing for both ILECs and CLECs. Currently, 16 states in which we provide switched services have benchmarking rules that limit the switched access rates that we charge other carriers. The recent FCC Intercarrier Compensation Order (see "Federal Regulation--Intercarrier Compensation and Universal Service Fund”) requires all intercarrier compensation rates to transition to Bill and Keep ending July 1, 2018. States are responsible for ensuring that LECs reduce state switched access rates in accordance with the FCC Order.
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

Employees
We had 3,147 and 3,051employees as of December 31, 2012 and 2011, respectively.

Item 1A.	Risk Factors
We may be unable to sustain our revenue growth and increase our cash flow despite the implementation of several initiatives designed to do so.
Our objective is to increase our revenue growth, cash flow and margins in order to continue to build shareholder value. We have pursued and continue to pursue several growth initiatives, including:

•	Expanding our sales reach through an increase in our sales and support resources with focus on acquiring new skills including technical IT knowledge;

•	Investing in new technologies to deliver new and innovative capabilities to drive sales of data and Internet services;

•	Further advancing our network and systems functionality to increase efficiencies, capabilities and to enable more dynamic customer connections;

•	Targeting customer care initiatives to improve customer retention; and

•	Continuing the expansion of our network reach in existing and adjacent markets to reach more customers.
Our ability to manage and achieve the intended benefits of this expansion depends on many factors, including our ability to:

•	Attract new customers and existing customers to our new and innovative service offerings;

•	Employ new technologies and remain competitive with technologies adopted by competitors;

•	Remain competitive against much larger carriers;

•	Attract the sales and technical personnel that we need to carry out our plans; and

•	Acquire facilities from other carriers at a reasonable price with acceptable service quality to serve customers that are not directly connected to our network.
There is no assurance that our growth initiatives will result in their intended objective of improvements in our results of operations. Factors such as customer disconnections, price competition and declining prices could adversely affect our ability to sustain revenue growth unless we can sell and install growing volumes of services to outpace those impacts.
The market for our services is highly competitive, and many of our competitors have significant advantages that may adversely affect our ability to compete with them.
We operate in an increasingly competitive environment, and some companies may have competitive advantages over us. Most ILECs offer substantially the same services that we offer and may in varying degrees benefit from:

•	Their name recognition;

•	Greater financial and technical resources;

•	Larger networks and broader network coverage;

•	The ability to provide other services that complement the services that they offer in competition with ours;

•	Their wireless service offerings;

•	The ability to leverage a customers’ total expenditures with them by providing lower prices for bundled service offerings and subsidizing services that compete with ours; and

•	Regulatory decisions that decrease regulatory oversight of ILECs.

Consolidations involving ILECs, CLECs and others may result in fewer, but much larger and more effective competitors. We also face competition from other CLECs and cable companies. The cable companies are primarily competing for smaller business customers currently and single-site Ethernet applications; however, if they expand their network coverage and product offerings there may be additional competition for the customers that we target. Price cutting or other aggressive attempts by other carriers to retain customers in the dampened economic environment may pressure our pricing or require us to reduce prices for existing services upon contract renewals, thereby reducing our revenue and margins. In some of the markets in which we operate, we may experience increased competition for the medium and large enterprise customers that we target, which could adversely affect our revenue and margins. In addition, new technologies could create additional competition in the future.

The economic environment in the U.S. and globally could affect our future operating results.
Beginning in late 2007, the unfavorable economic environment had varying degrees of impact on our business, reflected primarily in longer sales cycles, decreased sales and higher customer disconnections that dampened our revenue growth. Continued economic uncertainty or a lack of economic growth could increase our customer disconnections of service and bad debt, and prices and new sales may decline or sales may be delayed due to decreased demand for our services, customer cash flow constraints, customer credit deteriorations and other factors. Unfavorable economic conditions could also prevent us from achieving the benefits of capital investments in our business that we have made for future growth. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. Our revenue, margins and cash flow are subject to fluctuations in the ordinary course of business due to the timing of sales and installations, disputes and dispute resolutions, pricing declines upon contract renewals, expense and capital expenditures and seasonality in sales and usage-based services. A return to recession or a further slowing of the economy could amplify the effect of those normal fluctuations on our results. Our key vendors that supply critical equipment and software or other goods and services that we rely upon in the provision of our services could be adversely affected by negative macro-economic factors. There is no assurance that we could replace critical components with alternate providers on a timely and cost efficient basis if our key vendors experience a financial crisis.

Several customers account for a significant portion of our revenue, and some of our customers may disconnect their services due to price competition, customer consolidations, financial difficulties, or other factors.
We have substantial business relationships with a few large customers, especially other carriers. Our 10 largest customers accounted for approximately 18% of our total revenue in 2012. The highly competitive environment in the long haul carrier sector and technological changes have challenged the growth prospects of some of our carrier customers and the economic environment, competition and other factors have impacted some of our enterprise customers and could lead to reductions in our revenue in the future. Ongoing consolidation in the telecommunications industry could result in the consolidated companies disconnecting some of the services they purchase from us or buying fewer services from us than the pre-consolidation companies. In addition, our revenue from these customers could be impacted by competitive pricing pressure and by customers' heightened cost-cutting initiatives.
Our service agreements with customers that have already satisfied their initial terms are subject to termination by the customer on short notice and do not require the customer to maintain the services at current levels. After expiration of their current agreements, customers may not choose to continue to purchase the same services or level of services.
Our revenue churn, defined as the average lost recurring monthly billing from customers’ partial or complete service disconnections (excluding pricing declines upon contract renewals and lost usage revenue), was 0.9%, 0.9%, and 1.0% of total monthly revenue in 2012, 2011 and 2010, respectively. We experience customer and service disconnections in the normal course of business primarily associated with price competition from other providers, industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions and customer financial difficulties. We believe that the economic downturn contributed to an increase in churn beginning in late 2007 and higher churn levels in 2008 and 2009. While we experienced improvements in churn starting in 2010, we do not know whether the favorable churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections. Replacing this revenue with new revenue from other customers may be difficult and more costly. Further, we expect revenue will continue to be impacted by pricing declines to current market levels for existing customers that renew services with expired terms.

If we do not adapt to rapid changes in the telecommunications industry and continue to offer services that satisfy customers’ needs, we could lose customers or market share.
The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers and to deliver existing services more cost-effectively. We expect that new technologies will continue to enable advances in our customers’ IT environments that create new demand drivers. We believe that our future success will depend in part on our ability to anticipate and respond to the rapidly changing needs and demands of our customers on a timely basis and to compete with our competitors' offerings. Our failure to obtain and integrate new technologies and applications, and develop new service offerings to meet those customer needs or to keep pace with or exceed the service capabilities of our competitors could impact the breadth of our service portfolio, resulting in less competitive and compelling offerings that could impair our ability to attract and retain customers. We may be unable to keep pace with competitive offerings without making significant additional capital investments or adversely affecting our margins.

Revenue from certain of our more traditional products such as dedicated network services and certain voice services is growing slowly or is declining. As a result, our overall revenue growth is driven primarily by our Ethernet, managed services and VPN services and we must continue to develop those and other next generation services in order to continue to grow our revenue. New product development may be capital intensive and may pressure margins until the new products begin to generate substantial revenue. New products that are largely software based are increasingly complex and may require more customer support and additional systems development. In addition to investing in new technologies, we must replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. If we do not properly manage this process, including the migration of customers to our newer technologies, we may lose customers and market share, and our margins and returns could be adversely affected.
We may be adversely affected by changes in the regulation of special access services or by the FCC's failure to regulate Ethernet services offered by the ILECs as special access.
We purchase special access circuits and other services from ILECs to expand the reach of our network. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to continue to increase the prices and reduce the service quality of special access services they sell to us. Competitive pressures or fixed term contracts may preclude us from passing those costs on to customers. As the prices we must pay for special access services increase, our margins may be adversely affected. A change in the regulations governing special access services could also reduce the likelihood that ILECs will sell us special access on reasonable terms and conditions.
We use the facilities of other carriers to reach some of our customer locations, and our ability to compete for those customers could be adversely affected by the cost of those facilities or by such carriers’ service issues.
Although we provide a substantial portion of our services entirely on our own network facilities, we must use the facilities of other carriers to connect our local markets, serve customer locations within our markets not served by our network and serve customer locations in U.S. markets outside of our service areas or outside of the U.S. Many of these carriers are also our competitors and if they cause delays in provisioning services, provide poor service quality or the cost of those facilities is unreasonable, our revenue and margins could be adversely affected. We have experienced price increases and service issues with some of these carriers from time to time.
The FCC is reviewing its regulation of interstate special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. We have advocated that the FCC modify its special access pricing flexibility rules to return certain services to price-cap regulation to protect against unreasonable price increases. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action. The FCC has also granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by ILECs as special access with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated and can increase. We continue to pursue commercial arrangements with the ILECs for these services on acceptable terms and conditions. However, without some regulation of ILEC special access services, there is no assurance that we will be able to obtain reasonable pricing, terms and conditions for these services that will allow us to competitively price our services that utilize unregulated ILEC services. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard. As a result, we cannot assure that we will continue to be able to obtain special access services at reasonable rates or on a timely basis or that the service quality we receive will be acceptable. If we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, and are unable to obtain the same services from other carriers, we may be at a competitive disadvantage or our margins may be adversely affected.

Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt agreements.
As of December 31, 2012, our total debt and capital lease obligations were approximately $1.8 billion. Our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for our outstanding senior notes, we may incur significant additional indebtedness in the future. Our substantial indebtedness could, for example:

•	Limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other corporate purposes;

•	Make us more vulnerable to the current and future economic downturns or other adverse developments than less leveraged competitors; and

•	Decrease our ability to withstand competitive pressures.

Our revolving credit facility, Term Loan B and the indentures relating to our senior notes contain restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.
The credit agreement for our revolving credit facility (“Revolver”) and Term Loan B (“Term Loan”) and the indentures relating to our senior notes limit, and in some circumstances prohibit, our ability to, among other things:

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

We will require substantial capital to expand our operations, we have a significant debt maturity in 2013 and we may not be able to obtain additional financing.
The development and expansion of our network requires substantial capital investment. If this capital is not available when needed, our business could be adversely affected. Our 2012 capital expenditures were $343.4 million and our estimate of our 2013 capital expenditures is $360 million to $370 million. We also expect to have substantial capital expenditures thereafter. In addition, holders of our outstanding $374 million principal amount of 2 3/8% senior convertible debentures due 2026 (the "Convertible Debentures") have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the Convertible Debentures into shares of our common stock. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. Depending on the market price of our stock at the time of conversion, our conversion obligation will likely substantially exceed the principal amount of the Convertible Debentures. As of December 31, 2012, the if-converted value of the Convertible Debentures exceeded the principal amount by $136.9 million. This amount could increase or decrease depending on the market price of our stock at the time of conversion. We also have the option to redeem the Convertible Debentures any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash, cash equivalents and investments of $974.3 million and borrowing capacity under our Revolver of $80 million to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, if we satisfy our obligations under the Convertible Debentures in whole or in part with cash, we may be required to seek additional financing to satisfy our cash needs if:

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
Although we completed a debt offering in 2012 on favorable terms, it is difficult to predict future debt market conditions and whether we will be able to obtain additional financing, if needed, on terms acceptable to us or at all. Depending upon market conditions, any additional financing we might seek could be with rates and terms significantly less favorable than those contained in our current Revolver, Term Loan or other outstanding debt instruments. Other factors, such as a rating downgrade could further impact our potential access to financing sources. The failure to raise sufficient funds on reasonable terms if needed may require us to modify or significantly curtail our business plan. This could have a material adverse impact on our growth, ability to compete and ability to service our debt.
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

We have experienced reductions in switched access and reciprocal compensation revenue as a result of regulatory changes and will experience further reductions in the future.
Over time, FCC and state regulations have resulted in reducing our switched access and reciprocal compensation revenue. In November 2011, the FCC adopted an order providing for terminating intercarrier compensation rates to transition to Bill and Keep over a six year period beginning in July 2012 that will decrease both our intercarrier compensation revenue and our intercarrier compensation expense. We lowered our rates in July 2012 to comply with the Order, and the next mandated rate decrease is scheduled to occur in July 2013. As a result of the Order, we lost approximately $2.0 million in intercarrier compensation revenue in the year ended December 31, 2012 and expect to lose approximately $4.0 million in the year ended December 31, 2013 compared to the full year 2012. There is no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources.

We may be adversely impacted by deterioration in the financial condition of financial institutions or mutual funds that hold our investments.
As of December 31, 2012, our cash, cash equivalents and investments are held in financial institutions, prime money market mutual funds, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other government agencies. We are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisers and the investment managers of the money market funds and defaults in securities underlying the funds and investments, which could adversely impact our ability to access these cash balances. We actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents and adjust the cash balances in our accounts as appropriate. We prioritize safety over investment return in choosing the investment vehicles for cash and cash equivalents and investments and have diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. This strategy generally results in lower interest income from investments included in cash and cash equivalents and investments. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Balances in certain of our accounts with financial institutions in the U.S. exceed the FDIC insurance limit when it is impractical to spread these amounts over multiple institutions. We cannot assure that access to our cash, cash equivalents and investments will not be impacted by additional and yet unforeseeable adverse conditions in the financial markets.

We may lose customers if we experience network or system failures that significantly disrupt the availability and quality of the services that we provide. System failures or cyber-attacks may also cause interruptions to service delivery and the completion of other corporate functions.
Our operations depend on our ability to deliver reliable service for customers. Interruptions in service or performance problems could result from errors, network equipment failures, fiber cuts, natural disasters, accidents, terrorist acts, power losses, security breaches, vandalism or other illegal acts, computer viruses or other causes. Service interruptions or degradations in service performance could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. Because many of our services are critical to the businesses of many of our customers, any significant interruption or degradation in service could result in lost profits or other losses to customers. Although we generally limit our liability for service failures in our service agreements to limited service credits and generally exclude any liability for “consequential” damages such as lost profits, a court might not enforce these limitations on liability, which could expose us to financial loss. Further, if we fail to meet the service level commitments that we provide to customers with respect to certain services, we may be obligated to provide service credits or other compensation to our customers, which could negatively affect our operating results.

As we grow our business, we have increased our dependency on automation and systems in order to scale our business. If our key systems become impaired for any significant period of time, our ability to service our customers at current levels, obtain critical data, provision or bill for our services or perform other critical corporate functions could be adversely affected.
Like other companies with significant IT systems, our systems are subject to cyber-attacks and other intrusions. These intrusions could potentially disrupt our services or systems or compromise the privacy of data. While our security has thus far been able to prevent significant harm or security breaches from these intrusions, we cannot assure that our security measures will be able to prevent all possible risks to our systems. Breaches of network or IT security that compromise the privacy of customer or employee confidential data could result in damage to our reputation.
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
Our senior management team has performed effectively as a team over a considerable period of time. Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. We have not experienced significant turnover among these employees. The loss or unavailability of members of our senior management team or key employees could cause disruption to our business. We cannot assure that we would be able to successfully implement our succession plans or identify or employ qualified replacements for senior management or key employees on acceptable terms if their services are no longer available. Unanticipated turnover may also adversely affect the performance of our senior management team or other internal organizations. In addition, our development of new services and support systems is dependent in part upon hiring and retaining the specific technical skills that we require, which may be in short supply.
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

A portion of our services are provided on network fiber facilities licensed or leased from other companies through IRUs or similar arrangements. The facilities under these agreements have remaining terms generally ranging from 10 years to 20 years and can be terminated earlier by the grantors if we materially breach the agreements or other events of default occur as defined in the agreements. Prior to expiration of the terms of these IRUs, we likely will have to negotiate for their renewal. We cannot assure that the counterparties will agree on the terms of any renewal or that the terms of any renewal will be favorable to us. If these agreements are not renewed or are terminated for default, we will have no further interest in the fiber or capacity covered by those agreements and will likely need to build, lease or otherwise obtain alternative fiber network capacity.

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
Our operating results and financial condition could be materially and adversely affected if there is a catastrophic event such as a terrorist attack on the United States, or a major earthquake, fire, hurricane, flood or similar event that affects our central offices, corporate headquarters, network operations centers or other facilities. Although we have implemented measures that are designed to mitigate the effects of such events, we cannot predict all of the potential impacts of such events. We maintain insurance coverage for some of these events; however, the potential liabilities or damage associated with these events could exceed the insurance coverage we maintain. Our inability to operate our networks or operate key systems as a result of such events, even for a limited period of time, may result in significant expenses or loss of customers and associated revenue. Even if our facilities are not impacted directly by a catastrophic event, potential impacts on our suppliers may result in difficulties in obtaining equipment, fiber optics or other network components that may affect our ability to provision new services to customers, expand our networks or replace obsolete equipment.
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

We lease network hub sites, central office sites, other facility locations and sales and administrative offices in the cities in which we operate our network. During 2012, 2011 and 2010, rental expense for our facilities and offices totaled approximately $70.4 million, $64.6 million and $61.0 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 167,000 square feet of space in Littleton, Colorado, where our corporate headquarters is located, approximately 130,000 square feet of space in Greenwood Village, Colorado, where one national operations center and other administrative functions are located, and approximately 48,000 square feet of space in O’Fallon, Missouri, where another national operations center is located.

On January 8, 2013, we entered into a lease for a total of approximately 161,200 square feet of space in Lone Tree, Colorado. We intend to relocate our national operations center and other administrative functions to this new location prior to the expiration of the lease at our current facility in Greenwood Village, Colorado. We plan to take possession of 33,000 square feet of the new location in January 2013 and plan to take possession of the remaining approximately 127,900 square feet of the building during the summer of 2015.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “TWTC”. The following table sets forth the intraday high and low sales prices for our common stock for each of the quarters of 2011 and 2012 as reported on the NASDAQ Stock Market:

Period	High	Low
2011
First Quarter	$19.92	$16.70
Second Quarter	22.87	18.93
Third Quarter	21.66	16.04
Fourth Quarter	19.75	15.42
2012
First Quarter	$23.00	$19.08
Second Quarter	25.97	20.91
Third Quarter	26.56	23.26
Fourth Quarter	27.86	23.65

Dividends
We have never paid or declared any dividends. We may consider paying dividends in the future to the extent permitted by our debt covenants. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under debt agreements and other contractual arrangements, and other factors.
Number of Stockholders
As of January 31, 2013, there were 495 holders of record of our common stock.

Performance Graph
The following graph compares total stockholder return on our common stock since December 31, 2007, with the NASDAQ Composite Index (U.S. and foreign companies) and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $20.29 on December 31, 2007, and that the same amount was invested in the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Our closing price on December 31, 2012 was $25.47.
Comparison of Cumulative Total Return on Investment

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012
tw telecom inc.	$100.00	$41.74	$84.52	$84.03	$95.52	$125.53
NASDAQ Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
NASDAQ Telecommunications Index	$100.00	$57.02	$84.52	$87.84	$76.75	$78.29

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents our purchases of equity securities reportable during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1—October 31, 2012	—	$—	—	$279,919,525
November 1—November 30, 2012	—	—	—	279,919,525
December 1—December 31, 2012	75,643	24.99	75,643	278,028,897
Total	75,643		75,643
 ___________________

(1)
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of December 31, 2012, approximately $278.0 million remained available under the authorization.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share and operating data amounts and ratios)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$746,297	$646,682	$547,218	$472,647	$399,928
Voice services	363,743	338,655	332,870	333,274	334,692
Network services	330,088	350,709	359,169	370,859	387,339
Intercarrier compensation	30,127	30,845	33,914	34,610	37,060
Total revenue	1,470,255	1,366,891	1,273,171	1,211,390	1,159,019
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)(2)	617,553	571,461	528,965	503,960	491,375
Selling, general, and administrative (2)	341,423	325,538	308,470	297,290	291,985
Depreciation, amortization, and accretion	284,292	283,329	289,564	296,167	285,783
Total costs and expenses	1,243,268	1,180,328	1,126,999	1,097,417	1,069,143
Operating income	226,987	186,563	146,172	113,973	89,876
Interest expense, net	(92,964)	(87,173)	(80,344)	(83,641)	(87,028)
Debt extinguishment costs	(77)	—	(17,070)	—	—
Other income (loss), net	—	—	825	—	(7,767)
Income (loss) before income taxes	133,946	99,390	49,583	30,332	(4,919)
Income tax expense (benefit) (3)	57,058	41,479	(291,295)	11,921	11,491
Net income (loss)	$76,888	$57,911	$340,878	$18,411	$(16,410)
Basic income (loss) per share	$0.51	$0.39	$2.26	$0.12	$(0.11)
Diluted income (loss) per share	$0.50	$0.38	$2.12	$0.12	$(0.11)
Weighted average shares outstanding, basic	147,675	147,247	149,156	148,087	147,251
Weighted average shares outstanding, diluted	150,059	149,349	171,456	149,852	147,251
Other Operating Data:
Modified EBITDA (4)(5)	$540,579	$497,709	$463,568	$436,658	$399,016
Modified EBITDA margin (1)(4)(5)(6)	37%	36%	36%	36%	34%
Net cash provided by operating activities	$463,676	$403,588	$385,752	$390,478	$305,520
Capital expenditures	$343,425	$342,731	$321,844	$274,890	$276,857
Net interest coverage ratio (7)	8.0	7.8	7.9	6.8	5.8
Operating Data (as of the end of each period presented):
Operating networks	75	75	75	75	75
Fiber connected buildings, on-net (8)	17,948	15,438	13,230	11,598	9,422
Employees	3,147	3,051	2,975	2,870	2,844
Balance Sheet Data (as of the end of each period presented):
Cash and cash equivalents	$806,728	$353,394	$356,922	$445,907	$352,176
Investments, short-term	167,564	131,525	118,672	24,865	—
Property, plant, and equipment, net	1,492,246	1,427,212	1,356,612	1,294,372	1,306,910
Total assets	3,223,737	2,708,226	2,650,954	2,328,462	2,228,822
Long-term debt and capital lease obligations	1,384,242	1,352,820	1,338,297	1,300,370	1,284,178
Total debt and capital lease obligations	1,759,211	1,360,553	1,345,499	1,307,939	1,291,399
Total stockholders’ equity	$1,111,939	$1,005,721	$966,641	$644,388	$594,716
Leverage ratios (9):
Gross	3.3	2.8	3.0	3.1	3.4
Net	1.5	1.8	2.0	2.1	2.6

___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $79.8 million, $63.5 million, $51.3 million, $40.0 million and $36.9 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. This has no impact on Modified EBITDA or net income (loss) but is dilutive to Modified EBITDA margin.

(2)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Operating	$1,904	$2,327	$3,261	$3,654	$3,758
Selling, general, and administrative	27,396	25,490	24,571	22,864	19,599

(3)	Includes a non-cash income tax benefit of $299.0 million for the year ended December 31, 2010 to recognize the value of tax assets.

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

(5)	The reconciliation between net income (loss) and Modified EBITDA is as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Net income (loss)	$76,888	$57,911	$340,878	$18,411	$(16,410)
Income tax expense (benefit)	57,058	41,479	(291,295)	11,921	11,491
Interest income	(793)	(545)	(608)	(360)	(6,308)
Interest expense	93,757	87,718	80,952	84,001	93,336
Debt extinguishment costs	77	—	17,070	—	—
Other (income) loss, net	—	—	(825)	—	7,767
Depreciation, amortization and accretion	284,292	283,329	289,564	296,167	285,783
Non-cash stock-based compensation	29,300	27,817	27,832	26,518	23,357
Modified EBITDA	$540,579	$497,709	$463,568	$436,658	$399,016

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Net cash provided by operations	$463,676	$403,588	$385,752	$390,478	$305,520
Income tax expense (benefit)	57,058	41,479	(291,295)	11,921	11,491
Deferred income taxes	(48,559)	(35,756)	293,529	(9,175)	(9,144)
Interest income	(793)	(545)	(608)	(360)	(6,308)
Interest expense	93,757	87,718	80,952	84,001	93,336
Discount on debt, amortization of deferred debt issue costs and other	(25,469)	(23,388)	(21,404)	(20,036)	(19,580)
Changes in operating assets and liabilities	909	24,613	16,642	(20,171)	23,701
Modified EBITDA	$540,579	$497,709	$463,568	$436,658	$399,016

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Interest expense	$93,757	$87,718	$80,952	$84,001	$93,336
Discount on debt and amortization of deferred debt issue costs	(25,486)	(23,473)	(21,417)	(19,418)	(18,025)
Interest income	(793)	(545)	(608)	(360)	(6,308)
Net cash interest expense	$67,478	$63,700	$58,927	$64,223	$69,003

(8)
During 2012, building additions include an increase of 532 previously connected buildings identified during alignment of key operating systems. As of the first quarter of 2011, to better reflect our reach, we modified our on-network ("on-net") building count definition to include all locations served directly by our fiber network, including previously excluded locations without electronics and ILEC local serving offices ("LSOs"). Inclusion of these locations and LSOs resulted in the addition of approximately 1,400 and 1,200 locations to our on-net buildings from those we previously reported as of December 31, 2010 and 2009, respectively. This change has only been reflected back to the year ended December 31, 2009 because this information is not available for periods prior to December 31, 2009.

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
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include, among others, enterprise organizations in the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, public sector entities, system integrators and communications service providers, including ILECs, competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
Through our subsidiaries, we serve 75 metropolitan markets with local fiber networks that are connected by our regional fiber facilities and national IP backbone. As of December 31, 2012, our fiber network spanned approximately 29,000 route miles (including approximately 22,000 metropolitan route miles) connecting to 17,948 buildings served directly by our local fiber facilities. In 2012 we added approximately 2,500 new buildings directly connected to our network, including 532 previously connected buildings that were identified during an alignment of key operating systems. Our fiber networks also connect to over 400 key third party data centers across the country where customers deploy their own equipment or connect to cloud service providers. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
Our objective is to be the leading national provider of high quality, business networking solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include:

•
Focusing our service offerings on meeting our customers' complex evolving needs, emphasizing business Ethernet and IP VPN services (which we refer to as strategic services), Internet-based services and converged service offerings and developing our advanced service capabilities, which we refer to as the "Intelligent Network". We launched the initial phase of the Intelligent Network, Enhanced Management, in June 2012 for IP VPN, converged and Ethernet services, and the second phase, Dynamic Capacity, which allows customers to manage or schedule bandwidth, in August 2012;

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

•	Enhancing our multi-channel sales strategy;

•	Employing a disciplined capital allocation strategy to invest for growth in the near and long term to broaden our reach and capabilities and increase operational efficiencies; and

•	Investing in our people to drive the execution of our strategies.
Our revenue is derived from business communications services, including data, high-speed Internet access, voice and network services. Although we analyze revenue by customer type, we present our financial results as one segment across the

U.S. because our business is centrally managed. The percentage of revenue by customer type for each of the past three years is as follows:

	Revenue
	2012	2011	2010
Enterprise / End Users	79%	77%	75%
Carrier	19%	21%	22%
Intercarrier Compensation	2%	2%	3%
	100%	100%	100%

Revenue Trends

Total Revenue
Our revenue has grown for the past consecutive 33 quarters through December 31, 2012, including throughout the various economic cycles. We expect our future revenue growth to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our enhanced service capabilities will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and new and enhanced service capabilities enable us to serve customers with multi-point, multi-city locations. Our year-over-year growth rate increased over each of the prior years ended December 31, 2010, 2011 and 2012 and was 5.1%, 7.4% and 7.6%, respectively. These higher year-over-year growth rates were primarily due to higher demand, low revenue churn and an increase in certain taxes and fees that are reported on a gross versus net basis in revenue and expense. We also believe that our newer and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to our growing revenue. In 2012, our service installations increased year-over-year, although at a growth rate lower than our total overall revenue growth rate. As a result, beginning in the three months ended March 31, 2012, we experienced a trend of lower quarterly year-over-year revenue growth rates, including for the three months ended December 31, 2012 (excluding the impact of a large customer settlement) and expect this trend to continue into 2013. Increasing our rate of revenue growth will be dependent on higher service installations to keep pace with the growing total base of revenue as well as retaining revenue from existing customers. To capture growing market demand and share, we are implementing several initiatives in 2013 focused on increasing sales to contribute to an accelerating growth rate over time (see "Modified EBITDA Trends and Growth Initiatives" below).
Revenue for data and Internet, network and the majority of our voice services is generally billed in advance on a monthly fixed-rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as certain components of long distance, is generally billed on a transactional basis in arrears based on a customer's actual usage; therefore, we use estimates to recognize revenue in the period earned. Due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control, there is often a time lag between the time a sale, or "booking" (i.e., signed contract) is made, and the time revenue commences. Our installation intervals are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between two weeks for single-site, less complex services to 6 to 12 months or longer for the more complex solutions.
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 42 consecutive quarters through December 31, 2012 and increased 6.3%, 9.4% and 10.5% for the years ended December 31, 2010, 2011 and 2012 over the respective prior years primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services and an increase in certain taxes and fees. Revenue from our enterprise customers represented 79% of our total revenue for the year ended December 31, 2012. We expect our future revenue growth to come primarily from our enterprise customer base.

Carrier Customer Revenue
Our carrier revenue represented 19% of total revenue for the year ended December 31, 2012. Carrier revenue has been gradually declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by installed sales of Ethernet services to carriers to serve their end users' needs. Carrier revenue from wireless providers represented 30% of total carrier revenue for both the years ended December 31, 2012 and 2011. While we expect some contribution to carrier revenue as we expand our data and Internet service offerings to our wholesale customer base, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, customer cost cutting measures and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of our total revenue for the year ended December 31, 2012, and is expected to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. We lowered our rates in July 2012 to comply with a 2011 FCC Order. Another mandated rate decrease will occur in July of 2013. As a result of the order, we lost approximately $2.0 million in intercarrier compensation revenue in the year ended December 31, 2012 and expect to lose approximately $4.0 million in the year ended December 31, 2013 compared to the full year 2012. The order mandates further rate declines through 2018 when carriers will be required to exchange local traffic on a "bill and keep" basis, meaning that the exchange of traffic will not be compensatory. Intercarrier compensation revenue also may fluctuate based on variations in minutes of use originating and terminating on our network and changes in customer settlements.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and customers' cost cutting, business contractions, financial difficulties and consolidation, among other reasons. After higher churn beginning in late 2007 and continuing through 2009, revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% in each of the years ended December 31, 2011 and 2012. We believe that the improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for each of the years ended December 31, 2010, 2011 and 2012, respectively. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.

Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 1.1%, 1.0% and 1.0% for the years ended December 31, 2010, 2011 and 2012, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
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

Expenses and Modified EBITDA Trends
Pricing of Special Access Services
We purchase a substantial amount of special access services primarily from ILECs to expand the reach of our network and also provide special access services to our customers over our fiber facilities in competition with the ILECs.  The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the FCC modify certain of its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases for carriers such as us. The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. In 2012, the FCC suspended the operation of the pricing flexibility triggers, which means that ILECs cannot expand the geographic scope of their capability to raise prices, pending further FCC review. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action.
If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins are pressured.
In addition, the FCC has granted ILEC requests for forbearance from regulation of certain Ethernet and OC-n high capacity services offered by the ILECs as special access, with the result that prices we would pay for those services are no longer regulated and can increase. We are advocating reversal of these forbearance requests. We also continue to pursue and implement commercial arrangements with the ILECs and cable companies for these services on acceptable terms and conditions. In an attempt to stabilize the prices we pay for these services, we entered into a wholesale service agreement with a large ILEC for tariffed special access and other services for end-user access. However, since mid-2010, costs for some special access services subject to this agreement and those we buy from other significant ILEC suppliers of special access service have trended up. Expiration of the current wholesale agreement, without a new agreement with similar terms to replace it, could result in additional increases to our special access costs, which could be material.
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries, and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense was less than 1% of our total revenue for the year ended December 31, 2012, comparable to the years ended December 31, 2011 and 2010. We cannot assure that we will be able to maintain bad debt expense at this low level.
Modified EBITDA Trends and Growth Initiatives
We have had initiatives to expand our revenue growth, margins and cash flow that required both capital and operating investments. During the past three years ended December 31, 2012, these operating investments included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support our growing customer base and new product and technology investments to provide future capabilities which differentiate our products and services from the competition. Our capital spending investments during these periods consisted of incremental success-based expenditures to support growing sales, new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, including sales to wireless providers, strategic market expansion through fiber purchases to extend our network reach and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. We believe that these initiatives resulted in expansion of our revenue growth, margins and cash flows.
Our Modified EBITDA (see Note 4 to the table under Item 6. Selected Financial Data for a definition of Modified EBITDA) has increased sequentially for 23 consecutive quarters due to the contribution from revenue growth and the initiatives described above, among other factors. Modified EBITDA grew 6.2%, 7.4%, and 8.6% in the years ended December 31, 2010, 2011 and 2012, respectively, each compared to the respective period in the prior year. Modified EBITDA margin was 36.4%, 36.4% and 36.8% for the years ended December 31, 2010, 2011 and 2012, respectively. These margins included the absorption of increased costs for special access due to higher prices and costs associated with additions to our sales and support staff and IT and technical personnel and were impacted by the dilutive effect of volume and rate increases in certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the consolidated financial statements).

The initiatives that we are implementing in 2013 are designed to reverse the 2012 trend of lower quarterly year-over-year growth rates and consist of further increasing investments in our sales and support staff to expand our market penetration, in new technologies to deliver new innovative capabilities to further drive our strategic data and Internet services, in further automation of network functionality to enable more dynamic customer network capacity and connections and in continuing the expansion of our network in existing and adjacent markets to reach more customers. While these initiatives are designed to increase sales in the near term to enable us to accelerate our revenue growth rate over the long term, we cannot assure that these and other initiatives will be sufficient to achieve our objectives of increased revenue growth, margins and cash flows or the timing of such anticipated benefits.
We believe that increasing our sales and support staff to leverage our service offerings and support our increasingly complex solutions will enable us to attract new customers, sell more services to existing customers and retain customers. However, we expect that the higher investments in this and the other growth initiatives discussed above will dampen our Modified EBITDA margin and cash flow in the near term until we can achieve higher service installations and an expansion in our rate of revenue growth that we expect will absorb the cost of the expanded sales reach and allow margins to expand again. We believe that future margin expansion will come from higher service installations, further leveraging our on-network facilities and increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions and other network expansions. Our continued cost efficiency efforts are also intended to contribute to our overall margins. Our revenue and margins may also be impacted by, among other risks, competitive pressures, higher special access, fuel and energy costs, fluctuations in certain taxes and fees and any future inflationary pressures.
Seasonality and Fluctuations
We continue to expect business fluctuations to impact sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality of sales and service installations, usage, rate changes, disputes, settlements, repricing for contract renewals and fluctuations in revenue churn, expenses, capital expenditures and certain taxes and fees. Historically our revenue and expense in the first quarter has been impacted by the slowing of our customers' purchasing activities during the holidays and the resetting of payroll taxes in the new year. Our historical experience with quarterly fluctuations may not necessarily be indicative of future results.
Because we generally do not recognize revenue subject to billing disputes until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect our revenue in a particular quarter. The timing of disconnections may also impact our results in a particular quarter, with disconnections early in the quarter generally having a greater impact. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may impact our margins and other financial results and may not be indicative of future financial performance.
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

In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. For our assessment in the year ended December 31, 2012, we opted to bypass the qualitative assessment and proceed directly to the quantitative assessment, which utilizes a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.
Considerable management judgment is necessary to estimate the fair value of our reporting unit and goodwill. We determine the fair value of our reporting unit based on the income approach, using a discounted projection of future cash flows which includes a five-year annual discounted cash flow (“DCF”) analysis with a terminal value to value the long-term future cash flows. This DCF analysis was used solely for the purpose of evaluating our goodwill for impairment and should not be interpreted as our prediction of future performance. The assumptions used in our DCF analysis are consistent with the assumptions we believe hypothetical marketplace participants would use. With respect to our DCF analysis, the timing and amount of future cash flows requires critical management assumptions, including estimates of expected future revenue growth rates, Modified EBITDA contributions, expected capital expenditures and an appropriate discount rate and terminal value. Our growth rate assumptions for this purpose are based on product and technology investments, fiber network expansions, changes in our underlying cost structure, market trends and historical results, among other items. In determining the fair value of our reporting unit for purposes of our assessment for the year ended December 31, 2012, we considered our five-year historical cumulative annualized growth rates for unlevered free cash flow (Modified EBITDA less capital expenditures) of 11.1%, excluding integration and branding costs that are not expected to recur. We applied a terminal multiple to estimated year five Modified EBITDA based on our long term cash flow growth expectations, which considers our expected operating performance and industry performance, to determine terminal value. The terminal value represents a significant portion of the resulting fair value of our reporting unit and therefore we compared the results to a growth model that estimates the value of future cash flow to perpetuity to assess the reasonableness. Projected cash flows were discounted to their present value using a discount rate of 8%, which represents a market-based participant weighted average cost of capital and may reflect the rate of return an outside investor would expect to earn. To corroborate the reasonableness of the resulting fair value of our reporting unit, we also considered our market capitalization at the date the test was performed.
The determination of fair value requires significant estimates and assumptions, which are subject to inherent uncertainties. Although our cash flow projections over the most recent three-year period have been reasonable compared to our actual results, actual results may vary significantly from estimates. Our methodology for our 2012 assessment was consistent with the methodology used in the prior year period. Our 2012 assessment resulted in the determination that the carrying value of our reporting unit does not exceed its fair value.
To assess the sensitivity of the assumptions used in our DCF analysis, we applied reductions of 20% to our critical estimates to test for impairment which we believe represents a reasonable change to our assumptions. When we applied a hypothetical two percentage point increase in the weighted average cost of capital, the resultant reduction in our fair value calculation would not have resulted in an impairment under our 2012 assessment. To assess the sensitivity of our future cash flow estimates including the terminal value used to derive the reporting unit’s fair value, we applied a hypothetical reduction of 20% to the estimated fair value of our reporting unit. The resultant reduction in fair value would not have resulted in an impairment under our 2012 assessment. We are not aware of any reasonably likely changes in our assumptions that would result in an impairment.
Impairment of Long-lived Assets
We perform an assessment of our long-lived assets, including property, plant and equipment and finite-lived intangible assets, whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss may exist when the estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the long-lived asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. Estimates are used to determine whether sufficient cash flows will be generated to recover the carrying amount of our investments in long term assets. The estimates are made for each of our seven geographic regions. Expected future cash flows are based on historical experience and management’s expectations of future performance. The assumptions used represent our best estimates including market growth rates, future pricing, market acceptance of our products and services and the future capital investments necessary.

Although events and circumstances in 2012 did not indicate that the carrying amount of such assets may not be recoverable, we performed a recoverability test.  Our 2012 assessment did not result in any impairment charges. A hypothetical 20% reduction in our projected Modified EBITDA for each region would not have resulted in an impairment as of December 31, 2012.
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
Management estimates and accrues for its estimate of probable losses associated with regulatory and other contingencies. These estimates are based on assumptions and other considerations including expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary. A 10% unfavorable or favorable change in the estimates used for such reserves would have resulted in approximately an $8.3 million decrease or $5.0 million increase, respectively, in net income for the year ended December 31, 2012.
Deferred Tax Accounting
We have had a history of NOLs for tax purposes. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. During 2010, we determined that it is more likely than not that the vast majority of our deferred tax assets, including NOLs, will be realized, and as a result reversed $299.0 million of the valuation allowance. In making this determination, we analyzed, among other things, our recent history of earnings, cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance recorded during 2010 resulted in an income tax benefit of $299.0 million, or $1.98 per basic share and $1.72 per diluted share, for the year ended December 31, 2010.
We continue to maintain a valuation allowance against certain deferred tax assets totaling $33.2 million. We believe it is more likely than not that deferred tax assets resulting from NOLs subject to certain limitations and those that require future income of special character will not be realized. Additionally, we have certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance.
As of December 31, 2012, we had NOLs for federal income tax purposes of approximately $823.0 million. If not utilized to reduce taxable income in future periods, these NOLs generally expire in various amounts beginning in 2022 and ending in 2026. We utilized NOLs to offset income tax obligations in each of the tax returns filed for the years ended December 31, 2011, 2010, 2009 and 2008. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, our Board may adopt a rights plan in the future as they have did previously, subject to subsequent ratification by our stockholders, if it determines that our substantial NOLs are at risk of limitation under Section 382 or that such action otherwise is in the best interests of our stockholders.
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

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our collection activities, our overall receivables management and an improving economy, our allowance for doubtful accounts as a percentage of gross receivables has improved from 9% at December 31, 2010 to 8% at December 31, 2011 and 7% at December 31, 2012. A 10% change in the estimates used for our allowance for doubtful accounts would not have resulted in a material change in net income for the year ended December 31, 2012.
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
Other Estimates
There are other accounting estimates reflected in our consolidated financial statements, including contingent loss accruals, compensation accruals, unpaid claims for medical and other self-insured plans, property and other tax exposures and asset retirement obligations and asset lives that require judgment but are not deemed critical in nature.
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

Results of Operations
The following discussion provides analysis of our results of operations and should be read together with our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

2012 Compared to 2011

Revenue
Revenue by line of business was as follows:

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Revenue (1):
Data and Internet services	$746,297	$646,682	$99,615	15.4%
Voice services	363,743	338,655	25,088	7.4%
Network services	330,088	350,709	(20,621)	(5.9)%
Intercarrier compensation	30,127	30,845	(718)	(2.3)%
Total revenue	$1,470,255	$1,366,891	$103,364	7.6%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $79.8 million and $63.5 million for the years ended December 31, 2012 and 2011, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installed sales of strategic Ethernet and VPN-based services and other services to enterprise customers, somewhat offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services represented 53% of data and Internet services revenue for the year ended December 31, 2012 compared to 50% for the year ended December 31, 2011, resulting in 22% year over year growth.
More than half of the increase in voice services revenue resulted from an increase in both the volume and rate of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, with the balance from installed sales of converged and other voice services, partially offset by revenue churn. Revenue based on minutes of use, including long distance, within voice services was 3% of our total revenue for both of the years ended December 31, 2012 and 2011.
The decrease in network services revenue was primarily from revenue churn (particularly from carrier customers) and re-pricing of renewed customer contracts at lower rates largely in transport services and customers transitioning to Ethernet services, partially offset by growth in high capacity and collocation services revenue.

Costs and Expense
The major components of costs and expenses were as follows:

	Year Ended December 31,
(dollars in thousands)	2012	2011	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$617,553	$571,461	$46,092	8.1%
Operating costs as percentage of total revenue	42.0%	41.8%
Selling, general and administrative (1)	341,423	325,538	15,885	4.9%
Selling, general and administrative costs as percentage of total revenue	23.2%	23.8%
Depreciation, amortization and accretion	284,292	283,329	963	0.3%
Total costs and expenses	$1,243,268	$1,180,328	$62,940	5.3%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$1,904	$2,327	$(423)	(18.2)%
Selling, general, and administrative	$27,396	$25,490	$1,906	7.5%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. The increase in operating expenses primarily related to revenue growth, largely due to higher network access costs. Additionally, approximately a third of the increase in operating expenses resulted from an increase in both the volume and rate of certain taxes and fees. Operating costs as a percentage of revenue increased primarily as a result of growth in certain taxes and fees which we classify on a gross versus net basis in revenue and expense.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase was primarily due to higher employee costs, regulatory fees and property and other taxes. The higher employee costs resulted primarily from incentive-based compensation due to expansion of the indirect sales channel, expansion of our sales, sales support and IT personnel, annual merit-based salary increases and non-cash stock-based compensation. The improvement in selling, general and administrative costs as a percentage of total revenue is primarily attributed to scaling of employee costs which as a percentage of revenue declined in 2012 compared to 2011.

Depreciation, Amortization and Accretion Expense. Although we experienced only a modest increase in total depreciation, amortization and accretion expense, depreciation expense increased as a result of additions to property, plant and equipment in 2012 and 2011, which was substantially offset by fully depreciated assets that can fluctuate based on the timing of assets becoming fully depreciated.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	$ Change	% Change
Operating income	$226,987	$186,563	$40,424	21.7%
Interest expense	(93,757)	(87,718)	6,039	6.9%
Debt extinguishment costs	(77)	—	(77)	NM
Interest income	793	545	248	45.5%
Income before income taxes	133,946	99,390	34,556	34.8%
Income tax expense	57,058	41,479	15,579	37.6%
Net income	$76,888	$57,911	$18,977	32.8%
Basic income per common share	$0.51	$0.39	0.12	30.8%
Diluted income per common share	$0.50	$0.38	0.12	31.6%
Modified EBITDA (1)(2)	$540,579	$497,709	$42,870	8.6%
Modified EBITDA margin (1)(2)(3)	36.8%	36.4%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 4 and 5 in “Item 6. Selected Financial Data” for a definition of “Modified EBITDA” and for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense is primarily due to the issuance of the 2022 Notes in October 2012.

Income Before Income Taxes. The increase in income before income taxes primarily resulted from higher Modified EBITDA as discussed below, somewhat offset by the increase in interest expense as a result of the issuance of the 2022 Notes.
Income Tax Expense. The increase in income tax expense resulted from higher income before income taxes. Our effective tax rate in the year ended December 31, 2012 was 43%. We expect our effective tax rate for the year ended December 31, 2013 to be similar to that for 2012.
Net Income and Modified EBITDA. The increase in net income resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth somewhat offset by higher employee costs, as discussed above. The improvement in Modified EBITDA margin primarily resulted from lower employee costs as a percentage of revenue. For the years ended December 31, 2012 and 2011, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand, common stock (if used to satisfy our Convertible Debentures obligation in whole or in part) and borrowing capacity under our existing Revolver. See “Item 6. Selected Financial Data” Note 4 for a definition of Modified EBITDA and Note 5 for reconciliations of Modified EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.

2011 Compared to 2010

Revenue
Revenue by line of business was as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Revenue (1):
Data and Internet services	$646,682	$547,218	$99,464	18.2%
Network services	350,709	359,169	(8,460)	(2.4)%
Voice services	338,655	332,870	5,785	1.7%
Intercarrier compensation	30,845	33,914	(3,069)	(9.0)%
Total revenue	$1,366,891	$1,273,171	$93,720	7.4%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $63.5 million and $51.3 million for the years ended December 31, 2011 and 2010, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of growth in total revenue was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installed Ethernet and IP-based product sales to enterprise customers.
The decrease in network services revenue was primarily from revenue churn and repricing of renewed customer contracts largely in transport services partially offset by growth primarily in high capacity and collocation services revenue.
The increase in voice services revenue resulted primarily from increases in both rates and volume of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense. Installed sales of converged and other voice solutions were more than offset by revenue churn and a reduction in usage-based services. Revenue based on the minutes of service used by customers included in voice services was 3% and 4% of our total revenue for the years ended December 31, 2011 and 2010, respectively.

The decrease in intercarrier compensation was primarily due to fluctuations in dispute settlements and rate reductions somewhat offset by an increase in minutes of use terminated on our network. As a result of a November 2011 FCC order, we expect that approximately half of this revenue will be eliminated over a six year period that began in July 2012 and ends in July 2018.

Costs and Expense
The major components of costs and expenses were as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$571,461	$528,965	$42,496	8.0%
Operating costs as percentage of total revenue	41.8%	41.5%
Selling, general and administrative (1)	325,538	308,470	17,068	5.5%
Selling, general and administrative costs as percentage of total revenue	23.8%	24.2%
Depreciation, amortization and accretion	283,329	289,564	(6,235)	(2.2)%
Total costs and expenses	$1,180,328	$1,126,999	$53,329	4.7%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$2,327	$3,261	$(934)	(28.6)%
Selling, general, and administrative	$25,490	$24,571	$919	3.7%
Operating Expenses. The increase in operating expenses is primarily due to increased network access costs, certain taxes and fees and employee costs to support higher revenue growth.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily due to higher employee costs and property taxes. The higher employee costs resulted from incentive-based compensation for sales employees due to increased customer installations of service, expansion of our sales and sales support personnel, annual merit-based salary increases, and other employee-related costs.

Depreciation, Amortization and Accretion Expense. The decrease in depreciation, amortization and accretion was primarily attributable to fully depreciated and retired assets partially offset by additions to property, plant and equipment in 2011 and 2010.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2011	2010	$ Change	% Change
Operating income	$186,563	$146,172	$40,391	27.6%
Interest expense	(87,718)	(80,952)	6,766	8.4%
Debt extinguishment costs	—	(17,070)	(17,070)	NM
Interest income	545	608	(63)	(10.4)%
Other income, net	—	825	(825)	NM
Income before income taxes	99,390	49,583	49,807	100.5%
Income tax expense (benefit)	41,479	(291,295)	332,774	NM
Net income	$57,911	$340,878	$(282,967)	NM
Basic income per common share	$0.39	$2.26	$(1.87)	NM
Diluted income per common share	$0.38	$2.12	$(1.74)	NM
Modified EBITDA (1)(2)	$497,709	$463,568	$34,141	7.4%
Modified EBITDA margin (1)(2)(3)	36.4%	36.4%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 4 and 5 in “Item 6. Selected Financial Data” for a definition of “Modified EBITDA” and for reconciliations of Modified EBITDA to net income (loss), the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.
Interest Expense. The increase in interest expense was primarily due to higher effective interest rates on the variable rate Term Loan and as a result of a debt refinancing in the fourth quarter of 2010 that extended the term of a portion of that loan and an increase in non-cash interest expense associated with our Convertible Debentures.
Debt Extinguishment Costs. Debt extinguishment costs for the year ended December 31, 2010 resulted from the early retirement of $400 million principal amount of our 9 1/4% Senior Notes due February 2014 (the “2014 Notes”) and primarily consisted of $13.7 million in cash paid for call premiums and $3.6 million in non-cash write offs of deferred debt issuance costs. There were no such costs for the year ended December 31, 2011.
Other Income. During the year ended December 31, 2010, we recognized a gain of $0.8 million related to proceeds received upon liquidation of previously impaired commercial paper. There was no such gain during the year ended December 31, 2011. See Note 3 to our consolidated financial statements.
Income Before Income Taxes. The increase in income before income taxes primarily resulted from debt extinguishment costs in 2010 that did not recur, an increase in Modified EBITDA and lower depreciation, amortization and accretion, partially offset by an increase in interest expense.
Income Tax Expense (Benefit). The change in income tax expense (benefit) primarily related to a $299.0 million non-cash income tax benefit recognized during the three months ended June 30, 2010 resulting from the recognition of the value of deferred tax assets that we believe are realizable (see Note 9 to the consolidated financial statements), as well as a higher effective tax rate in 2011 and an increase in income before income taxes for the year ended December 31, 2011.

Net Income and Modified EBITDA. The decrease in net income resulted from the income tax expense (benefit) described above, partially offset by the increase in income before income taxes. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth partially offset by an increase in employee and field related costs. Modified EBITDA margins included the absorption of higher costs associated with the expansion of our employee base for sales, sales support, IT and technical personnel, increases in access costs due to higher prices and increased volume and increases in revenue and expenses for certain taxes and fees. For the years ended December 31, 2011 and 2010, Modified EBITDA was sufficient to cover our capital expenditures and service our debt.

 Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used these funds and cash flows from operations to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. Additionally, we have also used cash to repurchase our common stock. In November 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, of which approximately $22.0 million was repurchased as of December 31, 2012. We may also use cash on hand in the future to repay current debt maturities or to satisfy debt repurchase obligations. Holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. See "Capital Resources--Possible Future Uses of Cash" below.
At December 31, 2012, we had approximately $1.8 billion of total debt and capital lease obligations and $974.3 million of cash, cash equivalents and short-term investments compared to approximately $1.4 billion of total debt and capital lease obligations and $484.9 million of cash, cash equivalents and short-term investments at December 31, 2011. Net debt of $784.9 million (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) decreased $90.7 million primarily due to cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from stock option exercises partially offset by capital expenditures, repurchases of our common stock, payment of deferred financing costs in connection with the issuance of the 2022 Notes and an increase in our debt resulting from accretion of the discount on our Convertible Debentures.

In October 2012, we completed an offering of the 2022 Notes at an offering price of 100% of the principal amount of $480 million. For a description of the significant terms of the 2022 Notes, see Note 6 to the consolidated financial statements. Interest expense will increase $25.8 million annually as a result of issuance of the 2022 Notes. We may use the net proceeds of this offering to settle the conversion obligations for the Convertible Debentures to the extent holders elect to convert their Convertible Debentures and we elect to settle the conversion obligations in whole or in part in cash, or if we otherwise redeem the Convertible Debentures. See "Capital Resources--Possible Future Uses of Cash" below for the terms under which the Convertible Debentures may be settled or redeemed. Any net proceeds not used for these purposes would be used for general corporate purposes. Pending the application of the net proceeds to these uses, we have invested the proceeds in cash equivalents.
Working capital, defined as current assets less current liabilities, was $506.2 million as of December 31, 2012, an increase of $134.7 million from December 31, 2011. The increase in working capital is primarily a result of cash provided by operations and the proceeds from the issuance of the 2022 Notes somewhat offset by capital spending, an increase in the current portion of long-term debt for our Convertible Debentures and prepayment of a portion of our Term Loan. Our working capital ratio, defined as current assets divided by current liabilities, was 1.76 as of December 31, 2012 as compared to 2.27 as of December 31, 2011.

Cash Flow Activity
Cash and cash equivalents were $806.7 million and $353.4 million as of December 31, 2012 and 2011, respectively. In addition, we had investments of $167.6 million and $131.5 million as of December 31, 2012 and 2011, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,
	2012	2011	2010
	(amounts in thousands)
Cash provided by operating activities	$463,676	$403,588	$385,752
Cash used in investing activities	(373,971)	(352,799)	(418,049)
Cash provided by (used in) financing activities	363,629	(54,317)	(56,688)
Increase (decrease) in cash and cash equivalents	$453,334	$(3,528)	$(88,985)

Operations. The increase in cash provided by operating activities in 2012 compared to 2011 primarily related to higher Modified EBITDA and changes in working capital, which were largely due to the timing of payments to vendors and employees and the collection of receivables.

The increase in cash provided by operating activities in 2011 compared to 2010 primarily related to higher Modified EBITDA somewhat offset by changes in working capital and other noncurrent assets and liabilities, which were largely due to the timing of payments to vendors and employees and the collection of receivables.
Investing. The change in cash used in investing activities in 2012 compared to 2011 is primarily a result of the net increase in cash used for the purchase and sale of investments in 2012. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the year ended December 31, 2012 was $338.1 million, the majority of which was success-based spending initiatives (see "Capital Expenditures and Requirements" below), compared to $340.7 million for the year ended December 31, 2011.
The change in cash used in investing activities in 2011 compared to 2010 is primarily a result of the net decrease in cash used for the purchase and sale of investments in 2011 somewhat offset by an increase in capital expenditures. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the year ended December 31, 2011 was $340.7 million, the majority of which was success-based spending initiatives, compared to $321.8 million in capital expenditures for the year ended December 31, 2010.
Financing. Cash provided by financing activities for 2012 was primarily due to the $470.8 million in net proceeds from the issuance of the 2022 Notes and $23.4 million in proceeds from option exercises, somewhat offset by prepayment of the $101.5 million tranche of the Term Loan B due January 2013, repurchases of $13.4 million of our common stock and withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $10.0 million. Cash used in financing activities for 2011 primarily consisted of repurchases of $58.6 million of our common stock. Cash used in financing activities for 2010 primarily consisted of repurchases of $49.9 million of our common stock and payments of $7.2 million on the Term Loan and capital lease obligations.

Our financing activities from 2010 to 2012 were comprised of the following:
•In October 2012, we completed an offering of the 2022 Notes at an offering price of 100% of the principal amount of $480 million, as discussed above. For a description of the significant terms of the 2022 Notes, see Note 6 to the consolidated financial statements.
•In March 2010, we completed an offering of the 2018 Notes at an offering price of 99.284% of the principal amount. The purpose of the 2018 Notes offering was to extend our debt maturities and reduce interest rates. The net proceeds from the offering were used to fund extinguishment of the 2014 Notes, of which $366.5 million principal amount were purchased at a price of 103.45% of the principal amount in a concurrent tender offer. Notes representing the remaining $33.5 million principal amount of the 2014 Notes were either tendered or redeemed at a price of 103.083% of the principal amount. For a description of the significant terms of the 2018 Notes, see Note 6 to the consolidated financial statements.

•In December 2010, we amended and restated our 2006 Credit Agreement to extend $474.1 million of the total $577.5 million outstanding principal amount of our Term Loan at that date from January 2013 to December 2016 (the “extended tranche”). The January 2013 maturity of the remaining $103.4 million of outstanding principal was unchanged (the “January 2013 tranche”). The term of our undrawn Revolver was extended from October 2011 to December 2014. In August 2012, we extinguished in full the outstanding principal amount of $101.5 million of the January 2013 tranche by utilizing cash and cash equivalents.
As of December 31, 2012, we had the following indebtedness outstanding or available:

Instrument	Principal amount outstanding	Aggregate annual estimated interest payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
5 3/8% Senior Notes due 2022	480,000	25,800
2 3/8% Convertible Senior Debentures due 2026 (1)	373,743	8,876
Term Loan, Eurodollar rate + 3.25% due 2016 (2)	463,019	16,003
Undrawn $80 million Revolver expires 2014 (3)	—	—
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

(2)	The aggregate annual estimated interest payments are based on the effective interest rate of 3.47% at December 31, 2012.

(3)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 2.5% to 3.5% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of December 31, 2012. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

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

Capital Expenditures and Requirements
Our total capital expenditures were $343.4 million for the year ended December 31, 2012 compared to $342.7 million for the year ended December 31, 2011, with the majority of capital expenditures in each period for success-based initiatives. The increase in capital expenditures over the prior year reflects higher strategic fiber purchases to extend our network reach as well as product and technology investments to enable future capabilities offset by certain cell site projects and infrastructure and technology upgrades in 2011 that did not recur and equipment-related capital efficiencies. In each of the full years ended 2005 through 2012, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for what we deem success-based opportunities that were linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures can fluctuate as our volume of sales and service installations increases or decreases.
For 2013, we expect capital expenditures of approximately $360 million to $370 million (see “Capital Resources” below for discussion of anticipated funding sources), the majority of which we expect to be related to success-based opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

Capital Resources
Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand (including cash equivalents and investments), common stock (if used to settle our Convertible Debentures in whole or in part) and borrowing capacity under our undrawn Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, an acceleration of customer disconnections, or other adverse factors, or if we make acquisitions or enter into joint ventures, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future. Other risks, such as a rating downgrade on our debt or adverse debt market conditions, could further impact our potential access to or the cost of financing sources.
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
The Revolver, Term Loan, 2018 Notes and 2022 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan, 2018 Notes and 2022 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indenture for the 2018 Notes and 2022 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the 2018 Notes, 2022 Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur as defined in the indenture for the 2018 Notes, 2022 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. As of December 31, 2012, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash. Our consistent financial performance and cash, cash equivalent and short-term investments of $974.3 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes, 2022 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes, 2022 Notes or Convertible Debentures. We also may seek to refinance or otherwise replace or prepay all or a portion of our Term Loan and Revolver.

Under the terms of our Revolver, which is more restrictive than our Term Loan and the indenture for the 2018 Notes, we currently may repurchase a portion of our 2018 Notes or Convertible Debentures if we have a minimum of $225 million in cash and equivalents after giving effect to the repurchase and meet certain other conditions, which we met as of December 31, 2012, and do not use the Revolver proceeds for this purpose. The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The holders of the Debentures also have the right at any time prior to April 1, 2026 to convert the Convertible Debentures into shares of our common stock at a conversion rate of 53.6466 shares per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. If we elect to settle the conversion obligations other than by delivering only shares of common stock, and the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000 ("principal plus premium"). As of December 31, 2012, the if-converted value of the Convertible Debentures exceeded the principal amount by $136.9 million. This amount could increase or decrease depending on the market price of our common stock at the time of conversion. See Note 1 to "Commitments" below for more information on the calculation upon conversion. If we notify the holders of our outstanding Convertible Debentures of redemption at a price equal to 100% of the principal amount plus accrued and unpaid interest, the holders instead would likely convert the debentures into shares of our common stock at principal plus premium, as discussed above, which they may do until one day prior to the redemption date.
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, of which approximately $22.0 million was repurchased as of December 31, 2012. This authorization does not have an expiration date, but can be withdrawn by the Board at any time. Our Revolver permits repurchases of our common stock up to $150 million annually in the aggregate if after the transaction we have a minimum of $225 million in cash and cash equivalents, have not used that basket for other permissible purposes, including dividend payments, and meet certain other conditions, which conditions we met as of December 31, 2012. Up to $50 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is also more restrictive than our other debt agreements. We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints.
Risk Management. As of December 31, 2012, our cash, cash equivalents and short-term investments were held in financial institutions, prime money market mutual funds, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments. The following table summarizes our long-term commitments as of December 31, 2012, and after giving effect to a real estate lease that was executed in January 2013, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts, and other purchase obligations.

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(amounts in thousands)
Principal payments on long-term debt:
Term Loan B (extended tranche) due 2016	$463,019	$4,926	$4,926	$4,926	$448,241	$—	$—
8% Senior Notes due 2018	430,000	—	—	—	—	—	430,000
5 3/8% Senior Notes due 2022	480,000	—	—	—	—	—	480,000
2 3/8% Convertible Senior Debentures due 2026 (1)	373,743	373,743	—	—	—	—	—
Total principal payments	$1,746,762	$378,669	$4,926	$4,926	$448,241	$—	$910,000
Interest payments on long-term debt (2)	515,437	81,047	76,439	75,861	75,690	60,200	146,200
Capital lease obligations including interest (3)	30,318	3,398	2,885	2,570	2,445	2,055	16,965
Operating lease obligations	329,760	51,974	47,546	41,466	34,395	29,739	124,640
Fixed maintenance obligations	38,779	3,047	3,047	3,047	3,047	3,047	23,544
Purchase obligations
Purchase orders (4)	46,916	46,916	—	—	—	—	—
Network costs (5)	240,605	83,895	70,019	48,342	27,277	9,605	1,467
Total	$2,948,577	$648,946	$204,862	$176,212	$591,095	$104,646	$1,222,816
___________________

(1)
Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock (see Note 6 to the consolidated financial statements); therefore, the repayment obligation is presented in full at the earliest maturity date. Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock. The amount presented in the table above assumes that the repayment obligation is repaid at par value. If the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000. Accordingly, if the Convertible Debentures are settled entirely in shares of our common stock, 20.1 million shares would be issued regardless of the market price of our common stock.

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

Per Share Price	Obligation	Incremental Value Over Par Value	Hypothetical Settlement Scenarios
			Scenario 1		Scenario 2
			Principal amount paid in cash	Incremental value settled in shares	Principal amount and incremental value settled in shares
			Cash	No. of Shares	No. of Shares
(amounts in thousands except per share price)
$18.64	$373,743	$—	$373,743	—	20,050
23.64	473,983	100,240	373,743	4,240	20,050
28.64	574,233	200,490	373,743	7,000	20,050
33.64	674,483	300,740	373,743	8,940	20,050
38.64	774,734	400,991	373,743	10,378	20,050
43.64	874,984	501,241	373,743	11,486	20,050

(2)	Interest payments on the Term Loan are calculated using the rate in effect as of December 31, 2012.

(3)	Includes amounts representing interest of $10.2 million.

(4)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.

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
Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash, cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of approximately $974.3 million at December 31, 2012, a one percent increase in the interest rate would change our annual interest earned by $9.7 million. At December 31, 2012, investments included in cash, cash equivalents and short-term investments were primarily comprised of prime money market mutual funds, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and government agencies. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and short-term investments, and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalents and short-term investments as market conditions change.
We have fixed and variable rate debt. Our exposure to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. Variable rate debt instruments represented approximately 27% and 41% of our total debt at December 31, 2012 and 2011, respectively. As of December 31, 2012, based on the $463.0 million outstanding balance on the Term Loan, a one percent change in the applicable rate would change the annual amount of interest we pay by $4.6 million.

At December 31, 2012, the fair values of our Term Loan, 2018 Notes, 2022 Notes and Convertible Debentures were $465.3 million, $470.9 million, $505.2 million and $512.2 million, respectively, as compared to carrying values of $463.0 million, $428.0 million, $480.0 million and $368.1 million, respectively. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems, and we have estimated the market value based on indicative pricing published by certain investment banks or trading levels in our long-term debt.

Item 8.	Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2012. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2012, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2012.

Item 9B.	Other Information
Effective February 14, 2013, our Board of Directors adopted amendments to our By-laws to provide for enhanced disclosure by any stockholder nominating a director or submitting a proposal and by director nominees submitted by stockholders, permit Board members to approve Board or committee resolutions by electronic transmission and clarify the process for stockholder nominations if the Board increases the number of its members. This summary is qualified by the text of the By-laws as amended, included with this report as Exhibit 3.2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.
We have audited tw telecom inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). tw telecom inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, tw telecom inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of tw telecom inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2012 of tw telecom inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 15, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors if required by this Item will appear under the heading “Proposal 1: Election of Directors” and “Board Information” and the information with respect to executive officers, Section 16(a) Beneficial Ownership Reporting Compliance, material changes to procedures by which security holders may recommend nominees to the board of directors, and audit committee and financial experts required by this item will appear in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2013 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. These portions of the Proxy Statement are incorporated by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2013.

tw telecom inc.

By:	/s/ MARK A. PETERS
Mark A. Peters
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer

/s/ LARISSA L. HERDA	Chairman, President and Chief Executive Officer	February 15, 2013
Larissa L. Herda

(ii) Principal Financial Officer

/s/ MARK A. PETERS	Executive Vice President and Chief Financial Officer	February 15, 2013
Mark A. Peters

(iii) Principal Accounting Officer

/s/ JILL R. STUART	Senior Vice President, Accounting and Finance and Chief Accounting Officer	February 15, 2013
Jill R. Stuart

(iv) Directors

/s/ GREGORY J. ATTORRI	Director	February 15, 2013
Gregory J. Attorri

/s/ SPENCER B. HAYS	Director	February 15, 2013
Spencer B. Hays

/s/ LARISSA L. HERDA	Director	February 15, 2013
Larissa L. Herda

/s/ KEVIN W. MOONEY	Director	February 15, 2013
Kevin W. Mooney

/s/ KIRBY G. PICKLE	Director	February 15, 2013
Kirby G. Pickle

/s/ ROSCOE C. YOUNG, II	Director	February 15, 2013
Roscoe C. Young, II

tw telecom inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.
We have audited the accompanying consolidated balance sheets of tw telecom inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), tw telecom inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 15, 2013

tw telecom inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$806,728	$353,394
Investments	167,564	131,525
Receivables, less allowances of $7,067 and $8,192, respectively	99,703	96,182
Prepaid expenses and other current assets	19,164	17,340
Deferred income taxes	76,160	65,008
Total current assets	1,169,319	663,449
Property, plant and equipment	4,247,868	4,026,134
Less accumulated depreciation	(2,755,622)	(2,598,922)
	1,492,246	1,427,212
Deferred income taxes	101,885	162,535
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	17,578	17,742
Other assets, net	30,015	24,594
Total assets	$3,223,737	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,857	$52,739
Deferred revenue	45,471	42,253
Accrued taxes, franchise and other fees	60,844	66,880
Accrued interest	20,343	13,934
Accrued payroll and benefits	45,727	44,284
Accrued carrier costs	30,765	32,760
Current portion debt and capital lease obligations, net	374,969	7,733
Other current liabilities	29,163	31,361
Total current liabilities	663,139	291,944
Long-term debt and capital lease obligations, net	1,384,242	1,352,820
Long-term deferred revenue	23,177	22,296
Other long-term liabilities	41,240	35,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 151,953 shares issued	1,520	1,520
Additional paid-in capital	1,843,126	1,823,856
Treasury stock, 556 and 2,909 shares, at cost, respectively	(10,979)	(53,156)
Accumulated deficit	(721,793)	(766,518)
Accumulated other comprehensive income	65	19
Total stockholders’ equity	1,111,939	1,005,721
Total liabilities and stockholders’ equity	$3,223,737	$2,708,226

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$746,297	$646,682	$547,218
Voice services	363,743	338,655	332,870
Network services	330,088	350,709	359,169
Intercarrier compensation	30,127	30,845	33,914
Total revenue	1,470,255	1,366,891	1,273,171
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	617,553	571,461	528,965
Selling, general and administrative	341,423	325,538	308,470
Depreciation, amortization and accretion	284,292	283,329	289,564
Total costs and expenses	1,243,268	1,180,328	1,126,999
Operating income	226,987	186,563	146,172
Interest expense	(93,757)	(87,718)	(80,952)
Debt extinguishment costs	(77)	—	(17,070)
Interest income	793	545	608
Other income	—	—	825
Income before income taxes	133,946	99,390	49,583
Income tax expense (benefit)	57,058	41,479	(291,295)
Net income	$76,888	$57,911	$340,878
Earnings per share:
Basic	$0.51	$0.39	$2.26
Diluted	$0.50	$0.38	$2.12
Weighted average shares outstanding:
Basic	147,675	147,247	149,156
Diluted	150,059	149,349	171,456

(a)    Includes non-cash stock-based employee compensation expense (Note 1):

Operating	$1,904	$2,327	$3,261
Selling, general and administrative	$27,396	$25,490	$24,571

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(amounts in thousands)
Net income	$76,888	$57,911	$340,878
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedging activities, net of tax of $0, $929 and $703, respectively	—	1,816	2,421
Unrealized gain (loss) on available for sale securities, net of tax of $4, $20 and $0, respectively	46	32	(12)
Other comprehensive income (loss), net of tax	46	1,848	2,409
Comprehensive income	$76,934	$59,759	$343,287

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(amounts in thousands)
Cash flows from operating activities:
Net income	$76,888	$57,911	$340,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	284,292	283,329	289,564
Deferred income taxes	48,559	35,756	(293,529)
Stock-based compensation	29,300	27,817	27,832
Loss on debt extinguishment	77	—	17,070
Discount on debt, amortization of deferred debt issue costs and other	25,469	23,388	20,579
Changes in operating assets and liabilities:
Accounts receivable, net	(3,521)	(14,584)	(3,582)
Prepaid expenses and other current and noncurrent assets	1,498	(7,627)	(1,682)
Accounts payable	(429)	(6,338)	(12,482)
Accrued interest	6,393	(1,261)	(1,039)
Accrued payroll and benefits	1,469	2,566	(817)
Deferred revenue, current and noncurrent	4,099	11,797	2,759
Other current and noncurrent liabilities	(10,418)	(9,166)	201
Net cash provided by operating activities	463,676	403,588	385,752
Cash flows from investing activities:
Capital expenditures	(338,118)	(340,731)	(321,844)
Purchases of investments	(243,048)	(223,638)	(246,575)
Proceeds from sale of investments	204,629	208,340	154,786
Proceeds from sale of assets and other investing activities, net	2,566	3,230	(4,416)
Net cash used in investing activities	(373,971)	(352,799)	(418,049)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	23,424	16,973	5,145
Taxes paid related to net share settlement of equity awards	(9,962)	(7,007)	(4,100)
Purchases of treasury stock	(13,409)	(58,562)	(49,911)
Excess tax benefits from stock-based compensation	1,213	1,385	—
Retirement of debt obligations	(101,518)	—	(413,683)
Net proceeds from issuance of debt	470,796	—	413,069
Payment of debt and capital lease obligations	(6,915)	(7,106)	(7,208)
Net cash provided by (used) in financing activities	363,629	(54,317)	(56,688)
Increase (decrease) in cash and cash equivalents	453,334	(3,528)	(88,985)
Cash and cash equivalents at beginning of period	353,394	356,922	445,907
Cash and cash equivalents at end of period	$806,728	$353,394	$356,922
Supplemental disclosures of cash flow information:
Cash paid for interest	$63,082	$67,566	$63,169
Cash paid for debt extinguishment costs	$—	$—	$13,677
Cash paid for income taxes, net of refunds	$7,801	$3,231	$4,653
Addition of capital lease obligation	$5,307	$2,000	$—

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2009	150,123	$1,501	—	$—	$1,774,553	$(1,127,428)	$(4,238)	$644,388
Net income	—	—	—	—	—	340,878	—	340,878
Other comprehensive income, net of tax	—	—	—	—	—	—	2,409	2,409
Purchases of treasury stock	—	—	(2,946)	(49,911)	—	—	—	(49,911)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	638	7	239	4,090	573	(3,625)	—	1,045
Stock-based compensation	1,192	12	—	—	27,820	—	—	27,832
Balance at December 31, 2010	151,953	1,520	(2,707)	(45,821)	1,802,946	(790,175)	(1,829)	966,641
Net income	—	—	—	—	—	57,911	—	57,911
Other comprehensive income, net of tax	—	—	—	—	—	—	1,848	1,848
Excess tax benefits (shortfalls) from stock-based compensation, net	—	—	—	—	100	—	—	100
Purchases of treasury stock	—	—	(3,172)	(58,562)	—	—	—	(58,562)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,458	25,527	(7,901)	(7,660)	—	9,966
Stock-based compensation	—	—	1,512	25,700	28,711	(26,594)	—	27,817
Balance at December 31, 2011	151,953	1,520	(2,909)	(53,156)	1,823,856	(766,518)	19	1,005,721
Net income	—	—	—	—	—	76,888	—	76,888
Other comprehensive income, net of tax	—	—	—	—	—	—	46	46
Excess tax benefits (shortfalls) from stock-based compensation, net	—	—	—	—	(69)	—	—	(69)
Purchases of treasury stock	—	—	(596)	(13,409)	—	—	—	(13,409)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,768	32,503	(12,616)	(6,425)	—	13,462
Stock-based compensation	—	—	1,181	23,083	31,955	(25,738)	—	29,300
Balance at December 31, 2012	151,953	$1,520	(556)	$(10,979)	$1,843,126	$(721,793)	$65	$1,111,939

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
Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas that require significant management judgments include income and other taxes, revenue and receivables, stock-based compensation, long-lived assets, regulatory fees, asset retirement obligations, evaluation of impairment of goodwill and long-lived assets, and carrier liabilities.
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
At December 31, 2012 and 2011, the Company had restricted funds held at financial institutions of $1.3 million and $1.9 million, respectively. These amounts were included in other current assets and are restricted because they primarily secure outstanding surety bonds.
Receivables
The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by evaluation of certain factors, including ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $7.1 million, or 7% of gross receivables, at December 31, 2012, and $8.2 million, or 8% of gross receivables, at December 31, 2011.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost except for assets acquired through acquisition of businesses, which are recorded at fair value. Construction costs, labor and applicable overhead related to the development, installation and expansion of the Company’s network, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead was $75.3 million, $71.6 million and $64.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized interest was $1.3 million, $2.1 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets that are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $1.1 million, $1.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Goodwill
The Company performs impairment tests at least annually on all goodwill and indefinite-lived intangible assets pursuant to relevant accounting standards which require goodwill to be assigned to a reporting unit and tested using a consistent measurement date. For purposes of testing goodwill for impairment, the Company’s goodwill has been assigned to the Company’s one consolidated reporting unit and is tested in the fourth quarter of each year or more frequently if impairment indicators arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. There were no goodwill impairment charges during the years ended December 31, 2012, 2011 or 2010.
Other Assets
Other assets primarily include deferred debt issuance costs, which are amortized to interest expense over the life of the respective debt agreements, and long-term prepaid service contracts that are amortized over the service period.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets
The Company periodically reviews the carrying amounts of property, plant, and equipment and its identifiable intangible assets whenever current events or circumstances indicate the carrying amounts may not be recoverable. An impairment is required when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets and the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell. The Company’s asset impairment tests did not result in any impairment charges during the years ended December 31, 2012, 2011 or 2010.
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

Derivative Financial Instruments
The Company historically has utilized derivative financial instruments, specifically interest rate swap agreements, to mitigate interest rate risk. These instruments have been executed with financial institutions deemed creditworthy, and the Company monitors its exposure to these counterparties. All derivatives are recognized in the Company’s consolidated balance sheets at fair value.
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
If certain correlation and risk reduction criteria are met, the derivative is deemed to be highly effective in offsetting the changes in cash flows of the hedged item on a retrospective and prospective basis, and may be specifically designated as a hedge of exposure to changes in cash flow. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss. Amounts excluded from the assessment of hedge effectiveness, if any, as well as the ineffective portion of the gain or loss, are reported in results of operations immediately. The Company performs a quarterly assessment to determine whether each derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. If the derivative instrument is determined to be not highly effective as a hedge, or if a derivative instrument ceases to be a highly effective hedge, hedge accounting is discontinued prospectively with respect to that derivative instrument. As of December 31, 2012, the Company has no outstanding interest rate swap agreements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:
•Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, local and wide-area business Ethernet, and IP VPN solutions. Data and Internet services also include a portfolio of managed services including the data and Internet components of converged services, which fully integrates a combination of certain communication applications including IP VPN, Internet, security and managed router service into a single managed IP solution; and integrated services, which enable customers to purchase a full array of access options that include Internet services.
•Voice services include traditional and next generation voice capabilities, including voice services provided as stand alone and bundled products, long distance, toll free services and VoIP. Voice services also include the voice components of converged and integrated services.
•Network services are point-to-point services that transmit voice, data and images using state-of-the-art fiber optics, and collocation services that provide secure space with controlled climate and power where customers can locate their equipment to connect to the Company's network in facilities equipped for enterprise information technology environmental requirements.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $79.8 million, $63.5 million and $51.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Expenses
Operating expenses consist of costs directly related to the operation and maintenance of the Company’s network and the provisioning of services, but exclude depreciation, amortization and accretion, which is reported separately. These costs, which are net of capitalized labor and overhead costs on capital projects (see “Property, Plant, and Equipment” above), include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 18%, 20% and 20% of the Company’s total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. No customer accounted for 5% or more of total revenue in 2012, 2011 and 2010.

Stock-Based Compensation
The Company recognizes the cost of share-based employee compensation payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units granted is determined based on the market price of the Company’s common stock at the date of grant. The fair value of options is estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the years ended December 31, 2012, 2011 and 2010, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period.
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

Recently Adopted Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard update in the three months ended March 31, 2012. This update affected presentation and disclosure, but did not affect the Company's consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued an accounting standard update intended to simplify goodwill impairment testing. Entities have the option to perform a qualitative assessment on goodwill impairment to determine if a quantitative assessment is necessary. The accounting standard update is effective for fiscal years beginning after December 15, 2011. The Company adopted the new guidance effective January 1, 2012. This update affects testing steps only, and therefore adoption did not affect the Company's consolidated financial position, results of operations or cash flows. The Company opted not to perform a qualitative assessment in performing its annual impairment test for the year end December 31, 2012 and instead performed a quantitative assessment (see "Goodwill" above).

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

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Years ended December 31,
	2012	2011	2010
	(amounts in thousands, except per share amounts)
Numerator
Net income	$76,888	$57,911	$340,878
Allocation of net income to unvested restricted stock awards	(1,604)	(1,093)	(4,471)
Net income allocated to common stockholders, basic	75,284	56,818	336,407
Adjustment for assumed dilution:
Interest expense on convertible debentures, net of tax	—	—	26,443
Net income allocated to common stockholders, diluted	$75,284	$56,818	$362,850
Denominator
Basic weighted average shares outstanding	147,675	147,247	149,156
Dilutive potential common shares:
Shares from assumed conversion of convertible debentures	—	—	20,050
Stock options	1,679	1,495	1,694
Unvested restricted stock	705	607	556
Diluted weighted average shares outstanding	150,059	149,349	171,456
Basic earnings per share	$0.51	$0.39	$2.26
Diluted earnings per share	$0.50	$0.38	$2.12

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s convertible debentures, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 23.2 million shares, 26.1 million shares and 8.4 million shares at December 31, 2012, 2011 and 2010, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments
The Company’s investments at December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
	(amounts in thousands)
Cash equivalents:
Prime money market mutual funds	$425,165	$—
U.S. Treasury money market mutual funds	262,967	291,746
Commercial paper	30,692	8,497
Certificates of deposit	8,000	5,201
Debt securities issued by U.S. Government agencies	4,999	—
International government securities	—	1,401
Total cash equivalents	$731,823	$306,845
Investments:
Debt securities issued by the U.S. Treasury	$89,870	$3,008
Debt securities issued by U.S. Government agencies	45,214	27,885
Commercial paper	32,480	1,500
Corporate debt securities	—	99,132
Total investments	$167,564	$131,525

Total cash equivalents and investments	$899,387	$438,370

At December 31, 2012 and December 31, 2011, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 8. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities during the year ended December 31, 2012, 2011 and 2010 were $204.6 million, $208.3 million and $154.8 million, respectively. The Company recognized no material unrealized or realized net gains or losses from available-for-sale securities during the years ended December 31, 2012, 2011 and 2010.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31,
	2012	2011
	(amounts in thousands)
Communications network equipment	$2,869,304	$2,738,618
Fiber and right to use	1,089,210	1,014,952
Vehicles and other equipment	227,977	206,466
Land, buildings and improvements	61,377	66,098
	4,247,868	4,026,134
Less accumulated depreciation	(2,755,622)	(2,598,922)
Total	$1,492,246	$1,427,212

Depreciation expense was $275.8 million, $274.5 million and $279.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company’s asset retirement obligations are included as a component of other long-term liabilities in the consolidated balance sheets. The following table provides asset retirement obligation liability activity for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
	(amounts in thousands)
Asset retirement obligations:
Balance at January 1	$25,138	$23,141	$20,377
Accretion expense	2,273	2,085	1,876
Liabilities incurred	2,483	—	977
Liabilities settled	(342)	(88)	(89)
Balance at December 31	$29,552	$25,138	$23,141

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets
Goodwill
The Company had goodwill of $412.7 million at both December 31, 2012 and 2011.
Definite Life Intangibles
Definite life intangibles consist primarily of acquired customer relationships. Definite life intangible assets are amortized using methods that correlate to the pattern in which the economic benefits are expected to be realized. Customer relationships are amortized using the sum of the years digits method over an estimated life of 10 years. Other intangible assets, primarily acquired intangible assets, are amortized on a straight-line basis using expected lives of four or 10 years. During the year ended December 31, 2012, the Company purchased certain rights (included in the table below in "Other") and are amortized on a straight-line basis using an expected life of four years. Definite life intangible assets subject to amortization were as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(amounts in thousands)
Customer relationships	$59,086	$(49,059)	$10,027	$59,086	$(43,867)	$15,219
Other	12,392	(4,841)	7,551	6,363	(3,840)	2,523
	$71,478	$(53,900)	$17,578	$65,449	$(47,707)	$17,742

Intangible asset amortization expense was $6.2 million, $6.7 million and $7.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The amortization expense related to intangible assets recorded as of December 31, 2012 for each of the five succeeding years is estimated to be the following: 2013—$6.0 million; 2014—$4.9 million; 2015—$3.9 million; 2016—$2.2 million and 2017—$0.

6. Long-Term Debt

	December 31,
	2012	2011
	(amounts in thousands)
Term Loan B—January 2013 tranche, due 2013	$—	$102,055
Term Loan B—extended tranche, due 2016	463,019	467,946
8% Senior Notes, due 2018	430,000	430,000
5 3/8% Senior Notes, due 2022	480,000	—
2 3/8% Convertible Senior Debentures, due 2026	373,743	373,744
Total debt	1,746,762	1,373,745
Unamortized discounts	(7,642)	(29,443)
Current portion	(373,026)	(6,000)
Total long-term debt	$1,366,094	$1,338,302

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The schedule of principal payments on long-term debt as of December 31, 2012 is as follows (amounts in thousands):

2013 (1)	378,669
2014	4,926
2015	4,926
2016	448,241
2017	—
Thereafter	910,000
Total payments	$1,746,762
___________________

(1)
Holders of the Convertible Debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest, or at any time prior to April 1, 2026 to convert the debentures into shares of the Company's common stock; therefore, the repayment obligation is presented in full at the earliest maturity date. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock. See further discussion below.

5 3/8% Senior Notes due 2022
In October 2012, the Company's wholly owned subsidiary, tw telecom holdings inc. ("Holdings") completed a private offering of $480 million principal amount 5 3/8% Senior Notes due 2022 (the "2022 Notes"), at an offering price of 100% of the principal amount. The Company may use the net proceeds of this offering to settle the conversion obligations for the 2 3/8% Convertible Senior Debentures due 2026 (the "Convertible Debentures") to the extent holders elect to convert their Convertible Debentures and the Company elects to settle the conversion obligations in whole or in part in cash, or if the Company otherwise redeems the Convertible Debentures. See the discussion below under 2 3/8% Convertible Senior Debentures due 2026 for the terms under which the Convertible Debentures may be settled or redeemed. Any net proceeds not used for these purposes would be used for general corporate purposes.
The 2022 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings' subsidiaries. Interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2013. The 2022 Notes are redeemable in whole or in part, at the Company's option at any time prior to October 1, 2017 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium. The 2022 Notes are also redeemable in whole or in part, at the Company's option at any time on or after October 1, 2017, 2018, 2019 and 2020 at redemption prices of 102.688%, 101.792%, 100.896% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. In addition, any time prior to October 1, 2015, at the Company's option, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 105.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. Offering costs of $9.2 million related to the 2022 Notes were deferred and will be amortized to interest expense over the term of the 2022 Notes. Interest expense, including amortization of deferred debt issuance costs relating to the 2022 Notes, was $6.7 million for the year ended year ended December 31, 2012.
As required by a registration rights agreement with the initial purchasers of the 2022 Notes, Holdings conducted an exchange offer to enable the holders of the 2022 Notes to exchange the unregistered 2022 Notes for notes registered under the Securities Act of 1933 with essentially identical terms. Pursuant to the exchange offer, which closed in January 2013, $479.8 million in principal amount of unregistered 2022 Notes were exchanged for $479.8 million in principal amount of registered 2022 Notes. The exchange offer for the 2022 Notes did not have a material impact on the Company's financial position or results of operations.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8% Senior Notes due 2018
In March 2010, Holdings completed an offering of $430 million aggregate principal amount of 8% Senior Notes due 2018 (the “2018 Notes”) at an offering price of 99.284% of the principal amount. The net proceeds from the offering were used to fund Holdings’ extinguishment of its 9¼% Senior Notes due February 2014. The 2018 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings’ subsidiaries. Interest is payable semi-annually on September 1 and March 1. The 2018 Notes are redeemable in whole or in part, at Holdings’ option, at any time on or after March 1, 2014, 2015 and 2016 at redemption prices of 104%, 102% and 100%, respectively. In addition, prior to March 1, 2013, at Holdings’ option, Holdings may redeem up to 35% of the aggregate principal amount of the 2018 Notes with the net proceeds from one or more equity offerings by the Company at a redemption price of 108% of their principal amount, plus accrued and unpaid interest, if any. Offering costs of $9.5 million related to the 2018 Notes were deferred and are being amortized to interest expense over the term of the 2018 Notes. Interest expense, including amortization of deferred debt issuance costs and discount relating to the 2018 Notes, was $36.0 million, $36.0 million and $28.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
2 3/8% Convertible Senior Debentures due 2026
As of December 31, 2012, the Company had outstanding $373.7 million principal amount 2 3/8% Convertible Senior Debentures due April 1, 2026 (the “Convertible Debentures”). The Convertible Debentures are general, unsecured obligations of the Company. Interest is payable semi-annually on April 1 and October 1. The Convertible Debentures are redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the debentures have the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016 or April 1, 2021 at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock at a conversion rate of 53.6466 per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. Upon conversion, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. As of December 31, 2012, an immaterial amount of Convertible Debentures had been converted and the Company delivered cash in lieu of common stock in connection with that conversion. As of December 31, 2012, the if-converted value of the Convertible Debentures exceeded the principal amount by $136.9 million. This amount could increase or decrease depending on the market price of the Company's common stock at the time of conversion.

In accordance with authoritative guidance issued by the FASB for convertible debt instruments, the Company separated the Convertible Debentures into debt and equity components at issuance and has assigned a value to each. The value assigned to the equity component was $120.5 million, net of an allocable portion of deferred debt issuance costs, as of December 31, 2012 and 2011, and is included as a component of additional paid in capital. The value assigned to the debt component was $253.3 million and represents the estimated fair value, as of the issuance date (March 29, 2006), of a similar instrument without the conversion feature. The unamortized discount is amortized to interest expense using the interest rate method through March 31, 2013. The following table reflects the principal and discount included in the consolidated balance sheets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(amounts in thousands)
Principal amount of Convertible Debentures	$373,743	$373,744
Unamortized discount	(5,643)	(27,057)
Net carrying amount of Convertible Debentures	$368,100	$346,687

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized the following amounts to interest expense related to the Convertible Debentures for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
	(amounts in thousands)
Interest expense, contractual amount at 2 3/8%	$8,877	$8,876	$8,875
Interest expense, amortization of discount	21,414	19,675	18,077
Interest expense, amortization of deferred debt issuance costs	1,098	1,098	1,098
Total interest expense for Convertible Debentures	$31,389	$29,649	$28,050
Effective interest rate on liability component	8.5%	8.5%	8.5%

Term Loan B
As of December 31, 2012, Holdings had a $680 million senior secured credit facility (the “Credit Facility”) consisting of a $600 million Term Loan B (“Term Loan”) and an undrawn $80 million revolving credit facility (the “Revolver”). On December 2, 2010, Holdings amended and restated the Credit Facility agreement to extend from January 2013 to December 2016 the maturity of approximately $474.1 million (the “extended tranche”) of the $577.5 million in principal amount of the Term Loan then outstanding. The January 2013 maturity date of the remaining $103.4 million in principal amount (the “January 2013 tranche”) was unchanged. The term of Holdings’ undrawn Revolver was extended from October 2011 to December 2014. In August 2012, Holdings extinguished in full the outstanding principal amount of $101.5 million of the January 2013 tranche by utilizing cash and cash equivalents. A $0.1 million write off of deferred debt issuance costs related to the extinguishment has been classified as debt extinguishment costs in the accompanying consolidated statements of operations for the year ended December 31, 2012. As of December 31, 2012, Holdings had outstanding $463.0 million principal amount of the extended tranche. Components of the Credit Facility, as amended, and related financing are detailed below:

•
The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings’ subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to ¼ of 1% of the aggregate principal amount on the last day of each quarter. Interest on the extended tranche is computed based on a specified Eurodollar rate plus 3.25%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at December 31, 2012, the effective interest rate was 3.5%. In accordance with applicable accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt. The fees paid to the holders of the extended tranche of $3.8 million were added to the allocable share of existing debt issuance costs and will be amortized over the term of the extended tranche. Interest expense, including amortization of deferred debt issuance costs and the effect of interest rate swap agreements, was $18.8 million, $22.3 million and $17.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

•
The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding amounts, if any, will be computed based on a specified Eurodollar rate plus 2.5% to 3.5% and will be reset periodically and payable at least quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.5% per annum. If the Revolver were drawn, certain restrictive financial covenants would apply. The fees paid to the lenders of $0.5 million were added to the existing debt issuance costs and will be amortized through the expiration date. Commitment fee expense and amortization of deferred debt issuance costs relating to the Revolver was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Term Loan negative covenants were amended in December 2010 so that the amended Term Loan agreement contains similar restrictions to those contained in the indenture for the 2018 Notes. These covenants are also similar to the restrictions contained in the indentures for the 2022 Notes issued in October 2012. The Revolver covenants, which also were amended in December 2010, contain additional restrictions, as well as certain financial covenants that the Company, Holdings and its subsidiaries must comply with if Holdings draws on the Revolver.
As of December 31, 2012, the Company and Holdings were in compliance with all of their covenants under the 2022 Notes, 2018 Notes, the Term Loan and the Revolver.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive loss at December 31, 2010 were $2.4 million. There were no unrecognized losses for the interest rate swap agreement included in accumulated other comprehensive income at December 31, 2012 or 2011. The effect of the interest rate swaps on the consolidated statements of operations was as follows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Loss recognized in other comprehensive income (loss) (effective portion)	$—	$(118)	$(1,891)
Loss reclassified from accumulated other comprehensive income (loss) into interest expense (effective portion)	$—	$(2,530)	$(3,717)
Gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—

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
Fair Value Hierarchy
Relevant accounting standards set forth a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Relevant accounting standards establish three levels of inputs that may be used to measure fair value:

•
Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets that are measured at fair value on a recurring basis consist of the Company’s investments in prime money market mutual funds and U.S. Treasury money market mutual funds that are traded in an active market with sufficient volume and frequency of transactions, and are included as a component of cash and cash equivalents in the consolidated balance sheets.

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in certificates of deposit, commercial paper, corporate debt securities, international government securities, and debt securities issued by the U.S. Treasury and government agencies using observable inputs in less active markets and are included as components of cash and cash equivalents and investments in the consolidated balance sheets. Level 2 liabilities that are measured, but not carried, at fair value on a recurring basis include the Company’s long-term debt. The Company's long-term debt has not been listed on any securities exchange or quoted on an inter-dealer automated quotation system. The Company has estimated the fair value of its long-term debt based on indicative pricing published by certain investment banks or trading levels in our long-term debt.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at December 31, 2012 and 2011.

The following tables reflect assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements At December 31, 2012			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$425,165	$—	$—	$425,165
U.S. Treasury money market mutual funds	262,967	—	—	262,967
Commercial paper	—	30,692	—	30,692
Certificates of deposit	—	8,000	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999	—	4,999
Investments included in cash and cash equivalents	$688,132	$43,691	$—	$731,823
Debt securities issued by the U.S. Treasury	—	89,870	—	89,870
Debt securities issued by U.S. Government agencies	—	45,214	—	45,214
Commercial paper	—	32,480	—	32,480
Short-term investments	$—	$167,564	$—	$167,564
Total assets	$688,132	$211,255	$—	$899,387

	Fair Value Measurements At December 31, 2011			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$291,746	$—	$—	$291,746
Commercial paper	—	8,497	—	8,497
Certificates of deposit	—	5,201	—	5,201
International government securities	—	1,401	—	1,401
Investments included in cash and cash equivalents	$291,746	$15,099	$—	$306,845
Corporate debt securities	—	99,132	—	99,132
Debt securities issued by U.S. Government agencies	—	27,885	—	27,885
Debt securities issued by the U.S. Treasury	—	3,008	—	3,008
Commercial paper	—	1,500	—	1,500
Short-term investments	$—	$131,525	$—	$131,525
Total assets	$291,746	$146,624	$—	$438,370

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B—January 2013 tranche	$—	$—	$102,055	$101,673
Term Loan B—Extended tranche, due 2016	463,019	465,334	467,946	464,435
8% Senior Notes, net of discount	428,001	470,850	427,614	460,100
5 3/8% Senior Notes	480,000	505,200	—	—
2 3/8% Convertible Senior Debentures, net of discount	368,100	512,159	346,687	444,288
Total debt	$1,739,120	$1,953,543	$1,344,302	$1,470,496

9. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years ended December 31,
	2012	2011	2010
	(amounts in thousands)
Current:
Federal	$3,525	$1,317	$269
State	4,974	4,406	1,965
	8,499	5,723	2,234
Deferred:
Federal	46,611	34,800	20,873
State	1,948	1,826	651
	48,559	36,626	21,524
Income tax (benefit) expense of change in valuation allowance (1)	—	(870)	(315,053)
Income tax expense (benefit)	$57,058	$41,479	$(291,295)
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

Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
Federal statutory income tax expense	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	3.9	4.7	5.3
Compensation limitation	2.8	2.1	5.0
Other	0.9	0.8	2.6
Change in valuation allowance	—	(0.9)	(635.3)
Income tax expense (benefit)	42.6%	41.7%	(587.4)%

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(amounts in thousands)
Deferred tax assets:
Net operating loss carryforwards	$253,827	$328,168
Accrued liabilities	25,897	31,646
Stock compensation	18,794	18,600
Deferred revenue	7,525	8,409
AMT and other business credit carryforwards	6,277	2,569
Allowance for doubtful accounts	2,689	3,133
Other	9,142	6,171
Total deferred tax assets	324,151	398,696
Deferred tax liabilities:
Depreciation and amortization	(108,988)	(126,097)
Discount on Convertible Debentures	(2,147)	(7,672)
Prepaid expenses	(1,746)	(2,022)
Total deferred tax liabilities	(112,881)	(135,791)
Less: Valuation allowance	(33,225)	(35,362)
Total deferred tax asset, net	$178,045	$227,543
Balance sheet classification of deferred taxes:
Deferred income tax asset, net - current	$76,160	$65,008
Deferred income tax asset, net - noncurrent	101,885	162,535
Total deferred tax asset, net	$178,045	$227,543

Prior to 2009, the Company had a history of losses and, as a result, recognized a valuation allowance for net deferred tax assets, excluding consideration of the deferred tax liability for the amortization of indefinite lived intangibles. Each quarter, the Company evaluates the need to retain all or a portion of the valuation allowance on its net deferred tax assets. During 2010, the Company determined that it was more likely than not that the vast majority of its deferred tax assets, including net operating loss carryforwards (“NOLs”), will be realized, and as a result reversed $299.0 million of the valuation allowance. In making this determination, the Company analyzed, among other things, its recent history of earnings, its cumulative earnings for the last 12 quarters, and forecasts of future earnings. The reversal of the valuation allowance resulted in an income tax benefit of $299.0 million, or $1.98 per basic share and $1.72 per diluted share for the year ended December 31, 2010.
The Company continues to maintain a valuation allowance against certain deferred tax assets totaling $33.2 million. The Company believes it is more likely than not that certain deferred tax assets, including those resulting from NOLs subject to certain limitations and those that require future income of special character, will not be realized. Additionally, the Company has certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance. At December 31, 2012, $20.7 million of the valuation allowance related to stock compensation for which subsequently recognized tax benefits will be allocated directly to additional paid in capital.
As a result of certain realization requirements of applicable accounting guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Stockholders' equity will be increased by $54.9 million if and when such deferred tax assets are ultimately realized. The Company uses the ordering rules prescribed by relevant accounting guidance for purposes of determining when the excess tax benefits have been realized. At December 31, 2012, the Company had $18.8 million in deferred tax assets related to stock-based compensation. If the actual future tax deductions are less than the deferred tax asset recorded, this may result in an increase to income tax expense.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012, the Company had NOLs for federal income tax purposes of approximately $823 million. The Company’s NOLs, if not utilized to reduce taxable income in future periods, generally expire in various amounts beginning in 2022 and ending in 2026. The Company utilized NOLs to offset income tax obligations in each of the tax returns filed for the years ended December 31, 2011, 2010 and 2009. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to the Company’s common stock that are held by 5 percent or greater stockholders exceeds 50 percent measured over a rolling three year period. If the Company experienced such an ownership change at a time when its market capitalization is below a certain level, the utilization of its NOLs to reduce future federal income tax obligations could be limited.
As of December 31, 2012, the Company had no material uncertain tax positions.

10. Stock-Based Compensation
tw telecom 1998 Employee Stock Option Plan
The Company maintains the tw telecom 1998 Employee Stock Option Plan that reserved 9.0 million shares of common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2012, approximately 1.5 million shares of common stock were reserved for issuance upon exercise of outstanding options under that plan. Generally, the options vest over periods of up to four years and expire seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price equal to market value at the date of grant. The tw telecom 1998 Employee Stock Option Plan expired in August 2008 and no additional awards may be granted under this plan.
tw telecom 2000 Employee Stock Plan
The Company maintains the tw telecom 2000 Employee Stock Plan (as amended in June 2009) that permits up to 39.0 million shares of common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2012, approximately 4.8 million shares of common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 13.1 million shares of common stock were available for grant under the plan. Generally, the options and awards vest over periods of up to four years and options expire either seven or ten years from the date of issuance.
The options have been granted to employees of the Company with an exercise price equal to market value of the underlying stock at the date of grant. The fair value of the restricted stock awards and restricted stock units granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is recorded over their vesting periods, generally up to four years. The Company did not grant any stock options in the year ended December 31, 2012. The weighted-average fair value of options granted was $8.44 and $7.61 for the years ended December 31, 2011 and 2010, respectively, with the following weighted-average assumptions:

	2011	2010
Expected volatility	52%	53%
Risk-free interest rate	2.2%	2.5%
Dividend yield	0%	0%
Expected term	5.0 years	5.2 years

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s stock option activity and related information for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(thousands)
Options outstanding at January 1, 2012	6,673,547	$15.54
Granted	—	—
Exercised	(1,768,672)	13.24
Forfeited	(12,711)	8.17
Expired	(31,958)	20.28
Options outstanding at December 31, 2012	4,860,206	$16.36	3.03	$44,287
Vested and expected to vest at December 31, 2012	4,848,942	$16.36	3.02	$44,154
Exercisable at December 31, 2012	4,169,135	$17.19	2.45	$34,505

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $17.8 million, $13.4 million and $7.1 million, respectively. As of December 31, 2012, there was $1.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.5 years.
The table below summarizes the Company’s restricted stock and restricted stock units and related information for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	4,181,512	$17.92
Granted	1,880,918	20.37
Vested	(1,392,043)	13.69
Forfeited	(97,162)	16.87
Nonvested at December 31, 2012	4,573,225	$17.30

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $29.1 million, $17.7 million and $12.8 million, respectively. As of December 31, 2012, there was $54.0 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
Effective October 1, 2004, the Company adopted the tw telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 600,000 shares of the Company’s common stock to participants in the 2004 Stock Purchase Plan. In September 2007, the 2004 Stock Purchase Plan was amended to authorize an additional 600,000 shares for issuance under the 2004 Stock Purchase Plan. During the years ended December 31, 2012, 2011 and 2010, no shares were issued under the amended 2004 Stock Purchase Plan because the Company has not made any offerings under the amended plan.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies
Leases and Fixed Obligations
The Company leases office space and furniture, facilities housing telecommunications equipment, and fiber optic use rights. Certain of the leases contain renewal clauses. The Company also enters into fixed price maintenance agreements for maintenance of its network.

At December 31, 2012, and after giving effect to a real estate lease that was executed in January 2013, commitments under capital and non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2013	$3,398	$51,974	$3,047
2014	2,885	47,546	3,047
2015	2,570	41,466	3,047
2016	2,445	34,395	3,047
2017	2,055	29,739	3,047
Thereafter	16,965	124,640	23,544
Total minimum lease payments	$30,318	$329,760	$38,779
Less amount representing interest	(10,227)
Present value of obligations under capital leases	20,091
Less current portion of obligations under capital leases	(1,943)
Obligations under capital leases, excluding current portion	$18,148

As of December 31, 2012 and 2011, assets under capital lease obligations, which primarily consist of fiber optic network components, were $24.6 million and $19.3 million, respectively, with related accumulated depreciation of $7.8 million and $6.1 million, respectively. Depreciation expense related to assets under capital lease obligations was $1.7 million, $1.2 million and $1.4 million for years ended December 31, 2012, 2011 and 2010, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 7.4%. Rental expense under operating leases aggregated $77.1 million, $76.8 million and $73.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

12. Employee Benefit Plans
Effective January 1, 1999, the Company adopted the tw telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan aggregated $11.9 million, $11.6 million and $10.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Quarterly Results of Operations (Unaudited)
The following summarizes the Company’s unaudited quarterly results of operations for 2012 and 2011:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share amounts)
Year ended December 31, 2012
Total revenue	$358,925	$364,503	$368,934	$377,893
Operating income	55,248	56,468	58,672	56,599
Net income	19,332	19,319	20,969	17,268
Basic earnings per share	$0.13	$0.13	$0.14	$0.11
Diluted earnings per share	$0.13	$0.13	$0.14	$0.11
Year ended December 31, 2011
Total revenue	$332,542	$338,386	$344,456	$351,507
Operating income	44,262	46,270	47,270	48,761
Net income	12,619	14,307	14,593	16,392
Basic earnings per share	$0.08	$0.09	$0.10	$0.11
Diluted earnings per share	$0.08	$0.09	$0.10	$0.11

The total net income per share for the 2012 and 2011 quarters do not equal net income per share for the respective years because the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

14. Supplemental Guarantor Information
The 2018 Notes and 2022 Notes are unsecured obligations of Holdings ("Issuer") and are guaranteed by the Company (“Parent Guarantor”) and substantially all of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2018 Notes and 2022 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2012 and 2011, Condensed Consolidating Statements of Operations for the years ended December 31, 2012, 2011 and 2010, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,544	$782,184	$—	$—	$806,728
Investments	—	167,564	—	—	167,564
Receivables, net	—	—	99,703	—	99,703
Prepaid expenses and other current assets	—	11,270	7,894	—	19,164
Deferred income taxes	—	76,140	20	—	76,160
Intercompany receivable	1,864,694	506,610	—	(2,371,304)	—
Total current assets	1,889,238	1,543,768	107,617	(2,371,304)	1,169,319
Property, plant and equipment, net	—	48,686	1,443,560	—	1,492,246
Deferred income taxes	—	101,401	484	—	101,885
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	275	20,634	26,684	—	47,593
Total assets	$1,889,513	$1,714,489	$1,991,039	$(2,371,304)	$3,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,141	$48,716	$—	$55,857
Current portion debt and capital lease obligations, net	368,100	5,475	1,394	—	374,969
Other current liabilities	2,219	64,564	165,530	—	232,313
Intercompany payable	—	—	2,371,304	(2,371,304)	—
Total current liabilities	370,319	77,180	2,586,944	(2,371,304)	663,139
Losses in subsidiary in excess of investment	407,286	862,681	—	(1,269,967)	—
Long-term debt and capital lease obligations, net	—	1,366,463	17,779	—	1,384,242
Long-term deferred revenue	—	—	23,177	—	23,177
Other long-term liabilities	—	7,024	34,216	—	41,240
Stockholders’ equity (deficit)	1,111,908	(598,859)	(671,077)	1,269,967	1,111,939
Total liabilities and stockholders’ equity (deficit)	$1,889,513	$1,714,489	$1,991,039	$(2,371,304)	$3,223,737

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,543	$328,851	$—	$—	$353,394
Investments	—	131,525	—	—	131,525
Receivables, net	—	—	96,182	—	96,182
Prepaid expenses and other current assets	—	10,521	6,819	—	17,340
Deferred income taxes	—	64,988	20	—	65,008
Intercompany receivable	1,836,254	600,773	—	(2,437,027)	—
Total current assets	1,860,797	1,136,658	103,021	(2,437,027)	663,449
Property, plant and equipment, net	—	56,720	1,370,492	—	1,427,212
Deferred income taxes	—	162,050	485	—	162,535
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	1,373	13,287	27,676	—	42,336
Total assets	$1,862,170	$1,368,715	$1,914,368	$(2,437,027)	$2,708,226
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$9,649	$43,090	$—	$52,739
Current portion debt and capital lease obligations, net	—	6,505	1,228	—	7,733
Other current liabilities	2,219	57,028	172,225	—	231,472
Intercompany payable	—	—	2,437,027	(2,437,027)	—
Total current liabilities	2,219	73,182	2,653,570	(2,437,027)	291,944
Losses in subsidiary in excess of investment	507,643	971,457	—	(1,479,100)	—
Long-term debt and capital lease obligations, net	346,687	992,490	13,643	—	1,352,820
Long-term deferred revenue	—	—	22,296	—	22,296
Other long-term liabilities	—	7,310	28,135	—	35,445
Stockholders’ equity (deficit)	1,005,621	(675,724)	(803,276)	1,479,100	1,005,721
Total liabilities and stockholders’ equity (deficit)	$1,862,170	$1,368,715	$1,914,368	$(2,437,027)	$2,708,226

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2012

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,470,255	$—	$1,470,255
Costs and expenses:
Operating, selling, general and administrative	—	221,340	737,636	—	958,976
Depreciation, amortization and accretion	—	24,268	260,024	—	284,292
Corporate expense allocation	—	(245,608)	245,608	—	—
Total costs and expenses	—	—	1,243,268	—	1,243,268
Operating income	—	—	226,987	—	226,987
Interest expense, net	(31,388)	(54,420)	(7,156)	—	(92,964)
Debt extinguishment costs	—	(77)	—	—	(77)
Interest expense allocation	31,388	54,497	(85,885)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	133,946	—	133,946
Income tax expense	—	55,310	1,748	—	57,058
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(55,310)	132,198	—	76,888
Equity in undistributed earnings of subsidiaries	76,888	132,198	—	(209,086)	—
Net income	$76,888	$76,888	$132,198	$(209,086)	$76,888

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,366,891	$—	$1,366,891
Costs and expenses:
Operating, selling, general and administrative	—	209,677	687,322	—	896,999
Depreciation, amortization and accretion	—	22,170	261,159	—	283,329
Corporate expense allocation	—	(231,847)	231,847	—	—
Total costs and expenses	—	—	1,180,328	—	1,180,328
Operating income	—	—	186,563	—	186,563
Interest expense, net	(29,648)	(45,302)	(12,223)	—	(87,173)
Interest expense allocation	29,648	45,302	(74,950)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	99,390	—	99,390
Income tax expense	—	39,927	1,552	—	41,479
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(39,927)	97,838	—	57,911
Equity in undistributed earnings of subsidiaries	57,911	97,838	—	(155,749)	—
Net income	$57,911	$57,911	$97,838	$(155,749)	$57,911

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,273,171	$—	$1,273,171
Costs and expenses:
Operating, selling, general and administrative	—	208,729	628,706	—	837,435
Depreciation, amortization and accretion	—	20,112	269,452	—	289,564
Corporate expense allocation	—	(228,841)	228,841	—	—
Total costs and expenses	—	—	1,126,999	—	1,126,999
Operating income	—	—	146,172	—	146,172
Interest expense, net	(28,049)	(39,806)	(12,489)	—	(80,344)
Debt extinguishment costs	—	(17,070)	—	—	(17,070)
Other income	—	825	—	—	825
Interest expense and other income allocation	28,049	56,051	(84,100)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	49,583	—	49,583
Income tax benefit	—	(289,865)	(1,430)	—	(291,295)
Net income (loss) before equity in undistributed earnings of subsidiaries	—	289,865	51,013	—	340,878
Equity in undistributed earnings of subsidiaries	340,878	51,013	—	(391,891)	—
Net income	$340,878	$340,878	$51,013	$(391,891)	$340,878

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2012

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$76,888	$76,888	$132,198	$(209,086)	$76,888
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	46	46	—	(46)	46
Other comprehensive income, net of tax	46	46	—	(46)	46
Comprehensive income	$76,934	$76,934	$132,198	$(209,132)	$76,934

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$57,911	$57,911	$97,838	$(155,749)	$57,911
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging activities	1,816	1,816	—	(1,816)	1,816
Unrealized gain on available-for-sale securities	32	32	—	(32)	32
Other comprehensive income, net of tax	1,848	1,848	—	(1,848)	1,848
Comprehensive income	$59,759	$59,759	$97,838	$(157,597)	$59,759

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$340,878	$340,878	$51,013	$(391,891)	$340,878
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging activities	2,421	2,421	—	(2,421)	2,421
Unrealized loss on available-for-sale securities	(12)	(12)	—	12	(12)
Other comprehensive income, net of tax	2,409	2,409	—	(2,409)	2,409
Comprehensive income	$343,287	$343,287	$51,013	$(394,300)	$343,287

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$76,888	$76,888	$132,198	$(209,086)	$76,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	24,268	260,024	—	284,292
Deferred income taxes	—	48,559	—	—	48,559
Stock-based compensation	—	—	29,300	—	29,300
Amortization of discount on debt and deferred debt issue costs and other	22,512	3,034	—	—	25,546
Intercompany and equity investment changes	(99,451)	(14,613)	(95,022)	209,086	—
Changes in operating assets and liabilities	—	5,280	(6,189)	—	(909)
Net cash provided by (used in) operating activities	(51)	143,416	320,311	—	463,676
Cash flows from investing activities:
Capital expenditures	—	(17,490)	(320,628)	—	(338,118)
Purchases of investments	—	(243,048)	—	—	(243,048)
Proceeds from sale of investments	—	204,629	—	—	204,629
Proceeds from sale of assets and other investing activities, net	—	1,258	1,308	—	2,566
Net cash used in investing activities	—	(54,651)	(319,320)	—	(373,971)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	13,462	—	—	—	13,462
Purchases of treasury stock	(13,409)	—	—	—	(13,409)
Excess tax benefits from stock-based compensation	—	1,213	—	—	1,213
Retirement of debt obligations	—	(101,518)	—	—	(101,518)
Net proceeds from issuance of debt	—	470,796	—	—	470,796
Payment of debt and capital lease obligations	(1)	(5,923)	(991)	—	(6,915)
Net cash provided by (used in) financing activities	52	364,568	(991)	—	363,629
Increase in cash and cash equivalents	1	453,333	—	—	453,334
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,544	$782,184	$—	$—	$806,728

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$57,911	$57,911	$97,838	$(155,749)	$57,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	22,170	261,159	—	283,329
Deferred income taxes	—	35,736	20	—	35,756
Stock-based compensation	—	—	27,817	—	27,817
Amortization of discount on debt and deferred debt issue costs and other	20,773	2,615	—	—	23,388
Intercompany and equity investment changes	(30,087)	(73,468)	(52,194)	155,749	—
Changes in operating assets and liabilities	—	6,254	(30,867)	—	(24,613)
Net cash provided by operating activities	48,597	51,218	303,773	—	403,588
Cash flows from investing activities:
Capital expenditures	—	(39,701)	(301,030)	—	(340,731)
Purchases of investments	—	(223,638)	—	—	(223,638)
Proceeds from sale of investments	—	208,340	—	—	208,340
Proceeds from sale of assets and other investing activities, net	—	5,183	(1,953)	—	3,230
Net cash used in investing activities	—	(49,816)	(302,983)	—	(352,799)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	9,966	—	—	—	9,966
Purchases of treasury stock	(58,562)	—	—	—	(58,562)
Excess tax benefits from stock-based compensation	—	1,385	—	—	1,385
Payment of debt and capital lease obligations	—	(6,316)	(790)	—	(7,106)
Net cash used in financing activities	(48,596)	(4,931)	(790)	—	(54,317)
Increase (decrease) in cash and cash equivalents	1	(3,529)	—	—	(3,528)
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922
Cash and cash equivalents at end of period	$24,543	$328,851	$—	$—	$353,394

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$340,878	$340,878	$51,013	$(391,891)	$340,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	20,112	269,452	—	289,564
Deferred income taxes	—	(293,004)	(525)	—	(293,529)
Stock-based compensation	—	—	27,832	—	27,832
Extinguishment costs, amortization of discount on debt and debt issue costs and other	19,174	18,475	—	—	37,649
Intercompany and equity investment changes	(311,178)	(50,435)	(30,278)	391,891	—
Changes in operating assets and liabilities	—	(2,520)	(14,122)	—	(16,642)
Net cash provided by operating activities	48,874	33,506	303,372	—	385,752
Cash flows from investing activities:
Capital expenditures	—	(24,166)	(297,678)	—	(321,844)
Purchases of investments	—	(246,575)	—	—	(246,575)
Proceeds from sale of investments	—	154,786	—	—	154,786
Proceeds from sales of assets and other investing activities, net	—	862	(5,278)	—	(4,416)
Net cash used in investing activities	—	(115,093)	(302,956)	—	(418,049)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	1,045	—	—	—	1,045
Purchases of treasury stock	(49,911)	—	—	—	(49,911)
Retirement of debt obligations	(6)	(413,677)	—	—	(413,683)
Net proceeds from issuance of debt	—	413,069	—	—	413,069
Payment of debt and capital lease obligations	—	(6,792)	(416)	—	(7,208)
Net cash used in financing activities	(48,872)	(7,400)	(416)	—	(56,688)
Increase (decrease) in cash and cash equivalents	2	(88,987)	—	—	(88,985)
Cash and cash equivalents at beginning of period	24,540	421,367	—	—	445,907
Cash and cash equivalents at end of period	$24,542	$332,380	$—	$—	$356,922

tw telecom inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2012:
Allowance for doubtful accounts receivable	$8,192	1,272	(2,397)	$7,067
For the Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$7,898	3,142	(2,848)	$8,192
For the Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$9,449	1,820	(3,371)	$7,898

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1	—
Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co., LLC and Xspedius Holding Corp., dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

3.1	—	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

3.2	—	Amended By-laws of tw telecom inc.

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

4.1	—
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

4.4	—	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

4.5	—
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.375% Senior Notes due 2022 of tw telecom holdings inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 2, 2012).*

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
Amended and Restated Employment Agreement, dated December 12, 2008, between the Company and John T. Blount (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

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

10.24	—	Capacity License Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

†10.25	—	Office Lease, dated January 8, 2013 (the "Office Lease"), by and between the Company and Denver United LLC.

Exhibit Number		Description of Exhibit

†10.26	—
Office Lease, dated October 25, 2010, between LBA Realty Fund III-Company II LLC and tw telecom holdings inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010 dated May 4, 2011).*

**10.27	—	Amended and Restated 2000 Employee Stock Plan (filed as Annex A to the Company’s Schedule 14A Definitive Proxy Statement filed April 27, 2009).*

**10.28	—	Summary of compensation arrangements for independent directors of tw telecom inc., revised as of January 30, 2013.

10.29	—	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.30	—	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.31	—
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

10.32	—
First Amendment to Amended and Restated Credit Agreement dated as of November 9, 2011 among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, each Revolving Lender party thereto and Wells Fargo Bank, National Association, as administrative agent.

21	—	Subsidiaries of the registrant (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).*

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

*	Incorporated by reference.

**	Management contract or compensation plan or arrangement.

†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.