Form 10-Q
period 2013-03-31
tw telecom inc.
filed 2013-05-08
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2013 was 150,321,589 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$731,710	$806,728
Investments	181,575	167,564
Receivables, less allowances of $6,949 and $7,067, respectively	104,430	99,703
Prepaid expenses and other current assets	24,524	19,164
Deferred income taxes	76,160	76,160
Total current assets	1,118,399	1,169,319
Property, plant and equipment	4,327,939	4,247,868
Less accumulated depreciation	(2,812,332)	(2,755,622)
	1,515,607	1,492,246
Deferred income taxes	91,238	101,885
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	16,063	17,578
Other assets, net	28,985	30,015
Total assets	$3,182,986	$3,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,096	$55,857
Deferred revenue	46,758	45,471
Accrued taxes, franchise and other fees	58,351	60,844
Accrued interest	20,516	20,343
Accrued payroll and benefits	33,685	45,727
Accrued carrier costs	19,183	30,765
Current portion debt and capital lease obligations, net	380,687	374,969
Other current liabilities	34,157	29,163
Total current liabilities	650,433	663,139
Long-term debt and capital lease obligations, net	1,385,544	1,384,242
Long-term deferred revenue	22,454	23,177
Other long-term liabilities	43,862	41,240
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 153,760 and 151,953 shares issued, respectively	1,538	1,520
Additional paid-in capital	1,853,638	1,843,126
Treasury stock, 2,372 and 556 shares, at cost, respectively	(59,161)	(10,979)
Accumulated deficit	(715,395)	(721,793)
Accumulated other comprehensive income	73	65
Total stockholders’ equity	1,080,693	1,111,939
Total liabilities and stockholders’ equity	$3,182,986	$3,223,737
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$202,082	$176,851
Voice services	92,355	89,621
Network services	78,863	84,804
Intercarrier compensation	7,909	7,649
Total revenue	381,209	358,925
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	161,082	149,193
Selling, general and administrative	93,562	86,090
Depreciation, amortization and accretion	74,395	68,394
Total costs and expenses	329,039	303,677
Operating income	52,170	55,248
Interest expense	(28,340)	(21,581)
Interest income	277	104
Income before income taxes	24,107	33,771
Income tax expense	10,963	14,439
Net income	$13,144	$19,332
Earnings per share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Weighted average shares outstanding:
Basic	149,129	146,967
Diluted	152,452	149,090

(a) Includes non-cash stock-based employee compensation expense (Note 6):

Operating	$583	$500
Selling, general and administrative	$8,879	$7,628

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands)
Net income	$13,144	$19,332
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	8	(8)
Other comprehensive income (loss), net of tax	8	(8)
Comprehensive income	$13,152	$19,324

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands)
Cash flows from operating activities:
Net income	$13,144	$19,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	74,395	68,394
Deferred income taxes	10,617	14,030
Stock-based compensation expense	9,462	8,128
Amortization of discount on debt and deferred debt issue costs and other	6,795	6,121
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(6,952)	4,588
Accounts payable, deferred revenue and other liabilities	(25,861)	(26,232)
Net cash provided by operating activities	81,600	94,361
Cash flows from investing activities:
Capital expenditures	(87,800)	(76,783)
Purchases of investments	(50,932)	(40,102)
Proceeds from sale of investments	33,990	36,474
Other investing activities, net	(2,240)	301
Net cash used in investing activities	(106,982)	(80,110)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	24,449	7,360
Taxes paid related to net share settlement of equity awards	(18,291)	(9,925)
Purchases of treasury stock	(54,627)	(11,519)
Excess tax benefits from stock-based compensation	601	448
Retirement of convertible debt obligations	(59)	—
Payment of debt and capital lease obligations	(1,709)	(1,878)
Net cash used in financing activities	(49,636)	(15,514)
Decrease in cash and cash equivalents	(75,018)	(1,263)
Cash and cash equivalents at beginning of period	806,728	353,394
Cash and cash equivalents at end of period	$731,710	$352,131
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,631	$22,361
Cash paid for income taxes, net of refunds	$(60)	$(24)
Addition of capital lease obligation	$3,053	$2,326
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2013
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2012	151,953	$1,520	(556)	$(10,979)	$1,843,126	$(721,793)	$65	$1,111,939
Net income	—	—	—	—	—	13,144	—	13,144
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	8	8
Reacquisition of the equity component of convertible debentures	—	—	—	—	(18)	—	—	(18)
Purchases of treasury stock	—	—	(2,405)	(60,000)	—	—	—	(60,000)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	1,309	13	315	7,170	(498)	(527)	—	6,158
Stock-based compensation	498	5	274	4,648	11,028	(6,219)	—	9,462
Balance at March 31, 2013	153,760	$1,538	(2,372)	$(59,161)	$1,853,638	$(715,395)	$73	$1,080,693
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business and Capital Structure
tw telecom inc. (together with its wholly-owned subsidiaries, the “Company”) is a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, Internet Protocol ("IP") based virtual private network or "IP VPN", Internet access, voice, including voice over Internet Protocol or “VoIP”, and network security services to enterprise organizations, including public sector entities, and carriers throughout the United States, including their global locations.
The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences, and special rights for the preferred stock. No shares of preferred stock have been issued.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.
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
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the respective income statement line items affected by the reclassification. The guidance does not change the current requirements for reporting net income or other comprehensive income. The accounting standard update is effective on a prospective basis for interim and annual periods beginning after December 15, 2012. The Company adopted this accounting standard update in the three months ended March 31, 2013. This update affected presentation and disclosure, but did not affect the Company's consolidated financial position, results of operations or cash flows. See "Accumulated Other Comprehensive Income" below.
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income as of March 31, 2013 relates to the Company's investments that are classified as available-for-sale securities. The Company recognized no material changes in accumulated other comprehensive income for the three months ended March 31, 2013. There were no significant items reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:

•
Data and Internet services include services that enable customers to connect their internal computer networks and to access external networks, including Internet access at high speeds using Ethernet protocol, local and wide-area business Ethernet and IP VPN solutions. Data and Internet services also include a portfolio of managed services including the data and Internet components of converged services, which fully integrates a combination of certain communication applications including IP VPN, Internet, security and managed router service into a single managed IP solution, and the data and Internet components of integrated services, which enable customers to purchase a full array of access options that include Internet services.

•
Voice services include traditional and next generation voice capabilities, including voice services provided as standalone and bundled services, long distance and toll free services. Voice services also include the voice components of converged and integrated services.

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
The Company’s customers include, among others, enterprise organizations in the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data center providers, cloud services providers, public sector entities, system integrators and communications service providers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $20.6 million and $19.7 million for the three months ended March 31, 2013 and 2012, respectively.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 17% and 19% of the Company’s total revenue in the three months ended March 31, 2013 and 2012, respectively. No customer accounted for 5% or more of total revenue for the three months ended March 31, 2013 or 2012.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands, except per share amounts)
Numerator
Net income	$13,144	$19,332
Allocation of net income to unvested restricted stock awards	(255)	(404)
Net income allocated to common stockholders, basic	$12,889	$18,928
Net income allocated to common stockholders, diluted	$12,889	$18,928
Denominator
Basic weighted average shares outstanding	149,129	146,967
Dilutive potential common shares:
Stock options	1,432	1,504
Unvested restricted stock	1,891	619
Diluted weighted average shares outstanding	152,452	149,090
Basic earnings per share	$0.09	$0.13
Diluted earnings per share	$0.09	$0.13

Options to purchase shares of the Company’s common stock, restricted stock awards and restricted stock units to be settled in common stock upon vesting and shares of common stock subject to issuance upon conversion of the Company’s 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”), which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 21.0 million shares and 24.6 million shares for the three months ended March 31, 2013 and 2012, respectively.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments
The Company’s investments at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(amounts in thousands)
Cash equivalents:
Prime money market mutual funds	$425,287	$425,165
U.S. Treasury money market mutual funds	196,049	262,967
Commercial paper	34,191	30,692
Certificates of deposit	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999
Total cash equivalents	655,527	731,823
Investments:
Debt securities issued by the U.S. Treasury	103,758	89,870
Commercial paper	36,938	32,480
Debt securities issued by U.S. Government agencies	36,128	45,214
Certificates of deposit	4,751	—
Total investments	181,575	167,564
Total cash equivalents and investments	$837,102	$899,387
At March 31, 2013 and December 31, 2012, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 5. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $34.0 million and $36.5 million during the three months ended March 31, 2013 and 2012, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three months ended March 31, 2013 and 2012.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(amounts in thousands)
Term Loan B - extended tranche, due 2016	$461,787	$463,019
8% Senior Notes, due 2018	430,000	430,000
5 3/8% Senior Notes, due 2022	480,000	480,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	373,702	373,743
Capital lease obligations	22,644	20,091
Total obligations	1,768,133	1,766,853
Unamortized discounts	(1,902)	(7,642)
Current portion	(380,687)	(374,969)
Total long-term debt and capital lease obligations	$1,385,544	$1,384,242

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of March 31, 2013, tw telecom inc. and its wholly-owned subsidiary, tw telecom holdings inc. ("Holdings"), were in compliance with all of their debt covenants.
Subsequent Events
Term Loan and Revolver
As of March 31, 2013, Holdings had a senior secured credit facility consisting of an $461.8 million outstanding principal amount Term Loan B (the "Term Loan") due December 2016 and an undrawn $80 million Revolving Credit Facility (the "Revolver") expiring December 2014. In April 2013, Holdings entered into a Second Amended and Restated Credit Agreement ("Amendment and Restatement") to increase the Term Loan to $520 million and extend the maturity date to April 2020. The Term Loan was issued at an offering price of 99.5% of the principal amount. Additionally, the Amendment and Restatement increased the Revolver, which remains undrawn, to $100 million and extended the maturity date to April 2018. Components of the Amendment and Restatement are detailed below:
•The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings' subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at April 17, 2013, the effective interest rate was 2.70%. In accordance with applicable accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt. The fees paid to the lenders of $4.6 million were added to the existing deferred debt issuance costs and will be amortized through the maturity date of the Term Loan.
•The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding Revolver amounts, if any, will be computed based on a specified Eurodollar rate plus 1.75%-2.75% and will be reset periodically and payable quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375%-0.5% per annum. The Amendment and Restatement contains customary affirmative and negative covenants. Most of the Revolver covenants apply whether or not the Company draws on that facility. In addition, if the Revolver were drawn, certain financial maintenance covenants would apply. The fees paid to the lenders of $1.4 million were added to existing debt issuance costs and will be amortized through the expiration date.
Convertible Debentures
Through May 7, 2013, the Company had cash settlements and pending cash settlements of approximately $210.8 million on $147.8 million principal amount of the $373.7 million principal amount Convertible Debentures outstanding as of March 31, 2013 as a result of repurchases by the Company and conversions by holders of the Convertible Debentures.
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

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies using observable inputs in less active markets and are included as a component of cash and cash equivalents and investments in the condensed consolidated balance sheets. Level 2 liabilities that are measured, but not carried, at fair value on a recurring basis include the Company’s long-term debt. The Company’s long-term debt has not been listed on any securities exchange or quoted on an inter-dealer automated quotation system. The Company has estimated the fair value of its long-term debt based on indicative pricing published by certain investment banks or trading levels in our long-term debt.

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at March 31, 2013 and December 31, 2012.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	Fair Value Measurements At March 31, 2013			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$425,287	$—	$—	$425,287
U.S. Treasury money market mutual funds	196,049	—	—	196,049
Commercial paper	—	34,191	—	34,191
Investments included in cash and cash equivalents	$621,336	$34,191	$—	$655,527
Debt securities issued by the U.S. Treasury	—	103,758	—	103,758
Commercial paper	—	36,938	—	36,938
Debt securities issued by U.S. Government agencies	—	36,128	—	36,128
Certificates of deposit	—	4,751	—	4,751
Short-term investments	$—	$181,575	$—	$181,575
Total assets	$621,336	$215,766	$—	$837,102

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements At December 31, 2012			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$425,165	$—	$—	$425,165
U.S. Treasury money market mutual funds	262,967	—	—	262,967
Commercial paper	—	30,692	—	30,692
Certificates of deposit	—	8,000	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999	—	4,999
Investments included in cash and cash equivalents	$688,132	$43,691	$—	$731,823
Debt securities issued by the U.S. Treasury	—	89,870	—	89,870
Debt securities issued by U.S. Government agencies	—	45,214	—	45,214
Commercial paper	—	32,480	—	32,480
Short-term investments	$—	$167,564	$—	$167,564
Total assets	$688,132	$211,255	$—	$899,387
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B - Extended tranche, due 2016	$461,787	$466,405	$463,019	$465,334
8% Senior Notes, net of discount	428,098	470,850	428,001	470,850
5 3/8% Senior Notes	480,000	502,800	480,000	505,200
2 3/8% Convertible Senior Debentures, net of discount	373,702	503,563	368,100	512,159
Total debt	$1,743,587	$1,943,618	$1,739,120	$1,953,543
6. Stock-Based Compensation
During the three months ended March 31, 2013, the Company granted restricted stock awards and restricted stock units with respect to 1.4 million shares and no stock options. As of March 31, 2013, the Company had 4.2 million restricted stock awards and restricted stock units that were unvested and 3.2 million options outstanding, of which 3.1 million were exercisable.
As of March 31, 2013, there was $83.5 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years, and $1.0 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Supplemental Guarantor Information
The 8% Senior Notes due 2018 (the “2018 Notes”) and 5 3/8% Senior Notes due 2022 (the "2022 Notes") are unsecured obligations of Holdings ("Issuer") and are guaranteed by the Company (“Parent Guarantor”) and substantially all of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The 2018 Notes and 2022 Notes are governed by an indenture that contains certain restrictive covenants. These restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012, Condensed Consolidating Statements of Operations for the three months ended March 31, 2013 and 2012, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013 and 2012.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,544	$707,166	$—	$—	$731,710
Investments	—	181,575	—	—	181,575
Receivables, net	—	—	104,430	—	104,430
Prepaid expenses and other current assets	—	13,108	11,416	—	24,524
Deferred income taxes	—	76,140	20	—	76,160
Intercompany receivable	1,803,940	595,952	—	(2,399,892)	—
Total current assets	1,828,484	1,573,941	115,866	(2,399,892)	1,118,399
Property, plant and equipment, net	—	53,016	1,462,591	—	1,515,607
Deferred income taxes	—	90,754	484	—	91,238
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	—	20,077	24,971	—	45,048
Total assets	$1,828,484	$1,737,788	$2,016,606	$(2,399,892)	$3,182,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$19,450	$37,646	$—	$57,096
Current portion debt and capital lease obligations	373,702	5,493	1,492	—	380,687
Other current liabilities	4,438	62,250	145,962	—	212,650
Intercompany payable	—	—	2,399,892	(2,399,892)	—
Total current liabilities	378,140	87,193	2,584,992	(2,399,892)	650,433
Losses in subsidiary in excess of investment	369,682	863,372	—	(1,233,054)	—
Long-term debt and capital lease obligations, net	—	1,365,192	20,352	—	1,385,544
Long-term deferred revenue	—	—	22,454	—	22,454
Other long-term liabilities	—	7,738	36,124	—	43,862
Stockholders’ equity (deficit)	1,080,662	(585,707)	(647,316)	1,233,054	1,080,693
Total liabilities and stockholders’ equity	$1,828,484	$1,737,788	$2,016,606	$(2,399,892)	$3,182,986

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$381,209	$—	$381,209
Costs and expenses:
Operating, selling, general and administrative	—	64,807	189,837	—	254,644
Depreciation, amortization and accretion	—	6,579	67,816	—	74,395
Corporate expense allocation	—	(71,386)	71,386	—	—
Total costs and expenses	—	—	329,039	—	329,039
Operating income	—	—	52,170	—	52,170
Interest expense, net	(8,136)	(17,878)	(2,049)	—	(28,063)
Interest expense allocation	8,136	17,878	(26,014)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	24,107	—	24,107
Income tax expense	—	10,617	346	—	10,963
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(10,617)	23,761	—	13,144
Equity in undistributed earnings of subsidiaries	13,144	23,761	—	(36,905)	—
Net income	$13,144	$13,144	$23,761	$(36,905)	$13,144

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$13,144	$13,144	$23,761	$(36,905)	$13,144
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	8	8	—	(8)	8
Other comprehensive income, net of tax	8	8	—	(8)	8
Comprehensive income	$13,152	$13,152	$23,761	$(36,913)	$13,152

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$13,144	$13,144	$23,761	$(36,905)	$13,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	6,579	67,816	—	74,395
Deferred income taxes	—	10,617	—	—	10,617
Stock-based compensation expense	—	—	9,462	—	9,462
Amortization of discount on debt and deferred debt issue costs and other	5,918	877	—	—	6,795
Intercompany and equity investment changes	27,247	(88,651)	24,499	36,905	—
Changes in operating assets and liabilities	2,219	11,015	(46,047)	—	(32,813)
Net cash provided by (used in) operating activities	48,528	(46,419)	79,491	—	81,600
Cash flows from investing activities:
Capital expenditures	—	(10,903)	(76,897)	—	(87,800)
Purchases of investments	—	(50,932)	—	—	(50,932)
Proceeds from sale of investments	—	33,990	—	—	33,990
Other investing activities, net	—	(5)	(2,235)	—	(2,240)
Net cash used in investing activities	—	(27,850)	(79,132)	—	(106,982)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	6,158	—	—	—	6,158
Purchases of treasury stock	(54,627)	—	—	—	(54,627)
Excess tax benefits from stock-based compensation	—	601	—	—	601
Retirement of convertible debt obligations	(59)	—	—	—	(59)
Payment of debt and capital lease obligations	—	(1,350)	(359)	—	(1,709)
Net cash used in financing activities	(48,528)	(749)	(359)	—	(49,636)
Decrease in cash and cash equivalents	—	(75,018)	—	—	(75,018)
Cash and cash equivalents at beginning of period	24,544	782,184	—	—	806,728
Cash and cash equivalents at end of period	$24,544	$707,166	$—	$—	$731,710

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$19,332	$19,332	$33,362	$(52,694)	$19,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	4,792	63,602	—	68,394
Deferred income taxes	—	14,030	—	—	14,030
Stock-based compensation expense	—	—	8,128	—	8,128
Amortization of discount on debt and deferred debt issue costs and other	5,460	661	—	—	6,121
Intercompany and equity investment changes	(12,927)	(10,307)	(29,460)	52,694	—
Changes in operating assets and liabilities	2,219	(24,241)	378	—	(21,644)
Net cash provided by operating activities	14,084	4,267	76,010	—	94,361
Cash flows from investing activities:
Capital expenditures	—	(1,839)	(74,944)	—	(76,783)
Purchases of investments	—	(40,102)	—	—	(40,102)
Proceeds from sale of investments	—	36,474	—	—	36,474
Proceeds from sale of assets and other investing activities, net	—	1,097	(796)	—	301
Net cash used in investing activities	—	(4,370)	(75,740)	—	(80,110)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(2,565)	—	—	—	(2,565)
Purchases of treasury stock	(11,519)	—	—	—	(11,519)
Excess tax benefits from stock-based compensation	—	448	—	—	448
Payment of debt and capital lease obligations	—	(1,608)	(270)	—	(1,878)
Net cash used in financing activities	(14,084)	(1,160)	(270)	—	(15,514)
Decrease in cash and cash equivalents	—	(1,263)	—	—	(1,263)
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,543	$327,588	$—	$—	$352,131

tw telecom inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information regarding the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.
In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this quarterly report on Form 10-Q, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2012.
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, business trends and fluctuations, expected revenue mix, expected revenue changes, the impact of regulatory changes future tax benefits and expense, expense trends, growth initiatives, future liquidity and capital resources, product plans, share repurchases, debt retirement, future cash balances, growth or stability from particular customer segments, anticipated customer disconnections and customer and revenue churn, Modified EBITDA and margin trends, expected network expansion and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report. In addition, actual results may differ from our expectations due among other things, to the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, an acceleration of customer disconnections, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, the current or a future economic downturn, which may adversely affect our revenue growth, net income or Modified EBITDA, delays in launching new products that our customers desire, decreased demand for our products, industry consolidation and other industry conditions, significant increases or deceases in the market prices of our common stock, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs that may adversely affect the cost and availability of ILEC facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include, among others, enterprise organizations in the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data center providers, cloud services providers, public sector entities, system integrators and communications service providers, including ILECs, CLECs, wireless communications companies and cable companies.

tw telecom inc.

Through our subsidiaries, we serve 75 metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of March 31, 2013, our fiber network spanned over 29,000 route miles (including over 22,000 metropolitan route miles) connecting to 18,466 buildings served directly by our local fiber facilities including over 400 key third party data centers across the country where customers deploy their own equipment or connect to cloud service providers. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
Our objective is to be the leading national provider of high quality, business network solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include:

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

•
Enabling enterprise cloud computing and other developing customer information technology ("IT") and business strategies by leveraging our fiber network, data services portfolio, Intelligent Network capabilities and the numerous third party and customer data centers connected to our network;

•	Delivering a differentiated customer care strategy by engaging all of our employees and continually incorporating customer feedback to provide the best possible customer service;

•
Leveraging our local fiber assets and national IP backbone and integrating and managing other carriers’ facilities to enable our customers to connect any of their locations with our network solutions, and using our local presence and local sales, sales engineering, customer support and operational resources, backed by a national organization, to provide personalized service and customized solutions for our customers;

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
Revenue Trends
Total Revenue
Our revenue has grown for the past 34 consecutive quarters through March 31, 2013, including throughout the various economic cycles. We expect our future revenue growth to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our advanced service capabilities will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and continuously evolving service capabilities enable us to serve customers with multi-point, multi-city locations. Our annual year-over-year revenue growth rate increased over each of the years ended December 31, 2010, 2011 and 2012 and was 5.1%, 7.4% and 7.6%, respectively. These higher year-over-year growth rates were primarily due to higher demand, low revenue churn and an increase in certain taxes and fees that are reported on a gross versus net basis in revenue and expense. We also believe that our new and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to our growing revenue. In 2012, our service installations increased year-over-year, although at a growth rate lower than our total overall revenue growth rate. As a result, beginning in the three months ended March 31, 2012, we experienced a trend of lower quarterly year-over-year revenue growth rates, including 6.2% for the three months ended March 31, 2013 compared to 7.9% for the same period in 2012, and expect this trend to continue in 2013. We believe that increasing our rate of revenue growth will be dependent on higher sales and service installations to keep pace with the growing total base of revenue, retaining revenue from existing customers and a stronger economy. In 2013, we are implementing several initiatives focused on increasing sales to capture growing market demand and tw telecom inc.

share that we expect to contribute to an accelerating growth rate over time (see "Modified EBITDA Trends and Growth Initiatives" below).
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
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 43 consecutive quarters through March 31, 2013 and increased 8% for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services. Revenue from our enterprise customers represented 80% of our total revenue for the three months ended March 31, 2013. We expect our future revenue growth to come primarily from our enterprise customer base.
Carrier Customer Revenue
Our carrier revenue represented 18% of our total revenue for the three months ended March 31, 2013. Carrier revenue has been gradually declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by installed sales of Ethernet services to carriers to serve their end users’ needs. Carrier revenue from wireless providers represented 29% and 30% of total carrier revenue for the three months ended March 31, 2013 and 2012, respectively. While we expect some contribution to carrier revenue as we expand our data and Internet service offerings to our wholesale customer base, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, network grooming and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of our total revenue for the three months ended March 31, 2013, and is expected to continue to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. We lowered our rates in July 2012 to comply with a 2011 FCC order. The FCC order mandates another rate decrease in July 2013. As a result of the FCC order, we expect to lose approximately $4.0 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. The order mandates further rate declines through 2018 when carriers will be required to exchange local traffic on a "bill and keep" basis, meaning that the exchange of traffic will not be compensatory. Intercarrier compensation revenue also will fluctuate based on variations from period to period in minutes of use originating and terminating on our network and changes in customer settlements.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and network grooming, business contractions, financial difficulties and consolidation, among other reasons. After higher churn beginning in late 2007 and continuing through 2009, revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% in each of the years ended December 31, 2011 and 2012 and 0.8% for the three months ended March 31, 2013. We believe that the improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for the years ended December 31, 2011 and 2012 and for the three months ended March 31, 2013. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution tw telecom inc.

to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.9% for the three months ended March 31, 2013 compared with 1.1%, 1.0% and 1.0% for the years ended December 31, 2010, 2011 and 2012, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
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
Expenses and Modified EBITDA Trends
Pricing of Special Access Services
We purchase a substantial amount of special access services primarily from ILECs to expand the reach of our network and also provide special access services to customers over our fiber facilities in competition with ILECs. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the FCC modify certain of its special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases for carriers such as us. The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. In 2012, the FCC suspended the operation of the pricing flexibility triggers, which means that ILECs cannot expand the geographic scope of their capability to raise prices, pending further FCC review. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action.
If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins are pressured.
In addition, the FCC has granted ILEC requests for forbearance from regulation of certain Ethernet and OC-n high capacity services offered by the ILECs as special access, with the result that prices we would pay for those services are no longer price regulated and could increase. We are advocating reversal of these forbearance requests since a growing portion of the services we buy are Ethernet enabled and not subject to regulation. We also continue to pursue and implement commercial arrangements with the ILECs and cable companies for these services on acceptable terms and conditions.
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense was less than 1% of our total revenue for the three months ended March 31, 2013, comparable to the years ended December 31, 2012, 2011 and 2010. We cannot assure that we will be able to maintain bad debt expense at this low level.
Modified EBITDA Trends and Growth Initiatives
We have implemented initiatives to expand our revenue growth, margins and cash flow that require both capital and operating investments. During the past three years ended December 31, 2012, these operating investments included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support our growing customer base and new product and technology investments to provide future capabilities which differentiate our services from the competition. Our capital spending investments during these periods consisted of incremental success-based expenditures to support growing sales, including sales to wireless providers, new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, strategic market expansion through fiber purchases to tw telecom inc.

extend our network reach and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. We believe that these initiatives resulted in expansion of our revenue growth, margins and cash flows.
Modified EBITDA (see Note 2 to the table under “Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012--Operating Income and Net Income” for a definition of Modified EBITDA) grew 6.2%, 7.4% and 8.6% in the years ended December 31, 2010, 2011 and 2012, respectively, each compared to the prior year, and further grew 3.2% for the three months ended March 31, 2013 compared to the same period last year. Modified EBITDA margin was 36.4%, 36.4% and 36.8% for the years ended December 31, 2010, 2011 and 2012, respectively, and 35.7% for the three months ended March 31, 2013. These margins included the absorption of increased costs for network access due to higher prices and greater reach and costs associated with additions to our sales and support staff and IT and technical personnel and were impacted by the dilutive effect of certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the unaudited interim condensed consolidated financial statements).
The initiatives that we are implementing in 2013 are designed to reverse the recent trend of lower quarterly year-over-year growth rates and consist of further increasing investments in our sales and support staff to expand our market penetration, in new technologies to deliver new innovative capabilities to further drive our strategic data and Internet services, in further automation of network functionality to enable more dynamic customer network capacity and connections and in continuing the expansion of our network in existing and adjacent markets to reach more customers. While these initiatives are designed to increase sales in the near term to enable us to accelerate our revenue growth rate over the long term, we cannot assure that these and other initiatives will be sufficient to achieve our objectives of increased revenue growth, margins and cash flows or the timing of such anticipated benefits.
We believe that increasing our sales and support staff to leverage our service offerings and support our increasingly complex solutions will enable us to attract new customers, sell more services to existing customers and retain customers. However, we expect that the higher investments in this and the other growth initiatives discussed above will dampen our Modified EBITDA margin and cash flow in the near term until we can achieve higher service installations and an expansion in our rate of revenue growth that we expect will absorb the cost of the growth initiatives. We believe that future margin expansion will come from higher service installations, further leveraging our on-network facilities and increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions and other network expansions. Our continued cost efficiency efforts are also intended to contribute to our overall margins. Our revenue and margins may also be impacted by, among other risks, competitive pressures, higher special access, fuel and energy costs, fluctuations in certain taxes and fees and any future inflationary pressures.
Seasonality and Fluctuations
We continue to expect business fluctuations to impact sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality, of sales and service installations, usage, rate changes, disputes, settlements, repricing for contract renewals and fluctuations in revenue churn, expenses, capital expenditures and certain taxes and fees. Historically, our expense in the first quarter has been impacted by the resetting of payroll taxes in the new year. Our past experience with quarterly fluctuations may not necessarily be indicative of future results.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

tw telecom inc.

Results of Operations
The following discussion provides analysis of our results of operations and should be read together with our unaudited interim condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue

Revenue by line of business was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Revenue (1):
Data and Internet services	$202,082	$176,851	$25,231	14.3%
Voice services	92,355	89,621	2,734	3.1%
Network services	78,863	84,804	(5,941)	(7.0)%
Intercarrier compensation	7,909	7,649	260	3.4%
Total revenue	$381,209	$358,925	$22,284	6.2%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $20.6 million and $19.7 million for the three months ended March 31, 2013 and 2012, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installed sales of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, represented 54.4% of data and Internet services revenue for the three months ended March 31, 2013 compared to 52.1% for the three months ended March 31, 2012, representing 19.4% year over year growth.
Voice services revenue increased primarily as a result of installed sales of converged and other voice services and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended March 31, 2013 and 2012.
Network services revenue decreased primarily due to the net impact of revenue churn and re-pricing of renewed customer contracts at lower rates.
Intercarrier compensation revenue grew primarily as a result of an increase in minutes of use terminated on our network and higher dispute settlements that offset the impact of an FCC mandated rate reduction in July 2012.

tw telecom inc.

Costs and Expenses

The major components of costs and expenses were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$161,082	$149,193	$11,889	8.0%
Operating expenses as percentage of total revenue	42.3%	41.6%
Selling, general and administrative (1)	93,562	86,090	7,472	8.7%
Selling, general and administrative expenses as percentage of total revenue	24.5%	24.0%
Depreciation, amortization and accretion	74,395	68,394	6,001	8.8%
Total costs and expenses	$329,039	$303,677	$25,362	8.4%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$583	$500	$83	16.6%
Selling, general and administrative	$8,879	$7,628	$1,251	16.4%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. The increase in operating expenses primarily related to revenue growth, largely comprised of higher network access costs, as well as higher maintenance and employee-related costs. Operating expenses as a percentage of revenue increased primarily as a result of higher network access costs to expand our reach to customers within and outside our 75 markets and to expand our Ethernet capabilities as well as higher maintenance costs due to the growth in our network.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase primarily related to higher employee costs resulting from incentive-based compensation due to expansion of our indirect sales channel and increased customer installations of service, expansion of our sales and sales support personnel, annual merit-based salary increases and non-cash stock-based compensation expense.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2012 and 2013 as well as the impact of the timing of assets becoming fully depreciated.

tw telecom inc.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2013	2012	$ Change	% Change
Operating income	$52,170	$55,248	$(3,078)	(5.6)%
Interest expense	(28,340)	(21,581)	6,759	31.3%
Interest income	277	104	173	166.3%
Income before income taxes	24,107	33,771	(9,664)	(28.6)%
Income tax expense	10,963	14,439	(3,476)	(24.1)%
Net income	$13,144	$19,332	$(6,188)	(32.0)%
Basic income per common share	$0.09	$0.13	(0.04)	(30.8)%
Diluted income per common share	$0.09	$0.13	(0.04)	(30.8)%
Modified EBITDA (1)(2)	$136,027	$131,770	$4,257	3.2%
Modified EBITDA margin (1)(2)(3)	35.7%	36.7%
___________________

(1)	See Note 1 under "Revenue" above.

(2)
“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based employee compensation expense. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations, and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our Revolver and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our senior notes differs, but not materially, from the definition of Modified EBITDA used in this table. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net income	13,144	19,332
Income tax expense	10,963	14,439
Interest income	(277)	(104)
Interest expense	28,340	21,581
Depreciation, amortization and accretion	74,395	68,394
Non-cash stock-based compensation	9,462	8,128
Modified EBITDA	$136,027	$131,770

tw telecom inc.

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net cash provided by operations	81,600	94,361
Income tax expense	10,963	14,439
Deferred income taxes	(10,617)	(14,030)
Interest income	(277)	(104)
Interest expense	28,340	21,581
Discount on debt, amortization of deferred debt issue costs and other	(6,795)	(6,121)
Changes in operating assets and liabilities	32,813	21,644
Modified EBITDA	$136,027	$131,770

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense primarily related to the issuance of the 2022 Notes in October 2012. We expect our interest expense to decrease approximately $2.0 million annually (based on the interest rate in effect as of April 17, 2013) as a result of the Amendment and Restatement of our Term Loan (see "Liquidity and Capital Resources").
Income before Income Taxes. The decrease in income before income taxes resulted primarily from higher interest expense, depreciation, amortization and accretion expense and non-cash stock-based compensation expense as discussed above, partially offset by higher Modified EBITDA as discussed below.
Income Tax Expense. The decrease in income tax expense resulted from lower income before income taxes, partially offset by a higher effective tax rate as a result of discrete items related to stock-based compensation. Our effective tax rate in the year ended December 31, 2012 was 43%. We expect our effective tax rate for the year ended December 31, 2013 to be similar to that for the year ended December 31, 2012.
Net Income and Modified EBITDA. The decrease in net income resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. The increase in Modified EBITDA was primarily the result of revenue growth. The decline in Modified EBITDA margin primarily resulted from higher network access, maintenance and employee costs as a percentage of revenue. For the three months ended March 31, 2013 and 2012, Modified EBITDA has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand, common stock (if used to settle our Convertible Debentures obligation in whole or in part) and borrowing capacity under our existing Revolver. See Note 2 to the table under “Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012--Operating Income and Net Income” for a definition of Modified EBITDA and reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.
Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business communications services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used these funds and cash flows from operations to service or repay our debt obligations, make capital expenditures to expand our network and fund acquisitions. Additionally, we have also used cash to repurchase our common stock. In November 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, of which approximately $82.0 million was repurchased as of March 31, 2013. We may also use cash on hand in the future to repay current debt maturities or to satisfy debt repurchase obligations. Holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016 or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. See "Capital Resources--Possible Future Uses of Cash" below.

tw telecom inc.

At March 31, 2013, we had approximately $1.8 billion of total debt and capital lease obligations and $913.3 million of cash, cash equivalents and short-term investments compared to approximately $1.8 billion of total debt and capital lease obligations and $974.3 million of cash, cash equivalents and short-term investments at December 31, 2012. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $68.0 million from December 31, 2012 to March 31, 2013 primarily due to capital expenditures, repurchases of our common stock and an increase in our debt resulting from accretion of the discount on our Convertible Debentures, partially offset by cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from employee stock option exercises.
Working capital, defined as current assets less current liabilities, was $468.0 million as of March 31, 2013, a decrease of $38.2 million from December 31, 2012. The decrease in working capital is primarily a result of capital spending and the repurchase of common stock somewhat offset by cash provided by operations and net proceeds from employee stock option exercises. Our working capital ratio, defined as current assets divided by current liabilities, was 1.72 as of March 31, 2013 compared to 1.76 as of December 31, 2012.
Cash Flow Activity
Cash and cash equivalents were $731.7 million and $352.1 million as of March 31, 2013 and 2012, respectively. In addition, we had investments of $181.6 million and $134.5 million as of March 31, 2013 and 2012, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Three Months Ended March 31,
	2013	2012
	(amounts in thousands)
Cash provided by operating activities	$81,600	$94,361
Cash used in investing activities	(106,982)	(80,110)
Cash used in financing activities	(49,636)	(15,514)
Decrease in cash and cash equivalents	$(75,018)	$(1,263)
Operations. The decrease in cash provided by operating activities in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily related to changes in working capital, which were largely due to the timing of collection of receivables and payments to vendors, somewhat offset by higher Modified EBITDA.
Investing. The change in cash used in investing activities in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily a result of the net increase in cash used for the purchase and sale of investments in 2013 in addition to higher capital expenditures in 2013. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the three months ended March 31, 2013 was $87.8 million, the majority of which was for success-based spending initiatives (see "Capital Expenditures and Requirements" below) compared to $76.8 million for the three months ended March 31, 2012.
Financing. Cash used in financing activities for the three months ended March 31, 2013 primarily consisted of repurchases of $54.6 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $18.3 million and payments of $1.7 million on the Term Loan and capital lease obligations, partially offset by proceeds of $24.4 million from exercises of stock options. Cash used in financing activities for the three months ended March 31, 2012 primarily consisted of repurchases of $11.5 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $9.9 million and payments of $1.9 million on the Term Loan and capital lease obligations, partially offset by proceeds of $7.4 million from exercises of stock options.
In April 2013, we refinanced our outstanding $461.8 million term loan due December 2016 and replaced an undrawn $80 million revolving credit facility expiring December 2014 with a new senior secured credit facility consisting of a $520 million Term Loan due April 2020 and an undrawn $100 million Revolver expiring April 2018. Interest and payments on the Term Loan and Revolver, if drawn, are as follows:
•Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at April 17, 2013, the effective interest rate was 2.70%.

tw telecom inc.

•Interest on outstanding amounts under the Revolver, if any, will be computed based on a specified Eurodollar rate plus 1.75%-2.75% and will be reset periodically and payable quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375%-0.5% per annum. The new senior secured credit facility contains customary affirmative and negative covenants. Most of the Revolver covenants apply whether or not we draw on that facility. In addition, if the Revolver were drawn, certain financial maintenance covenants would apply.
Through May 7, 2013, we had cash settlements and pending cash settlements of approximately 40%, of the $373.7 million outstanding principal amount of Convertible Debentures as of March 31, 2013, or $147.8 million principal amount, for $210.8 million as a result of repurchases by us and conversions by holders of the Convertible Debentures. After giving effect to these transactions, we have $225.9 million outstanding principal amount of Convertible Debentures that we plan to retire through repurchases, conversion or a full or partial call in the near term. Assuming a hypothetical share price of our common stock of $27.00, the value upon conversion for the remaining $225.9 million outstanding principal amount of Convertible Debentures is $327.2 million.
As of March 31, 2013 and after giving effect to the April 2013 refinancing of the Term Loan and Revolver, we had the following indebtedness outstanding or available:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
2 3/8% Convertible Senior Debentures due 2026 (1)	373,702	8,875
Term Loan, Eurodollar rate + 2.5% due 2020 (2)	520,000	14,040
5 3/8% Senior Notes due 2022	480,000	25,800
Undrawn $100 million Revolver expires 2018 (3)	—	—

(1)
The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. See information under "Cash Flow Activity- Financing" above regarding Convertible Debenture activity subsequent to March 31, 2013.

(2)	The aggregate annual estimated interest payments are based on the principal amount outstanding and the effective interest rate of 2.70% at April 17, 2013.

(3)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 1.75%-2.75% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375%-0.5% per annum.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility as of March 31, 2013 and after giving effect to the April 2013 refinancing of the Term Loan and Revolver, which is not reflected on the condensed consolidated balance sheet as of March 31, 2013. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.

a	TWTC and substantially all of these subsidiaries guarantee the 2018 and 2022 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c	The Term Loan matures in April 2020. The principal amount is reduced by quarterly principal payments.

d
The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. Holders of the Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021, or at any time prior to April 1, 2026 to convert the debentures into shares of our common stock. See information under "Cash Flow Activity- Financing" above regarding Convertible Debenture activity subsequent to March 31, 2013.

Capital Expenditures and Requirements
Our total capital expenditures were $90.9 million for the three months ended March 31, 2013 compared to $79.1 million for the same period in 2012, with the majority of capital expenditures in each period for what we deem success-based opportunities that were linked to new installations and capacity requirements. Success-based spending consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. The increase in capital expenditures over the prior year period reflects the timing of projects, largely for success-based spending, and investments in support of new service development and other technology initiatives. In each of the years ended 2005 through 2012, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding, were for success-based opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures often fluctuate as our volume of sales and service installations increases or decreases.
For the full year 2013, we expect total capital expenditures of approximately $360 million to $370 million (see “Capital Resources” below for discussion of anticipated funding sources), the majority of which we expect to be related to success-based opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

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
Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial maintenance covenants, such as leverage and interest coverage ratios and limitations on capital expenditures that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding under the Revolver. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole, and continued effectiveness of the documents granting security for the loans.
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

The Revolver, Term Loan, 2018 Notes and 2022 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan, 2018 Notes and 2022 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indenture for the 2018 Notes and 2022 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the 2018 Notes, 2022 Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur as defined in the indenture for the 2018 Notes, 2022 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. As of March 31, 2013, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash. Our consistent financial performance and cash, cash equivalent and short-term investments of $913.3 million allow us flexibility to make strategic choices in the use of our cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes, 2022 Notes or Convertible Debentures for cash or equity securities in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes, 2022 Notes or Convertible Debentures.

tw telecom inc.

Under the terms of our Revolver (amended in April 2013), which is more restrictive than our Term Loan and the indenture for the 2018 and 2022 Notes, we currently may repurchase a portion of our 2018 or 2022 Notes or Convertible Debentures if the sum of our cash and equivalents and availability under our Revolver is a minimum of $200 million after giving effect to the repurchase, we meet certain other conditions and we do not use the Revolver proceeds for this purpose. The Convertible Debentures are redeemable in whole or in part at our option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, holders of our outstanding Convertible Debentures have the option to require us to purchase all or part of the Convertible Debentures on April 1, 2013, April 1, 2016, or April 1, 2021 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The holders of the Debentures also have the right at any time prior to April 1, 2026 to convert the Convertible Debentures into shares of our common stock at a conversion rate of 53.6466 shares per $1,000 principal amount of debentures, representing a conversion price of $18.64 per share. Upon conversion, we have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. If we elect to settle the conversion obligations other than by delivering only shares of common stock, and the price of our common stock exceeds $18.64 per share when the Convertible Debentures are converted, then for every $1,000 in principal amount of the Convertible Debentures surrendered for conversion, the holder will receive (i) $1,000 for the principal value of the Convertible Debentures, and (ii) the amount by which the conversion value (calculated as the product of the initial conversion rate and the average closing price of our common stock as described in the indenture) exceeds $1,000 (“principal plus premium”). Through May 7, 2013, we had cash settlements and pending cash settlements of approximately 40%, of the $373.7 million outstanding principal amount of Convertible Debentures as of March 31, 2013, or $147.8 million principal amount, for $210.8 million as a result of repurchases by us and conversions by holders of the Convertible Debentures. After giving effect to these transactions, we have $225.9 million outstanding principal amount of Convertible Debentures that we plan to retire through repurchases, conversion or a full or partial call in the near term. Assuming a hypothetical share price of our common stock of $27.00, the value upon conversion for the remaining $225.9 million outstanding principal amount of Convertible Debentures is $327.2 million. This amount could increase or decrease depending on the market price of our common stock at the time of conversion. If we notify the holders of our outstanding Convertible Debentures of redemption at a price equal to 100% of the principal amount plus accrued and unpaid interest, we believe that the holders instead would likely exercise their conversion rights at principal plus premium, as discussed above, which they may do until one day prior to the redemption date.
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, of which approximately $82.0 million was repurchased as of March 31, 2013. We repurchased an additional $49.0 million of our common stock subsequent to March 31, 2013 through May 7, 2013 for a total of $109.0 million repurchased year-to-date through May 7, 2013. This authorization does not have an expiration date, but can be withdrawn by the Board at any time. Our Revolver, as amended in April 2013, permits repurchases of our common stock up to $250 million from April 17, 2013 to December 31, 2013, and thereafter $250 million annually in the aggregate if after the transaction the sum of our cash and cash equivalents and availability under our Revolver is a minimum of $200 million, we have not used that basket for other permissible purposes, including dividend payments, and we meet certain other conditions. Up to $100 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is more restrictive than our other debt agreements. We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. Additionally, we may consider merger and acquisition opportunities that could impact our cash usage. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints. After giving effect to possible additional share repurchases and the retirement of our convertible debt, we expect to maintain a minimum of $300 million in cash, equivalents and short term investments by the end of 2013 in order to provide ongoing liquidity and flexibility for other operating and strategic initiatives.
Risk Management. As of March 31, 2013, our cash, cash equivalents and short-term investments were held in financial institutions, prime money market mutual funds, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

tw telecom inc.

Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the increase in our Term Loan to $520 million and the extension of the maturity date to April 2020 and settlement (including pending settlements) of approximately $147.8 million principal amount of our Convertible Debentures subsequent to March 31, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2013 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents our purchases of equity securities reportable during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2013	434,151	(1)	$27.33	—	$278,028,897
February 1 - February 28, 2013	847,218	(1)	25.22	793,957	258,028,908
March 1 - March 31, 2013	1,610,620		24.84	1,610,620	218,028,909
Total	2,891,989			2,404,577
_______________

(1)
Includes restricted stock delivered back to us by certain employees to satisfy minimum tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we give employees the opportunity to tender back to us the number of shares from the award sufficient to satisfy their minimum tax withholding obligations, which we pay on behalf of the employee.

(2)
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of March 31, 2013, approximately $218.0 million remained available under the authorization.

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

tw telecom inc.

Date: May 8, 2013	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

4.1 –
Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for the 5 3/8% Senior Notes due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 4, 2012)*

4.3 –
Second Amended and Restated Credit Agreement dated as of April 17, 2013, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 18, 2013).*

4.4 –
Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –
Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.6 –
First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

101.INS –	XBRL Instance Document

101.SCH –	XBRL Taxonomy Extension Schema Document

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.