Form 10-Q
period 2013-06-30
tw telecom inc.
filed 2013-08-08
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2013 was 145,666,574 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$420,265	$806,728
Investments	194,155	167,564
Receivables, less allowances of $6,705 and $7,067, respectively	109,765	99,703
Prepaid expenses and other current assets	28,817	19,164
Deferred income taxes	76,160	76,160
Total current assets	829,162	1,169,319
Property, plant and equipment	4,421,375	4,247,868
Less accumulated depreciation	(2,874,081)	(2,755,622)
	1,547,294	1,492,246
Deferred income taxes	77,582	101,885
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	14,557	17,578
Other assets, net	33,897	30,015
Total assets	$2,915,186	$3,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,321	$55,857
Deferred revenue	47,501	45,471
Accrued taxes, franchise and other fees	57,747	60,844
Accrued interest	19,408	20,343
Accrued payroll and benefits	47,174	45,727
Accrued carrier costs	24,327	30,765
Current portion debt and capital lease obligations, net	203,902	374,969
Other current liabilities	37,571	29,163
Total current liabilities	498,951	663,139
Long-term debt and capital lease obligations, net	1,441,803	1,384,242
Long-term deferred revenue	21,615	23,177
Other long-term liabilities	44,203	41,240
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 153,760 and 151,953 shares issued, respectively	1,538	1,520
Additional paid-in capital	1,783,334	1,843,126
Treasury stock, 6,142 and 556 shares, at cost, respectively	(166,783)	(10,979)
Accumulated deficit	(709,520)	(721,793)
Accumulated other comprehensive income	45	65
Total stockholders’ equity	908,614	1,111,939
Total liabilities and stockholders’ equity	$2,915,186	$3,223,737
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$209,634	$182,480	$411,716	$359,331
Voice services	93,080	91,008	185,435	180,629
Network services	78,487	83,009	157,350	167,813
Intercarrier compensation	8,282	8,006	16,191	15,655
Total revenue	389,483	364,503	770,692	723,428
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	164,131	152,986	325,213	302,179
Selling, general and administrative	96,438	84,580	190,000	170,670
Depreciation, amortization and accretion	75,652	70,469	150,047	138,863
Total costs and expenses	336,221	308,035	665,260	611,712
Operating income	53,262	56,468	105,432	111,716
Interest expense	(21,544)	(21,860)	(49,884)	(43,441)
Debt extinguishment costs	(399)	—	(399)	—
Interest income	173	93	450	197
Income before income taxes	31,492	34,701	55,599	68,472
Income tax expense	14,145	15,382	25,108	29,821
Net income	$17,347	$19,319	$30,491	$38,651
Earnings per share:
Basic	$0.12	$0.13	$0.20	$0.26
Diluted	$0.11	$0.13	$0.20	$0.25
Weighted average shares outstanding:
Basic	147,071	147,497	148,095	147,232
Diluted	148,342	149,532	151,081	149,398

(a) Includes non-cash stock-based employee compensation expense (Note 6):

Operating	$545	$455	$1,128	$955
Selling, general and administrative	$7,869	$6,594	$16,748	$14,222

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(amounts in thousands)
Net income	$17,347	$19,319	$30,491	$38,651
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(28)	(52)	(20)	(60)
Other comprehensive loss, net of tax	(28)	(52)	(20)	(60)
Comprehensive income	$17,319	$19,267	$30,471	$38,591

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(amounts in thousands)
Cash flows from operating activities:
Net income	$30,491	$38,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	150,047	138,863
Deferred income taxes	24,289	28,977
Stock-based compensation expense	17,876	15,177
Amortization of discount on debt and deferred debt issue costs and other	8,249	12,367
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(14,046)	(5,651)
Accounts payable, deferred revenue and other liabilities	(10,346)	(19,785)
Net cash provided by operating activities	206,560	208,599
Cash flows from investing activities:
Capital expenditures	(187,509)	(157,575)
Purchases of investments	(157,523)	(119,813)
Proceeds from sale of investments	125,041	106,053
Other investing activities, net	(465)	5,707
Net cash used in investing activities	(220,456)	(165,628)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	50,874	15,784
Taxes paid related to net share settlement of equity awards	(18,315)	(9,956)
Purchases of treasury stock	(197,310)	(11,519)
Excess tax benefits from stock-based compensation	944	716
Proceeds from modification of debt, net of financing costs	49,684	—
Retirement of convertible debt obligations	(256,348)	—
Payment of debt and capital lease obligations	(2,096)	(3,712)
Net cash used in financing activities	(372,567)	(8,687)
(Decrease) increase in cash and cash equivalents	(386,463)	34,284
Cash and cash equivalents at beginning of period	806,728	353,394
Cash and cash equivalents at end of period	$420,265	$387,678
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,540	$31,850
Cash paid for income taxes, net of refunds	$4,477	$5,058
Addition of capital lease obligation	$4,302	$2,326
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2013
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2012	151,953	$1,520	(556)	$(10,979)	$1,843,126	$(721,793)	$65	$1,111,939
Net income	—	—	—	—	—	30,491	—	30,491
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(20)	(20)
Reacquisition of the equity component of convertible debentures	—	—	—	—	(78,776)	—	—	(78,776)
Purchases of treasury stock	—	—	(7,653)	(205,455)	—	—	—	(205,455)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	1,309	13	1,782	44,855	(520)	(11,789)	—	32,559
Stock-based compensation	498	5	285	4,796	19,504	(6,429)	—	17,876
Balance at June 30, 2013	153,760	$1,538	(6,142)	$(166,783)	$1,783,334	$(709,520)	$45	$908,614
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
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income as of June 30, 2013 relates to the Company's investments that are classified as available-for-sale securities. The Company recognized no material changes in accumulated other comprehensive income for the three and six months ended June 30, 2013. There were no significant items reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2013.

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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $20.6 million and $19.8 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $41.2 million and $39.5 million for the six months ended June 30, 2013 and 2012, respectively.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 18% and 19% of the Company’s total revenue in the six months ended June 30, 2013 and 2012, respectively. No customer accounted for 5% or more of total revenue for the six months ended June 30, 2013 or 2012.

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
The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
Numerator
Net income	$17,347	$19,319	$30,491	$38,651
Allocation of net income to unvested restricted stock awards	(331)	(404)	(587)	(808)
Net income allocated to common stockholders, basic	$17,016	$18,915	$29,904	$37,843
Net income allocated to common stockholders, diluted	$17,016	$18,915	$29,904	$37,843
Denominator
Basic weighted average shares outstanding	147,071	147,497	148,095	147,232
Dilutive potential common shares:
Stock options	886	1,566	1,180	1,544
Unvested restricted stock	385	469	1,806	622
Diluted weighted average shares outstanding	148,342	149,532	151,081	149,398
Basic earnings per share	$0.12	$0.13	$0.20	$0.26
Diluted earnings per share	$0.11	$0.13	$0.20	$0.25

Options to purchase shares of the Company’s common stock and restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 2.9 million shares and no shares for the three and six months ended June 30, 2013, respectively. Shares of common stock subject to issuance upon conversion of the Company’s 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”), options to purchase shares of the Company’s common stock and restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 23.9 million shares in each of the three and six months ended June 30, 2012.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments
The Company’s investments at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(amounts in thousands)
Cash equivalents:
Prime money market mutual funds	$302,366	$425,165
U.S. Treasury money market mutual funds	66,044	262,967
Commercial paper	6,695	30,692
Certificates of deposit	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999
Total cash equivalents	375,105	731,823
Investments:
Debt securities issued by the U.S. Treasury	100,350	89,870
Commercial paper	59,976	32,480
Debt securities issued by U.S. Government agencies	29,079	45,214
Certificates of deposit	4,750	—
Total investments	194,155	167,564
Total cash equivalents and investments	$569,260	$899,387
At June 30, 2013 and December 31, 2012, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 5. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $91.1 million and $69.6 million during the three months ended June 30, 2013 and 2012, respectively, and $125.0 million and $106.1 million during the six months ended June 30, 2013 and 2012, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three and six months ended June 30, 2013 and 2012.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(amounts in thousands)
Term Loan B - extended tranche, due 2016	$—	$463,019
8% Senior Notes, due 2018	430,000	430,000
Term Loan B, due 2020	520,000	—
5 3/8% Senior Notes, due 2022	480,000	480,000
2 3/8% Convertible Senior Debentures, due 2026 (1)	196,497	373,743
Capital lease obligations	23,536	20,091
Total obligations	1,650,033	1,766,853
Unamortized discounts	(4,328)	(7,642)
Current portion	(203,902)	(374,969)
Total long-term debt and capital lease obligations	$1,441,803	$1,384,242

(1)	Subsequent to June 30, 2013, the remaining outstanding amount of Convertible Debentures were retired. See "Retirement of Convertible Debentures including Subsequent Event" below.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2013, tw telecom inc. and its wholly-owned subsidiary, tw telecom holdings inc. ("Holdings"), were in compliance with all of their debt covenants.
Modification of Term Loan and Revolver
As of December 31, 2012, Holdings had a senior secured credit facility consisting of an $463.0 million outstanding principal amount Term Loan B (the "Term Loan") due December 2016 and an undrawn $80 million Revolving Credit Facility (the "Revolver") expiring December 2014. In April 2013, Holdings entered into a Second Amended and Restated Credit Agreement ("Amendment and Restatement") to increase the Term Loan to $520 million and extend the maturity date to April 2020. The Term Loan was issued at an offering price of 99.5% of the principal amount. Additionally, the Amendment and Restatement increased the Revolver, which remains undrawn, to $100 million and extended the maturity date to April 2018. Components of the Amendment and Restatement are detailed below:
•The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings' subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at June 30, 2013, the effective interest rate was 2.70%. In accordance with applicable accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt. The fees paid to the lenders of $4.6 million were added to the existing deferred debt issuance costs and will be amortized through the maturity date of the Term Loan.
•The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding Revolver amounts, if any, will be computed based on a specified Eurodollar rate plus 1.75%-2.75%, depending on the Company's consolidated total leverage ratio, as defined in the Revolver, and will be reset periodically and payable quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375%-0.5% per annum. The Amendment and Restatement contains customary affirmative and negative covenants. Most of the Revolver covenants apply whether or not the Company draws on that facility. In addition, if the Revolver were drawn, certain financial maintenance covenants would apply. The fees paid to the lenders of $1.4 million were added to existing debt issuance costs and will be amortized through the expiration date.
Retirement of Convertible Debentures including Subsequent Event
As of December 31, 2012, the Company had outstanding $373.7 million principal amount of Convertible Debentures. In the three months ended June 30, 2013, the Company cash settled approximately $255.8 million on $177.2 million principal amount of the Convertible Debentures as a result of repurchases by the Company and conversions by holders of the Convertible Debentures, resulting in $196.5 million outstanding principal amount as of June 30, 2013.
The Convertible Debentures were redeemable in whole or in part at the Company’s option at any time on or after April 6, 2013 at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest. On May 29, 2013, the Company called for redemption all of the remaining outstanding Convertible Debentures. Holders of the Convertible Debentures had the option to require the Company to purchase all or part of the Convertible Debentures on April 1, 2013, at 100% of the principal and unpaid interest, or at any time prior to April 1, 2026, to convert the debentures into shares of the Company’s common stock. Upon conversion, the Company had the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Company elected to settle its conversion obligation entirely in cash. On July 3, 2013, the remaining $196.5 million outstanding principal amount of the Convertible Debentures was settled in cash for approximately $296.9 million as a result of conversions by holders of the Convertible Debentures in connection with the redemption.
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

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at June 30, 2013 and December 31, 2012.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	Fair Value Measurements At June 30, 2013			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$302,366	$—	$—	$302,366
U.S. Treasury money market mutual funds	66,044	—	—	66,044
Commercial paper	—	6,695	—	6,695
Investments included in cash and cash equivalents	$368,410	$6,695	$—	$375,105
Debt securities issued by the U.S. Treasury	—	100,350	—	100,350
Commercial paper	—	59,976	—	59,976
Debt securities issued by U.S. Government agencies	—	29,079	—	29,079
Certificates of deposit	—	4,750	—	4,750
Short-term investments	$—	$194,155	$—	$194,155
Total assets	$368,410	$200,850	$—	$569,260

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements At December 31, 2012			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$425,165	$—	$—	$425,165
U.S. Treasury money market mutual funds	262,967	—	—	262,967
Commercial paper	—	30,692	—	30,692
Certificates of deposit	—	8,000	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999	—	4,999
Investments included in cash and cash equivalents	$688,132	$43,691	$—	$731,823
Debt securities issued by the U.S. Treasury	—	89,870	—	89,870
Debt securities issued by U.S. Government agencies	—	45,214	—	45,214
Commercial paper	—	32,480	—	32,480
Short-term investments	$—	$167,564	$—	$167,564
Total assets	$688,132	$211,255	$—	$899,387
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B - Extended tranche, due 2016	$—	$—	$463,019	$465,334
8% Senior Notes, net of discount	428,195	456,875	428,001	470,850
Term Loan B, net of discount	517,477	520,650	—	—
5 3/8% Senior Notes	480,000	478,800	480,000	505,200
2 3/8% Convertible Senior Debentures, net of discount	196,497	298,125	368,100	512,159
Total debt	$1,622,169	$1,754,450	$1,739,120	$1,953,543
6. Stock-Based Compensation
During the six months ended June 30, 2013, the Company granted restricted stock awards and restricted stock units with respect to 1.4 million shares and no stock options. As of June 30, 2013, the Company had 4.2 million restricted stock awards and restricted stock units that were unvested and 1.8 million stock options outstanding, of which 1.6 million were exercisable.
As of June 30, 2013, there was $75.4 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years, and $0.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.6 years.
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
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2013 and December 31, 2012, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2013 and 2012, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2013 and 2012.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,544	$395,721	$—	$—	$420,265
Investments	—	194,155	—	—	194,155
Receivables, net	—	—	109,765	—	109,765
Prepaid expenses and other current assets	—	19,599	9,218	—	28,817
Deferred income taxes	—	76,140	20	—	76,160
Intercompany receivable	1,407,656	969,335	—	(2,376,991)	—
Total current assets	1,432,200	1,654,950	119,003	(2,376,991)	829,162
Property, plant and equipment, net	—	57,949	1,489,345	—	1,547,294
Deferred income taxes	—	77,098	484	—	77,582
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	—	25,181	23,273	—	48,454
Total assets	$1,432,200	$1,815,178	$2,044,799	$(2,376,991)	$2,915,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$8,996	$52,325	$—	$61,321
Current portion debt and capital lease obligations	196,497	5,782	1,623	—	203,902
Other current liabilities	1,180	82,055	150,493	—	233,728
Intercompany payable	—	—	2,376,991	(2,376,991)	—
Total current liabilities	197,677	96,833	2,581,432	(2,376,991)	498,951
Losses in subsidiary in excess of investment	325,940	858,775	—	(1,184,715)	—
Long-term debt and capital lease obligations, net	—	1,420,566	21,237	—	1,441,803
Long-term deferred revenue	—	—	21,615	—	21,615
Other long-term liabilities	—	7,392	36,811	—	44,203
Stockholders’ equity (deficit)	908,583	(568,388)	(616,296)	1,184,715	908,614
Total liabilities and stockholders’ equity	$1,432,200	$1,815,178	$2,044,799	$(2,376,991)	$2,915,186

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$389,483	$—	$389,483
Costs and expenses:
Operating, selling, general and administrative	—	67,167	193,402	—	260,569
Depreciation, amortization and accretion	—	6,707	68,945	—	75,652
Corporate expense allocation	—	(73,874)	73,874	—	—
Total costs and expenses	—	—	336,221	—	336,221
Operating income	—	—	53,262	—	53,262
Interest expense, net	(1,569)	(17,942)	(1,860)	—	(21,371)
Debt extinguishment costs	(327)	(72)	—	—	(399)
Interest expense allocation	1,896	18,014	(19,910)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	31,492	—	31,492
Income tax expense	—	13,672	473	—	14,145
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(13,672)	31,019	—	17,347
Equity in undistributed earnings of subsidiaries	17,347	31,019	—	(48,366)	—
Net income	$17,347	$17,347	$31,019	$(48,366)	$17,347

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six months ended June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$770,692	$—	$770,692
Costs and expenses:
Operating, selling, general and administrative	—	131,974	383,239	—	515,213
Depreciation, amortization and accretion	—	13,286	136,761	—	150,047
Corporate expense allocation	—	(145,260)	145,260	—	—
Total costs and expenses	—	—	665,260	—	665,260
Operating income	—	—	105,432	—	105,432
Interest expense, net	(9,705)	(35,820)	(3,909)	—	(49,434)
Debt extinguishment costs	(327)	(72)	—	—	(399)
Interest expense allocation	10,032	35,892	(45,924)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	55,599	—	55,599
Income tax expense	—	24,289	819	—	25,108
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(24,289)	54,780	—	30,491
Equity in undistributed earnings of subsidiaries	30,491	54,780	—	(85,271)	—
Net income	$30,491	$30,491	$54,780	$(85,271)	$30,491

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$17,347	$17,347	$31,019	$(48,366)	$17,347
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(28)	(28)	—	28	(28)
Other comprehensive loss, net of tax	(28)	(28)	—	28	(28)
Comprehensive income	$17,319	$17,319	$31,019	$(48,338)	$17,319

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six months ended June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$30,491	$30,491	$54,780	$(85,271)	$30,491
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(20)	(20)	—	20	(20)
Other comprehensive loss, net of tax	(20)	(20)	—	20	(20)
Comprehensive income	$30,471	$30,471	$54,780	$(85,251)	$30,471

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$30,491	$30,491	$54,780	$(85,271)	$30,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	13,286	136,761	—	150,047
Deferred income taxes	—	24,289	—	—	24,289
Stock-based compensation expense	—	—	17,876	—	17,876
Amortization of discount on debt and deferred debt issue costs and other	6,244	2,005	—	—	8,249
Intercompany and equity investment changes	385,403	(466,631)	(4,043)	85,271	—
Changes in operating assets and liabilities	(1,039)	15,973	(39,326)	—	(24,392)
Net cash provided by (used in) operating activities	421,099	(380,587)	166,048	—	206,560
Cash flows from investing activities:
Capital expenditures	—	(22,465)	(165,044)	—	(187,509)
Purchases of investments	—	(157,523)	—	—	(157,523)
Proceeds from sale of investments	—	125,041	—	—	125,041
Other investing activities, net	—	(83)	(382)	—	(465)
Net cash used in investing activities	—	(55,030)	(165,426)	—	(220,456)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	32,559	—	—	—	32,559
Purchases of treasury stock	(197,310)	—	—	—	(197,310)
Excess tax benefits from stock-based compensation	—	944	—	—	944
Net proceeds from modification of debt, net of debt issuance costs	—	49,684	—	—	49,684
Retirement of convertible debt obligations	(256,348)	—	—	—	(256,348)
Payment of debt and capital lease obligations	—	(1,474)	(622)	—	(2,096)
Net cash (used in) provided by financing activities	(421,099)	49,154	(622)	—	(372,567)
Decrease in cash and cash equivalents	—	(386,463)	—	—	(386,463)
Cash and cash equivalents at beginning of period	24,544	782,184	—	—	806,728
Cash and cash equivalents at end of period	$24,544	$395,721	$—	$—	$420,265

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$38,651	$38,651	$67,628	$(106,279)	$38,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	11,469	127,394	—	138,863
Deferred income taxes	—	28,977	—	—	28,977
Stock-based compensation expense	—	—	15,177	—	15,177
Amortization of discount on debt and deferred debt issue costs and other	11,029	1,338	—	—	12,367
Intercompany and equity investment changes	(43,989)	(15,137)	(47,153)	106,279	—
Changes in operating assets and liabilities	—	(9,986)	(15,450)	—	(25,436)
Net cash provided by operating activities	5,691	55,312	147,596	—	208,599
Cash flows from investing activities:
Capital expenditures	—	(6,067)	(151,508)	—	(157,575)
Purchases of investments	—	(119,813)	—	—	(119,813)
Proceeds from sale of investments	—	106,053	—	—	106,053
Proceeds from sale of assets and other investing activities, net	—	1,310	4,397	—	5,707
Net cash used in investing activities	—	(18,517)	(147,111)	—	(165,628)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	5,828	—	—	—	5,828
Purchases of treasury stock	(11,519)	—	—	—	(11,519)
Excess tax benefits from stock-based compensation	—	716	—	—	716
Payment of debt and capital lease obligations	—	(3,227)	(485)	—	(3,712)
Net cash used in financing activities	(5,691)	(2,511)	(485)	—	(8,687)
Increase in cash and cash equivalents	—	34,284	—	—	34,284
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,543	$363,135	$—	$—	$387,678

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
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, expected capital expenditures, business trends and fluctuations, expected revenue mix, expected revenue changes, the impact of regulatory changes, future tax benefits and expense, expense trends, growth initiatives, future liquidity and capital resources, product plans, share repurchases, debt retirement, future cash balances, growth or stability from particular customer segments, anticipated customer disconnections and customer and revenue churn, Modified EBITDA and margin trends, expected network expansion and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report. In addition, actual results may differ from our expectations due to, among other things, the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, an acceleration of customer disconnections, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, economic downturns, which may adversely affect our revenue growth, net income or Modified EBITDA, delays in launching new products that our customers desire, growth initiatives that may not result in the intended revenue growth acceleration, decreased demand for our products, industry consolidation and other industry conditions, significant increases or decreases in the market prices of our common stock, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs or other factors that may adversely affect the cost and availability of ILEC facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

tw telecom inc.

Through our subsidiaries, we serve 75 metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of June 30, 2013, our fiber network spanned over 29,000 route miles (including approximately 23,000 metropolitan route miles) connecting to 19,082 buildings served directly by our local fiber facilities including approximately 450 third party data centers across the country where customers deploy their own equipment or connect to cloud service providers. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
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
Business Strategy
Our objective is to be the leading national provider of high quality, business network solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include:

•
Focusing our service offerings on meeting our customers' complex evolving needs, emphasizing business Ethernet and IP VPN services (which we refer to as strategic services), Internet-based services and converged service offerings and developing our advanced service capabilities, which we refer to as the "Intelligent Network". We launched the initial phase of the Intelligent Network, Enhanced Management, in June 2012 for IP VPN, converged and Ethernet services, and the second phase, Dynamic Capacity, which allows customers to manage or schedule bandwidth, in August 2012, and have added enhancements to those capabilities as described below.

•
Enabling enterprise cloud computing and other developing customer information technology ("IT") and business strategies by leveraging our fiber network, data services portfolio, Intelligent Network capabilities and the numerous third party and customer data centers connected to our network;

•
Delivering a differentiated customer care strategy by engaging all of our employees and continually incorporating customer feedback and increasing automation to provide the best possible customer service;

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

•	Enhancing our multi-channel sales strategy through expanding our sales personnel for both our direct and indirect channels;

•
Employing a capital allocation strategy that includes investments for growth in our business in the near and long term, maintenance of a strong balance sheet and returning value to stockholders through share repurchases or other means; and

•	Investing in our people to drive the execution of our strategies.
New Services
We launched the following new services and enhancements during the first six months of 2013:

•
Alert-Driven Dynamic Capacity, which enhances our Dynamic Capacity offerings by allowing customers to automatically increase their bandwidth based on pre-set parameters and the capability to increase that bandwidth up to 10 Gigabits;

•	Enhanced Management Thresholds and Alerts that provides customers proactive notification of information regarding their networks based on customer-established parameters;

•	Advanced Session Initiation Protocol or "SIP" trunking services, a managed solution for customized large enterprise voice applications

•	Distributed Denial of Service security offering that mitigates attacks on customers' Internet service and addresses unwanted traffic and data on their networks; and

•
Both 40 and 100 Gigabit metro Ethernet service that provides a higher speed, fully managed large capacity service for larger and more complex customer networks and which complements our existing 2.5 and 10 Gigabit Ethernet offerings.

tw telecom inc.

We expect to launch additional new services in the second half of 2013, including additions to our managed services portfolio.
Revenue Trends
Total Revenue
Our revenue has grown for the past 35 consecutive quarters through June 30, 2013, including throughout the various economic cycles. We expect our future revenue growth to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our advanced service capabilities will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and continuously evolving service capabilities enable us to serve customers with multi-point, multi-city locations. Our annual year-over-year revenue growth rate increased over each of the years ended December 31, 2010, 2011 and 2012 and was 5.1%, 7.4% and 7.6%, respectively. These higher year-over-year revenue growth rates were primarily due to increased demand, low revenue churn and an increase in certain taxes and fees that are reported on a gross versus net basis in revenue and expense. We also believe that our new and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to our growing revenue.
In 2012, our service installations increased year-over-year, although at a growth rate lower than our total overall revenue growth rate for 2012. As a result, beginning in the three months ended March 31, 2012, we experienced a trend of lower quarterly year-over-year revenue growth rates, including 6.9% for the three months ended June 30, 2013, compared to 7.7% for the same period in 2012, and expect this trend to continue in 2013. We believe that increasing our rate of revenue growth will be dependent on higher sales and service installations to keep pace with the growing total base of revenue, retaining revenue from existing customers and a stronger economy. In 2013, we are implementing several initiatives focused on increasing sales to capture growing market demand and share that we expect to contribute to an accelerating growth rate over the long term (see "Modified EBITDA Trends and Growth Initiatives" below). Our year-over-year revenue growth rate was 6.9% for the three months ended June 30, 2013 compared to 6.2% for the three months ended March 31, 2013, primarily due to strong sales in the fourth quarter of 2012 and higher intercarrier compensation settlements and revenue rather than the impact of the growth initiatives. We also expect that a large carrier disconnection order that we received in July 2013 will pressure our revenue growth rate in the third quarter of 2013.
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
Enterprise Customer Revenue
Revenue from enterprise customers has increased for the past 44 consecutive quarters through June 30, 2013 and increased 8.7% and 8.4% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services. Revenue from our enterprise customers represented 80% of our total revenue in each of the three and six months ended June 30, 2013. We expect our future revenue growth to come primarily from our enterprise customer base, largely due to our advanced network capabilities and new services portfolio.

tw telecom inc.

Carrier Customer Revenue
Our carrier revenue represented 18% of our total revenue in each of the three and six months ended June 30, 2013. For the quarter ended June 30, 2013, carrier revenue decreased $0.2 million over the quarter ended June 30, 2012, primarily due to churn (see "Revenue and Customer Churn" below) and repricing for contract renewals, largely offset by growth in Ethernet services.
Carrier revenue has been gradually declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by installed sales of Ethernet services to carriers to serve their end users’ needs. Carrier revenue from wireless providers represented 29% of total carrier revenue for each of the three and six months ended June 30, 2013. While we expect some contribution to carrier revenue as we expand our data service offerings to our wholesale customer base, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, network grooming and carrier consolidation. We expect these impacts on our carrier revenue to continue.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of our total revenue in each of the three and six months ended June 30, 2013, and is expected to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions and changes in the regulatory regime for intercarrier compensation. We lowered the rates we charge other carriers to terminate traffic on our network in July 2012 to comply with a 2011 FCC order. The FCC order mandates another rate decrease in July 2013. As a result of the FCC order, we expect to lose approximately $4.0 million in intercarrier compensation revenue in the year ended December 31, 2013 compared to the year ended December 31, 2012. The order mandates further rate declines on terminating traffic through 2018, when carriers will be required to exchange terminating traffic on a "bill and keep" basis, meaning that the exchange of traffic will not be compensatory. We expect that intercarrier compensation revenue also will fluctuate based on variations from period to period in minutes of use originating and terminating on our network and fluctuations in customer settlements.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and network grooming, business contractions, financial difficulties and consolidation, among other reasons. After higher churn beginning in late 2007 and continuing through 2009, revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% in each of the years ended December 31, 2011 and 2012 and 0.9% and 0.8% for the three and six months ended June 30, 2013, respectively. We believe that the improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for the years ended December 31, 2011 and 2012 and for each of the three and six months ended June 30, 2013. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.9% in each of the three and six months ended June 30, 2013 compared with 1.1%, 1.0% and 1.0% for the years ended December 31, 2010, 2011 and 2012, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
Pricing
We experience significant price competition across our service categories that impacts our revenue. We also believe that technology advancements over the years in the telecommunications industry have resulted in lower unit costs for some electronics and equipment that drives customer demand for higher bandwidth at the same or lower prices.

tw telecom inc.

In our industry, service agreements typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing is frequently reduced to current market levels as a renewal incentive. The impact of those price reductions on our revenue may fluctuate from quarter to quarter. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the capacity of existing services, subject to applicable early termination charges, depending on their business needs. In some cases, the impact of re-pricing is mitigated by customers' purchase of additional services.
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
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense was less than 1% of our total revenue in each of the three and six months ended June 30, 2013, comparable to the years ended December 31, 2012, 2011 and 2010. We cannot assure that we will be able to maintain bad debt expense at this low level.
Modified EBITDA Trends and Growth Initiatives
We have implemented initiatives to expand our revenue growth, margins and cash flow that require both capital and operating investments. During the three years ended December 31, 2012, these operating investments included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support our growing customer base and new service and technology investments to provide future capabilities that differentiate our services from the competition. Our capital spending investments during these periods consisted of incremental expenditures linked to increased sales, including sales to wireless providers, new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, strategic market expansion through fiber purchases to extend our network reach and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. We believe that these initiatives resulted in expansion of our revenue growth, margins and cash flows during the three years ended December 31, 2012.
Modified EBITDA (see Note 2 to the table under “Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012--Operating Income and Net Income” for a definition of Modified EBITDA) grew 6.2%, 7.4% and 8.6% in the years ended December 31, 2010, 2011 and 2012, respectively, each compared to the prior year, and further grew 2.5% and 2.9% in the three and six months ended June 30, 2013, respectively, compared to the same period last year. Modified EBITDA margin was 36.4%, 36.4% and 36.8% for the years ended December 31, 2010, 2011 and 2012, respectively, and 35.3% and 35.5% for the three and six months ended June 30, 2013, respectively. These margins included the absorption of increased costs for network access due to higher prices and greater reach and costs associated with further expansion of our sales and support staff and IT and technical personnel and were impacted by the dilutive effect of certain taxes and fees that are reported tw telecom inc.

on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the unaudited interim condensed consolidated financial statements).
The initiatives that we are implementing in 2013 are designed to reverse the recent trend of lower quarterly year-over-year revenue growth rates and include further increasing investments in our sales and support staff to expand our market penetration. We believe that increasing our sales and support staff to leverage our service offerings and support our increasingly complex solutions will enable us to attract new customers, sell more services to existing customers and retain customers. We are also making capital investments in new technologies to deliver new innovative capabilities to further drive sales of our strategic data and Internet services, in further automation of network functionality to enable more dynamic customer network capacity and connections and in continuing the expansion of our network in existing and adjacent markets to reach more customers.
In the three and six months ended June 30, 2013, our Modified EBITDA margin was impacted by costs associated with our growth initiatives. We expect that the higher investments and expense associated with the growth initiatives discussed above will continue to dampen our Modified EBITDA margin and cash flow in the near term until we can achieve higher service installations and an expansion in our rate of revenue growth that we expect will absorb the cost of the growth initiatives. While these initiatives are designed to increase sales in the longer term to enable us to accelerate our future revenue growth rate, we cannot assure that these and other initiatives will be sufficient to achieve our objectives of increased revenue growth, margins and cash flow or the timing of such anticipated benefits.
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
The expected reductions in intercarrier compensation revenue discussed above under "Revenue Trends" are also expected to pressure our margins because of the relatively high margins associated with that revenue. Our revenue and margins may also be impacted by, among other risks, competitive pressures, higher special access costs, fuel and energy costs, fluctuations in certain taxes and fees and any future inflationary pressures.
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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue

Revenue by line of business was as follows:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Revenue (1):
Data and Internet services	$209,634	$182,480	$27,154	14.9%
Voice services	93,080	91,008	2,072	2.3%
Network services	78,487	83,009	(4,522)	(5.4)%
Intercarrier compensation	8,282	8,006	276	3.4%
Total revenue	$389,483	$364,503	$24,980	6.9%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $20.6 million and $19.8 million for the three months ended June 30, 2013 and 2012, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, comprised 54.9% of data and Internet services revenue for the three months ended June 30, 2013 compared to 52.9% for the three months ended June 30, 2012, representing 19.3% period over period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended June 30, 2013 and 2012.
Network services revenue decreased primarily due to revenue churn and re-pricing of renewed customer contracts at lower rates, somewhat offset by growth in high capacity and collocation services.
Intercarrier compensation revenue grew primarily as a result of dispute settlements and an increase in minutes of use originating and terminating on our network that offset the impact of an FCC-mandated rate reduction in July 2012.

tw telecom inc.

Costs and Expenses

The major components of costs and expenses were as follows:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$164,131	$152,986	$11,145	7.3%
Operating expenses as percentage of total revenue	42.1%	42.0%
Selling, general and administrative (1)	96,438	84,580	11,858	14.0%
Selling, general and administrative expenses as percentage of total revenue	24.8%	23.2%
Depreciation, amortization and accretion	75,652	70,469	5,183	7.4%
Total costs and expenses	$336,221	$308,035	$28,186	9.2%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$545	$455	$90	19.8%
Selling, general and administrative	$7,869	$6,594	$1,275	19.3%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. The increase in operating expenses primarily related to higher network access costs largely as a result of revenue growth as well as higher employee-related and network maintenance costs associated both with revenue growth and our growth initiatives (as discussed under "Modified EBITDA Trends and Growth Initiatives"), partially offset by capitalized expenses.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase in these expenses primarily related to higher employee-related costs resulting from incentive-based compensation due to expansion of our indirect sales channel and increased customer installations of service, expansion of our sales and sales support personnel and IT personnel associated both with revenue growth and our growth initiatives, annual merit-based salary increases and higher non-cash stock-based compensation expense.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2012 and 2013 net of fully depreciated assets.

tw telecom inc.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow:

	Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2013	2012	$ Change	% Change
Operating income	$53,262	$56,468	$(3,206)	(5.7)%
Interest expense	(21,544)	(21,860)	(316)	(1.4)%
Debt extinguishment costs	(399)	—	399	NM
Interest income	173	93	80	86.0%
Income before income taxes	31,492	34,701	(3,209)	(9.2)%
Income tax expense	14,145	15,382	(1,237)	(8.0)%
Net income	$17,347	$19,319	$(1,972)	(10.2)%
Basic income per common share	$0.12	$0.13	(0.01)	(7.7)%
Diluted income per common share	$0.11	$0.13	(0.02)	(15.4)%
Modified EBITDA (1)(2)	$137,328	$133,986	$3,342	2.5%
Modified EBITDA margin (1)(2)(3)	35.3%	36.8%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based employee compensation expense. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our Revolver and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our senior notes differs, but not materially, from the definition of Modified EBITDA used in this table. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between net income and Modified EBITDA, as a performance measure, is as follows:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Net income	17,347	19,319
Income tax expense	14,145	15,382
Interest income	(173)	(93)
Interest expense	21,544	21,860
Debt extinguishment costs	399	—
Depreciation, amortization and accretion	75,652	70,469
Non-cash stock-based compensation	8,414	7,049
Modified EBITDA	$137,328	$133,986

tw telecom inc.

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Net cash provided by operations	124,960	114,238
Income tax expense	14,145	15,382
Deferred income taxes	(13,672)	(14,947)
Interest income	(173)	(93)
Interest expense	21,544	21,860
Discount on debt, amortization of deferred debt issue costs and other	(1,055)	(6,246)
Changes in operating assets and liabilities	(8,421)	3,792
Modified EBITDA	$137,328	$133,986

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The decrease in interest expense primarily related to the discount on the Convertible Debentures becoming fully accreted in the first quarter of 2013, partial retirement of the Convertible Debentures and the impact of the rate decrease on the Term Loan in connection with the 2013 refinancing, partially offset by interest attributable to the 2022 Notes issued in October 2012. We expect our interest expense to decrease approximately $2.0 million annually (based on the interest rate in effect as of June 30, 2013 and long-term debt as of such date) as a result of the Amendment and Restatement of our Term Loan (see "Liquidity and Capital Resources").
Debt Extinguishment Costs. Debt extinguishment costs for the three months ended June 30, 2013 resulted primarily from commissions paid on repurchases by us of the Convertible Debentures. There were no such costs for the three months ended June 30, 2012.
Income before Income Taxes. The decrease in income before income taxes resulted primarily from higher depreciation, amortization and accretion expense and non-cash stock-based compensation expense, partially offset by higher Modified EBITDA as discussed below.
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
Net Income and Modified EBITDA. The decrease in net income resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. The increase in Modified EBITDA was primarily the result of revenue growth, partially offset by costs associated both with revenue growth and our growth initiatives, including increased network maintenance costs and employee-related expenses. Modified EBITDA margin declined largely due to costs associated with our growth initiatives incurred in advance of the expected future revenue growth. For the three months ended June 30, 2013 and 2012, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements, together with cash, cash equivalents and investments, and borrowing capacity under our existing Revolver. See Note 2 to the table under “Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012--Operating Income and Net Income” for a definition of Modified EBITDA and reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.

tw telecom inc.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue

Revenue by line of business was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Revenue (1):
Data and Internet services	$411,716	$359,331	$52,385	14.6%
Voice services	185,435	180,629	4,806	2.7%
Network services	157,350	167,813	(10,463)	(6.2)%
Intercarrier compensation	16,191	15,655	536	3.4%
Total revenue	$770,692	$723,428	$47,264	6.5%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $41.2 million and $39.5 million for the six months ended June 30, 2013 and 2012, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, represented 54.7% of data and Internet services revenue for the six months ended June 30, 2013 compared to 52.5% for the six months ended June 30, 2012, representing 19.4% period over period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the six months ended June 30, 2013 and 2012.
Network services revenue decreased primarily due to revenue churn and re-pricing of renewed customer contracts at lower rates, somewhat offset by growth in high capacity and collocation services.
Intercarrier compensation revenue grew primarily as a result of dispute settlements and an increase in minutes of use originating and terminating on our network that offset the impact of the FCC-mandated rate reduction in July 2012.

tw telecom inc.

Costs and Expenses

The major components of costs and expenses were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$325,213	$302,179	$23,034	7.6%
Operating expenses as percentage of total revenue	42.2%	41.8%
Selling, general and administrative (1)	190,000	170,670	19,330	11.3%
Selling, general and administrative expenses as percentage of total revenue	24.7%	23.6%
Depreciation, amortization and accretion	150,047	138,863	11,184	8.1%
Total costs and expenses	$665,260	$611,712	$53,548	8.8%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$1,128	$955	$173	18.1%
Selling, general and administrative	$16,748	$14,222	$2,526	17.8%

Operating Expenses. The increase in operating expenses largely related to higher network access costs primarily as a result of revenue growth as well as higher network maintenance and employee-related costs associated both with revenue growth and our growth initiatives. Operating expenses as a percentage of revenue increased primarily as a result of higher network maintenance costs.
Selling, General and Administrative Expenses. The increase in these expenses primarily related to higher employee costs resulting from incentive-based compensation due to expansion of our indirect sales channel and increased customer installations of service, expansion of our sales and sales support personnel and IT personnel associated both with revenue growth and our growth initiatives, annual merit-based salary increases and higher non-cash stock-based compensation expense.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2012 and 2013 net of fully depreciated assets.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow:

	Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2013	2012	$ Change	% Change
Operating income	$105,432	$111,716	$(6,284)	(5.6)%
Interest expense	(49,884)	(43,441)	6,443	14.8%
Debt extinguishment costs	(399)	—	399	NM
Interest income	450	197	253	128.4%
Income before income taxes	55,599	68,472	(12,873)	(18.8)%
Income tax expense	25,108	29,821	(4,713)	(15.8)%
Net income	$30,491	$38,651	$(8,160)	(21.1)%
Basic income per common share	$0.20	$0.26	(0.06)	(23.1)%
Diluted income per common share	$0.20	$0.25	(0.05)	(20.0)%
Modified EBITDA (1)(2)	$273,355	$265,756	$7,599	2.9%
Modified EBITDA margin (1)(2)(3)	35.5%	36.7%
___________________

tw telecom inc.

NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 2 above under "Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012--Operating Income and Net Income" for a definition of Modified EBITDA. See below for reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity. The reconciliation between net income and Modified EBITDA is as follows:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Net income	$30,491	$38,651
Income tax expense	25,108	29,821
Interest income	(450)	(197)
Interest expense	49,884	43,441
Debt extinguishment costs	399	—
Depreciation, amortization and accretion	150,047	138,863
Non-cash stock-based compensation	17,876	15,177
Modified EBITDA	$273,355	$265,756

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity is as follows:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Net cash provided by operations	206,560	208,599
Income tax expense	25,108	29,821
Deferred income taxes	(24,289)	(28,977)
Interest income	(450)	(197)
Interest expense	49,884	43,441
Discount on debt, amortization of deferred debt issue costs and other	(7,850)	(12,367)
Changes in operating assets and liabilities	24,392	25,436
Modified EBITDA	$273,355	$265,756

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense primarily related to the issuance of the 2022 Notes in October 2012, partially offset by the discount on the Convertible Debentures becoming fully accreted in the first quarter of 2013, partial retirement of the Convertible Debentures, a lower average balance on the Term Loan and the impact of the rate decrease on the Term Loan in connection with the 2013 refinancing.
Debt Extinguishment Costs. Debt extinguishment costs for the six months ended June 30, 2013 primarily resulted from commissions paid on repurchases of our Convertible Debentures. There were no such costs for the six months ended June 30, 2012.
Income before Income Taxes. The decrease in income before income taxes resulted primarily from higher depreciation, amortization and accretion expense, interest expense and non-cash stock-based compensation expense, partially offset by higher Modified EBITDA as discussed below.
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
Net Income and Modified EBITDA. The decrease in net income resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. The increase in Modified EBITDA was primarily the result of revenue growth that was somewhat offset by costs associated with both revenue growth and our growth initiatives as discussed tw telecom inc.

above. The decline in Modified EBITDA margin primarily resulted from higher network maintenance costs and employee costs as a percentage of revenue largely due to costs incurred for our growth initiatives in advance of the expected future revenue growth. For the six months ended June 30, 2013 and 2012, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt. See Note 2 to the table under “Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012--Operating Income and Net Income” for a definition of Modified EBITDA and reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.
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
On July 3, 2013, we completed the redemption of the Convertible Debentures, resulting in a total use of cash for the year to date through July 3, 2013 of $553.2 million, including $0.5 million of transaction costs, to settle $373.7 million principal amount of the Convertible Debentures. Additionally, we used $227.4 million of cash as of June 30, 2013 to repurchase our common stock under the $300 million repurchase program that our Board of Directors authorized in November 2011. As of August 6, 2013, we completed the entire $300 million of stock repurchases under that program. Accordingly, on August 6, 2013, our Board of Directors authorized a new $500 million multi-year common stock repurchase program (see "Possible Future Uses of Cash" below).
At June 30, 2013, we had approximately $1.6 billion of total debt and capital lease obligations and $614.4 million of cash, cash equivalents and short-term investments compared to approximately $1.8 billion of total debt and capital lease obligations and $974.3 million of cash, cash equivalents and short-term investments at December 31, 2012. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $246.4 million from December 31, 2012 to June 30, 2013 primarily due to repurchases of our common stock, capital expenditures, reacquisition of the equity component of the Convertible Debentures upon retirement and the net impact of the Term Loan refinancing, partially offset by cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from employee stock option exercises.
Working capital, defined as current assets less current liabilities, was $330.2 million as of June 30, 2013, a decrease of $176.0 million from December 31, 2012. The decrease in working capital is primarily a result of repurchases of our common stock, capital spending and the reacquisition of the equity component of the Convertible Debentures upon retirement, somewhat offset by cash provided by operations, net proceeds from the Term Loan refinancing and net proceeds from employee stock option exercises. Our working capital ratio, defined as current assets divided by current liabilities, was 1.66 as of June 30, 2013 compared to 1.76 as of December 31, 2012.
Cash Flow Activity
Cash and cash equivalents were $420.3 million and $387.7 million as of June 30, 2013 and 2012, respectively. In addition, we had investments of $194.2 million and $144.0 million as of June 30, 2013 and 2012, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Six Months Ended June 30,
	2013	2012
	(amounts in thousands)
Cash provided by operating activities	$206,560	$208,599
Cash used in investing activities	(220,456)	(165,628)
Cash used in financing activities	(372,567)	(8,687)
Decrease in cash and cash equivalents	$(386,463)	$34,284
Operations. The decrease in cash provided by operating activities in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily related to changes in working capital, which were largely due to higher interest payments and the timing of collection of receivables and payments to vendors, somewhat offset by higher Modified EBITDA.

tw telecom inc.

Investing. The change in cash used in investing activities in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily a result of the net increase in cash used for the purchase and sale of investments in 2013 in addition to higher capital expenditures in 2013. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the six months ended June 30, 2013 was $187.5 million, the majority of which was for success-based spending initiatives (see "Capital Expenditures and Requirements" below) compared to $157.6 million for the six months ended June 30, 2012.
Financing. Cash used in financing activities for the six months ended June 30, 2013 primarily consisted of repurchases and settlements of conversions of Convertible Debentures of $256.3 million (including $0.5 million of transaction costs), repurchases of $197.3 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $18.3 million and payments of $2.1 million on the Term Loan and capital lease obligations, partially offset by proceeds of $50.9 million from exercises of stock options and net proceeds of $49.7 million from the Term Loan refinancing. Cash used in financing activities for the six months ended June 30, 2012 primarily consisted of repurchases of $11.5 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $10.0 million and payments of $3.7 million on the Term Loan and capital lease obligations, partially offset by proceeds of $15.8 million from exercises of stock options.
In April 2013, we refinanced our outstanding $461.8 million term loan due December 2016 and replaced an undrawn $80 million revolving credit facility expiring December 2014 with a new senior secured credit facility consisting of a $520 million Term Loan due April 2020 and an undrawn $100 million Revolver expiring April 2018. Interest and payments on the Term Loan and Revolver, if drawn, are as follows:
•Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at June 30, 2013, the effective interest rate was 2.70%.
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
During the six months ended June 30, 2013, we settled in cash $177.2 million principal amount of the $373.7 million outstanding principal amount of Convertible Debentures as of December 31, 2012 for $255.8 million as a result of our repurchases and conversions by holders of the Convertible Debentures. On July 3, 2013, we settled the remaining $196.5 million principal amount of the Convertible Debentures for approximately $296.9 million in cash as a result of conversions by holders of the Convertible Debentures. We also used $0.5 million in cash for transaction costs associated with the retirement of the Convertible Debentures.
As of June 30, 2013 and after giving effect to the retirement of the remaining outstanding Convertible Debentures on July 3, 2013, we had the following indebtedness outstanding or available:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
8% Senior Notes due 2018	$430,000	$34,400
Term Loan, Eurodollar rate + 2.5% due 2020 (1)	520,000	14,040
5 3/8% Senior Notes due 2022	480,000	25,800
Undrawn $100 million Revolver expires 2018 (2)	—	—

(1)	The aggregate annual estimated interest payments are based on the principal amount outstanding and the effective interest rate of 2.70% at June 30, 2013.

(2)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 1.75%-2.75% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375%-0.5% per annum.

tw telecom inc.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility, including our undrawn revolver, as of June 30, 2013 and after giving effect to the retirement of the remaining outstanding Convertible Debentures on July 3, 2013, which is not reflected on the condensed consolidated balance sheet as of June 30, 2013. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.[a]
("TWTC")
tw telecom holdings inc.
("TWTH")
100% owned by TWTC
- $480 million 5 ⅜% Senior Notes due 2022
- $430 million 8% Senior Notes due 2018
- $520 million Senior Secured Term Loan B[c] due 2020
- $100 million Revolver expiring in 2018 (undrawn)
tw telecom management co. llc[a,b]
100% owned by TWTH
Various tw telecom state LPs, LLCs and other entities[a,b]
100% owned by TWTH
Various tw telecom state LLCs[a,b]
100% owned by tw telecom management co. llc

a	TWTC and substantially all of these subsidiaries guarantee the 2018 and 2022 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c	The Term Loan matures in April 2020. The principal amount is reduced by quarterly principal payments.
Capital Expenditures and Requirements
Our total capital expenditures were $191.8 million for the six months ended June 30, 2013 compared to $159.9 million for the same period in 2012, with the majority of capital expenditures in each period for what we deem success-based opportunities that were linked to new installations and capacity requirements. Success-based spending generally consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. The increase in capital expenditures over the prior year period primarily resulted from higher success-based spending for building entries and network capacity as well as an increase in investments to support our new service development and other technology initiatives.
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
For the full year 2013, we expect total capital expenditures of approximately $370 million to $380 million (see “Capital Resources” below for discussion of anticipated funding sources). We expect the majority of this amount to be related to success-based opportunities and the balance to be primarily for investments in new service development, other technology initiatives and network expansion. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. We generally do not make long-term commitments for capital expenditures and have the ability to adjust our capital expenditures if our cash from operations is lower than anticipated or in response to a change in demand.

tw telecom inc.

Capital Resources
Based on current assumptions, we expect to generate sufficient cash from operations along with available cash on hand (including cash equivalents and investments) and borrowing capacity under our undrawn Revolver to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, if our assumptions prove incorrect or if there are other factors that negatively affect our cash position such as material unanticipated losses, a significant reduction in demand for our services, an acceleration of customer disconnections, or other adverse factors, or if we make acquisitions, enter into joint ventures or repurchase additional shares of our common stock, we may need to seek additional sources of funds through financing or other means. There is no assurance that other sources of financing on acceptable terms will be available in the future. Other risks, such as a rating downgrade on our debt or adverse debt market conditions, could further impact our potential access to or the cost of financing sources.
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

The Revolver, Term Loan, 2018 Notes and 2022 Notes limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The Revolver, Term Loan, 2018 Notes and 2022 Notes also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indenture for the 2018 Notes and 2022 Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the 2018 Notes, 2022 Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur as defined in the indenture for the 2018 Notes, 2022 Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. As of June 30, 2013, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate swap agreements or purchase or redeem our outstanding 2018 Notes or 2022 Notes for cash in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding 2018 Notes or 2022 Notes. Under the terms of our Revolver (as amended in April 2013), which is more restrictive than our Term Loan and the indenture for the 2018 Notes and 2022 Notes, we currently may repurchase a portion of our 2018 Notes or 2022 Notes if the sum of our cash and equivalents and availability under our Revolver is a minimum of $200 million after giving effect to the repurchase, we do not use the Revolver proceeds for this purpose and we meet certain other conditions.
In November 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, of which approximately $227.4 million was repurchased as of June 30, 2013. We repurchased an additional $72.6 million of our common stock subsequent to June 30, 2013 through August 6, 2013 for a total of $278.0 million repurchased year to date through August 6, 2013, completing the $300 million share repurchase program. On August 6, 2013, our Board of Directors authorized a new $500 million multi-year common stock repurchase program. This authorization does not have an expiration date, but can be withdrawn by the Board at any time. Our Revolver, as amended in April 2013, permits tw telecom inc.

repurchases of our common stock up to $250 million from April 17, 2013 to December 31, 2013, and thereafter $250 million annually in the aggregate if after the transaction the sum of our cash and cash equivalents and availability under our Revolver is a minimum of $200 million, we have not used that basket for other permissible purposes, including dividend payments, and we meet certain other conditions. Up to $100 million of this permitted amount that remains unused in any fiscal year may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is more restrictive than our other debt agreements. For the full year 2013, the Revolver covenants permitted a maximum amount of $331.5 million in share repurchases, of which $53.5 million remained unused as of August 6, 2013.
We may consider repurchasing additional shares of our common stock in public or private transactions or may consider paying dividends to the extent permitted by our debt covenants. We may also consider merger and acquisition opportunities that could impact our cash usage. Additionally, we may increase our leverage for these purposes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints. After giving pro forma effect to the common stock repurchases and settlement of the Convertible Debentures that occurred after June 30, 2013, cash, cash equivalents and short-term investments totaled $245 million. We generally expect to maintain approximately $300 million in cash, cash equivalents and short-term investments in order to provide ongoing liquidity and flexibility for other operating and strategic initiatives. The actual balance of cash, cash equivalents and short-term investments will depend on the timing of collections, disbursements, our business operations in general and any financing activities we may undertake and may fluctuate from quarter to quarter.
Risk Management. As of June 30, 2013, our cash, cash equivalents and short-term investments were held in financial institutions, prime money market mutual funds, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments. Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the increase in the principal amount of our Term Loan to $520 million, the extension of the maturity date for the Term Loan to April 2020 and retirement of the outstanding $373.7 million principal amount of our Convertible Debentures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2013 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

tw telecom inc.

Part II. Other Information
Item 1. Legal Proceedings
We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:
Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent us from using technology necessary to provide services or subject us to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on our business, financial condition or results of operations.
Some of our services use intellectual property that we have developed. Our network, services and back office also use equipment and software that we purchase or license from suppliers, which use their intellectual property. As is common in our industry, we and some of our suppliers have received, and may receive in the future, assertions and claims from third parties that the products or software that we or our suppliers use infringe on the patents or other intellectual property rights of these third parties. If technology that we use in the provision of our services were determined by a court to infringe a patent or other intellectual property right held by another party, we could be precluded from using that technology, be required to pay significant monetary damages or be required to pay significant royalties to such party to continue to use such technology in the future. We may have to incur substantial attorneys' fees and costs defending claims that may be asserted against us.
Any litigation to determine the validity of claims that our services, network or processes infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the effort and attention of our management and technical personnel. Regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. Although we generally seek to obtain indemnification agreements from vendors that provide us with technology, a claim of infringement may not be indemnified and we may not be able to recover all or any of our losses and costs under any available indemnity agreements. Further, if a claim involves technology that we developed, there may be no indemnification agreement that is applicable. A claim of infringement of intellectual property and proprietary rights of others that prevents us from using technology necessary to provide our services, or subjects us to expensive intellectual property litigation or monetary penalties, could have an adverse effect on our business, financial condition or results of operations.
We could repurchase shares of our common stock at price levels that could prove to be less advantageous than intended.
In November 2011, our Board of Directors authorized a share repurchase program, allowing us to repurchase up to $300 million of our common stock from time to time, using a variety of methods. As of August 6, 2013, we had completed the $300 million repurchase program at an average price per share of $26.84. On August 6, 2013, our Board of Directors authorized a new $500 million share repurchase program. Our new repurchase program does not have an expiration date, but can be withdrawn by our Board at any time. During 2013, we have been active in repurchasing shares of our common stock and may, depending on our capital allocation strategy, market conditions, and other factors, continue to repurchase shares of our common stock as we seek to return value to shareholders. The prices we pay for share repurchases are based on our best judgment of a variety of factors affecting valuation at the time of the repurchase, including, but not limited to, then current market conditions. However, market conditions and other factors outside of our control can change quickly, with the potential to cause the market price of our shares to decrease, possibly significantly. At any time we choose to repurchase our shares, there is a risk that the market price could decrease in the future. If the market price of our shares were to decrease below the average price that we paid to repurchase our shares during a particular period, it may appear in retrospect that the prices previously paid for our shares were disadvantageous, and the repurchases may prove to be a less efficient use of our capital than we originally anticipated.

tw telecom inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents our purchases of equity securities reportable during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2013	1,516,437	$26.38	1,516,437	$178,028,915
May 1 - May 31, 2013	1,455,561	28.17	1,455,561	137,028,936
June 1 - June 30, 2013	2,276,000	28.32	2,276,000	72,573,963
Total	5,247,998		5,247,998
_______________

(1).
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of June 30, 2013, approximately $72.6 million remained available under the authorization, which was repurchased subsequent to June 30, 2013 through August 6, 2013 completing the $300 million share repurchase program. On August 6, 2013, our Board of Directors authorized a new $500 million multi-year common stock repurchase program. This authorization does not have an expiration date, but can be withdrawn by our Board of Directors at any time.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: August 8, 2013	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

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

10.1 –	Amended and Restated Employment Agreement, dated June 18, 2013, between the Company and Tina Davis

10.2 –	Second Amended and Restated Change of Control Employment Agreement, dated June 18, 2013, between the Company and Tina Davis

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document

101.SCH –	XBRL Taxonomy Extension Schema Document

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.