Form 10-Q
period 2013-09-30
tw telecom inc.
filed 2013-11-06
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of October 31, 2013 was 144,065,951 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$411,337	$806,728
Investments	158,184	167,564
Receivables, less allowances of $6,899 and $7,067, respectively	103,690	99,703
Prepaid expenses and other current assets	25,199	19,164
Deferred income taxes	76,160	76,160
Total current assets	774,570	1,169,319
Property, plant and equipment	4,495,600	4,247,868
Less accumulated depreciation	(2,921,701)	(2,755,622)
	1,573,899	1,492,246
Deferred income taxes	81,718	101,885
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	13,056	17,578
Other assets, net	45,368	30,015
Total assets	$2,901,305	$3,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,681	$55,857
Deferred revenue	47,016	45,471
Accrued taxes, franchise and other fees	56,259	60,844
Accrued interest	27,480	20,343
Accrued payroll and benefits	48,554	45,727
Accrued carrier costs	16,330	30,765
Current portion debt and capital lease obligations, net	7,954	374,969
Other current liabilities	35,148	29,163
Total current liabilities	301,422	663,139
Long-term debt and capital lease obligations, net	1,822,817	1,384,242
Long-term deferred revenue	20,851	23,177
Other long-term liabilities	44,577	41,240
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 153,760 and 151,953 shares issued, respectively	1,538	1,520
Additional paid-in capital	1,695,102	1,843,126
Treasury stock, 9,297 and 556 shares, at cost, respectively	(261,359)	(10,979)
Accumulated deficit	(723,773)	(721,793)
Accumulated other comprehensive income	130	65
Total stockholders’ equity	711,638	1,111,939
Total liabilities and stockholders’ equity	$2,901,305	$3,223,737
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$215,876	$189,164	$627,592	$548,495
Voice services	93,913	91,052	279,348	271,681
Network services	76,100	81,261	233,450	249,074
Intercarrier compensation	7,301	7,457	23,492	23,112
Total revenue	393,190	368,934	1,163,882	1,092,362
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	164,254	156,195	489,467	458,374
Selling, general and administrative	103,438	83,341	293,438	254,011
Depreciation, amortization and accretion	78,566	70,726	228,613	209,589
Total costs and expenses	346,258	310,262	1,011,518	921,974
Operating income	46,932	58,672	152,364	170,388
Interest expense	(21,525)	(21,825)	(71,409)	(65,266)
Debt extinguishment costs	(38,915)	(77)	(39,314)	(77)
Interest income	98	84	548	281
Income (loss) before income taxes	(13,410)	36,854	42,189	105,326
Income tax expense (benefit)	(3,976)	15,885	21,132	45,706
Net income (loss)	$(9,434)	$20,969	$21,057	$59,620
Earnings (loss) per share:
Basic	$(0.07)	$0.14	$0.14	$0.40
Diluted	$(0.07)	$0.14	$0.14	$0.39
Weighted average shares outstanding:
Basic	142,920	147,973	146,351	147,481
Diluted	142,920	150,359	149,334	149,781

(a) Includes non-cash stock-based employee compensation expense (Note 6):

Operating	$528	$473	$1,656	$1,428
Selling, general and administrative	$12,475	$6,667	$29,223	$20,889

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(amounts in thousands)
Net income (loss)	$(9,434)	$20,969	$21,057	$59,620
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	85	105	65	45
Other comprehensive income, net of tax	85	105	65	45
Comprehensive income (loss)	$(9,349)	$21,074	$21,122	$59,665

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(amounts in thousands)
Cash flows from operating activities:
Net income	$21,057	$59,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	228,613	209,589
Deferred income taxes	20,103	44,306
Stock-based compensation expense	30,879	22,317
Loss on debt extinguishment	39,314	77
Amortization of discount on debt and deferred debt issue costs and other	9,107	18,697
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(8,737)	(10,231)
Accounts payable, deferred revenue and other liabilities	(9,870)	(24,591)
Net cash provided by operating activities	330,466	319,784
Cash flows from investing activities:
Capital expenditures	(285,059)	(241,049)
Purchases of investments	(207,209)	(139,740)
Proceeds from sale of investments	215,291	126,881
Other investing activities, net	(2,555)	4,529
Net cash used in investing activities	(279,532)	(249,379)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	59,729	20,097
Taxes paid related to net share settlement of equity awards	(20,830)	(9,962)
Purchases of treasury stock	(306,011)	(11,519)
Excess tax benefits from stock-based compensation	693	1,216
Proceeds from modification of debt, net of financing costs	49,684	—
Proceeds from issuance of debt, net of financing costs	766,155	—
Retirement of debt obligations	(991,978)	(101,518)
Payment of debt and capital lease obligations	(3,767)	(5,313)
Net cash used in financing activities	(446,325)	(106,999)
Decrease in cash and cash equivalents	(395,391)	(36,594)
Cash and cash equivalents at beginning of period	806,728	353,394
Cash and cash equivalents at end of period	$411,337	$316,800
Supplemental disclosures of cash flow information:
Cash paid for interest	$65,792	$53,859
Cash paid for income taxes, net of refunds	$4,529	$6,566
Cash paid for debt extinguishment costs	$32,662	$—
Addition of capital lease obligation	$8,789	$2,752
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2013
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2012	151,953	$1,520	(556)	$(10,979)	$1,843,126	$(721,793)	$65	$1,111,939
Net income	—	—	—	—	—	21,057	—	21,057
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	65	65
Reacquisition of the equity component of convertible debentures	—	—	—	—	(179,195)	—	—	(179,195)
Purchases of treasury stock	—	—	(11,244)	(312,006)	—	—	—	(312,006)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	1,309	13	2,286	58,885	(3,702)	(16,297)	—	38,899
Stock-based compensation	498	5	217	2,741	34,873	(6,740)	—	30,879
Balance at September 30, 2013	153,760	$1,538	(9,297)	$(261,359)	$1,695,102	$(723,773)	$130	$711,638
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
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income as of September 30, 2013 relates to the Company's investments that are classified as available-for-sale securities. The Company recognized no material changes in accumulated other comprehensive income for the three and nine months ended September 30, 2013. There were no significant items reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2013.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:

•
Data and Internet services include services that enable customers to connect their internal computer networks between locations and to access external networks, including Internet access and data transport at high speeds using Ethernet protocol, local and wide-area business Ethernet and IP VPN solutions. Data and Internet services also include a portfolio of managed services including the data and Internet components of converged services, which fully integrates a combination of certain communication applications including IP VPN, Internet, enterprise Session Initiation Protocol (SIP), security and managed router service into a single managed IP solution, and the data and Internet components of integrated services, which enable customers to purchase a full array of access options that include Internet services.

•
Voice services are traditional voice capabilities, including those provided as standalone and bundled services, long distance and toll free services. Voice services also include the voice components of converged and integrated services.

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
The Company’s customers include enterprise organizations in a wide variety of industry segments including, among others, the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data center providers, cloud services providers, public sector entities, system integrators and communications service providers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $20.5 million and $19.3 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $61.7 million and $58.8 million for the nine months ended September 30, 2013 and 2012, respectively.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 18% and 19% of the Company’s total revenue for the nine months ended September 30, 2013 and 2012, respectively. No customer accounted for 5% or more of total revenue for the nine months ended September 30, 2013 or 2012.
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
The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$(9,434)	$20,969	$21,057	$59,620
Allocation of net income to unvested restricted stock awards	—	(437)	(407)	(1,245)
Net income (loss) allocated to common stockholders, basic	$(9,434)	$20,532	$20,650	$58,375
Net income (loss) allocated to common stockholders, diluted	$(9,434)	$20,532	$20,650	$58,375
Denominator
Basic weighted average shares outstanding	142,920	147,973	146,351	147,481
Dilutive potential common shares:
Stock options	—	1,763	1,036	1,633
Unvested restricted stock	—	623	1,947	667
Diluted weighted average shares outstanding	142,920	150,359	149,334	149,781
Basic earnings (loss) per share	$(0.07)	$0.14	$0.14	$0.40
Diluted earnings (loss) per share	$(0.07)	$0.14	$0.14	$0.39

Options to purchase shares of the Company’s common stock and restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 5.3 million shares for the three months ended September 30, 2013. There were no anti-dilutive shares for the nine months ended September 30, 2013. Shares of common stock subject to issuance upon conversion of the Company’s 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”), options to purchase shares of the Company’s common stock and restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 23.2 million shares in each of the three and nine months ended September 30, 2012.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments
The Company’s investments at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(amounts in thousands)
Cash equivalents:
Prime money market mutual funds	$327,106	$425,165
U.S. Treasury money market mutual funds	49,532	262,967
Commercial paper	19,995	30,692
Certificates of deposit	9,400	8,000
Debt securities issued by U.S. Government agencies	—	4,999
Total cash equivalents	406,033	731,823
Investments:
Debt securities issued by the U.S. Treasury	72,693	89,870
Commercial paper	59,473	32,480
Debt securities issued by U.S. Government agencies	26,018	45,214
Total investments	158,184	167,564
Total cash equivalents and investments	$564,217	$899,387
At September 30, 2013 and December 31, 2012, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 5. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $90.3 million and $20.8 million during the three months ended September 30, 2013 and 2012, respectively, and $215.3 million and $126.9 million during the nine months ended September 30, 2013 and 2012, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three and nine months ended September 30, 2013 and 2012.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(amounts in thousands)
Term Loan B - extended tranche, due 2016	$—	$463,019
8% Senior Notes, due 2018	23,479	430,000
Term Loan B, due 2020	518,700	—
5 3/8% Senior Notes, due 2022 issued October 2012	480,000	480,000
5 3/8% Senior Notes, due 2022 issued August 2013	450,000	—
6 3/8% Senior Notes, due 2023	350,000	—
2 3/8% Convertible Senior Debentures, due 2026	—	373,743
Capital lease obligations	27,835	20,091
Total obligations	1,850,014	1,766,853
Unamortized discounts	(19,243)	(7,642)
Current portion	(7,954)	(374,969)
Total long-term debt and capital lease obligations	$1,822,817	$1,384,242

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2013, tw telecom inc. and its wholly-owned subsidiary, tw telecom holdings inc. ("Holdings"), were in compliance with all of their debt covenants.
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
•The Term Loan is a secured obligation, on a first lien basis, of Holdings. The Term Loan is guaranteed by the Company and Holdings' subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at September 30, 2013, the effective interest rate was 2.68%. In accordance with applicable accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt. The fees paid to the lenders of $4.6 million were added to the existing deferred debt issuance costs and will be amortized through the maturity date of the Term Loan.
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
In the three months ended June 30, 2013, the Company settled approximately $177.2 million principal amount of the Convertible Debentures for $255.8 million as a result of repurchases by the Company and conversions by holders of the Convertible Debentures. During the three months ended September 30, 2013, the remaining $196.5 million outstanding principal amount of the Convertible Debentures was settled for approximately $296.9 million as a result of conversions by holders of the Convertible Debentures in connection with the redemption, resulting in total settlements of repurchases and conversions of approximately $552.7 million for $373.7 million principal amount of the Convertible Debentures for the nine months ended September 30, 2013.
Debt Offering and Concurrent Cash Tender Offer
In August 2013, Holdings completed a private offering of $800 million Senior Notes, including $450 million principal amount of 5 3/8% Senior Notes due 2022 (the "2022 Mirror Notes") at an offering price of 96.250% of the principal amount and $350 million principal amount of 6 3/8% Senior Notes due 2023 (the "2023 Notes") at an offering price of 100% of the principal amount. The net proceeds from the offerings were used to fund Holdings' repurchase of a portion of its $430 million principal amount of 8% Senior Notes due March 2018 (the "2018 Notes") that were tendered in a concurrent cash tender offer (see discussion below) and for general corporate purposes.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The 2022 Mirror Notes have substantially the same terms and conditions as Holdings' outstanding $480 million principal amount of 5 3/8% Senior Notes due 2022 that were issued in October 2012 and are unsecured obligations of Holdings guaranteed by the Company and substantially all of Holdings' subsidiaries. Interest is payable semi-annually on April 1 and October 1, commencing on October 1, 2013. Interest accrued on the 2022 Mirror Notes from April 1, 2013, and the first interest payment on the 2022 Mirror Notes included accrued interest from April 1, 2013. Purchasers of the 2022 Mirror Notes paid pre-settlement interest of $9.7 million from April 1, 2013 to the settlement date (August 26, 2013). The 2022 Mirror Notes are redeemable in whole or in part, at Holdings' option, at any time prior to October 1, 2017 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium. The 2022 Mirror Notes are also redeemable in whole or in part, at the Company's option, at any time on or after October 1, 2017, 2018, 2019 and 2020 at redemption prices of 102.688%, 101.792%, 100.896% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. In addition, at any time prior to October 1, 2015, at Holdings' option, Holdings may redeem up to 35% of the aggregate principal amount of the 2022 Mirror Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 105.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. Offering costs of $9.8 million related to the 2022 Mirror Notes were deferred and will be amortized to interest expense over the term of the 2022 Mirror Notes.
The 2023 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings' subsidiaries. Interest is payable semi-annually on March 1 and September 1, commencing on March 1, 2014. The 2023 Notes are redeemable in whole or in part, at Holdings' option, at any time prior to September 1, 2018 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium. The 2023 Notes are also redeemable in whole or in part, at the Company's option, at any time on or after September 1, 2018, 2019, 2020 and 2021 at redemption prices of 103.188%, 102.125%, 101.063% and 100%, respectively, of the principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. In addition, at any time prior to September 1, 2016, at Holdings' option, it may redeem up to 35% of the aggregate principal amount of the 2023 Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 106.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any. Offering costs of $7.6 million related to the 2023 Notes were deferred and will be amortized to interest expense over the term of the 2023 Notes.
The Company has agreed to file an exchange offer registration statement or in certain circumstances, a shelf registration statement, within 180 days of issuance of the 2022 Mirror Notes and 2023 Notes on August 26, 2013 to enable the holders of the 2022 Mirror Notes and 2023 Notes to exchange the unregistered 2022 Mirror Notes and 2023 Notes for notes registered under the Securities Act of 1933 with substantially identical terms.
In the three months ended September 30, 2013, Holdings received and accepted tenders of approximately $406.5 million aggregate principal amount of the 2018 Notes for $438.7 million. The completion of this tender offer resulted in debt extinguishment costs of $38.9 million, comprised of premiums and fees associated with this tender offer of $32.2 million and write-offs of unamortized deferred debt issuance costs and issuance discount related to the 2018 Notes of $5.1 million and $1.6 million, respectively. Approximately $23.5 million principal amount of the 2018 Notes remained outstanding as of September 30, 2013.
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

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies using observable inputs in less active markets and are included as a component of cash and cash equivalents and investments in the condensed consolidated balance sheets. Level 2 liabilities that are measured, but not carried, at fair value on a recurring basis include the Company’s long-term debt. The Company’s long-term debt has not been listed on any securities exchange or quoted on an inter-dealer automated quotation system. The Company has estimated the fair value of its long-term debt based on indicative pricing published by certain investment banks or trading levels in its long-term debt.

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at September 30, 2013 and December 31, 2012.

The following table reflects assets and liabilities that are measured and carried at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Fair Value Measurements At September 30, 2013			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$327,106	$—	$—	$327,106
U.S. Treasury money market mutual funds	49,532	—	—	49,532
Commercial paper	—	19,995	—	19,995
Certificates of deposit	—	9,400	—	9,400
Investments included in cash and cash equivalents	$376,638	$29,395	$—	$406,033
Debt securities issued by the U.S. Treasury	—	72,693	—	72,693
Commercial paper	—	59,473	—	59,473
Debt securities issued by U.S. Government agencies	—	26,018	—	26,018
Short-term investments	$—	$158,184	$—	$158,184
Total assets	$376,638	$187,579	$—	$564,217

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements At December 31, 2012			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$425,165	$—	$—	$425,165
U.S. Treasury money market mutual funds	262,967	—	—	262,967
Commercial paper	—	30,692	—	30,692
Certificates of deposit	—	8,000	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999	—	4,999
Investments included in cash and cash equivalents	$688,132	$43,691	$—	$731,823
Debt securities issued by the U.S. Treasury	—	89,870	—	89,870
Debt securities issued by U.S. Government agencies	—	45,214	—	45,214
Commercial paper	—	32,480	—	32,480
Short-term investments	$—	$167,564	$—	$167,564
Total assets	$688,132	$211,255	$—	$899,387
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B - Extended tranche, due 2016	$—	$—	$463,019	$465,334
8% Senior Notes, net of discount	23,386	25,064	428,001	470,850
Term Loan B, net of discount	516,270	519,997	—	—
5 3/8% Senior Notes issued October 2012	480,000	460,800	480,000	505,200
5 3/8% Senior Notes, net of discount, issued August 2013	433,280	432,000	—	—
6 3/8% Senior Notes	350,000	352,625	—	—
2 3/8% Convertible Senior Debentures, net of discount	—	—	368,100	512,159
Total debt	$1,802,936	$1,790,486	$1,739,120	$1,953,543
6. Stock-Based Compensation
During the nine months ended September 30, 2013, the Company granted restricted stock awards and restricted stock units with respect to 1.4 million shares and no stock options. As of September 30, 2013, the Company had 4.0 million restricted stock awards and restricted stock units that were unvested and 1.3 million stock options outstanding, of which 1.1 million were exercisable.
As of September 30, 2013, there was $64.1 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years, and $0.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.4 years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Subsequent Event
On November 6, 2013, the Company announced an accelerated market expansion to increase its metropolitan fiber route miles by approximately 17% into five new markets and 27 existing markets. The Company is also expanding its regional fiber footprint in order to achieve greater network control and cost efficiency. To facilitate this expansion, the Company entered into long-term capital leases for fiber that the Company plans to light with its own electronics. The initial term of the leases is 20 years, with two ten-year renewals at the Company's option, and automatic renewals thereafter until terminated by either party. The Company expects to recognize a right-to-use asset and corresponding capital lease obligation of approximately $120 million in the three months ended December 31, 2013 representing the minimum commitment under the leases, which are expected to result in aggregate committed lease payments over the initial 20 year lease term of approximately $220 million.
9. Supplemental Guarantor Information
The 2018 Notes, 2022 Notes, 2022 Mirror Notes and 2023 Notes (collectively, the "Senior Notes") are unsecured obligations of Holdings ("Issuer") and are guaranteed by the Company (“Parent Guarantor”) and substantially all of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2013 and 2012, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,544	$386,793	$—	$—	$411,337
Investments	—	158,184	—	—	158,184
Receivables, net	—	—	103,690	—	103,690
Prepaid expenses and other current assets	—	16,743	8,456	—	25,199
Deferred income taxes	—	76,140	20	—	76,160
Intercompany receivable	1,013,498	1,391,938	—	(2,405,436)	—
Total current assets	1,038,042	2,029,798	112,166	(2,405,436)	774,570
Property, plant and equipment, net	—	65,106	1,508,793	—	1,573,899
Deferred income taxes	—	81,234	484	—	81,718
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	—	36,830	21,594	—	58,424
Total assets	$1,038,042	$2,212,968	$2,055,731	$(2,405,436)	$2,901,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$10,441	$52,240	$—	$62,681
Current portion debt and capital lease obligations	—	5,793	2,161	—	7,954
Other current liabilities	—	88,340	142,447	—	230,787
Intercompany payable	—	—	2,405,436	(2,405,436)	—
Total current liabilities	—	104,574	2,602,284	(2,405,436)	301,422
Losses in subsidiary in excess of investment	326,435	881,251	—	(1,207,686)	—
Long-term debt and capital lease obligations, net	—	1,797,736	25,081	—	1,822,817
Long-term deferred revenue	—	—	20,851	—	20,851
Other long-term liabilities	—	7,144	37,433	—	44,577
Stockholders’ equity (deficit)	711,607	(577,737)	(629,918)	1,207,686	711,638
Total liabilities and stockholders’ equity	$1,038,042	$2,212,968	$2,055,731	$(2,405,436)	$2,901,305

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$393,190	$—	$393,190
Costs and expenses:
Operating, selling, general and administrative	—	71,869	195,823	—	267,692
Depreciation, amortization and accretion	—	7,285	71,281	—	78,566
Corporate expense allocation	—	(79,154)	79,154	—	—
Total costs and expenses	—	—	346,258	—	346,258
Operating income	—	—	46,932	—	46,932
Interest expense, net	(12)	(18,231)	(3,184)	—	(21,427)
Debt extinguishment costs	—	(38,915)	—	—	(38,915)
Interest expense allocation	12	57,146	(57,158)	—	—
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	—	—	(13,410)	—	(13,410)
Income tax expense (benefit)	—	(4,187)	211	—	(3,976)
Net income (loss) before equity in undistributed earnings of subsidiaries	—	4,187	(13,621)	—	(9,434)
Equity in undistributed earnings (losses) of subsidiaries	(9,434)	(13,621)	—	23,055	—
Net income (loss)	$(9,434)	$(9,434)	$(13,621)	$23,055	$(9,434)

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$368,934	$—	$368,934
Costs and expenses:
Operating, selling, general and administrative	—	55,911	183,625	—	239,536
Depreciation, amortization and accretion	—	6,171	64,555	—	70,726
Corporate expense allocation	—	(62,082)	62,082	—	—
Total costs and expenses	—	—	310,262	—	310,262
Operating income	—	—	58,672	—	58,672
Interest expense, net	(7,903)	(12,213)	(1,625)	—	(21,741)
Debt extinguishment costs	—	(77)	—	—	(77)
Interest expense allocation	7,903	12,290	(20,193)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	36,854	—	36,854
Income tax expense	—	15,328	557	—	15,885
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(15,328)	36,297	—	20,969
Equity in undistributed earnings of subsidiaries	20,969	36,297	—	(57,266)	—
Net income	$20,969	$20,969	$36,297	$(57,266)	$20,969

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,163,882	$—	$1,163,882
Costs and expenses:
Operating, selling, general and administrative	—	203,843	579,062	—	782,905
Depreciation, amortization and accretion	—	20,571	208,042	—	228,613
Corporate expense allocation	—	(224,414)	224,414	—	—
Total costs and expenses	—	—	1,011,518	—	1,011,518
Operating income	—	—	152,364	—	152,364
Interest expense, net	(9,717)	(54,051)	(7,093)	—	(70,861)
Debt extinguishment costs	(327)	(38,987)	—	—	(39,314)
Interest expense allocation	10,044	93,038	(103,082)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	42,189	—	42,189
Income tax expense	—	20,102	1,030	—	21,132
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(20,102)	41,159	—	21,057
Equity in undistributed earnings of subsidiaries	21,057	41,159	—	(62,216)	—
Net income	$21,057	$21,057	$41,159	$(62,216)	$21,057

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine months ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,092,362	$—	$1,092,362
Costs and expenses:
Operating, selling, general and administrative	—	161,337	551,048	—	712,385
Depreciation, amortization and accretion	—	17,640	191,949	—	209,589
Corporate expense allocation	—	(178,977)	178,977	—	—
Total costs and expenses	—	—	921,974	—	921,974
Operating income	—	—	170,388	—	170,388
Interest expense, net	(23,370)	(36,300)	(5,315)	—	(64,985)
Debt extinguishment costs	—	(77)	—	—	(77)
Interest expense allocation	23,370	36,377	(59,747)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	105,326	—	105,326
Income tax expense	—	44,305	1,401	—	45,706
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(44,305)	103,925	—	59,620
Equity in undistributed earnings of subsidiaries	59,620	103,925	—	(163,545)	—
Net income	$59,620	$59,620	$103,925	$(163,545)	$59,620

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income (loss)	$(9,434)	$(9,434)	$(13,621)	$23,055	$(9,434)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	85	85	—	(85)	85
Other comprehensive income, net of tax	85	85	—	(85)	85
Comprehensive income (loss)	$(9,349)	$(9,349)	$(13,621)	$22,970	$(9,349)

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$20,969	$20,969	$36,297	$(57,266)	$20,969
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	105	105	—	(105)	105
Other comprehensive income, net of tax	105	105	—	(105)	105
Comprehensive income	$21,074	$21,074	$36,297	$(57,371)	$21,074

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine months ended September 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$21,057	$21,057	$41,159	$(62,216)	$21,057
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	65	65	—	(65)	65
Other comprehensive income, net of tax	65	65	—	(65)	65
Comprehensive income	$21,122	$21,122	$41,159	$(62,281)	$21,122

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine months ended September 30, 2012
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$59,620	$59,620	$103,925	$(163,545)	$59,620
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	45	45	—	(45)	45
Other comprehensive income, net of tax	45	45	—	(45)	45
Comprehensive income	$59,665	$59,665	$103,925	$(163,590)	$59,665

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$21,057	$21,057	$41,159	$(62,216)	$21,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	20,571	208,042	—	228,613
Deferred income taxes	—	20,103	—	—	20,103
Stock-based compensation expense	—	—	30,879	—	30,879
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	6,244	42,177	—	—	48,421
Intercompany and equity investment changes	795,294	(866,758)	9,248	62,216	—
Changes in operating assets and liabilities	(2,219)	20,864	(37,252)	—	(18,607)
Net cash provided by (used in) operating activities	820,376	(741,986)	252,076	—	330,466
Cash flows from investing activities:
Capital expenditures	—	(36,117)	(248,942)	—	(285,059)
Purchases of investments	—	(207,209)	—	—	(207,209)
Proceeds from sale of investments	—	215,291	—	—	215,291
Other investing activities, net	—	(328)	(2,227)	—	(2,555)
Net cash used in investing activities	—	(28,363)	(251,169)	—	(279,532)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	38,899	—	—	—	38,899
Purchases of treasury stock	(306,011)	—	—	—	(306,011)
Excess tax benefits from stock-based compensation	—	693	—	—	693
Proceeds from modification of debt, net of financing costs	—	49,684	—	—	49,684
Proceeds from issuance of debt, net of financing costs	—	766,155	—	—	766,155
Retirement of debt obligations	(553,264)	(438,714)	—	—	(991,978)
Payment of debt and capital lease obligations	—	(2,860)	(907)	—	(3,767)
Net cash (used in) provided by financing activities	(820,376)	374,958	(907)	—	(446,325)
Decrease in cash and cash equivalents	—	(395,391)	—	—	(395,391)
Cash and cash equivalents at beginning of period	24,544	782,184	—	—	806,728
Cash and cash equivalents at end of period	$24,544	$386,793	$—	$—	$411,337

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
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, capital expenditures, business trends, fluctuations, revenue mix, and revenue changes, Modified EBITDA and margin trends, the impact of regulatory changes, future tax benefits and expense, expense trends, growth initiatives, future liquidity and capital resources, product plans, share repurchases, debt retirement, future cash balances, growth or stability from particular customer segments, anticipated customer disconnections and customer and revenue churn, market expansion plans, expected network expansion and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in its subsequent Quarterly Reports on Form 10-Q and in this report. In addition, actual results may differ from our expectations due to, among other things, the timing of disconnections and service installations which may affect the extent to which those factors impact our results in a particular period, an acceleration of customer disconnections, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, economic downturns, which may adversely affect our revenue growth, net income or Modified EBITDA, delays in launching new products that our customers desire, growth initiatives and market expansions that may not result in the intended revenue growth acceleration, delays in connecting new leased fiber to our network, inability of fiber lessors to deliver all fiber contracted for, decreased demand for our products, industry consolidation and other industry conditions, significant increases or decreases in the market prices of our common stock, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs or other factors that may adversely affect the cost and availability of ILEC facilities or other facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include enterprise organizations in a wide variety of industry segments including, among others, the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data center providers, cloud services providers, public sector entities, system integrators and communications service providers, including ILECs, CLECs, wireless communications companies and cable companies.

tw telecom inc.

Through our subsidiaries, we serve 75 metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of September 30, 2013, our fiber network spanned nearly 30,000 route miles (including approximately 23,000 metropolitan route miles) connecting to 19,648 buildings served directly by our local fiber facilities including approximately 460 third party data centers across the country where customers deploy their own equipment or connect to cloud service providers. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers. Subsequent to September 30, 2013, we announced an accelerated market expansion to increase our metropolitan fiber route miles by nearly 17% into five new markets and 27 existing markets (see further discussion below under "Business Expansion").
Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed.
Business Strategy
Our objective is to be the leading national provider of high quality, business network solutions leveraging our integrated network, operational capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers, and increase stockholder value. The key elements of our business strategy include:

•
Focusing our service offerings on meeting our customers' complex and rapidly evolving needs, emphasizing business Ethernet and IP VPN services (which we refer to as strategic services), Internet-based services and converged service offerings and developing our advanced service capabilities, which we refer to as the "Intelligent Network". We launched the initial phase of the Intelligent Network, Enhanced Management, in June 2012 for IP VPN, converged and Ethernet services, and the second phase, Dynamic Capacity, which allows customers to manage or schedule bandwidth, in August 2012, and have added enhancements to those capabilities as described below;

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

•
Employing a capital allocation strategy that includes investments for near and long term growth in our business, maintenance of a strong balance sheet and returning value to stockholders through share repurchases or other means; and

•	Investing in our people to drive the execution of our strategies.
New Services & Enhancements
We launched the following new services and enhancements during the first nine months of 2013:

•
Alert-Driven Dynamic Capacity, which enhances our Dynamic Capacity offerings by allowing customers to automatically increase their bandwidth based on pre-set parameters and the capability to increase that bandwidth up to 10 Gigabits;

•	Enhanced Management Thresholds and Alerts that provides customers proactive notification of information regarding their networks based on customer-established parameters;

•	Advanced Session Initiation Protocol or "SIP" trunking services, a managed solution for customized large enterprise voice applications;

•	Distributed Denial of Service security offering that mitigates attacks on customers' Internet service and addresses unwanted traffic and data on their networks;

•
Both 40 and 100 Gigabit metro Ethernet service that provides a higher speed, fully managed large capacity service for larger and more complex customer networks and complements our existing 2.5 and 10 Gigabit Ethernet offerings;

tw telecom inc.

•	Advanced Technical Support services, which provide customers technical assistance with site readiness and the implementation of new services on the customer’s side of our service demarcation;

•	Multi-VPN Port, or MVP, which delivers multiple IP VPNs across a single Ethernet interface with speeds up to 10 Gbps, allowing customers to efficiently manage up to 250 IP VPN networks;

•	eLynk, a business Ethernet private line solution that enables our customers to connect efficiently and seamlessly to cloud providers through a single network interface for cloud applications; and

•
FlexVoice, which enables a customer to select either digital channels or analog lines across an IP access connection enabling several voice applications to be combined over a single access line configured based on the customer’s unique requirements.

We expect to launch additional new services in the remainder of 2013, including additions to our managed services portfolio.
Business Expansion
On November 6, 2013, we announced an accelerated market expansion to increase our metropolitan fiber route miles by approximately 17% into five new markets and 27 existing markets. As part of this expansion, we are also increasing our regional fiber footprint for greater capacity, increased network control and more cost effective connectivity. The new markets are Boston, Philadelphia, Chicago, Richmond and Salt Lake City. To facilitate this expansion, we entered into long-term capital leases for fiber that we plan to light with our own electronics. The initial term of the leases is 20 years, with two ten-year renewals at our option, and automatic annual renewals thereafter until termination by either party. We expect to recognize a right-to-use asset and corresponding capital lease obligation of approximately $120 million in the three months ended December 31, 2013 representing the minimum commitment under the leases which are expected to result in aggregate committed lease payments over the initial 20 year lease term of approximately $220 million.
Revenue Trends
Total Revenue
Our revenue has grown sequentially for the past 36 consecutive quarters through September 30, 2013, including throughout the various economic cycles. We expect our future revenue growth to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our advanced service capabilities will drive more demand for our existing Ethernet and VPN product suite and enhance our future data services revenue growth. Our national footprint and continuously evolving service capabilities enable us to serve customers with multi-point, multi-city locations. Our annual year-over-year revenue growth rate increased over each of the years ended December 31, 2010, 2011 and 2012 and was 5.1%, 7.4% and 7.6%, respectively. These higher year-over-year revenue growth rates were primarily due to increased demand, low revenue churn and an increase in certain taxes and fees that are reported on a gross versus net basis in revenue and expense. We also believe that our new and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to our growing revenue.
In 2012, our service installations increased year-over-year at a growth rate lower than our total overall revenue growth rate for 2012. Beginning in the three months ended March 31, 2012, we had lower quarterly year-over-year revenue growth rates, including 6.6% for the three months ended September 30, 2013, compared to 7.1% for the same period in 2012, and expect this trend to continue in the fourth quarter of 2013. We believe that increasing our rate of revenue growth will be dependent on higher sales and service installations to keep pace with the growing total base of revenue, retaining revenue from existing customers and a stronger economy. In 2013, we commenced several initiatives focused on increasing sales to capture growing market demand and share that we expect to contribute to an accelerating growth rate over the long term (see "Modified EBITDA Trends and Growth Initiatives" below).

tw telecom inc.

Revenue for data and Internet, network and the majority of our voice services is generally billed in advance on a monthly fixed-rate basis and recognized over the period the services are provided. Revenue for the majority of intercarrier compensation and certain components of voice services, such as certain components of long distance, is generally billed on a transactional basis in arrears based on a customer’s actual usage; therefore, we use estimates to recognize revenue in the period earned. Due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control, there is often a lag between the time that a sale, or “booking” (i.e., signed contract) is made, and the time revenue commences. Our installation intervals are generally longer for the more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between two weeks for single-site, less complex services to 6 to 12 months or longer for the more complex solutions.
Enterprise Customer Revenue
Revenue from enterprise customers has increased sequentially for the past 45 consecutive quarters through September 30, 2013 and increased 8.5% for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to increased installations of our data and Internet services such as business Ethernet and VPN and other services. Revenue from our enterprise customers represented 81% and 80% of our total revenue in the three and nine months ended September 30, 2013, respectively. We expect our future revenue growth to come primarily from enterprise customers, including our current customer base, largely due to our advanced network capabilities, expanding services portfolio and market expansion.
Carrier Customer Revenue
Our carrier revenue represented 17% and 18% of our total revenue in the three and nine months ended September 30, 2013, respectively. For the quarter ended September 30, 2013, carrier revenue decreased $0.5 million over the quarter ended September 30, 2012, primarily due to higher revenue churn (see "Revenue and Customer Churn" below) and repricing for other contract renewals in network services, largely offset by growth in Ethernet services.
Carrier revenue has been declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by higher installed sales of Ethernet services to carriers to serve their end users’ needs. Carrier revenue from wireless providers represented 27% and 28% of total carrier revenue for the three and nine months ended September 30, 2013, respectively. We expect that our expanded service offerings to our wholesale customers will continue to contribute to carrier revenue; however, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, network grooming and carrier consolidation that inhibits the growth rate of carrier revenue. We expect these impacts on our carrier revenue to continue and to fluctuate from quarter to quarter.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of our total revenue in each of the three and nine months ended September 30, 2013, and is expected to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions for terminating traffic and changes in the regulatory regime for intercarrier compensation. As required by a 2011 FCC order, we lowered the rates we charge other carriers, and further rate reductions will occur in July of each year through 2018. We expect a reduction of approximately $4.0 million in intercarrier compensation revenue in the year ended December 31, 2013 compared to 2012 as a result of the FCC order. Approximately three-fourths of the reduction has already occurred through the nine months ended September 30, 2013. We also expect that intercarrier compensation revenue will fluctuate based on variations from period to period in minutes of use originating and terminating on our network and fluctuations in carrier settlements.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and network grooming, business contractions, financial difficulties and consolidation, among other reasons. After higher churn beginning in late 2007 and continuing through 2009, revenue churn improved in the year ended December 31, 2010 to pre-recession levels of 1.0% of monthly revenue and further improved to 0.9% in each of the years ended December 31, 2011 and 2012 and for the nine months ended September 30, 2013. We believe that this improvement in revenue churn is a result of improved economic conditions as well as our service portfolio, measures we put in place to increase tw telecom inc.

revenue retention and our customer experience initiatives. Revenue churn of 1.0% in the three months ended September 30, 2013 was slightly higher than our recent trend as a result of service disconnections from one large carrier as it groomed its network. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for the years ended December 31, 2011 and 2012 and for each of the three and nine months ended September 30, 2013. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.8% and 0.9% for the three and nine months ended September 30, 2013, respectively, compared with 1.1%, 1.0% and 1.0% for the years ended December 31, 2010, 2011 and 2012, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
Pricing
We experience significant price competition from the ILECs, CLECs and cable companies across our service categories that impacts our revenue. We also believe that technology advancements over the years in the telecommunications industry have resulted in lower unit costs for some electronics and equipment that drives customer demand for higher bandwidth at the same or lower prices.
Service agreements in our industry typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing is frequently reduced to current market levels as a renewal incentive. The impact of those price reductions on our revenue may fluctuate from quarter to quarter. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the bandwidth of existing services, subject to applicable early termination charges, depending on their business needs. In some cases, the impact of re-pricing is mitigated by customers' purchase of additional bandwidth or services.
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
If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the price and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins may be pressured.
In addition, the FCC has granted ILEC requests for forbearance from regulation of certain Ethernet and OC-n high capacity services offered by the ILECs as special access, with the result that prices we would pay for those services are no longer price regulated and could increase. We are advocating reversal of these forbearance requests since a growing portion of the services we buy are Ethernet enabled and not subject to regulation. We also continue to pursue and implement commercial arrangements with the ILECs, other CLECs and cable companies for these services on acceptable terms and conditions.
In October 2013, AT&T gave notice of its intent to effectively increase its pricing for Time Division Multiplexed ("TDM") special access circuits by eliminating five and seven year term and volume plans that previously provided more favorable pricing than the three year plans that would still be available. We and certain other carriers impacted by this pricing increase are attempting to block this increase through advocacy efforts with the FCC. If the pricing increase becomes effective as proposed it could negatively affect our margins in the future as currently effective pricing plans expire.

tw telecom inc.

We have expanded our reach by implementing commercial arrangements and connections with the ILECs and cable companies for the provision of Ethernet services to deliver certain of our advanced services to end users in areas not directly served by our fiber networks. We also have commercial arrangements with carriers to provide access to our customers' locations in areas outside of our 75 markets. With growing demand for multi-location customer solutions, both within and outside our markets, we are provisioning services to more locations resulting in higher access costs.
Bad Debt Expense Trends
Due to the quality of our customer base, successful collection efforts, internal controls, bad debt recoveries and our revenue recognition policies, including recognition of contract termination charges upon cash receipt, our bad debt expense was less than 1% of our total revenue in each of the three and nine months ended September 30, 2013, comparable to the years ended December 31, 2012, 2011 and 2010. While we have historically been able to maintain low bad debt expense, we cannot assure that we will be able to maintain bad debt expense at this low level.
Modified EBITDA Trends and Growth Initiatives
We have implemented initiatives designed to expand our revenue growth, margins and cash flow that require both capital and operating investments. During the three years ended December 31, 2012, these operating investments included expansion of our sales and sales support staff as well as IT and technical personnel and contract labor to support our growing customer base and new service and technology investments to provide future capabilities that differentiate our services from the competition. Our capital spending investments during these periods consisted of incremental expenditures linked to increased sales, new service portfolio enhancements, including our expanded Ethernet service portfolio and our Intelligent Network capabilities, strategic market expansion through fiber purchases to extend our network reach and corporate and IT initiatives that support the evolution of our services, enable our customer experience and drive increased scale and efficiency. We believe that these initiatives resulted in expansion of our revenue growth, margins and cash flows during the three years ended December 31, 2012.
Modified EBITDA (see Note 2 to the table under “Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012--Operating Income and Net Income (Loss)” for a definition of Modified EBITDA) grew 6.2%, 7.4% and 8.6% in the years ended December 31, 2010, 2011 and 2012, respectively, each compared to the prior year, and further grew 1.4% and 2.4% in the three and nine months ended September 30, 2013, respectively, compared to the same period last year. Modified EBITDA margin was 36.4%, 36.4% and 36.8% for the years ended December 31, 2010, 2011 and 2012, respectively. These margins reflected the absorption of increased costs for network access due to higher prices and greater reach and costs associated with further expansion of our sales and support staff and IT and technical personnel and were impacted by the dilutive effect of certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the condensed consolidated financial statements).
The initiatives that we are implementing in 2013 are expected to reverse the recent trend of lower quarterly year-over-year revenue growth rates over the longer term and include further increasing investments in our sales and support staff to expand our market penetration. We believe that increasing our sales and support staff to leverage our service offerings and support our increasingly complex solutions will enable us to attract new customers, sell more services to existing customers and retain customers. We are also making capital investments in support of our growth initiatives including new service development, automation and strategic network expansions to reach more customers. In connection with our recently announced business expansion (see "Business Expansion" above), in 2014 we plan to add additional sales, support and other operational personnel to support this plan.
In the three and nine months ended September 30, 2013, our Modified EBITDA margin was 35.2% and 35.4%, respectively, and was impacted by costs associated with our growth initiatives, which resulted in the majority of the decline in Modified EBITDA margin for this period as compared to the same period last year. We expect that the higher investments and expense associated with the growth initiatives and market expansion discussed above will continue to pressure our Modified EBITDA margin and cash flow in the near term until we can achieve higher service installations and an expansion in our rate of revenue growth that we expect will absorb these higher costs. While these initiatives and market expansion are designed to increase sales in the longer term to enable us to accelerate our future revenue growth rate, we cannot assure that these and other initiatives will be sufficient to achieve our objectives of increased revenue growth, margins and cash flow or the timing of such anticipated benefits.

tw telecom inc.

We believe that future margin expansion will come from higher service installations, further leveraging our on-network facilities and increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions and other network expansions. Our continued cost efficiency efforts are also intended to contribute to our overall margins. We believe that our recently announced expansions within our existing markets give us an opportunity to accelerate the increase of network density in many of our current markets which, if successful, we expect to lead to margin improvement and stronger cash flow generation over time.
The expected reductions in intercarrier compensation revenue discussed above under "Revenue Trends" are also expected to pressure our margins because of the relatively high margins associated with that revenue. Our revenue and margins may also be impacted by, among other risks, economic fluctuations, competitive pressures, higher special access costs including from growth in multi-location customer solutions driven by demand, fuel and energy costs, fluctuations in certain taxes and fees and any future inflationary pressures.
Seasonality and Fluctuations
We continue to expect business fluctuations to impact sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality, of sales and service installations, usage, rate changes, disputes, settlements, repricing for contract renewals and fluctuations in revenue churn, especially from carrier customers, expenses, capital expenditures and certain taxes and fees. Historically, our expense in the first quarter has been impacted by the resetting of payroll taxes in the new year. Our past experience with quarterly fluctuations may not necessarily be indicative of future results.
Because we generally do not recognize revenue subject to billing disputes until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect our revenue in a particular quarter. The timing of disconnections may also impact our results in a particular quarter, with disconnections early in the quarter generally having a greater impact. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in certain taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may impact our margins and other financial results.
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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue

Revenue by line of business was as follows (amounts in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue (1):
Data and Internet services	$215,876	$189,164	$26,712	14.1%
Voice services	93,913	91,052	2,861	3.1%
Network services	76,100	81,261	(5,161)	(6.4)%
Intercarrier compensation	7,301	7,457	(156)	(2.1)%
Total revenue	$393,190	$368,934	$24,256	6.6%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $20.5 million and $19.3 tw telecom inc.

million for the three months ended September 30, 2013 and 2012, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, comprised 55.5% of data and Internet services revenue for the three months ended September 30, 2013 compared to 53.6% for the three months ended September 30, 2012, representing 18.4% period over period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and growth in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended September 30, 2013 and 2012.
Network services revenue decreased primarily due to revenue churn including service disconnections from one large carrier and re-pricing of renewed customer contracts at lower rates, somewhat offset by growth in high capacity and collocation services.
Intercarrier compensation revenue decreased primarily as a result of the impact of an FCC-mandated rate reduction in July 2013, which was somewhat offset by an increase in minutes of use originating and terminating on our network.

Costs and Expenses
The major components of costs and expenses were as follows (amounts in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$164,254	$156,195	$8,059	5.2%
Operating expenses as percentage of total revenue	41.8%	42.3%
Selling, general and administrative (1)	103,438	83,341	20,097	24.1%
Selling, general and administrative expenses as percentage of total revenue	26.3%	22.6%
Depreciation, amortization and accretion	78,566	70,726	7,840	11.1%
Total costs and expenses	$346,258	$310,262	$35,996	11.6%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$528	$473	$55	11.6%
Selling, general and administrative	$12,475	$6,667	$5,808	87.1%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, which enhances our ability to minimize and control access costs, which are the costs to purchase network services from other carriers. The increase in operating expenses primarily related to higher network access costs largely as a result of revenue growth, and an increase in employees and related costs, net of capitalized expenses, and network maintenance costs associated both with revenue growth and our growth initiatives (as discussed under "Modified EBITDA Trends and Growth Initiatives"), partially offset by franchise fee settlements.

tw telecom inc.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase in these expenses primarily related to higher employee-related costs resulting from incentive-based compensation due to expansion of our indirect sales channel, expansion of our sales and sales support personnel associated both with revenue growth and our growth initiatives, non-cash stock-based compensation expense and annual merit-based salary increases and an increase in administrative expenses. For the three months ended September 30, 2013, selling, general and administrative expense included compensation expense of $5.3 million associated with executive retirement, of which $4.3 million is non-cash stock-based compensation expense resulting from accelerated vesting of outstanding equity awards.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2012 and 2013 net of the impact of fully depreciated assets.

Operating Income and Net Income (Loss)
The following table provides the components from operating income to net income (loss) for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Operating income	$46,932	$58,672	$(11,740)	(20.0)%
Interest expense	(21,525)	(21,825)	(300)	(1.4)%
Debt extinguishment costs	(38,915)	(77)	38,838	NM
Interest income	98	84	14	16.7%
Income (loss) before income taxes	(13,410)	36,854	(50,264)	(136.4)%
Income tax expense (benefit)	(3,976)	15,885	(19,861)	(125.0)%
Net income (loss)	$(9,434)	$20,969	$(30,403)	(145.0)%
Basic income (loss) per common share	$(0.07)	$0.14	(0.21)	(150.0)%
Diluted income (loss) per common share	$(0.07)	$0.14	(0.21)	(150.0)%
Modified EBITDA (1)(2)	$138,501	$136,538	$1,963	1.4%
Modified EBITDA margin (1)(2)(3)	35.2%	37.0%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based employee compensation expense. Not all of the aforementioned items occur in each reporting period, but have been included in the definition based on historical activity. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors, and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization, and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our Revolver and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our senior notes differs, but not materially, from the definition of Modified EBITDA used in this table. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies. The reconciliation between Modified EBITDA and net income (loss), which is the most comparable GAAP measure for operating performance, is as follows (amounts in thousands):

tw telecom inc.

	Three Months Ended September 30,
	2013	2012
Net income (loss)	(9,434)	20,969
Income tax expense (benefit)	(3,976)	15,885
Interest income	(98)	(84)
Interest expense	21,525	21,825
Debt extinguishment costs	38,915	77
Depreciation, amortization and accretion	78,566	70,726
Non-cash stock-based compensation	13,003	7,140
Modified EBITDA	$138,501	$136,538

The reconciliation between Modified EBITDA and net cash provided by operations, which is the most comparable GAAP measure for liquidity, is as follows (amounts in thousands):

	Three Months Ended September 30,
	2013	2012
Net cash provided by operations	123,906	111,185
Income tax expense (benefit)	(3,976)	15,885
Deferred income taxes	4,186	(15,329)
Interest income	(98)	(84)
Interest expense	21,525	21,825
Discount on debt, amortization of deferred debt issue costs and other	(1,257)	(6,330)
Changes in operating assets and liabilities	(5,785)	9,386
Modified EBITDA	$138,501	$136,538

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. Interest expense was largely unchanged. Decreases in interest expense related to the discount on the Convertible Debentures becoming fully accreted in the first quarter of 2013, retirement of the Convertible Debentures, the repurchase of $406.5 million principal amount of the 2018 Notes (the "2018 Notes Tender") and the impact of the rate decrease on the Term Loan in connection with the 2013 refinancing were offset by interest attributable to the 2022 Notes issued in October 2012 and the 2022 Mirror Notes and 2023 Notes issued in August 2013. We expect our annual interest expense for 2014 to be approximately $95 million (based on the interest rate in effect as of September 30, 2013 and long-term debt as of such date) as a result of the August 2013 issuance of the 2022 Mirror Notes and 2023 Notes, net of the impact of the Amendment and Restatement of our Term Loan and the retirement of the Convertible Debentures and 2018 Notes (see "Liquidity and Capital Resources"). Subsequent to September 30, 2013, we entered into capital lease agreements (see "Business Expansion" above), which we expect will result in approximately $7 million in additional interest expense in 2014.
Debt Extinguishment Costs. Debt extinguishment costs for the three months ended September 30, 2013 resulted from the 2018 Notes Tender and consisted of cash paid for call premiums and fees of $32.2 million and non-cash write-offs of unamortized deferred debt issuance costs and issuance discount of $5.1 million and $1.6 million, respectively. The costs for the same period in 2012 represented the non-cash write-off of deferred debt issuance costs related to the extinguishment of the Term Loan B due January 2013.
Income (Loss) before Income Taxes. The decrease in income before income taxes resulted primarily from debt extinguishment costs incurred in connection with the 2018 Notes Tender, higher depreciation, amortization and accretion expense and non-cash stock-based compensation expense, partially offset by higher Modified EBITDA as discussed below.
Income Tax Expense (Benefit). The decrease in income tax expense resulted from lower income before income taxes as well as a decrease in our effective tax rate as a result of the loss before income taxes largely due to debt extinguishment costs incurred in connection with the 2018 Notes Tender. Our effective tax rate in the year ended December 31, 2012 was 43%. We expect our effective tax rate for the year ended December 31, 2013 to be in the high forties as a result of lower income before income taxes in connection with the 2018 Notes Tender.

tw telecom inc.

Net Income (Loss) and Modified EBITDA. The net loss in the three months ended September 30, 2013 resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. Included in the net loss (after giving effect to income tax expense) were $0.19 per share of cash and non-cash debt extinguishment costs and compensation expense associated with executive retirement. The increase in Modified EBITDA was primarily the result of revenue growth that was largely offset by costs associated both with revenue growth and our growth initiatives, including increased network maintenance costs and employee-related expenses. The majority of the decline in Modified EBITDA margin in the three months ended September 30, 2013 compared to the same period in the prior year is attributable to employee and other costs associated with our growth initiatives with the remainder the result of higher access costs from growth in demand for multi-location customer solutions, both within and outside of our markets. We would expect margin expansion driven by cost efficiencies once growth in revenue absorbs the increased costs associated with the growth initiatives. For the three months ended September 30, 2013 and 2012, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt, and we expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements, together with cash, cash equivalents and investments, and borrowing capacity under our existing Revolver. See Note 2 to the table under “Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012--Operating Income and Net Income (Loss)” for a definition of Modified EBITDA and reconciliations of Modified EBITDA to net income (loss), which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue

Revenue by line of business was as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue (1):
Data and Internet services	$627,592	$548,495	$79,097	14.4%
Voice services	279,348	271,681	7,667	2.8%
Network services	233,450	249,074	(15,624)	(6.3)%
Intercarrier compensation	23,492	23,112	380	1.6%
Total revenue	$1,163,882	$1,092,362	$71,520	6.5%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $61.7 million and $58.8 million for the nine months ended September 30, 2013 and 2012, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, represented 55.0% of data and Internet services revenue for the nine months ended September 30, 2013 compared to 52.9% for the nine months ended September 30, 2012, representing 19.0% period over period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the nine months ended September 30, 2013 and 2012.
Network services revenue decreased primarily due to revenue churn and re-pricing of renewed customer contracts at lower rates, somewhat offset by growth in high capacity and collocation services.

tw telecom inc.

Intercarrier compensation revenue grew slightly, primarily as a result of dispute settlements and an increase in minutes of use originating and terminating on our network that offset the impact of the FCC-mandated rate reductions in July 2012 and 2013.

Costs and Expenses

The major components of costs and expenses were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$489,467	$458,374	$31,093	6.8%
Operating expenses as percentage of total revenue	42.1%	42.0%
Selling, general and administrative (1)	293,438	254,011	39,427	15.5%
Selling, general and administrative expenses as percentage of total revenue	25.2%	23.3%
Depreciation, amortization and accretion	228,613	209,589	19,024	9.1%
Total costs and expenses	$1,011,518	$921,974	$89,544	9.7%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$1,656	$1,428	$228	16.0%
Selling, general and administrative	$29,223	$20,889	$8,334	39.9%

Operating Expenses. The increase in operating expenses largely related to higher network access costs primarily as a result of revenue growth, higher network maintenance and an increase in employees and related costs associated both with revenue growth and our growth initiatives and an increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense.
Selling, General and Administrative Expenses. The increase in these expenses primarily related to higher employee costs resulting from incentive-based compensation due to expansion of our indirect sales channel and increased customer installations of service, expansion of our sales and sales support personnel and IT personnel associated both with revenue growth and our growth initiatives, higher non-cash stock-based compensation expense, annual merit-based salary increases and other administrative costs. For the nine months ended September 30, 2013, selling, general and administrative expense included compensation expense of $5.3 million associated with executive retirement, of which $4.3 million is non-cash stock-based compensation expense resulting from accelerated vesting of outstanding equity awards.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2012 and 2013 net of the impact of fully depreciated assets.

tw telecom inc.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Operating income	$152,364	$170,388	$(18,024)	(10.6)%
Interest expense	(71,409)	(65,266)	6,143	9.4%
Debt extinguishment costs	(39,314)	(77)	39,237	NM
Interest income	548	281	267	95.0%
Income before income taxes	42,189	105,326	(63,137)	(59.9)%
Income tax expense	21,132	45,706	(24,574)	(53.8)%
Net income	$21,057	$59,620	$(38,563)	(64.7)%
Basic income per common share	$0.14	$0.40	(0.26)	(65.0)%
Diluted income per common share	$0.14	$0.39	(0.25)	(64.1)%
Modified EBITDA (1)(2)	$411,856	$402,294	$9,562	2.4%
Modified EBITDA margin (1)(2)(3)	35.4%	36.8%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 2 above under "Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012--Operating Income and Net Income (Loss)" for a definition of Modified EBITDA. The reconciliation between Modified EBITDA and net income, which is the most comparable GAAP measure for operating performance, is as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Net income	$21,057	$59,620
Income tax expense	21,132	45,706
Interest income	(548)	(281)
Interest expense	71,409	65,266
Debt extinguishment costs	39,314	77
Depreciation, amortization and accretion	228,613	209,589
Non-cash stock-based compensation	30,879	22,317
Modified EBITDA	$411,856	$402,294

The reconciliation between Modified EBITDA and net cash provided by operations, which is the most comparable GAAP measure for liquidity, is as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operations	330,466	319,784
Income tax expense	21,132	45,706
Deferred income taxes	(20,103)	(44,306)
Interest income	(548)	(281)
Interest expense	71,409	65,266
Discount on debt, amortization of deferred debt issue costs and other	(9,107)	(18,697)
Changes in operating assets and liabilities	18,607	34,822
Modified EBITDA	$411,856	$402,294

tw telecom inc.

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense primarily related to the issuance of the 2022 Notes in October 2012 and the issuance of the 2022 Mirror Notes and 2023 Notes in August 2013, partially offset by the discount on the Convertible Debentures becoming fully accreted in the first quarter of 2013, retirement of the Convertible Debentures, the 2018 Notes Tender, a lower average balance on the Term Loan and the impact of the rate decrease on the Term Loan in connection with the 2013 refinancing.
Debt Extinguishment Costs. Debt extinguishment costs for the nine months ended September 30, 2013 resulted primarily from the 2018 Notes Tender, consisting of cash paid for call premiums and fees of $32.2 million, non-cash write-offs of unamortized deferred debt issuance costs and issuance discounts of $5.1 million and $1.6 million respectively, as well as transaction costs paid on repurchases of our Convertible Debentures. The costs for the same period in 2012 represent the non-cash write-off of deferred debt issuance costs related to the extinguishment of the Term Loan B due January 2013.
Income before Income Taxes. The decrease in income before income taxes resulted primarily from debt extinguishment costs incurred in connection with the 2018 Notes Tender, higher depreciation, amortization and accretion expense, interest expense and non-cash stock-based compensation expense, partially offset by higher Modified EBITDA as discussed below.
Income Tax Expense. The decrease in income tax expense resulted from lower income before income taxes, partially offset by discrete items related to stock-based compensation. Our effective tax rate in the year ended December 31, 2012 was 43%. We expect our effective tax rate for the year ended December 31, 2013 to be in the high forties primarily as a result of lower income before income taxes in connection with the 2018 Notes Tender.
Net Income and Modified EBITDA. The decrease in net income resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. Included in net income (after giving effect to income tax expense) were $0.18 per share of cash and non-cash debt extinguishment costs and compensation expense associated with executive retirement. The increase in Modified EBITDA was primarily the result of revenue growth that was somewhat offset by costs associated with both revenue growth and our growth initiatives as discussed above. The majority of the decline in Modified EBITDA margin in the nine months ended September 30, 2013 compared to the same period in the prior year is attributable to employee and other costs associated with our growth initiatives with the remainder the result of higher access costs from growth in demand for multi-location customer solutions, both within and outside of our markets. We would expect margin expansion driven by cost efficiencies once growth in revenue absorbs the increased costs. For the nine months ended September 30, 2013 and 2012, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt. See Note 2 to the table under “Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012--Operating Income and Net Income (Loss)” for a definition of Modified EBITDA. See Note 2 to the table under "Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012--Operating Income and Net Income" for reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.
Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of business network solutions offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used these funds and cash flows from operations to service or repay our debt obligations, make capital expenditures to expand our network, repurchase our common stock and fund acquisitions.
On July 3, 2013, we completed the redemption of the Convertible Debentures, resulting in a total use of cash for the nine months ended September 30, 2013 of $553.2 million, including $0.5 million of transaction costs, to settle $373.7 million principal amount of the Convertible Debentures. Additionally, we used $306.0 million of cash as of September 30, 2013 to repurchase our common stock under the $300 million repurchase program that our Board of Directors authorized in November 2011, which was completed as of August 6, 2013, and under the new $500 million multi-year common stock repurchase program that our Board of Directors authorized on August 6, 2013 (see "Possible Future Uses of Cash" below). On August 26, 2013, we completed a private offering of $800 million of Senior Notes (see "Cash Flow Activity-- Financing" below). The net proceeds from these offerings were used to fund the 2018 Notes Tender for $438.7 million, including $32.2 million in tender premium and fees, and for general corporate purposes.

tw telecom inc.

At September 30, 2013, we had approximately $1.8 billion of total debt and capital lease obligations and $569.5 million of cash, cash equivalents and short-term investments compared to approximately $1.8 billion of total debt and capital lease obligations and $974.3 million of cash, cash equivalents and short-term investments at December 31, 2012. Net debt (defined as total debt and capital lease obligations less cash, cash equivalents and short-term investments) increased $476.3 million from December 31, 2012 to September 30, 2013 primarily due to repurchases of our common stock, capital expenditures, reacquisition of the equity component of the Convertible Debentures upon retirement, issuance of the 2022 Mirror Notes and 2023 Notes, the 2018 Notes Tender, the net impact of the Term Loan refinancing and capital lease additions, partially offset by cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from employee stock option exercises.
Working capital, defined as current assets less current liabilities, was $473.1 million as of September 30, 2013, a decrease of $33.0 million from December 31, 2012. The decrease in working capital is primarily a result of the 2018 Notes Tender, repurchases of our common stock, capital spending and the reacquisition of the equity component of the Convertible Debentures upon retirement, somewhat offset by net proceeds from the issuance of the 2022 Mirror Notes and 2023 Notes, cash provided by operations, net proceeds from the Term Loan refinancing and net proceeds from employee stock option exercises. Our working capital ratio, defined as current assets divided by current liabilities, was 2.57 as of September 30, 2013 compared to 1.76 as of December 31, 2012.
Cash Flow Activity
Cash and cash equivalents were $411.3 million and $316.8 million as of September 30, 2013 and 2012, respectively. In addition, we had investments of $158.2 million and $142.6 million as of September 30, 2013 and 2012, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Nine Months Ended September 30,
	2013	2012
	(amounts in thousands)
Cash provided by operating activities	$330,466	$319,784
Cash used in investing activities	(279,532)	(249,379)
Cash used in financing activities	(446,325)	(106,999)
Decrease in cash and cash equivalents	$(395,391)	$(36,594)
Operations. The increase in cash provided by operating activities in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily resulted from higher Modified EBITDA and timing of interest payments, somewhat offset by changes in working capital, which were largely due to the timing of payments to vendors and collection of receivables.
Investing. The change in cash used in investing activities in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily a result of higher capital expenditures in 2013, somewhat offset by the net decrease in cash used for the purchase and sale of investments in 2013. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the nine months ended September 30, 2013 was $285.1 million, the majority of which was for success-based spending (see "Capital Expenditures and Requirements" below) compared to $241.0 million for the nine months ended September 30, 2012.
Financing. Cash used in financing activities for the nine months ended September 30, 2013 primarily consisted of repurchases and settlements of conversions of Convertible Debentures of $553.2 million, $438.7 million for the 2018 Notes Tender (including $32.2 million of tender premium and fees), repurchases of $306.0 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $20.8 million and payments of $3.8 million on the Term Loan and capital lease obligations, partially offset by net proceeds of $766.2 million from the issuance of the 2022 Mirror Notes and the 2023 Notes, proceeds of $59.7 million from exercises of stock options and net proceeds of $49.7 million from the Term Loan refinancing. Cash used in financing activities for the nine months ended September 30, 2012 primarily consisted of the $101.5 million prepayment of the 2013 tranche of the Term Loan, repurchases of $11.5 million of our common stock, withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $10.0 million and payments of $5.3 million on the Term Loan and capital lease obligations, partially offset by proceeds of $20.1 million from exercises of stock options.

tw telecom inc.

In April 2013, we refinanced our outstanding $461.8 million Term Loan due December 2016 and replaced an undrawn $80 million revolving credit facility expiring December 2014 with a new senior secured credit facility consisting of a $520 million Term Loan due April 2020 and an undrawn $100 million Revolver expiring April 2018. Interest and payments on the Term Loan and Revolver, if drawn, are as follows:
•Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at September 30, 2013, the effective interest rate was 2.68%.
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
During the nine months ended September 30, 2013, we cash settled the $373.7 million outstanding principal amount of Convertible Debentures as of December 31, 2012 for $552.7 million as a result of our repurchases and conversions by holders of the Convertible Debentures. We also used $0.5 million in cash for transaction costs associated with the retirement of the Convertible Debentures.
In August 2013, we completed a private offering of $800 million of Senior Notes, including the 2022 Mirror Notes at an offering price of 96.250% of the principal amount and the 2023 Notes at an offering price of 100% of the principal amount. The net proceeds from the offering were used to fund the repurchase of $406.5 million principal amount of the 2018 Notes for $438.7 million and for general corporate purposes. Approximately $23.5 million principal amount of the 2018 Notes remained outstanding as of September 30, 2013. For a description of the significant terms of the 2022 Mirror Notes and 2023 Notes, see Note 4 to the condensed consolidated financial statements.
As of September 30, 2013 we had the following indebtedness outstanding or available:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
8% Senior Notes due 2018	$23,479	$1,878
Term Loan, Eurodollar rate + 2.5% due 2020 (1)	518,700	13,901
5 3/8% Senior Notes due 2022 issued October 2012	480,000	25,800
5 3/8% Senior Notes due 2022 issued August 2013	450,000	24,188
6 3/8% Senior Notes due 2023	350,000	22,313
Undrawn $100 million Revolver expires 2018 (2)	—	—

(1)	The aggregate annual estimated interest payments are based on the principal amount outstanding and the effective interest rate of 2.68% at September 30, 2013.

(2)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 1.75%-2.75% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375%-0.5% per annum.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility, including our undrawn revolver, as of September 30, 2013. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.

tw telecom inc.[a]
("TWTC")
tw telecom holdings inc.
("TWTH")
100% owned by TWTC
- $23.5 million 8% Senior Notes due 2018
- $518.7 million Senior Secured Term Loan B[c] due 2020
- $480 million 5 ⅜% Senior Notes due 2022
- $450 million 5 ⅜% Senior Notes due 2022
- $350 million 6 ⅜% Senior Notes due 2023
- $100 million Revolver expiring in 2018 (undrawn)
tw telecom management co. llc[a,b]
100% owned by TWTH
Various tw telecom state LPs, LLCs and other entities[a,b]
100% owned by TWTH
Various tw telecom state LLCs[a,b]
100% owned by tw telecom management co. llc

a	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes, 2022 Notes, 2022 Mirror Notes and 2023 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c	The Term Loan matures in April 2020. The principal amount is reduced by quarterly principal payments.
Capital Expenditures and Requirements
Our total capital expenditures were $293.8 million for the nine months ended September 30, 2013 compared to $243.8 million for the same period in 2012, with the majority of capital expenditures in each period for what we deem success-based opportunities that were linked to new installations and related network capacity increases. Success-based spending generally consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. The increase in capital expenditures over the prior year period primarily resulted from higher success-based spending for building entries and network capacity as well as an increase in investments to support our growth initiatives including new service development, automation and strategic network expansions to extend our reach.
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
For the full year 2013, we expect total capital expenditures of approximately $380 million (see “Capital Resources” below for discussion of anticipated funding sources), prior to the capital expenditure impacts of the market expansion (see "Business Expansion" above), with the majority of this amount to be related to success-based opportunities. Included in our expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather. Additionally, we expect approximately $120 million in capital expenditures in the fourth quarter of 2013 related to capital leases for fiber assets to support our market expansion that will be paid over the initial 20 year lease term. Related to this expansion we expect to invest approximately $50 million in capital expenditures in 2014 to rapidly integrate and connect our market expansion into our national network and operational infrastructure. We expect to fund the market expansion investments using cash on hand and cash flow from operating activities.

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

The Revolver, Term Loan and Senior Notes (the "Revolver and Long-Term Debt Obligations") limit our ability to declare cash dividends, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The agreements governing the Revolver and Long-Term Debt Obligations also include cross default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indenture for the Senior Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the Senior Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur, as defined in the indentures for the Senior Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. As of September 30, 2013, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash. In order to reduce future cash interest payments, as well as future amounts due at maturity or mandatory redemption and reduce our leverage, we or our affiliates may, from time to time, enter into interest rate derivatives or purchase or redeem our outstanding Senior Notes for cash in the open market or privately negotiated transactions or engage in other transactions to reduce the principal amount of outstanding Senior Notes. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indentures for the Senior Notes, we currently may repurchase a portion of our outstanding Senior Notes if the sum of our cash and equivalents and availability under our Revolver is a minimum of $200 million after giving effect to the repurchase, we do not use the Revolver proceeds for this purpose and we meet certain other conditions.
In November 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, of which approximately $278.0 million was repurchased during the nine months ended September 30, 2013, completing the $300 million share repurchase program. On August 6, 2013, our Board of Directors authorized a new $500 million multi-year common stock repurchase program, of which approximately $34.0 million was repurchased as of September 30, 2013 and an additional $16.0 million was repurchased subsequent to September 30, 2013 through October 31, 2013. Total tw telecom inc.

year to date repurchases through October 31, 2013 under both programs were $328.0 million. The $500 million repurchase authorization does not have an expiration date, but can be withdrawn by the Board at any time. Our Revolver, as amended in August 2013, permits repurchases of our common stock up to $500 million from August 9, 2013 to December 31, 2014, and thereafter $250 million annually in the aggregate if after the transaction the sum of our cash and cash equivalents and availability under our Revolver is a minimum of $200 million, we have not used that basket for other permissible purposes, including dividend payments, and we meet certain other conditions. Up to $200 million of this permitted amount that remains unused may be carried over and used in the year ending December 31, 2015. Up to $100 million of this permitted amount that remains unused in any fiscal year after December 31, 2015 may be carried over and used in the immediately succeeding calendar year for permissible purposes. This test under the Revolver is more restrictive than our other debt agreements. Through October 31, 2013, we repurchased $50.0 million of our common stock of the maximum $500 million permissible under our Revolver covenants through December 31, 2014. We do not anticipate that our market expansion (see "Business Expansion" above) will limit our ability to execute our common stock repurchase program.
We plan to evaluate additional repurchases of shares of our common stock in public or private transactions under the $500 million authorization described above based on market conditions and other considerations or may consider paying dividends to the extent permitted by our debt covenants. We may also consider merger and acquisition opportunities or other strategic transactions that could impact our cash usage. Additionally, we may increase our leverage for these purposes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints. We generally expect to maintain approximately $300 million in cash, cash equivalents and short-term investments in order to provide ongoing liquidity and flexibility for other operating and strategic initiatives. The actual balance of cash, cash equivalents and short-term investments will depend on the timing of collections, disbursements, our business operations in general and any financing activities we may undertake and will fluctuate from quarter to quarter.
Risk Management. As of September 30, 2013, our cash, cash equivalents and short-term investments were held in financial institutions, prime money market mutual funds, U.S. Treasury money market mutual funds, certificates of deposit, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions, credit quality of the U.S. government and its entities and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition of the U.S. government and its entities, deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements. As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments. Our long-term commitments for our purchase obligations have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments." Our long-term commitments for long-term debt and associated interest payments as a result of transactions in 2013 (including Senior Note issuances, refinancing the Term Loan and retirements of certain debt instruments (see discussion above under "Cash Flow Activity--Financing")) and new capital lease obligations subsequent to September 30, 2013, related to our right-to-use fiber assets, have resulted in material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and are summarized as follows:

•	issuance of $450 million principal amount 2022 Mirror Notes,

•	issuance of $350 million principal amount 2023 Notes,

•	an increase of $55.7 million in the principal amount of our Term Loan to $520 million and the extension of the maturity date for the Term Loan to April 2020,

•	retirement of the outstanding $373.7 million principal amount of our Convertible Debentures,

•	retirement of $406.5 million principal amount of our 2018 Notes,

•	a net increase of $345.2 million in interest payments on long-term debt through the maturity date of each debt instrument; and,

•
subsequent to September 30, 2013, entry into fiber leases that are expected to result in aggregate committed lease payments of $220 million primarily consisting of a 20 year capital lease obligation in the amount of approximately $120 million and related interest of approximately $90 million (for more information see Note 8) and operating lease commitments of approximately $10 million. Additionally, our total fixed maintenance obligations will increase approximately $50 million in connection with such capital lease obligation, for a total aggregate commitment of $270 tw telecom inc.

million over the initial 20 year lease term. These amounts are estimates and the timing of payments associated with these aggregate commitments will depend on when the fiber assets are accepted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2013 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents our purchases of equity securities reportable during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2013	2,066,651	$29.48	2,066,651	$11,646,016
August 1 - August 31, 2013	444,872	30.06	444,872	498,271,685
September 1 - September 30, 2013	1,080,213	29.85	1,080,213	466,023,052
Total	3,591,736		3,591,736
_______________

(1)
On November 16, 2011, our Board of Directors authorized a multi-year repurchase program of up to $300 million of our common stock, which we completed in its entirety as of August 6, 2013. On August 6, 2013, our Board of Directors authorized a new $500 million multi-year common stock repurchase program. Repurchases under this authorization may be executed from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 or under Rule 10b-18 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of September 30, 2013, approximately $466.0 million remained available under the authorization.

tw telecom inc.

Item 5. Other Information
In connection with its market expansion (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Business Expansion"), Holdings on November 1, 2013 entered into a master service agreement with Zayo Group, LLC, pursuant to which Holdings will enter into leases of fiber for five new markets--Boston, Cleveland, Philadelphia, Richmond and Salt Lake City--and 27 of its existing markets that are expected to increase the Company’s total metropolitan fiber route miles by approximately 17%.
The initial terms of the fiber leases are 20 years, with two ten-year renewals at Holdings’ option, and automatic annual renewals thereafter until terminated by either party.  The Company expects to recognize a right-to-use asset and corresponding capital lease obligation of approximately $120 million in the fourth quarter of 2013, representing the minimum commitment under the above-described leases and a related regional fiber lease, which are expected to result in aggregate committed lease payments over the initial 20 year lease term of approximately $220 million.
This disclosure is responsive to Item 1.01 and Item 2.03 of Form 8-K.
Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: November 6, 2013	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

4.1 –
Indenture dated March 17, 2010 among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee for the 8% Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010)*

4.2 –
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for the 5 3/8% Senior Notes due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 4, 2012)*

4.3 –
Second Amended and Restated Credit Agreement dated as of April 17, 2013, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 18, 2013)*

4.4 –
First Amendment to Second Amended and Restated Credit Agreement dated August 12, 2013 among tw telecom inc., tw telecom holdings inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders named therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 12, 2013)*

4.5 –
Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.6 –
Indenture dated March 29, 2006, between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.7 –
First Supplemental Indenture dated March 29, 2006 between Time Warner Telecom Inc. and Wells Fargo Bank, National Association, creating 2.375% Convertible Senior Debentures due 2026 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

4.8 –
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 of tw telecom holdings inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 26, 2013)*

4.9 –
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 of tw telecom holdings inc. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 26, 2013)*

Exhibit Number	Description of Exhibit

10.1 –
Registration Rights Agreement, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and the representatives of the initial purchasers of the 5.375% Senior Notes due 2022 (filed as Exhibit 4.3 to the Company's current report on Form 8-K filed August 26, 2013)*

10.2 –
Registration Rights Agreement, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and the representatives of the initial purchasers of the 6.375% Senior Notes due 2023 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed August 26, 2013)*

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