Form 10-K
period 2013-12-31
tw telecom inc.
filed 2014-02-14
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________________
FORM 10-K
  ___________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒
As of June 30, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $4.1 billion, based on the closing price of the registrant’s common stock on the NASDAQ Stock Market reported for such date. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of tw telecom inc.’s common stock as of January 31, 2014 was 140,629,279 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of our stockholders, which we will file with the U.S. Securities and Exchange Commission on or before April 30, 2014.
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This document contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, capital expenditures, business and technology trends, fluctuations, the impact of the economic downturn, activities and results, expected revenue mix and revenue changes, expected revenue growth, the impact of accounting changes, the impact of regulatory changes, future tax benefits and expense, expense trends, future liquidity and capital resources, share repurchases, debt retirement, future cash balances, product plans, growth initiatives, growth or stability from particular customer segments, building penetration plans, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, Modified EBITDA and margin trends, market expansion plans, expected network expansion, potential changes in certain accounting reserves and allowances and business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in this report. In addition, actual results may differ from our expectations due to, among other things, the timing of disconnections, churn and service installations, which may affect the extent to which those factors impact our results in a particular period, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, economic downturns, which may adversely affect our revenue growth, net income or Modified EBITDA, delays in launching new products that our customers desire, growth initiatives and market expansions that may not result in the intended revenue growth acceleration, delays in connecting new leased fiber to our network, inability of fiber lessors to deliver all fiber contracted for, decreased demand for our products, industry consolidation and other industry conditions, significant increases or decreases in the market prices of our common stock, an ownership change that results in limitations on our use of net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of incumbent local exchange carriers (“ILECs”) or other carriers changes in the availability of those facilities, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs or other factors that may adversely affect the cost and availability of ILEC facilities or other facilities that we use to reach certain customer locations, and adverse regulatory rulings or legislative developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

TELECOMMUNICATIONS DEFINITIONS
In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this report, a glossary is included following Part III.

PART I

Item 1.	Business
Financial Information
See Part II Item 8 for our financial results and information.

Overview
tw telecom inc. (together with its wholly-owned subsidiaries, “we” or the “Company”) is a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, IP based virtual private network or "IP VPN", Internet access, voice, including voice over Internet Protocol or "VoIP", and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include enterprise organizations in a wide variety of industry segments including, among others, the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data centers, cloud applications providers, public sector entities, system integrators and communications service providers, including ILECs, CLECs, wireless communications companies and cable companies.
Through our subsidiaries, we serve 75 U.S. metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of December 31, 2013, our fiber network spanned over 30,000 route miles (including approximately 23,000 metropolitan route miles), connecting to 20,255 buildings served directly by our local fiber facilities. Included in the total buildings served directly by our metropolitan fiber facilities are approximately 470 third party data centers across the country where customers deploy their own equipment or connect to cloud applications providers. In addition, we are able to extend our reach beyond our fiber networks by providing off-network solutions to customers within and outside our 75 markets. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers. In November 2013, we announced a strategic market expansion to increase our metropolitan fiber footprint into five new markets and 27 existing markets and expand our regional fiber, through a long-term fiber lease. Unless otherwise indicated, information contained in this Annual Report on Form 10-K regarding our U.S. metropolitan markets and fiber network route miles does not give effect to our strategic market expansion.
We offer a portfolio of solutions to our customers with predictable and reliable service quality that we believe is industry-leading. We design and deliver scalable and efficient solutions that enable our customers’ complex and evolving business applications. These solutions emphasize our data networking service offerings, which include an expanding portfolio of business Ethernet data services, managed network services and our converged service offerings comprised of data, Internet, voice, security, remote access and managed routers. We also continue to provide a broad range of traditional services, including a dedicated network service portfolio with private line, special access and private transport services, voice services and secure Internet access.
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
Business Strategy
Our objective is to be the leading national provider of high quality business networking solutions leveraging our integrated network, operational and technology capabilities, dedicated people, local presence, personalized customer experience and advanced support systems to meet the complex and evolving needs of our customers and increase stockholder value. The key elements of our business strategy include the following:

Focus Our Service Offerings to Meet the Complex and Evolving Needs of Our Customers. As the complex needs of our customers evolve and more of their critical applications are distributed between their private networks, third party data centers and cloud applications providers, we have developed and launched the first two phases of our innovative Intelligent Network and service capabilities, and have added enhancements to those capabilities as described below (see “Services--Data and Internet Services--Ethernet"):

•
"Enhanced Management" launched in June 2012, which provides end-to-end visibility into network performance of Ethernet and managed services on a real-time, site-specific basis through our web-based customer portal. Customers are able to establish customized performance thresholds and receive proactive alerts on service performance. These innovative capabilities provide customers a segmented, granular view of their specific service performance information, rather than the aggregate network averages or overall views provided by other carriers; and

•
"Dynamic Capacity" launched in August 2012, which enables Ethernet customers to scale their bandwidth on demand or schedule bandwidth availability as needed, paying for the incremental capacity they use. We have incorporated automation into this offering through our Alert Driven Dynamic Capacity® enhancement, described under "Services--Data and Internet Services--Ethernet" below.

We have also developed and launched our eLynk(sm) Ethernet solution (see "Services--Data and Internet Services--Ethernet" below) and other solutions to address our customers' needs for seamless and elastic connections to their private, hybrid and public clouds.
Capitalize on the Increased Demand for Connectivity Created by the New Information Technology (“IT”) Environment to Enable Customers' IT and Business Strategies. Our enterprise customers are increasingly adopting cloud computing, collaboration, disaster recovery and data center strategies to advance their businesses. We believe that this new IT environment is creating new network demand and opportunities for us. Our network solutions provide customers the ability to consume network services similarly to how they consume cloud services, enabling us to capture incremental market share. With our Intelligent Network and other advanced service offerings, and elastic, dedicated, secure and reliable network connectivity, we believe we are well positioned to provide our customers the flexibility they seek as they are adopting cloud IT strategies to buy services on demand, for as long as they need the service. In addition to enterprises, we plan to continue to further leverage this demand by providing network solutions to data centers, cloud applications providers, hosting companies and other participants in this ecosystem and by further automating to enable enterprise customers to more quickly access secure connections to buildings and data centers on our network in order to access cloud solutions. More specifically, we expect that our future Constellation Platform(sm) will connect our customers nearly instantaneously through data centers directly to numerous applications in the cloud with increasing network automation. We believe that these areas of growing demand will continue to be drivers of our growth.
Deliver a Customer Care Strategy that Differentiates Us from Our Competitors. We approach customer care from the customer’s viewpoint with:

•
Our people: We seek to engage all of our employees, whether directly or indirectly, in providing the best possible customer experience. More than two-thirds of our employees have customer facing responsibilities, and we have established an internal award and recognition program to reward employees for the positive experience they deliver.

•
Customized service interaction: We use a coordinated approach that leverages both local resources and our national operations centers to deliver personalized customer service, including providing timely status updates and resolving issues in the shortest possible timeframe. Customers choose the type of service interaction that works best for them: local, national, electronic or live support. In addition, customers can customize their view within our web-based customer portal to quickly locate the information that is most important to them. MyPortal is our tool to enable customer knowledge and decision making about their services. Customers can navigate through their account information, network services, trouble tickets, network performance information, order status, billing and payment information either through self-service or with the support of our customer service personnel. We continue to develop additional functionality and enhancements that our customers request and that support our solutions.

•
Voice of the customer: We listen to our customers by capturing feedback from customer interactions, customer survey responses and live customer insight panels that provide us with information on our customers' challenges and needs and continually incorporate their feedback to deliver a better overall customer experience to them.

We believe that our ongoing customer experience initiatives improve customer loyalty and retention, contribute to reductions in revenue churn and increase sales to existing customers. We plan to continue to innovate to enhance our customers’ experience and ease of doing business with us.
Leverage Our Local Presence on a National Scale with Global Reach. We leverage our local and regional fiber assets and our multi-purpose national Ethernet and IP backbone as well as integrate and manage facilities from other carriers, domestically and globally, to enable our customers to connect to their geographically distributed locations with our network solutions. We have a local presence in our markets with sales, sales engineering, customer support and operational resources, backed by a national organization, to provide personalized service and customized solutions for our customers. These local resources are led by general managers who have accountability for the growth, management and profitability of their local markets.
Enhance Our Multi-Channel Sales Strategy. We have a multi-channel approach to our sales strategy that includes:

•
Our direct sales channel, consisting of highly knowledgeable and tenured sales and technical support personnel who focus on medium to large enterprise customers in our local markets. Our direct customer segment sales structure supports local sales, national enterprises, public sector entities, data centers and carriers. We continue to expand our direct sales organization, including sales professionals who can more effectively sell our more complex, IT-centric services, and to invest in tools, training and other initiatives to maximize sales productivity;

•
Our indirect sales channel that extends our sales coverage in our markets by leveraging our representatives’ customer relationships. We continue to enhance our indirect sales channel in size and scope by adding selected representatives such as value added resellers, cloud services providers and system integrators, whose capabilities complement our network service offerings, and expand the portfolio of services available for sale through this channel; and

•
Our customer relationship specialists, who focus on sales to our smaller customers and increasing customer retention, freeing our primary sales force to focus on high potential existing and new customers.

Employ A Disciplined Capital Allocation Strategy Designed to Position Us for Long-Term Growth and to Enhance Shareholder Value. Our strategy is to invest for near and long-term growth. We maintain a disciplined approach to capital spending to maximize revenue growth while maintaining attractive rates of return on capital invested to connect customers with our network. We continue to innovate and invest in our business for long-term growth throughout various economic cycles. These investments enable us to expand our market opportunity, extend our fiber network and increase both our operational and service capabilities to meet our customers’ growing and complex needs. As part of our long-term capital allocation strategy, we may, depending on opportunities and market conditions, choose to make investments in our business as described below, return value to our stockholders through share repurchases or other means, or enhance our balance sheet flexibility. Elements of our investment strategy include:

•
Success-based investments. The majority of our investments are success-based, driven by customer sales, and include costs to connect our fiber networks with additional buildings and add equipment and capacity to our network, which must meet certain financial return criteria. In addition to funding current customer opportunities, these investments allow us to reach additional potential customers for future growth. This category of investments is intended to reach incremental return thresholds within the short to medium term.

•
Long-term strategic investments. These investments fund geographic expansions within our markets and adjacent markets, strategic expansions into new markets, technological advancements of our network and service capabilities for future growth and enhancements to our back office support systems and customer interfaces to increase employee productivity and enhance the customer experience. These investments include fiber construction, strategic fiber purchases, equipment purchases and IT system enhancements for service advancements and automation, among others, all of which have a longer term expected return on investment. As part of our long-term investment strategy, in November 2013 we announced a strategic market expansion, which we expect to increase our addressable market by expanding our metropolitan fiber route miles by approximately 17%, including entry into five new markets and accelerating density of our metropolitan fiber footprint in 27 existing markets. As part of this expansion, we are also increasing our regional fiber footprint for greater capacity, increased network control and more cost effective connectivity.

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

Services
We deliver a comprehensive portfolio of data networking services, including elastic, secure and real time Ethernet bandwidth, and integrated and managed network solutions serving customers’ dynamic and complex network needs and IT requirements. Our revenue by major service categories for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013		2012		2011
	(amounts in thousands)
Revenue:
Data and Internet services (1)	$851,297	54%	$746,297	51%	$646,682	47%
Voice services (1)	373,666	24	363,743	25	338,655	25
Network services	308,818	20	330,088	22	350,709	26
Intercarrier compensation	30,120	2	30,127	2	30,845	2
Total revenue	$1,563,901	100%	$1,470,255	100%	$1,366,891	100%
___________________

(1)
See "Services--Data and Internet Services--Managed Services" and "--Integrated Services" below. Revenue from the voice components of Managed Services and Integrated Services are included in the voice services revenue category.

We provide solutions to enterprise customers, ranging from small businesses to Fortune 500 enterprises, city, state and federal government entities, as well as carriers and other communication service providers. We continue to expand our service portfolio to meet our customers’ future networking demands, including access to new enterprise software applications, data storage, cloud computing, collaboration and security needs. Our primary service offerings are:
Data and Internet Services
Our data services enable customers to connect their locations and internal local area networks together into a single managed solution. From these capabilities, customers have options to manage an array of business and communication applications, including voice, Internet and private network connectivity. Our dedicated Internet service enables customers to access the Internet and other external networks.
Ethernet

•
NLAN. A metropolitan business Ethernet solution that connects multiple locations on a point-to-point, point-to-multipoint or multipoint basis, providing customers with dedicated or shared transport services and the ability to prioritize different types of traffic by importance.

•	Regional Ethernet. Provides point-to-point private lines between select markets with the advantage of Ethernet interfaces.

•	E-Access. A business and carrier Ethernet solution that provides ubiquitous reach across the United States through a single Ethernet connection.

•	E-Line. A business Ethernet private line and virtual private line service supporting point-to-point customer configurations within our markets.

•	eLynk. A business Ethernet solution that enables our customers to connect efficiently and seamlessly to cloud services providers through a single network interface for cloud applications.

•	Dense Wavelength Division Multiplexing Services ("DWDM"). Dedicated high capacity Ethernet services allowing customers to have access to multiple full-bandwidth channels of 40 Gbps and 100 Gbps.

•
Intelligent Network. We have developed and are continuing to develop service enhancements that provide customers with a new level of visibility and control over their Ethernet services. Intelligent Network features that are now available include:

•
Enhanced Management. An interactive solution that gives customers detailed, real time, site-specific visibility into the performance of their managed or Ethernet services through our customer portal (see "Customer Care").

•	Enhanced Management Thresholds and Alerts. Provides customers proactive notification of information regarding their networks based on customer-established parameters.

•
Dynamic Capacity. Enables E-Line customers to interact with their network and optimize their business with the ability to scale their bandwidth, doubling or tripling capacity, within seconds or scheduled in advance, without service interruption through our customer portal.

•	Alert-Driven Dynamic Capacity. Enhances our Dynamic Capacity offerings by allowing customers to automatically increase their bandwidth based on pre-set parameters.
Managed Services
We offer a suite of managed services that complement our data and Internet service offerings. These services allow our customers to manage an array of business and communication applications, reducing the overall management burden of their data systems and IT staff:

•
Converged Services fully integrate any combination of communication applications including IP VPN, voice, Internet, security and managed router service into a single managed IP solution, enabling each application to dynamically share all subscribed bandwidth.

•	IP VPN Services. These services connect multiple customer sites by creating a secure virtual data network for customers within and outside the U.S.

•	Managed Router. A turnkey solution available with our IP VPN, Internet and converged Services solutions that includes customer premise-based routers that we procure, configure, maintain and manage.

•	Session Initiation Protocol ("SIP"). A fully managed, end-to-end VoIP solution, enabling medium and large enterprises to avoid the expense of additional local area network equipment.

•	Multi-VPN Port. Delivers multiple IP VPNs across a single Ethernet interface.
Internet Services
We offer a wide range of Internet services, along with offerings that enhance Internet security. Our Internet services include:

•	Ethernet Internet. Internet access via Ethernet connection.

•	Traditional Time Division Multiplexed ("TDM") Internet. Internet access via industry standard transport facilities.

•	Managed Internet. A turnkey Internet solution that bundles our Internet services with customer premise-based routers that we procure, configure, maintain and manage for the customer.

•	Managed Security Services. Uses security devices placed within our network to establish a firewall to prevent unauthorized traffic from entering a customer’s network.

•	Distributed Denial of Service Mitigation. Monitors, identifies and mitigates denial of service attacks that attempt to disrupt the customer's critical Internet-based applications.

Integrated Services
Our bundled integrated offerings enable customers to purchase a full array of access options that combine lines, trunks, long distance, local area networks, VPN and Internet services that can dynamically allocate bandwidth for maximum network efficiency, and eliminate the customers' need for multiple vendors.
Voice Services
Our voice services provide customers with local, local toll and long distance calling capabilities. Our voice services are provisioned over TDM or as VoIP and include the following:

•	Access Trunks. Utilized by private branch exchange (“PBX”) customers that own and operate a switch on their own premises to provide telephone network access.

•	IP Trunks. IP trunks provide voice services over an Ethernet connection and support IP PBX devices.

•	FlexVoice. Enables a customer to select either digital channels or analog lines across an IP access connection, enabling several voice applications to be combined over a single access line.
Network Services
We also provide a complete range of network access services with transmission speeds up to 10 Gbps, using Ethernet, Synchronous Optical Network and DWDM standards, available in a wide variety of configurations and capacities, to meet our customers’ needs for voice, data, image and video transmission. Each service uses technologically advanced fiber optics and is available as:

•	Private Line. Dedicated telecommunications lines connecting various locations of a customer’s operations, suitable for transmitting voice, data and Internet traffic among customer locations.

•	Special Access. Dedicated telecommunications lines linking the points of presence (“POPs”) of one or more interexchange carriers (“IXC”), or between enterprise customers and the local POPs of IXCs.

•	Transport Arrangements. Dedicated transport between the local exchange carrier (“LEC”) central offices and the IXC POP for voice and data applications.

•	Metropolitan and Regional Connectivity. Each transport service is available on our metropolitan fiber network and most are available between cities on our inter-city, regional networks.

•	DWDM. Dedicated high capacity Ethernet services that allow customers to have access to multiple full-bandwidth channels of 2.5 Gbps and 10 Gbps.

•
Collocation Services. Secure space with controlled climate and power where customers can locate their equipment to connect to our network in facilities equipped for enterprise IT environmental requirements.

Intercarrier Compensation
We are interconnected with other telecommunications carriers, which enables us to originate and terminate long distance calls and terminate local calls for other carriers.

•
Switched Access Service. The connection between a long distance carrier’s POP and an end-users' premises that is provided through the switching facilities of a LEC. This service provides long distance carriers with a switched connection to their customers for the origination and termination of long distance telephone calls or provides large end-users with dedicated access to their carrier of choice. Under our tariffs, we receive per-minute terminating switched access compensation when our network is used for the origination or termination of the carriers’ traffic.

•
Local Traffic Termination Services. Generally, under applicable regulations, we are entitled to receive compensation (referred to as “reciprocal compensation”) for traffic that originates on another LEC’s facilities that we carry over our facilities to our customers in order to complete calls.

Network and Facilities
Overview. Our integrated network infrastructure combines physical fiber assets and equipment with software-enabled or "logical" capabilities that provide a cost effective platform for the layering of our services and enables us to manage our customers’ needs and to scale our customer service support. Our metropolitan, regional and national network utilizes advanced architectures and technologies to deliver high capacity, scalable and resilient network services. Our local markets are interconnected through our IP backbone utilizing multiple standard protocols and operate on fully redundant routers which enable us to deliver services between markets and to the public Internet.
We have designed and constructed our integrated network infrastructure over fiber rings generally using path diversity equipped with electronics that automatically re-route service if a network impairment such as a fiber cut occurs. Our integrated network supports our customers’ application needs through business Ethernet services using state of the art network equipment or optical networking services, leveraging switched Ethernet, DWDM or SONET technology.
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
Our integrated network assets and architecture provide the foundation for evolving advanced capabilities that we refer to as the “Intelligent Network” (see "Services--Data and Internet Services--Ethernet"). Through the evolution of these capabilities, we are providing customers with the ability to manage their own network services using decision making tools, including network performance information obtained through Enhanced Management and Dynamic Capacity, and planned service offerings to enable customers real time control over the prioritization of their traffic on their services, either manually through our customer portal or using automation through application program interfaces.
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
Our network is interconnected with multiple ILECs and other carriers for transport and voice services, and our network backbone is connected directly with several external networks to increase our network reach and access. We provide IP VPN service to international locations through arrangements with international network providers. We also provide managed services and Ethernet solutions to our customers’ locations outside of our network through the use of facilities provided by other carriers. We have peering and transit connections with external network vendors that provide our customers exit points from our network to the public Internet. We also have voice peering connections to exchange voice services and features using VoIP-related protocols that are more efficient and offer more capacity and resiliency than traditional TDM trunking connections.
Fiber Lease and License Agreements. We provide a substantial portion of our services entirely on fiber network facilities that we constructed, purchased from other providers or obtained through acquisitions. We also license fiber network facilities through indefeasible rights of use agreements or other similar long-term licensing or leasing arrangements from other fiber providers. In November 2013, we entered into a master service agreement with a fiber provider to lease fiber in five new markets, 27 of our existing markets and certain regional routes. The initial term of the fiber leases is 20 years, with two ten-year renewals at our option. Similarly, our Capacity License Agreements with Time Warner Cable, Comcast Corporation and Bright House Networks, LLC (collectively, the “Cable Operations”), provide us with an exclusive right to use all of the capacity of specified fiber-optic cable owned by the Cable Operations in 23 markets for a term that expires in 2028. The Capacity License Agreements do not restrict us from constructing or licensing fiber-optic capacity from other parties in the markets where we license fiber network facilities from the Cable Operations.

Network.
The following map shows our 75 existing markets and five new markets, Boston, Philadelphia, Cleveland, Richmond and Salt Lake City, that we expect to enter in 2014:

Seattle
Spokane
Portland/Vancouver
Boise
Sacramento
San Francisco / San Jose
Oakland
Fresno
San Luis Obispo
Bakersfield
Santa Barbara
Los Angeles
Orange County
San Diego
Salt Lake City
Las Vegas
Phoenix
Tucson
Denver
National Operations Center
Colorado Springs
Albuquerque
El Paso
Minneapolis / St. Paul
Milwaukee
Chicago
Kansas City
St. Louis
National Operations Center
Tulsa
Little Rock
Memphis
Ft. Worth
Dallas
Austin
San Antonio
Houston
Corpus Christi
Shreveport
Lake Charles
Lafayette
Baton Rouge
New Orleans
Jackson
Birmingham
Montgomery
Mobile
Indianapolis
Louisville
Lexington
Cincinnati
Dayton
Columbus
Cleveland
Nashville
Chattanooga
Greenville
Atlanta
Columbus
Syracuse
Albany
Rochester
Boston
Binghamton
Philadelphia
NYC Greater Metro Area
Northern New Jersey
Baltimore
Washington DC
Richmond
Greensboro
Charlotte
Raleigh
Fayetteville
Spartanburg
Columbia
Charleston
Jacksonville
Orlando
Tampa
Ft. Lauderdale
Miami
Honolulu
Legend
National Operations Center
tw telecom Markets
01/24/14

Network Monitoring and Management. We provide a single point of contact for our customers and consolidate our systems support and technical expertise for management of our customer and internal networks at our two network operations centers in metropolitan locations near Denver, Colorado and St. Louis, Missouri. These two centers offer capability for redundancy and overlap coverage for our customer networks. We provide 24 hours per day, 7 days a week surveillance and monitoring of networks to achieve a high level of network reliability and performance. Network analysts monitor real-time alarm, status and performance information for network and customer services, which allows us to react swiftly to repair network or service trouble, and we strive to manage our networks in a proactive manner. We continue to enhance our capabilities and programs that focus on network health and stability and enable us to address network issues before they impact our customers.
Information Technology Solutions. We focus our efforts on creating and deploying applications, systems and technology that optimize our business and increase operational scale through the use of automation and customer self-service portals. We have invested in applications and systems that increase our workforce productivity and decrease manual touch points. This strategy has also enhanced our ability to manage our customers' experience and increased the ease of doing business with us by making information available to our customers in a unified and comprehensive way. As our services become more complex to meet our customers' needs, we must continue to automate tasks in order to achieve scale and improve installation intervals and trouble resolution. We have also made significant investments in systems for corporate functions to achieve scale and efficiency.
We utilize proven, commercially available software that can be tailored to our business processes and in-house developed applications that conform to our architectural framework. We select systems that are flexible enough to conform to a rapidly changing environment, while being scalable and easily maintained and enhanced.
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

We have established a dedicated security team to proactively address the security of our networks, internal and customer-facing systems and protected data, employing state of the art systems to detect and protect against intrusions.  We also engage all of our employees in our security program through training, communication and testing. The security team also provides input into our new services development process to enhance both customer and network protection.

Network Development and Application Laboratory. We have a laboratory that is equipped with advanced systems and equipment, including those we use in the operation of our network. The technology lab is designed to provide a self-contained testing and integration environment for the purposes of:

•	Verifying the technical and operational integrity of new equipment prior to installation in the network;

•	Developing new services and applications;

•	Providing a realistic training environment for technicians, engineers and others;

•	Providing a network simulation environment to assist in fault isolation and recovery; and

•	Providing a network simulation environment to verify network load, scale and overlay of our products and services.

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
Customers, Sales and Marketing
Customers. We serve both business enterprise and carrier customers. Our enterprise customers include businesses that are data and IT intensive and are primarily in financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data centers, cloud application providers, systems integrators and public sector entities. Our carrier customers include ILECs, CLECs, wireless communications companies and cable companies. As of December 31, 2013, we served approximately 29,000 customers, the majority of which are enterprise customers that represented 80% of total revenue. Our 10 largest customers, primarily carriers, accounted for 18% of our total revenue for the year ended December 31, 2013, and no customer accounted for 5% or more of total revenue. As our enterprise customer revenue continues to grow at a greater rate than our carrier customer revenue, the percentage of our total revenue represented by the carrier customers has been declining.
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
We engage in direct local and national sales with specialized sales teams for enterprise, carrier, public sector and data center customers. As of December 31, 2013, we had 664 sales account executives and customer relationship specialists. To expand our sales coverage we continue to hire people strategically targeted at high opportunity markets and industries, and provide tools and training to increase the productivity of our new and existing sales and sales support personnel. Commissions for our direct sales representatives are linked to incremental revenue from services installed. We provide additional incentives for executing service contracts with terms of greater than one year, for certain products and for sales of services provisioned on our fiber facilities. Our customer relationship specialists focus on sales to smaller existing customers and increasing customer retention, freeing our primary sales force to focus on high potential existing and new customers.
Our indirect sales channel further extends our sales coverage by leveraging our representatives’ customer relationships and has increased its contribution to our revenue growth in 2013. This channel enables us to market our entire portfolio of services through experienced outside sales representatives, value added resellers, cloud services providers and systems integrators who provide services and equipment that complement our services, thereby offering customers a complete solution.  Our indirect sales representatives are compensated with residual commissions over the life of fixed term contracts and renewals, providing incentives for production and for customer retention through negotiated renewals.

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

Our online customer care self-help platform, MyPortal, offers our customers self-service capabilities that support our customer experience strategy. MyPortal enables customers to easily register and choose various on-line capabilities including the ability to view and pay their bills, view orders, create and view billing disputes, receive scheduled maintenance notifications, advise us of their internal scheduled maintenance activities, create, view and update trouble tickets and create service change requests for certain products. Customers also can view their own network performance and utilization data on a site and circuit level basis for certain services. In addition, MyPortal is the gateway where our customers can obtain the visibility, flexibility and control that the Intelligent Network provides (see "Services--Data and Internet Services--Ethernet").

We monitor customer satisfaction and customer loyalty through our Voice of the Customer Program. The direct customer feedback provided through the program keeps our leadership informed of customer needs and identifies areas for potential improvement.  Regular transactional surveys provide current information from customers across four touch points of service: delivery, service change requests, service inquiries and trouble resolution.  We also solicit customer feedback and gauge customer loyalty through surveys and panels with our customers.

Competition
We believe that the principal factors affecting competition in our industry are:

•	Network capabilities and reach;

•	Network and operational quality;

•	Integration of network and IT services and enabling of applications;

•	Customer service and experience;

•	Service offerings;

•	Ability to provide customer specific solutions;

•	Sales strategy;

•	Pricing; and

•	Regulatory environment.
We compete with other carriers primarily on service offerings, network capabilities and reach, network and operational quality and customer service. In addition, we must price our services competitively with both the local market for those services and the market for national solutions. In our industry, technological advances and a competitive market have consistently caused general downward pricing pressure across our service portfolio. Competition varies across local markets and products which deliver national solutions, depending on the number and type of competitors in the market, their capabilities and the customer segment.
Our primary competition is from the ILECs, CLECs and cable companies. The ILECs, primarily AT&T Inc., Verizon Communications, Inc. and CenturyLink Inc., other CLECs and some cable companies offer services substantially similar to some of those we offer and target some of the same customers.
Our competitive strengths include our flexibility in providing customer-specific critical business solutions, our robust data and IP capabilities, our integrated network and operational platform, our nation-wide footprint of metropolitan markets served with our extensive fiber facilities and building connections that are connected by our regional fiber facilities and national IP backbone, our expanded relationships to further augment multi-location and multi-market reach, our Intelligent Network capabilities, which we believe represent unique technological advancements, network redundancy and disaster recovery capabilities. We believe that our focus on customer service and our operational execution provides us with a competitive advantage over other carriers. Our extensive fiber facilities connecting to multiple buildings in each of our markets and between markets and the depth of our service portfolio also provide us with a competitive advantage over most other CLECs that have limited capabilities to serve carrier POP and data center locations and more limited service offerings.
Consolidation in our industry has resulted in larger and more formidable competitors. We believe that the ILECs have some competitive advantages over us because of their name recognition, technical capabilities, greater financial resources, broader geographic coverage, complementary IT service offerings and potential to bundle and subsidize services of the type we offer with revenue from other services. Cable companies compete with us primarily for business customers that are generally smaller than our target market, and selectively for larger enterprise customers, frequently for less complex single market and regional offerings. To the extent that the cable companies expand their data networking service offerings, expand their network coverage or aggressively market off-network services, we could face increased competition from cable companies for the larger enterprise customers that we serve and target. CLEC competition for smaller customers buying lower speed solutions has increased as a result of their lower cost offerings for solutions provided over existing copper facilities rather than fiber optic facilities.
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
Seasonality and Business Fluctuations

We continue to expect business fluctuations to impact sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality, of sales and service installations, usage, rate changes, disputes, settlements, repricing for contract renewals and fluctuations in service disconnections, especially from carrier customers, expenses, capital expenditures and certain taxes and fees. Historically, our expense in the first quarter has been impacted by the resetting of payroll taxes in the new year. Our past experience with quarterly fluctuations may not necessarily be indicative of future results.
Regulatory Environment
Overview. As a certified competitive telecommunications provider, we are subject to regulation by the Federal Communications Commission (“FCC”), state regulatory authorities and local government agencies. In most areas, we are subject to a less comprehensive set of rules designed for non-dominant or competitive providers.
ILECs typically operate under federal and state rules designed for dominant carriers. As competition has expanded, ILECs have gained more regulatory freedoms at both the federal and state levels. Because the larger ILECs are our major suppliers for local loops and are major competitors, we continue to advocate for meaningful regulatory oversight to promote competition and protect against unreasonable price increases.
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
In recent years, regulators have focused on broadband issues and IP transition issues. The FCC delivered its National Broadband Plan (the "Plan") to Congress in March 2010. The Plan sets an ambitious agenda to encourage more private innovation and investment to ensure the universal deployment of broadband. This Plan outlines a number of initiatives that will impact the telecommunications industry, including a review of competitive policies and wholesale markets, allocation and management of government controlled assets such as rights of way and poles and reforms to universal service mechanisms. The FCC has opened proceedings for initiatives identified in this Plan, but most are still in process and we cannot predict their impact on us.
The FCC has recently announced its intention to gather information about the industry transition from TDM networks to IP networks. While certain large legacy ILECs maintain that this technical transition should result in less regulation of carriers than currently exists, we have advocated that regulation should apply where these companies maintain market power and that any resulting regulatory change should be technology neutral. We cannot predict whether the FCC will take regulatory action on this matter, or how any regulatory action will impact us.
Federal Regulation
Special Access. We purchase a substantial amount of special access services from ILECs, including services based on the two major technologies available in the industry, IP and TDM, to expand the reach of our network. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including interstate special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the

FCC modify certain of its interstate special access pricing flexibility rules to return these services to price–cap regulation to protect against unreasonable price increases for carriers like us and for regulation of ILEC service quality.
The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. In 2012, the FCC suspended the operation of the pricing flexibility triggers, which means that certain ILECs cannot qualify for pricing flexibility in new geographic areas, pending further FCC review. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to continue to increase the price and reduce the service quality of special access services they sell to us but we may eventually experience less pricing pressure on the special access services we sell. If ILEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and reductions in the prices we pay ILECs for special access services that we purchase. We cannot predict when the FCC will conclude the proceeding on interstate special access pricing regulation or the impact of any such action.
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
In October 2013, AT&T gave notice of its intent to effectively increase its pricing for TDM special access circuits by eliminating five and seven year tariffed term and volume plans that previously provided more favorable pricing than the three year plans that would still be available. We and certain other carriers impacted by this pricing increase opposed this increase through advocacy efforts with the FCC. The proposed tariff change was withdrawn in early 2014, but a similar change could be proposed again that could have an adverse impact on our special access costs.
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
We and other carriers are required to make contributions to the federal Universal Service Fund, which provides support to promote access to telecommunications services at reasonable rates for those living in rural and high-cost areas, income-eligible consumers, rural health care facilities, schools and libraries. In 2012, the FCC established the Connect America Fund to support broadband access. The FCC is currently investigating a new assessment mechanism. We cannot yet determine the impact this proceeding will have on us. Universal Service Fund rates can change from quarter to quarter, which can result in fluctuations in voice services revenue.

The FCC released an order in November 2011, which establishes a transition by July 2017 of all terminating intercarrier compensation rates to “Bill and Keep,” meaning that the exchange of traffic would generate no revenue or expense, with intermediate rate step-downs beginning in July 2012. As required by this order, we lowered the rates we charge other carriers. Further rate reductions will occur in July of each year through 2017. As a result of the rate reduction, we lost approximately $4.0 million in intercarrier compensation revenue in the year ended December 31, 2013 and expect intercarrier compensation to decline approximately $4.0 million in the year ended December 31, 2014 compared to 2013. Intercarrier compensation revenue, comprised of switched access revenue and reciprocal compensation revenue, represented 2% of our total revenue for the year ended December 31, 2013.
Pole Attachments. In April 2011, the FCC adopted reforms to its pole attachment rules that generally require parity in pole attachment rental rates between cable television attachments and telecommunications attachments and streamlined the process for gaining access to utility company pole attachments. The order was challenged by a number of utility companies but upheld in a February 2013 appellate court order. The order resulted in some reductions in the rates we pay.
State and Local Regulation
We have obtained the required authorizations to provide intrastate telecommunication services in 42 states and the District of Columbia. These authorizations cover traditional voice services, private line services as well as switched access. We provide Internet access and interstate private line-type services throughout our service area that do not require individual state certifications.

Additionally, where we have placed facilities in the public right-of-way, we have obtained the necessary permits, licenses and or franchises from local authorities.
Intercarrier Compensation. Most states continue to have jurisdiction over pricing of originating intrastate switched access. Increasingly, states have been reassessing this pricing for both ILECs and CLECs. Currently, 17 states in which we provide switched services have benchmarking rules that limit the switched access rates that we charge other carriers. The recent FCC Intercarrier Compensation Order (see "Federal Regulation--Intercarrier Compensation and Universal Service Fund”) requires all intercarrier compensation rates to transition to Bill and Keep ending July 1, 2017. States are responsible for ensuring that LECs reduce state switched access rates in accordance with the FCC Order.
Permits Licenses and Franchises. We may be required to obtain street opening and construction permits and other rights-of-way from municipal authorities in order to install and expand our network in certain municipalities. In some cities, our fiber lessors, licensors or subcontractors already possess the requisite authorizations to construct or expand our network. Any increase in the difficulty or cost of obtaining these authorizations and permits could adversely affect us, particularly in locations where we compete with companies that already have the necessary permits.
In some of the metropolitan areas where we provide network services, we pay right-of-way or franchise fees based on a percentage of gross revenue or other measures such as fees per linear foot of fiber that we install. Municipalities that do not currently impose fees may seek to do so, and renewals of existing franchises may result in increased fees. Under the Telecommunications Act of 1996 (the “1996 Act”), municipalities are required to impose such fees on a competitively neutral and nondiscriminatory basis. Municipalities that have fee structures that favor the ILECs may or may not conform their practices in a timely manner or without legal challenges by us or other CLECs. Moreover, ILECs with which we compete may be exempted from such local franchise fee requirements by previously enacted legislation that allows the ILECs to utilize rights-of-way in various localities without having to pay franchise fees to local governments.

We are party to various regulatory and administrative proceedings in the ordinary course of business. Subject to the discussion above, we do not believe that these proceedings will have a material adverse effect on our business.

Employees
We had 3,397 and 3,147 employees as of December 31, 2013 and 2012, respectively.

Item 1A.	Risk Factors
We may be unable to sustain our revenue growth rate and increase our cash flow despite the implementation of several initiatives designed to do so.
Our objective is to increase our revenue growth, cash flow and margins in order to continue to build shareholder value. We have pursued and continue to pursue several growth initiatives, including:

•	Expanding our sales reach through an increase in our sales and support resources with focus on acquiring new skills including technical IT knowledge;

•	Investing in new technologies to deliver new and innovative capabilities to drive sales of data and Internet services;

•	Further advancing our network and systems functionality and increasing automation to increase efficiencies, capabilities and to enable more dynamic customer connections;

•	Targeting customer care initiatives to improve customer retention and satisfaction; and

•	Continuing the expansion of our network reach in existing, adjacent and new markets to reach more customers.
These investments have pressured our margins and may continue to do so until we can achieve the anticipated revenue growth from these initiatives. Our ability to manage and achieve the intended benefits of this expansion depends on many factors, including our ability to continue to:

•	Attract new customers and sell new services to existing customers;

•	Employ new technologies and remain competitive with technologies adopted by competitors;

•	Remain competitive against much larger carriers, other CLECs and cable companies;

•	Attract the sales and technical personnel that we need to carry out our plans; and

•	Acquire facilities from other carriers at a reasonable price with acceptable service quality to serve customer locations that are not directly connected to our network.
There is no assurance that our growth initiatives will result in their intended objective of improvements in our results of operations. Factors such as customer disconnections, adverse economic conditions, price competition and declining prices, among other risks, could adversely affect our ability to sustain revenue and margin growth unless we can sell and install growing volumes of services to outpace those impacts.
In November 2013, we announced a strategic market expansion to increase our metropolitan fiber route miles by nearly 17% into five new markets and in 27 existing markets. As part of this expansion, we are also increasing our regional fiber footprint for greater capacity, increased network control and more cost effective connectivity. We expect that the higher investment and expense associated with our market expansion will pressure our margins and cash flow in the near term until we are able to accelerate our future revenue growth by consistently achieving higher service installations in these markets. While we expect to launch our new routes and markets throughout 2014 as we integrate and connect the new fiber with our existing infrastructure, we could experience unforeseen delays in this process. Even if we are successful in rapidly integrating the new fiber into our network, there can be no assurance that our market expansion will increase our revenue growth, cash flow and margins.
The market for our services is highly competitive, and many of our competitors have significant advantages that may adversely affect our ability to compete with them.
We operate in an increasingly competitive environment, and some companies may have competitive advantages over us. Most ILECs offer many services that are substantially similar to the services we currently offer and may in varying degrees benefit from:

•	Their name recognition;

•	Greater financial and technical resources;

•	Larger networks and broader network coverage;

•	The ability to internally provide other services that complement the services that they offer in competition with ours;

•	Their wireless service offerings;

•	The ability to leverage customers’ total expenditures with them by providing lower prices for bundled service offerings and subsidizing services that compete with ours; and

•	Regulatory decisions that decrease regulatory oversight of ILECs.
We also face competition from other CLECs and cable companies. The cable companies currently are primarily competing for smaller business customers and single-site Ethernet applications with what we believe is very aggressive pricing; however, to the extent that they expand their network coverage and product offerings there will likely be additional competition for the larger enterprise customers that we target. Consolidations involving ILECs, CLECs, cable companies and others may result in fewer, but much larger and more effective competitors.
Competitive pressure and new technologies in our industry are generally resulting in lower prices for more bandwidth. Price cutting or other aggressive attempts by other carriers to retain customers may pressure our pricing or require us to reduce prices for existing services upon contract renewals, thereby reducing our revenue and margins. In some of the markets in which we operate, we may experience increased competition for the medium and large enterprise customers that we target, which could adversely affect our revenue and margins. New technologies could create additional competition in the future from different types of competitors.

The economic environment in the U.S. and globally could affect our future operating results.
Our business has navigated through several major economic downturns, the most recent in 2007, where we experienced  longer sales cycles, decreased sales and higher customer disconnections that dampened our revenue growth. Economic uncertainty caused by economic policies, political unrest or other factors or a slowing of growth in the economy could increase our customer disconnections of service and bad debt, prices and sales may decline or sales may be delayed due to decreased demand for our services, customer cash flow constraints, customer credit deteriorations and other factors. Unfavorable economic conditions could also prevent us from achieving the benefits of capital investments in our business that we have made for future growth. Our operating results and financial condition could be materially and adversely affected if there were to be a material adverse change in any of these factors. Our revenue, margins and cash flow are subject to fluctuations in the ordinary course of business due to the timing of sales and installations, disputes and dispute resolutions, pricing declines upon contract renewals, expense and capital expenditures and seasonality in sales and usage-based services. A return to recession or a further slowing of the economy could amplify the effect of those normal fluctuations on our results.
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
We have substantial business relationships with a few large customers, especially other carriers. Our 10 largest customers accounted for approximately 18% of our total revenue in 2013. The highly competitive environment in the long haul carrier sector and technological changes have challenged the growth prospects of some of our carrier customers and the economic environment, competition and other factors have impacted some of our enterprise customers and could lead to reductions in our revenue in the future. Ongoing consolidation in the telecommunications industry could result in the consolidated companies disconnecting some of the services they purchase from us or buying fewer services from us than the pre-consolidation companies. In addition, our revenue from these customers could be impacted by competitive pricing pressure and by customers' heightened cost-cutting initiatives.
As is typical in our industry, our service agreements with customers that have already satisfied their initial terms are subject to termination by the customer on short notice and do not require the customer to maintain the services at current levels. After expiration of their current agreements, customers may not choose to continue to purchase the same services or level of services.
Our revenue churn, defined as the average lost recurring monthly billing from customers’ partial or complete service disconnections (excluding pricing declines upon contract renewals and lost usage revenue), was 0.9% of total monthly revenue in each of the years ended December 31, 2013, 2012 and 2011. We experience customer and service disconnections in the normal course of business primarily associated with price competition from other providers, industry consolidation, customer network optimization, customers moving facilities to other locations, cost cutting, business contractions and customer financial difficulties. We believe that the economic downturn contributed to higher churn levels in 2008 and 2009. While we experienced improvements in churn starting in 2010, we do not know whether these churn results are sustainable and cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections. Replacing this revenue with new revenue from other customers may be difficult and more costly. Further, we expect revenue will continue to be impacted by pricing declines to current market levels for existing customers that renew services with expired terms.
If we do not adapt to rapid changes in the telecommunications industry and continue to offer services that satisfy customers’ needs, we could lose customers or market share.
The telecommunications industry continues to experience rapid and significant changes in technologies and architectures to deliver new services to customers and to deliver existing services more cost-effectively. We expect that new technologies will continue to enable advances in our customers’ IT environments that create new demand drivers. We believe that our future success will depend in part on our ability to anticipate and respond to the rapidly changing needs and demands of our customers on a timely basis and to compete with our competitors' offerings. Our failure to obtain and integrate new technologies and applications, and develop new service offerings to meet those customer needs or to keep pace with or exceed the service capabilities of our competitors could impact the breadth of our service portfolio, resulting in less competitive and compelling offerings that could impair our ability to attract and retain customers. We may be unable to keep pace with competitive offerings without making significant additional capital investments or adversely affecting our margins. To successfully develop and integrate new technologies, applications and services, we also must ensure that our employees have the skills and knowledge required to effectively develop and implement new offerings and support systems and that we effectively manage transitions to increased automation in our business. Our failure to effectively manage change in our organization could impair our ability to compete effectively with competitors in our rapidly evolving industry.

Revenue from certain of our more traditional products such as dedicated network services and certain voice services is growing slowly or is declining. As a result, our overall revenue growth is driven primarily by our Ethernet, Internet, and managed services and we must continue to develop those and other next generation services in order to continue to grow our revenue. New product development is often capital intensive and may pressure margins until the new products begin to generate substantial revenue. New products that are largely software based are increasingly complex and may require more customer support and additional systems development. In addition to investing in new technologies, we must replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. If we do not properly manage this process, including the migration of customers to our newer technologies, we may lose customers and market share, and our margins and returns could be adversely affected.
We may be adversely affected by changes in the regulation of special access services or by the FCC's failure to regulate Ethernet services offered by the ILECs as special access.
We purchase special access circuits and other services from ILECs to expand the reach of our network. If the special access services we buy from the ILECs were to be further deregulated or if the FCC failed to regulate certain Ethernet services offered by the ILECs as special access, ILECs would have a greater ability to continue to increase the prices and reduce the service quality of special access services they sell to us. Competitive pressures or fixed term contracts may preclude us from passing those costs on to customers. As the prices we must pay for special access services increase, our margins may be adversely affected. A change in the regulations governing special access services could also reduce the likelihood that ILECs will sell us special access on reasonable terms and conditions.
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
The FCC is reviewing its regulation of interstate special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. We have advocated that the FCC modify its special access pricing flexibility rules to return certain services to price-cap regulation to protect against unreasonable price increases. We cannot predict when the FCC will act on interstate special access pricing regulation or the impact of any such action. The FCC has also granted petitions for forbearance from regulation of certain special access services, including Ethernet services offered by ILECs as special access with the result that prices for the Ethernet and OC-n high capacity data services of the petitioning carriers are no longer regulated and can increase. We continue to pursue commercial arrangements with the ILECs for these services on acceptable terms and conditions. However, without some regulation of ILEC special access services, there is no assurance that we will be able to obtain reasonable pricing, terms and conditions for these services that will allow us to competitively price our services or obtain acceptable service quality for unregulated ILEC services. We expect that the ILECs will continue to advocate deregulation of all forms of special access services, and we cannot predict the outcome of the FCC’s proceedings in this regard. As a result, we cannot assure that we will continue to be able to obtain special access services at reasonable rates or on a timely basis or that the service quality we receive will be acceptable. If we experience difficulties in obtaining high-quality, reliable, and reasonably priced service from the ILECs, and are unable to obtain the same services from other carriers, we may be at a competitive disadvantage or our margins may be adversely affected.
Our substantial existing debt and debt service requirements could impair our financial condition and our ability to fulfill our obligations under our debt agreements.
As of December 31, 2013, our total debt and capital lease obligations were approximately $1.9 billion. Our level of debt may affect our operations and our ability to make payments on our outstanding indebtedness. Subject to certain covenants in our credit agreement and the indentures for our outstanding senior notes, we may incur significant additional indebtedness in the future. Our substantial indebtedness could, for example:

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
The development and expansion of our network requires substantial capital investment. If this capital is not available when needed, our business could be adversely affected. Our 2013 capital expenditures were $501.9 million, or $382.1 million excluding the capital lease commitment for our strategic market expansion, and our estimate of our 2014 capital expenditures is $440 million to $460 million. We also expect to have substantial capital expenditures thereafter. We also expect to continue to repurchase our shares, subject to market conditions or other factors. Based on current assumptions, we expect to generate sufficient cash from operations along with available cash, cash equivalents and investments of $479.0 million and borrowing capacity under our Revolver of $100 million to provide sufficient funds to meet our expected capital expenditure and liquidity needs to operate our business and service our debt for the foreseeable future. However, we may be required to seek additional financing to satisfy our cash needs if:

•	Our business plans and cost estimates are inaccurate;

•	We are not able to generate sufficient cash flow from operations to service our debt, fund our capital expenditures and finance our business operations;

•	We experience a significant reduction in demand for our products or an acceleration of customer disconnections;

•	We experience unanticipated losses or liabilities;

•	We decide to significantly accelerate the expansion of our business and existing network; or

•	We wish to consummate acquisitions, mergers, joint ventures or other strategic transactions that require incremental capital.
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
In addition, the lenders under our Revolver could refuse to lend funds if we are not in compliance with our financial covenants, such as leverage and interest coverage ratios that are primarily derived from the financial measure that we define as Modified EBITDA (see note 4 to Item 6. “Selected Financial Data”), debt levels and interest expense. A lack of revenue growth, revenue losses, pricing declines or rising costs could negatively impact our Modified EBITDA margins and cause our failure to meet the minimum required ratios. Even if we meet the conditions for borrowing under the Revolver, we may be unable to draw upon the entire commitment if any of our lenders are unable to perform their obligations to advance funds due to their own financial difficulties.
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
Over time, FCC and state regulations have resulted in reducing our switched access and reciprocal compensation revenue. In November 2011, the FCC adopted an order providing for terminating intercarrier compensation rates to transition to Bill and Keep over a six year period beginning in July 2012 that will decrease both our intercarrier compensation revenue and our intercarrier compensation expense. As required by the order, we lowered the rates we charge other carriers, and further rate reductions will occur in July of each year through July 2017. As a result of the FCC order, we lost approximately $4.0 million in intercarrier compensation revenue in the year ended December 31, 2013 and expect to lose approximately $4.0 million in the year ended December 31, 2014 compared to 2013. These reductions are also expected to pressure margins. There is no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources.

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
Our senior management has performed effectively as a team over a considerable period of time. Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel, including technical personnel. We have not experienced significant turnover among these employees. The loss or unavailability of members of our senior management team or key employees could cause disruption to our business. We cannot assure that we would be able to successfully implement our succession plans or identify or employ qualified replacements for senior management or key employees on acceptable terms if their services are no longer available. Unanticipated turnover may also adversely affect the performance of our senior management team or other internal organizations. In addition, our development of new services and support systems is dependent in part upon hiring and retaining the specific technical skills that we require, which may be in short supply.
Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent us from using technology necessary to provide services or subject us to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on our business, financial condition or results of operations.
Some of our services use intellectual property that we have developed. Our network, services and back office also use equipment and software that we purchase or license from suppliers, which use their intellectual property. As is common in our industry, we and some of our suppliers have received, and may receive in the future, assertions and claims from third parties that the products or software that we or our suppliers use infringe on the patents or other intellectual property rights of these third parties. If technology that we use in the provision of our services were determined by a court to infringe a patent or other intellectual property right held by another party, we could be precluded from using that technology, be required to pay significant monetary damages or be required to pay significant royalties to such party to continue to use such technology in the future. We may have to incur substantial attorneys’ fees and costs defending claims that may be asserted against us.
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
We could repurchase shares of our common stock at price levels that prove to be less advantageous than intended.
In November 2011, our Board of Directors authorized a share repurchase program, allowing us to repurchase up to $300 million of our common stock from time to time. We completed this program as of August 6, 2013. In August 2013, our Board of Directors authorized a new $500 million share repurchase program and, as of December 31, 2013, we had repurchased $137.5 million of our common stock under that program. Our current repurchase program does not have an expiration date, but can be withdrawn by our Board at any time. During 2013, we repurchased a total of 14.8 million shares of our common stock under our share repurchase programs at an average price per share of $28.11. We may, depending on our capital allocation strategy, market conditions, and other factors, continue to repurchase shares of our common stock as we seek to return value to stockholders. The prices we pay for share repurchases are based on our best judgment of a variety of factors affecting valuation at the time of the repurchase, including, but not limited to, then current market conditions. However, market conditions and other factors outside of our control can change quickly, with the potential to cause the market price of our shares to decrease, possibly significantly. At any time we choose to repurchase our shares, there is a risk that the market price could decrease in the future. If the market price of our shares were to decrease below the average price that we paid to repurchase our shares during a particular period, it may appear in retrospect that the prices previously paid for our shares were disadvantageous, and the repurchases may prove to be a less efficient use of our capital than we originally anticipated. In addition, to the extent that we use our cash balances for share repurchases, our liquidity could be impacted.
We must obtain access to rights-of-way and pole attachments on reasonable terms and conditions; fiber leases and capacity that are important to our operations may not be renewed.
The development, expansion and maintenance of our network depend, in part, on our ability to obtain rights-of-way and pole attachments as well as certain governmental authorizations and permits. In order to compete effectively, we must obtain such rights, authorizations and permits in a timely manner, at reasonable costs, and on satisfactory terms and conditions. Any increase in the difficulty or cost of obtaining these rights, authorizations or permits could adversely affect us, particularly in areas where we must compete with companies that already have the necessary permits and access.
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

A portion of our services are provided on network fiber facilities licensed or leased from other companies through fiber leases or similar arrangements. The facilities under these agreements have remaining terms generally ranging from 10 years to 20 years and can be terminated earlier by the grantors if we materially breach the agreements or other events of default occur as defined in the agreements. Prior to expiration of the terms of these fiber leases, we likely will have to negotiate for their renewal. We cannot assure that the counterparties will agree on the terms of any renewal or that the terms of any renewal will be favorable to us. If these agreements are not renewed or are terminated for default, we will have no further interest in the fiber or capacity covered by those agreements and will likely need to build, lease or otherwise obtain alternative fiber network capacity.
Recently enacted health care reform legislation, state and local tax charges and increased regulatory fees may increase our costs.
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
Our tax burden has increased and could continue to increase, possibly to a significant degree, due to changes in state and local tax laws imposed by these jurisdictions in an attempt to reduce their budget deficits. These changes could include rate increases, removal of exemptions, suspension of the use of NOLs and other measures to raise their revenue. We cannot predict the degree to which these changes will affect our net income, Modified EBITDA and cash flow.
Additionally, in July 2013 the telephone relay service ("TRS") fees we are required to pay on an annual basis under applicable FCC rules increased by approximately $2.2 million after the FCC set new assessment levels, and the FCC could either further increase or decrease TRS fees in the future. We cannot predict whether future increases in TRS fees will impact our net income, Modified EBITDA and cash flow.
Catastrophic events or other business disruptions could affect our future operating results.
Our operating results and financial condition could be materially and adversely affected if there is a catastrophic event such as a terrorist attack on the United States, or a major earthquake, fire, hurricane, flood or similar event that affects our central offices, corporate headquarters, network operations centers or other facilities. Although we have implemented measures that are designed to mitigate the effects of such events, we cannot predict all of the potential impacts of such events. We maintain insurance coverage for some of these events; however, the potential liabilities or damage associated with these events could exceed our coverage limits. Our inability to operate our networks or operate key systems as a result of such events, even for a limited period of time, may result in significant expenses or loss of customers and associated revenue. Even if our facilities are not impacted directly by a catastrophic event, potential impacts on our suppliers may result in difficulties in obtaining equipment, fiber optics or other network components that may affect our ability to provision new services to customers, expand our networks or replace obsolete equipment.
Our ability to offer residential and content services is limited by our Capacity License Agreements.
Our Capacity License Agreements with the Cable Operations prohibit us from using facilities licensed under those agreements until 2028 to (i) engage in the business of providing, offering, packaging, marketing, promoting or branding (alone or jointly with or as an agent for other parties) any residential services, or (ii) produce or otherwise provide entertainment, information or other content services. Although we do not believe that these restrictions will materially affect our business and operations in the immediate future, we cannot predict the effect of such restrictions in the rapidly changing telecommunications industry. We do not currently have plans to offer residential or content services in any of our service areas.

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
As of December 31, 2013, our cash, cash equivalents and investments are held in financial institutions, U.S. Treasury money market mutual funds, commercial paper and debt securities issued by the U.S. Treasury and other government agencies. We are exposed to risks resulting from deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisers and the investment managers of the money market funds and defaults in securities underlying the funds and investments, which could adversely impact our ability to access these cash balances. We actively monitor the depository institutions and credit quality of the U.S. government and its entities and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents and adjust the cash balances in our accounts as appropriate. We prioritize safety over investment return in choosing the investment vehicles for cash and cash equivalents and investments and have diversified these investments to the extent practical to minimize our exposure to any one investment vehicle or financial institution. This strategy generally results in lower interest income from investments included in cash and cash equivalents and investments. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.

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

We lease network hub sites, central office sites, other facility locations and sales and administrative offices in the cities in which we operate our network. During 2013, 2012 and 2011, rental expense for our facilities and offices totaled approximately $75.3 million, $70.4 million and $64.6 million, respectively. We believe that our properties, taken as a whole, are in good operating condition and are adequate for our business operations. We currently lease approximately 167,000 square feet of space in Littleton, Colorado, where our corporate headquarters is located, approximately 130,000 square feet of space in Greenwood Village, Colorado, where one national operations center ("NOC") and other administrative functions are located, and approximately 48,000 square feet of space in O’Fallon, Missouri, where another NOC is located. In January 2013, we agreed to lease approximately 161,000 square feet of additional space in Lone Tree, Colorado. We currently occupy approximately 33,000 square feet of space at this property and expect to take possession of the remaining 128,000 square feet in 2015 to relocate the Greenwood Village, Colorado NOC to this property.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market under the symbol “TWTC”. The following table sets forth the intraday high and low sales prices for our common stock for each of the quarters of 2012 and 2013 as reported on the NASDAQ Stock Market:

Period	High	Low
2012
First Quarter	$23.00	$19.08
Second Quarter	25.97	20.91
Third Quarter	26.56	23.26
Fourth Quarter	27.86	23.65
2013
First Quarter	$28.02	$24.16
Second Quarter	29.51	24.87
Third Quarter	30.70	28.09
Fourth Quarter	31.89	25.83

Dividends
We have never paid or declared any dividends. We may consider paying dividends in the future to the extent permitted by our debt covenants. Any decision to pay dividends will be made by our Board of Directors in light of conditions then existing, including our results of operations, financial condition and requirements, business conditions, covenants under debt agreements and other contractual arrangements, and other factors. See "Management's Discussion and Analysis-Liquidity and Capital Resources" for additional information regarding our debt covenants that may limit our ability to pay dividends in the future.
Number of Stockholders
As of January 31, 2014, there were 480 holders of record of our common stock.

Performance Graph
The following graph compares total stockholder return on our common stock since December 31, 2008, with the NASDAQ Composite Index (U.S. and foreign companies) and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $8.47 on December 31, 2008, and that the same amount was invested in the NASDAQ Composite Index and the NASDAQ Telecommunications Index. Our closing price on December 31, 2013 was $30.47.
Comparison of Cumulative Total Return on Investment

	Years Ended December 31,
	2008	2009	2010	2011	2012	2013
tw telecom inc.	$100.00	$202.48	$201.30	$228.81	$300.71	$359.74
NASDAQ Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
NASDAQ Telecommunications Index	$100.00	$148.24	$154.06	$134.62	$137.31	$170.29

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents our purchases of equity securities reportable during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1—October 31, 2013	532,401	$30.10	532,401	$450,000,028
November 1—November 30, 2013	912,961	28.46	912,961	424,016,177
December 1—December 31, 2013	2,094,589	29.37	2,094,589	362,505,424
Total	3,539,951		3,539,951
 ___________________

(1)
On August 6, 2013, our Board of Directors authorized a multi-year repurchase program of up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of December 31, 2013, approximately $362.5 million remained available under the authorization.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share and operating data amounts and ratios)
Statements of Operations Data:
Revenue (1):
Data and Internet services	$851,297	$746,297	$646,682	$547,218	$472,647
Voice services	373,666	363,743	338,655	332,870	333,274
Network services	308,818	330,088	350,709	359,169	370,859
Intercarrier compensation	30,120	30,127	30,845	33,914	34,610
Total revenue	1,563,901	1,470,255	1,366,891	1,273,171	1,211,390
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)(2)	658,080	617,553	571,461	528,965	503,960
Selling, general, and administrative (2)	392,132	341,423	325,538	308,470	297,290
Depreciation, amortization, and accretion	308,768	284,292	283,329	289,564	296,167
Total costs and expenses	1,358,980	1,243,268	1,180,328	1,126,999	1,097,417
Operating income	204,921	226,987	186,563	146,172	113,973
Interest expense, net	(95,444)	(92,964)	(87,173)	(80,344)	(83,641)
Debt extinguishment costs	(39,314)	(77)	—	(17,070)	—
Other income	—	—	—	825	—
Income before income taxes	70,163	133,946	99,390	49,583	30,332
Income tax expense (benefit) (3)	33,705	57,058	41,479	(291,295)	11,921
Net income	$36,458	$76,888	$57,911	$340,878	$18,411
Basic income per share	$0.25	$0.51	$0.39	$2.26	$0.12
Diluted income per share	$0.24	$0.50	$0.38	$2.12	$0.12
Weighted average shares outstanding, basic	144,920	147,675	147,247	149,156	148,087
Weighted average shares outstanding, diluted	146,480	150,059	149,349	171,456	149,852
Other Operating Data:
Modified EBITDA (4)(5)	$552,521	$540,579	$497,709	$463,568	$436,658
Modified EBITDA margin (1)(4)(5)(6)	35.3%	36.8%	36.4%	36.4%	36.0%
Net cash provided by operating activities	$438,461	$463,676	$403,588	$385,752	$390,478
Capital expenditures (7)	$501,887	$343,425	$342,731	$321,844	$274,890
Net interest coverage ratio (8)	6.5	8.0	7.8	7.9	6.8
Operating Data (as of the end of each period presented):
Operating networks	75	75	75	75	75
Fiber connected buildings, on-net (9)	20,255	17,948	15,438	13,230	11,598
Employees	3,397	3,147	3,051	2,975	2,870
Balance Sheet Data (as of the end of each period presented):
Cash and cash equivalents	$284,419	$806,728	$353,394	$356,922	$445,907
Investments	194,576	167,564	131,525	118,672	24,865
Property, plant, and equipment, net	1,694,956	1,492,246	1,427,212	1,356,612	1,294,372
Total assets	2,922,460	3,223,737	2,708,226	2,650,954	2,328,462
Long-term debt and capital lease obligations	1,916,775	1,384,242	1,352,820	1,338,297	1,300,370
Total debt and capital lease obligations	1,949,245	1,759,211	1,360,553	1,345,499	1,307,939
Total stockholders’ equity	$636,069	$1,111,939	$1,005,721	$966,641	$644,388
Leverage ratios (10):
Gross	3.6	3.3	2.8	3.0	3.1
Net	2.7	1.5	1.8	2.0	2.1

___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $83.2 million, $79.8 million, $63.5 million, $51.3 million and $40.0 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

(2)	Includes the following non-cash stock-based employee compensation expense:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Operating	$2,178	$1,904	$2,327	$3,261	$3,654
Selling, general, and administrative	36,654	27,396	25,490	24,571	22,864

(3)	Includes a non-cash income tax benefit of $299.0 million for the year ended December 31, 2010 to recognize the value of tax assets.

(4)
“Modified EBITDA” is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation, amortization and accretion expense, interest expense, interest income, debt extinguishment costs, other income (loss), impairment charges, income tax expense (benefit), cumulative effect of change in accounting principle, and non-cash stock-based employee compensation expense. Not all of these items occur in each reporting period, but have been included in the definition based on historical activity. Modified EBITDA is not intended to replace operating income (loss), net income (loss), cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States. Rather, Modified EBITDA is a measure of operating performance and liquidity that investors may consider in addition to such measures. Other companies may define Modified EBITDA or similar terms differently. Our management believes that Modified EBITDA is a standard measure of operating performance and liquidity that is commonly reported and widely used by analysts, investors and other interested parties in the telecommunications industry because it eliminates many differences in financial, capitalization and tax structures, as well as non-cash and non-operating charges to earnings. We believe that Modified EBITDA trends are a valuable indicator of whether our operations are able to produce sufficient operating cash flow to fund working capital needs, service debt obligations and fund capital expenditures. We currently use Modified EBITDA for these purposes. Modified EBITDA also is used internally by our management to assess ongoing operations and is a measure used to test compliance with certain covenants of our senior notes, our Revolver and our Term Loan. The definition of EBITDA under our Revolver, our Term Loan and our senior notes differs, but not materially, from the definition of Modified EBITDA used in this table. Modified EBITDA as used in this document may not be comparable to similarly titled measures reported by other companies due to differences in accounting and disclosure policies.

(5)	The reconciliation between net income and Modified EBITDA is as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Net income	$36,458	$76,888	$57,911	$340,878	$18,411
Income tax expense (benefit)	33,705	57,058	41,479	(291,295)	11,921
Interest income	(692)	(793)	(545)	(608)	(360)
Interest expense	96,136	93,757	87,718	80,952	84,001
Debt extinguishment costs	39,314	77	—	17,070	—
Other income	—	—	—	(825)	—
Depreciation, amortization and accretion	308,768	284,292	283,329	289,564	296,167
Non-cash stock-based compensation	38,832	29,300	27,817	27,832	26,518
Modified EBITDA	$552,521	$540,579	$497,709	$463,568	$436,658

The reconciliation between net cash provided by operations and Modified EBITDA, as a measure of liquidity, is as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Net cash provided by operations	$438,461	$463,676	$403,588	$385,752	$390,478
Income tax expense (benefit)	33,705	57,058	41,479	(291,295)	11,921
Deferred income taxes	(30,738)	(48,559)	(35,756)	293,529	(9,175)
Interest income	(692)	(793)	(545)	(608)	(360)
Interest expense	96,136	93,757	87,718	80,952	84,001
Discount on debt, amortization of deferred debt issue costs and other	(10,727)	(25,469)	(23,388)	(21,404)	(20,036)
Changes in operating assets and liabilities	26,376	909	24,613	16,642	(20,171)
Modified EBITDA	$552,521	$540,579	$497,709	$463,568	$436,658

(6)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

(7)	Capital expenditures for the year ended December 31, 2013 included $119.8 million for a long-term fiber lease related to our strategic market expansion for which the fiber has yet to be installed.

(8)
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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Interest expense	$96,136	$93,757	$87,718	$80,952	$84,001
Discount on debt and amortization of deferred debt issue costs	(10,726)	(25,486)	(23,473)	(21,417)	(19,418)
Interest income	(692)	(793)	(545)	(608)	(360)
Net cash interest expense	$84,718	$67,478	$63,700	$58,927	$64,223

(9)	During 2012, building additions include an increase of 532 previously connected buildings identified during alignment of key operating systems.

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
Overview
We are a leading national provider of managed network services, specializing in business Ethernet, data networking, converged, IP VPN, Internet access, voice, including VoIP, and network security services to enterprise organizations, including public sector entities, and carriers throughout the U.S., including their global locations. Our revenue is derived from business communication services, including data, high-speed Internet access, network and voice services. Our customers include enterprise organizations in a wide variety of industry segments including, among others, the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data centers, cloud application providers, public sector entities, system integrators and communications service providers, including ILECs, CLECs, wireless communications companies and cable companies.
Through our subsidiaries, we serve 75 metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of December 31, 2013, our fiber network spanned over 30,000 route miles (including approximately 23,000 metropolitan route miles) connecting to 20,255 buildings served directly by our metropolitan fiber facilities. Included in the total buildings served directly by our local fiber facilities are approximately 470 third party data centers across the country where customers deploy their own equipment or connect to cloud application providers. In 2013, we added approximately 2,300 new buildings directly connected to our network. In addition, we are able to extend our reach beyond our fiber networks by providing off-network solutions to customers within and outside our 75 markets. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers. Unless otherwise indicated, information contained in this Annual Report on Form 10-K regarding our U.S. metropolitan markets and fiber network route miles does not give effect to our strategic market expansion discussed below.
In November 2013, we announced a strategic market expansion, which we expect to increase our addressable market by expanding our metropolitan fiber route miles by approximately 17%, including entry into five new markets and accelerating density of our metropolitan fiber footprint in 27 existing markets. The new markets are Boston, Philadelphia, Cleveland, Richmond and Salt Lake City. As part of this expansion, we are also increasing our regional fiber footprint for greater capacity, increased network control and more cost effective connectivity. To facilitate this expansion, we entered into long-term capital leases for fiber that we plan to light with our own electronics. The initial term of the leases is 20 years, with two ten-year renewals at our option, and automatic annual renewals thereafter until termination by either party. We plan to integrate our expanded fiber with our networks, technology, data and tools by the end of 2014 in order to be able to provide our advanced services to those areas, and throughout 2013 to activate new routes in our new and existing markets for sales of services to our customers. We recognized a right-to-use asset and corresponding capital lease obligation of $119.8 million in the three months ended December 31, 2013, representing the present value of the minimum commitment under the fiber leases, which are expected to result in aggregate committed lease payments over the initial 20 year lease term of $216.5 million.

Revenue Trends
Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed. The percentage of revenue by customer type for each of the past three years is as follows:

	Revenue
	2013	2012	2011
Enterprise / End Users	80%	79%	77%
Carrier	18%	19%	21%
Intercarrier Compensation	2%	2%	2%
	100%	100%	100%

Total Revenue
Our revenue has grown sequentially for the past 37 consecutive quarters through December 31, 2013, including throughout various economic cycles. Our annual year-over-year revenue growth rate increased over each of the years ended December 31, 2010, 2011 and 2012 and was 5.1%, 7.4% and 7.6%, respectively. These higher year-over-year revenue growth rates were primarily due to increased demand, low revenue churn and an increase in certain taxes and fees that are reported on a gross versus net basis in revenue and expense. We also believe that our new and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to our growing revenue.
In 2012, we began to experience lower year-over-year quarterly revenue growth rates compared to the same periods in the prior year and continued to experience a lower year-over-year revenue growth rate in the three months ended December 31, 2013. In addition, our 2013 annual revenue growth rate of 6.4% was lower than the prior year. In 2013, we commenced several growth initiatives focused on increasing sales to capture growing market demand and share and designed to increase our revenue growth rate. In the second half of 2013, we had higher growth in our sales, or "bookings" (i.e., signed contracts), and service installations year over year, which we believe was the result of our growth initiatives. Accordingly, we expect our 2014 revenue growth rate to be higher than our 2013 revenue growth rate, absent unforeseen circumstances, although we may experience fluctuations in our quarterly revenue growth rates.
Due to the time required to obtain or build necessary facilities, obtain rights to install equipment in multi-tenant buildings and other factors related to service installation, some of which are not within our control, there is often a lag between the time that a sale is made, and the time revenue commences. Our installation intervals are generally longer for more complex solutions delivered to our customers. In some situations, the timing of service installations may be subject to factors that our customers control, such as their readiness for us to install equipment on their premises or the readiness of their equipment. Due to all of these factors, installation intervals may range between two weeks for single-site, less complex services to 6 to 12 months or longer for more complex solutions.
We believe that increasing our rate of revenue growth will depend on increasing sales and service installations to keep pace with the growing total base of revenue, retaining revenue from existing customers and a stronger economy. We expect our future revenue growth to be driven in part by the increasingly web-based economy and developing IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our advanced service capabilities and national footprint will drive more demand for our existing Ethernet, managed and Internet service suites, enhance our future data and Internet services revenue growth and enable us to serve more customers with multi-point, multi-city locations.
Enterprise Customer Revenue
Revenue from enterprise customers has increased sequentially for the past 46 consecutive quarters through December 31, 2013 and increased 9.4%, 10.5% and 8.2% for the years ended December 31, 2011, 2012 and 2013 over the respective prior years primarily due to increased installations of our data and Internet services such as business Ethernet, managed and Internet services. Revenue from our enterprise customers represented 80% of our total revenue for the year ended December 31, 2013. We expect our future revenue growth to come primarily from enterprise customers, including our current customer base, largely due to our advanced network capabilities, growth initiatives, including the expansion of our sales and sales support personnel and services portfolio, and strategic market expansion.
Carrier Customer Revenue
Our carrier revenue represented 18% of total revenue for the year ended December 31, 2013. Carrier revenue has been declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by higher installed sales of Ethernet services to carriers to serve their end users’ needs. Carrier revenue from wireless providers represented 28% and 30% of total carrier revenue for the years ended December 31, 2013 and 2012, respectively. We expect that our expanded service offerings to our wholesale customers will continue to contribute to carrier revenue; however, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, network grooming and carrier consolidation that inhibits the growth rate of carrier revenue. We expect these impacts on our carrier revenue to continue and to fluctuate from quarter to quarter.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, which consists of switched access services and reciprocal compensation, represented 2% of our total revenue for the year ended December 31, 2013, and is expected to decline in the future as a percentage of total revenue due to federal and state mandated rate reductions for terminating traffic and changes in the regulatory regime for intercarrier compensation. Under a 2011 FCC order, intercarrier compensation rates are declining over a six-year period that began in 2012 with rate decreases occurring in July of each year through 2017. These rate decreases resulted in an approximately $4.0 million decline in intercarrier compensation revenue in the year ended December 31, 2013 compared to 2012 and we expect to lose approximately $4.0 million in the year ended December 31, 2014 compared to 2013 that we believe may be somewhat offset by growth in minutes of use. In addition, we expect that intercarrier compensation revenue will fluctuate based on variations from period to period in minutes of use originating and terminating on our network and fluctuations in carrier settlements.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and network grooming, business contractions, financial difficulties and consolidation, among other reasons. Revenue churn was 0.9% of monthly revenue in each of the years ended December 31, 2011, 2012 and 2013, reflecting improvement from the last recessionary period. We believe that this improvement in revenue churn is a result of improved economic conditions as well as our expanded service portfolio, measures we put in place to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for each of the years ended December 31, 2011, 2012 and 2013. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. If we experience another adverse economic cycle, we could experience higher revenue churn that would likely negatively impact our revenue growth. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.

Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 1.0%, 1.0% and 0.9% for the years ended December 31, 2011, 2012 and 2013, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
Pricing
We experience significant price competition from the ILECs, CLECs and cable companies across our service categories that impacts our revenue. We also believe that technology advancements over the years in the telecommunications industry have resulted in lower unit costs for some electronics and equipment that drives customer demand for higher bandwidth at the same or lower prices.

Service agreements in our industry typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing is frequently reduced to current market levels as a renewal incentive. The impact of those price reductions on our revenue may fluctuate from quarter to quarter. In addition, during the terms of agreements, customers often purchase additional services or increase or decrease the bandwidth of existing services, subject to applicable early termination charges, depending on their business needs. In some cases, the impact of re-pricing is mitigated by customers' purchases of additional bandwidth or services.
Expenses and Modified EBITDA Trends
Pricing of Special Access Services
We purchase a substantial amount of special access services primarily from ILECs to expand the reach of our network.  While these ILEC services are regulated in part, the ILECs are advocating before the FCC for less regulation (see "Business--Regulatory Environment"). If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to increase the prices and reduce the service quality of special access services they sell to us. As the prices we must pay for special access services increase, our margins may be pressured.
Modified EBITDA Trends and Growth Initiatives
We regularly implement various initiatives designed to expand our revenue growth, Modified EBITDA margin (see Note 6 to the table under "Item 6. Selected Financial Data" for a definition of Modified EBITDA margin) and cash flow that require both capital and operating investments, which can temporarily impact our Modified EBITDA margin until growth in revenue absorbs the increased costs. We believe that these initiatives resulted in growth of our revenue, Modified EBITDA margin and cash flows during the three years ended December 31, 2012.
Modified EBITDA (see Note 4 to the table under Item 6. Selected Financial Data for a definition of Modified EBITDA) grew 7.4%, 8.6%, and 2.2% in the years ended December 31, 2011, 2012 and 2013, respectively, each compared to the prior year. Modified EBITDA margin was 36.4%, 36.8% and 35.3% for the years ended December 31, 2011, 2012 and 2013, respectively. These margins reflected the absorption of increased costs for network access due to higher prices and greater off-network reach and costs associated with growth initiatives designed to increase the rate of revenue growth, including further expansion of our sales and support staff and IT and technical personnel. These margins were also impacted by the dilutive effect of certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the consolidated financial statements). Costs associated with growth initiatives had a greater impact on Modified EBITDA margin in the year ended December 31, 2013 than in the years ended December 31, 2012 and 2011.
In 2013 our growth initiatives required both capital and operating investments and we expect to continue these investments in 2014, including hiring additional sales, support and other operational personnel to support our strategic market expansion. Our capital investments in support of our growth initiatives include new service development, automation and strategic network expansions to reach additional customers.
The majority of the decline in Modified EBITDA margin for the year ended December 31, 2013 compared to the prior year, was the result of the costs associated with our growth initiatives. We expect the continued investments and expenses associated with our growth initiatives and market expansion (see "Overview" above) will continue to pressure our Modified EBITDA margin and cash flow in the near term until we can achieve consistently higher service installations and an acceleration of our rate of revenue growth sufficient to absorb these higher costs. While these initiatives and market expansion are designed to increase sales in the longer term to accelerate our future revenue growth rate, we cannot assure that these and other initiatives will be sufficient to achieve our objectives of increased revenue growth, margins and cash flow or the timing of such anticipated benefits.
We believe that future margin expansion will come from higher service installations, further leveraging our on-network facilities and increasing the network density of our less mature markets, since over the long term we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions and other network expansions. We believe that our strategic market expansion within our existing markets gives us an opportunity to accelerate the increase of network density in many of our existing markets which, if successful, we expect to lead to margin improvement and stronger cash flow generation over time.
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
Goodwill
We perform impairment tests at least annually on all goodwill as required by relevant accounting standards, which require goodwill to be assigned to a reporting unit and tested using a consistent measurement date. For purposes of testing goodwill for impairment, our goodwill has been assigned to our one consolidated reporting unit and our test is performed in the fourth quarter of each year or more frequently if impairment indicators arise.
In reviewing goodwill for impairment we have the option to (i) assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or (ii) bypass the qualitative assessment and proceed directly to a quantitative assessment. For our assessment in the year ended December 31, 2013, we opted to bypass the qualitative assessment and proceed directly to the quantitative assessment, which utilizes a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.
Considerable management judgment is necessary to estimate the fair value of our reporting unit and goodwill. We determine the fair value of our reporting unit based on the income approach, using a discounted projection of future cash flows which includes a five-year annual discounted cash flow (“DCF”) analysis with a terminal value to value the long-term future cash flows. This DCF analysis was used solely for the purpose of evaluating our goodwill for impairment and should not be interpreted as our prediction of future performance. The assumptions used in our DCF analysis are consistent with the assumptions we believe hypothetical marketplace participants would use. With respect to our DCF analysis, the timing and amount of future cash flows requires critical management assumptions, including estimates of expected future revenue growth rates, Modified EBITDA contributions, expected capital expenditures and an appropriate discount rate and terminal value. Our growth rate assumptions for this purpose are based on product and technology investments, fiber network expansions, changes in our underlying cost structure, market trends and historical results, among other items. In determining the fair value of our reporting unit for purposes of our assessment for the year ended December 31, 2013, we considered our five-year historical cumulative annualized growth rates for unlevered free cash flow (Modified EBITDA less capital expenditures) of 5.1%, excluding a large capital lease commitment and integration and branding costs that are not expected to recur. We applied a terminal multiple to estimated year five Modified EBITDA based on our long-term cash flow growth expectations, which considers our expected operating performance and industry performance, to determine terminal value. The terminal value represents a significant portion of the resulting fair value of our reporting unit and therefore we compared the results to a growth model that estimates the value of future cash flow to perpetuity to assess the reasonableness. Projected cash flows were discounted to their present value using a discount rate of 8%, which represents a market-based participant weighted average cost of capital and may reflect the rate of return an outside investor would expect to earn. To corroborate the reasonableness of the resulting fair value of our reporting unit, we also considered our market capitalization at the date the test was performed.
The determination of fair value requires significant estimates and assumptions, which are subject to inherent uncertainties. Although our cash flow projections over the most recent three-year period have been reasonable compared to our actual results, actual results may vary significantly from estimates. Our methodology for our 2013 assessment was consistent with the methodology used in the prior year period. Our 2013 assessment resulted in the determination that the carrying value of our reporting unit does not exceed its fair value.
To assess the sensitivity of the assumptions used in our DCF analysis, we applied reductions of 20% to our critical estimates to test for impairment, which we believe represents a reasonable change to our assumptions. When we applied a hypothetical two percentage point increase in the weighted average cost of capital, the resultant reduction in our fair value calculation would not have resulted in an impairment under our 2013 assessment. To assess the sensitivity of our future cash flow estimates including the terminal value used to derive the reporting unit’s fair value, we applied a hypothetical reduction of 20% to the estimated fair value of our reporting unit. The resultant reduction in fair value would not have resulted in an impairment under our 2013 assessment. We are not aware of any reasonably likely changes in our assumptions that would result in an impairment.
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

Although events and circumstances in 2013 did not indicate that the carrying amount of such assets may not be recoverable, we performed a recoverability test.  Our 2013 assessment did not result in any impairment charges. A hypothetical 20% reduction in our projected Modified EBITDA for each region would not have resulted in an impairment as of December 31, 2013.
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
Management estimates and accrues for its estimate of probable losses associated with regulatory and other contingencies. These estimates are based on assumptions and other considerations including expectations regarding regulatory rulings, historic experience and ongoing negotiations. We evaluate these reserves on an ongoing basis and make adjustments as necessary. A 10% unfavorable or favorable change in the estimates used for such reserves would have resulted in approximately a $6.1 million decrease or $3.8 million increase, respectively, in net income for the year ended December 31, 2013.
Deferred Tax Accounting
We have had a history of NOLs for tax purposes. When it is more likely than not that all or some portion of deferred tax assets may not be realized, we establish a valuation allowance for the amount that may not be realized. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets.
We believe it is more likely than not that deferred tax assets resulting from NOLs subject to certain limitations and those that require future income of special character will not be realized. Additionally, we have certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance. Therefore, we continue to maintain a valuation allowance against deferred tax assets totaling $27.0 million.
As of December 31, 2013, we had NOLs for federal income tax purposes of approximately $800 million. If not utilized to reduce taxable income in future periods, these NOLs generally expire in various amounts beginning in 2022 and ending in 2026. We utilized NOLs to offset income tax obligations in each of the tax returns filed for the years ended December 31, 2008 through 2012. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to our stock that is held by 5% or greater stockholders exceeds 50 percent measured over a rolling three year period. If we experience such an ownership change, our utilization of NOLs to reduce future federal income tax obligations could be limited. In order to reduce the likelihood of an ownership change as defined by Section 382, our Board may adopt a rights plan in the future as they have previously, subject to subsequent ratification by our stockholders, if it determines that our substantial NOLs are at risk of limitation under Section 382 or that such action otherwise is in the best interests of our stockholders.

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
We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis. As a result of an improvement in our collection activities, our overall receivables management and an improving economy, our allowance for doubtful accounts as a percentage of gross receivables has improved from 8% at December 31, 2011 to 7% at December 31, 2012 and 6% at December 31, 2013. A 10% change in the estimates used for our allowance for doubtful accounts would not have resulted in a material change in net income for the year ended December 31, 2013.
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

2013 Compared to 2012

Revenue
Revenue by line of business was as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue (1):
Data and Internet services	$851,297	$746,297	$105,000	14.1%
Voice services	373,666	363,743	9,923	2.7%
Network services	308,818	330,088	(21,270)	(6.4)%
Intercarrier compensation	30,120	30,127	(7)	—%
Total revenue	$1,563,901	$1,470,255	$93,646	6.4%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $83.2 million and $79.8 million for the years ended December 31, 2013 and 2012, respectively. This has no impact on Modified EBITDA or net income but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by service disconnections and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, constituted 55% of data and Internet services revenue for the year ended December 31, 2013 compared to 53% for the year ended December 31, 2012, representing 19% year over year growth in revenue from these services.
Voice services revenue increased primarily as a result of certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense and installations of converged and other voice services, partially offset by service disconnections and re-pricing of renewed customer contracts at lower rates. Revenue from services based on minutes of use by customers included in voice services was 3% of our total revenue for both of the years ended December 31, 2013 and 2012.
Network services revenue decreased primarily due to service disconnections largely from carriers and re-pricing of renewed customer contracts at lower rates, somewhat offset by growth in high capacity dedicated Ethernet services and collocation services.
Intercarrier compensation revenue was unchanged from the prior year, primarily as a result of the impact of the FCC-mandated rate reductions in July 2012 and 2013 offset by dispute settlements and an increase in minutes of use originating and terminating on our network.

Costs and Expenses
The major components of costs and expenses were as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$658,080	$617,553	$40,527	6.6%
Operating costs as percentage of total revenue	42.1%	42.0%
Selling, general and administrative (1)	392,132	341,423	50,709	14.9%
Selling, general and administrative costs as percentage of total revenue	25.1%	23.2%
Depreciation, amortization and accretion	308,768	284,292	24,476	8.6%
Total costs and expenses	$1,358,980	$1,243,268	$115,712	9.3%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$2,178	$1,904	$274	14.4%
Selling, general, and administrative	$36,654	$27,396	$9,258	33.8%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, enhancing our ability to minimize and control access costs--the costs to purchase network services from other carriers. The increase in operating expenses was largely due to:

•	Higher network access costs, primarily as a result of revenue growth and growth in demand for multi-location customer solutions, both within and outside our markets;

•	Higher network maintenance costs;

•	An increase in employees and related costs associated both with revenue growth and our growth initiatives; and

•	An increase in certain taxes and fees remitted to government authorities that we classify on a gross versus net basis in revenue and expense.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase in these expenses primarily related to higher employee costs resulting from incentive-based compensation due to expansion of our indirect sales channel and increased customer installations of service, expansion of our sales and sales support personnel and IT personnel associated both with revenue growth and our growth initiatives, higher non-cash stock-based compensation expense, annual merit-based salary increases and other administrative costs, including property and other taxes and regulatory fees. For the year ended December 31, 2013, selling, general and administrative expenses included compensation expense of $5.3 million associated with executive retirement, including $4.3 million in non-cash stock-based compensation expense resulting from accelerated vesting of outstanding equity awards. Selling, general and administrative costs as a percentage of total revenue increased primarily due to expansion of personnel as discussed above and the increase in non-cash stock-based compensation expense.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2012 and 2013 net of the impact of fully depreciated assets. We expect to recognize $3.5 million of depreciation expense in 2014 related to right-to-use assets associated with our strategic market expansion.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Operating income	$204,921	$226,987	$(22,066)	(9.7)%
Interest expense	(96,136)	(93,757)	2,379	2.5%
Debt extinguishment costs	(39,314)	(77)	(39,237)	NM
Interest income	692	793	(101)	(12.7)%
Income before income taxes	70,163	133,946	(63,783)	(47.6)%
Income tax expense	33,705	57,058	(23,353)	(40.9)%
Net income	$36,458	$76,888	$(40,430)	(52.6)%
Basic income per common share	$0.25	$0.51	$(0.26)	(51.0)%
Diluted income per common share	$0.24	$0.50	$(0.26)	(52.0)%
Modified EBITDA (1)(2)	$552,521	$540,579	$11,942	2.2%
Modified EBITDA margin (1)(2)(3)	35.3%	36.8%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 4 and 5 in “Item 6. Selected Financial Data” for a definition of “Modified EBITDA” and for reconciliations of Modified EBITDA to net income, the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense is primarily related to the issuance of the 5 3/8% Senior Notes due 2022 (the "2022 Notes") in October 2012 and the issuance of the $450 million principal amount of 5 3/8% Senior Notes due 2022 (the "2022 Mirror Notes") and the $350 million principal amount of 6 3/8% Senior Notes due 2023 (the "2023 Notes") in August 2013, partially offset by the discount on the $373.7 million principal amount of 2 3/8% Convertible Senior Debentures (the "Convertible Debentures") becoming fully accreted in the first quarter of 2013, retirement of the Convertible Debentures, the repurchase of $406.5 million principal amount of 8% Senior Notes due 2018 (the "2018 Notes") in August 2013 ("the 2018 Notes Tender") and the impact of the rate decrease on the Term Loan in connection with a refinancing in April 2013. We expect to recognize $6.5 million of interest expense in 2014 for the capital lease associated with our strategic market expansion.

Debt Extinguishment Costs. Debt extinguishment costs for the year ended December 31, 2013 resulted primarily from the 2018 Notes Tender, consisting of cash paid for call premiums and fees of $32.2 million, non-cash write-offs of unamortized deferred debt issuance costs and issuance discounts of $5.1 million and $1.6 million, respectively, as well as transaction costs paid for repurchases of our Convertible Debentures.

Income Before Income Taxes. The decrease in income before income taxes resulted primarily from debt extinguishment costs incurred in connection with the 2018 Notes Tender, higher depreciation, amortization and accretion expense and non-cash stock-based compensation expense, partially offset by higher Modified EBITDA as discussed below.

Income Tax Expense. The decrease in income tax expense resulted from lower income before income taxes. Our effective tax rate in the year ended December 31, 2013 was 48%.
Net Income and Modified EBITDA. The decrease in net income resulted from the decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. Included in net income (after giving effect to income tax expense) was $27.9 million, or $0.19 per share, of cash and non-cash debt extinguishment costs and compensation expense associated with executive retirement. The increase in Modified EBITDA was primarily the result of revenue growth that was somewhat offset by costs associated with both revenue growth and our growth initiatives, incentive-based compensation in connection with our indirect sales channel, network maintenance costs, property and other taxes and regulatory fees as discussed above under "Operating Expenses". The majority of the decline in Modified EBITDA margin was attributable to employee and other costs associated with our growth initiatives that were incurred ahead of the anticipated revenue, with the remainder the result of higher access costs from growth in demand for multi-location customer solutions, both within and outside of our markets. For the years ended December 31, 2013 and 2012, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt. We expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand and borrowing capacity under our existing Revolver. See “Item 6. Selected Financial Data” Note 4 for a definition of Modified EBITDA and Note 5 for reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity.

2012 Compared to 2011

Revenue
Revenue by line of business was as follows (amounts in thousands):

	Year Ended December 31,
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

	Year Ended December 31,
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

Operating Expenses. Operating expenses increased primarily due to higher network access costs associated with revenue growth. Additionally, approximately a third of the increase in operating expenses resulted from an increase in both the volume and rate of certain taxes and fees. Operating costs as a percentage of revenue increased primarily as a result of growth in certain taxes and fees which we classify on a gross versus net basis in revenue and expense.
Selling, General and Administrative Expenses. The increase was primarily due to higher employee costs, regulatory fees and property and other taxes. The higher employee costs resulted primarily from incentive-based compensation due to expansion of the indirect sales channel, expansion of our sales, sales support and IT personnel, annual merit-based salary increases and non-cash stock-based compensation. The improvement in selling, general and administrative expenses as a percentage of total revenue is primarily attributed to scaling of employee costs which as a percentage of revenue declined in 2012 compared to 2011.
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

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Operating income	$226,987	$186,563	$40,424	21.7%
Interest expense	(93,757)	(87,718)	6,039	6.9%
Debt extinguishment costs	(77)	—	(77)	NM
Interest income	793	545	248	45.5%
Income before income taxes	133,946	99,390	34,556	34.8%
Income tax expense	57,058	41,479	15,579	37.6%
Net income	$76,888	$57,911	$18,977	32.8%
Basic income per common share	$0.51	$0.39	$0.12	30.8%
Diluted income per common share	$0.50	$0.38	$0.12	31.6%
Modified EBITDA (1)(2)	$540,579	$497,709	$42,870	8.6%
Modified EBITDA margin (1)(2)(3)	36.8%	36.4%

___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 4 and 5 in “Item 6. Selected Financial Data” for a definition of “Modified EBITDA” and for reconciliations of Modified EBITDA to net income, the most comparable GAAP measure for operating performance, and Modified EBITDA, as a measure of liquidity, to net cash provided by operating activities.

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
Net Income and Modified EBITDA. The increase in net income resulted from an increase in income before income taxes, partially offset by higher income tax expense, as discussed above. The increase in Modified EBITDA was primarily the result of the contribution from revenue growth somewhat offset by higher employee costs, as discussed above. The improvement in Modified EBITDA margin primarily resulted from lower employee costs as a percentage of revenue. For the years ended December 31, 2012 and 2011, Modified EBITDA was sufficient to cover our capital expenditures and service our debt.

 Liquidity and Capital Resources
Historically, we have generated cash flow from operations consisting primarily of payments received from customers for the provision of our services offset by payments to other telecommunications carriers, payments to employees, and payments for interest and other operating, selling, general and administrative expenses. We have also generated cash from debt and equity financing activities and have used these funds and cash flows from operations to service or repay our debt obligations, make capital expenditures to expand our network, repurchase our common stock and fund acquisitions.
During the year ended December 31, 2013, we redeemed the $373.7 million principal amount of Convertible Debentures, resulting in a total use of cash of $553.2 million, including $0.5 million of transaction costs. Additionally, during the year ended December 31, 2013, we used $406.5 million of cash to repurchase our common stock under a $300 million repurchase program that our Board of Directors authorized in November 2011 and was completed as of August 6, 2013 and a $500 million multi-year common stock repurchase program that our Board of Directors authorized on August 6, 2013 (see "Possible Future Uses of Cash" below). On August 26, 2013, we completed a private offering of $800 million of senior notes (see "Cash Flow Activity--Cash Flow from Financing Activities" below). The net proceeds from this offering were used to fund the 2018 Notes Tender for $438.7 million, including $32.2 million in tender premium and fees, and for general corporate purposes.
The change in our net debt was as follows:

	Year Ended December 31,
	2013	2012	$ Change
	(amounts in thousands)
Current portion of debt and capital lease obligations	$32,470	$374,969	$(342,499)
Long term portion of debt and capital lease obligations	1,916,775	1,384,242	532,533
Total debt and capital lease obligations	$1,949,245	$1,759,211	$190,034
Less: Cash, cash equivalents and short-term investments	478,995	974,292	(495,297)
Net debt	$1,470,250	$784,919	$685,331
The increase in net debt was primarily due to cash used for repurchases of our common stock, capital expenditures, reacquisition of the equity component of the Convertible Debentures upon retirement, debt extinguishment costs associated with the 2018 Notes Tender, debt issuance costs for the 2022 Mirror Notes, 2023 Notes and the Term Loan refinancing and capital lease additions, partially offset by cash provided by operating activities resulting from higher Modified EBITDA and net proceeds from stock option exercises.

The changes in our working capital and working capital ratio were as follows:

	Year Ended December 31,
	2013	2012	$ Change
	(amounts in thousands)
Current assets	$662,824	$1,169,319	$(506,495)
Current liabilities	309,296	663,139	(353,843)
Working capital	$353,528	$506,180	$(152,652)
Working capital ratio	2.14	1.76	N/A
The decrease in working capital is primarily a result of the 2018 Notes Tender, repurchases of our common stock, capital spending, the reacquisition of the equity component of the Convertible Debentures upon retirement and the reclassification of the remaining 2018 Notes from long-term debt to current debt, somewhat offset by net proceeds from the issuance of the 2022 Mirror Notes and 2023 Notes, cash provided by operations, net proceeds from the Term Loan refinancing and net proceeds from employee stock option exercises.

Cash Flow Activity
Cash and cash equivalents were $284.4 million, $806.7 million and $353.4 million as of December 31, 2013, 2012 and 2011, respectively. In addition, we had investments of $194.6 million, $167.6 million and $131.5 million as of December 31, 2013, 2012 and 2011, respectively, which were short-term in nature and generally available to fund our operations. The changes in cash and cash equivalents during the periods presented were as follows:

	Years ended December 31,			$ Change		% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011	2013 vs 2012	2012 vs 2011
	(amounts in thousands)
Cash provided by operating activities	$438,461	$463,676	$403,588	$(25,215)	$60,088	(5.4)%	14.9%
Cash used in investing activities	(416,119)	(373,971)	(352,799)	(42,148)	(21,172)	(11.3)%	(6.0)%
Cash provided by (used in) financing activities	(544,651)	363,629	(54,317)	(908,280)	417,946	NM	NM
Increase (decrease) in cash and cash equivalents	$(522,309)	$453,334	$(3,528)	$(975,643)	$456,862	NM	NM
___________________
NM - Not meaningful

Cash Flow from Operating Activities
The decrease in cash provided by operating activities in 2013 compared to 2012 primarily related to changes in working capital, largely due to the timing of payments to vendors and the collection of receivables, somewhat offset by higher Modified EBITDA.

The increase in cash provided by operating activities in 2012 compared to 2011 primarily related to higher Modified EBITDA somewhat offset by changes in working capital and other non-current assets and liabilities, largely due to the timing of payments to vendors and employees and the collection of receivables.
Cash Flow from Investing Activities
The change in cash used in investing activities in 2013 compared to 2012 was primarily a result of the increase in capital expenditures and purchases of equipment in advance of installations. Cash used for capital expenditures for the year ended December 31, 2013 was $372.9 million, the majority of which was used for success-based spending (see "Capital Expenditures and Requirements" below), compared to $338.1 million for the year ended December 31, 2012.
The change in cash used in investing activities in 2012 compared to 2011 was primarily from the net increase in cash used for the purchase and sale of investments in 2012. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the year ended

December 31, 2012 was $338.1 million, the majority of which was success-based spending, compared to $340.7 million in capital expenditures for the year ended December 31, 2011.
Cash Flow from Financing Activities
Cash used in financing activities for 2013 primarily consisted of the following:

•	Repurchases and settlements of conversions of Convertible Debentures of $553.2 million;

•	$438.7 million for the 2018 Notes Tender (including $32.2 million of tender premium and fees);

•	Repurchases of $406.5 million of our common stock; and

•	Withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $20.8 million partially offset by:

•	Net proceeds of $765.8 million from the issuance of the 2022 Mirror Notes and the 2023 Notes;

•	Proceeds of $64.3 million from exercises of stock options; and

•	Net proceeds of $49.7 million from the Term Loan refinancing.
Cash provided by financing activities for 2012 primarily consisted of:

•	$470.8 million in net proceeds from the issuance of the 2022 Notes and

•	$23.4 million in proceeds from option exercises,
partially offset by:

•	Prepayment of the $101.5 million tranche of the Term Loan B due January 2013;

•	Repurchases of $13.4 million of our common stock; and

•	Withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $10.0 million.
Our financing activities from 2011 to 2013 were comprised of the following:

•
In October 2012, we completed an offering of the 2022 Notes at an offering price of 100% of the principal amount of $480 million. For a description of the significant terms of the 2022 Notes, see Note 6 to the consolidated financial statements.

•
In April 2013, we refinanced our outstanding $461.8 million Term Loan due December 2016 and replaced an undrawn $80 million revolving credit facility expiring December 2014 with a new senior secured credit facility consisting of a $520 million Term Loan due April 2020 and an undrawn $100 million Revolver expiring April 2018. Interest and payments on the Term Loan and Revolver, if drawn, are as follows:

▪
Repayments of the Term Loan are due quarterly in an amount equal to 1/4 of 1% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at December 31, 2013, the effective interest rate was 2.67%.

▪
Interest on outstanding amounts under the Revolver, if any, will be computed based on a specified Eurodollar rate plus 1.75% to 2.75% and will be reset periodically and payable quarterly. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375% to 0.5% per annum. The new senior secured credit facility contains customary affirmative and negative covenants. Most of the Revolver covenants apply whether or not we draw on that facility. In addition, if the Revolver were drawn, certain financial maintenance covenants would apply.

•
During the year ended December 31, 2013, we settled the $373.7 million principal amount of Convertible Debentures outstanding as of December 31, 2012 for $552.7 million in cash as a result of our redemptions and other repurchases and conversions by holders of the Convertible Debentures. We also used $0.5 million in cash for transaction costs associated with the retirement of the Convertible Debentures.

•
In August 2013, we completed a private offering of $800 million of Senior Notes, including the 2022 Mirror Notes at an offering price of 96.250% of the principal amount and the 2023 Notes at an offering price of 100% of the principal amount. The net proceeds from the offering were used to fund the repurchase of $406.5 million principal amount of the 2018 Notes for $438.7 million and for general corporate purposes. For a description of the significant terms of the 2022 Mirror Notes and 2023 Notes, see Note 6 to the consolidated financial statements.

Approximately $23.5 million principal amount of the 2018 Notes remained outstanding as of December 31, 2013. On January 30, 2014, we notified holders of the 2018 Notes that all outstanding 2018 Notes will be redeemed on March 1, 2014 at a redemption price of 104% of the principal amount.

Indebtedness Outstanding or Available as of December 31, 2013:

Instrument	Principal amount outstanding	Aggregate annual estimated interest payments
	(amounts in thousands)
Term Loan, Eurodollar rate + 2.5% due 2020 (1)	$517,400	$13,815
8% Senior Notes due 2018 (2)	23,479	313
5 3/8% Senior Notes due 2022 issued October 2012	480,000	25,800
5 3/8% Senior Notes due 2022 issued August 2013	450,000	24,188
6 3/8% Senior Notes due 2023	350,000	22,313
Undrawn $100 million Revolver expires 2018 (3)	—	—
___________________

(1)	The aggregate annual estimated interest payments are based on the principal amount outstanding and the effective interest rate of 2.67% at December 31, 2013.

(2)
On January 30, 2014, we notified holders of the 2018 Notes that all outstanding notes will be redeemed on March 1, 2014. Therefore, aggregate annual estimated interest payments are based on interest through the redemption date.

(3)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 1.75% to 2.75% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375% to 0.5% per annum.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility, including our undrawn Revolver, as of December 31, 2013. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.[a]
("TWTC")
tw telecom holdings inc.
("TWTH")
100% owned by TWTC
- $23.5 million 8% Senior Notes due 2018
- $517.4 million Senior Secured Term Loan B[c] due 2020
- $480 million 5 ⅜% Senior Notes due 2022
- $450 million 5 ⅜% Senior Notes due 2022
- $350 million 6 ⅜% Senior Notes due 2023
- $100 million Revolver expiring in 2018 (undrawn)
tw telecom management co. llc[a,b]
100% owned by TWTH
Various tw telecom state LPs, LLCs and other entities[a,b]
100% owned by TWTH
Various tw telecom state LLCs[a,b]
100% owned by tw telecom management co. llc

[a]	TWTC and substantially all of these subsidiaries guarantee the 2018 Notes, 2022 Notes, 2022 Mirror Notes and 2023 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

[b]	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

[c]	The Term Loan matures in April 2020. The principal amount is reduced by quarterly principal payments.

Capital Expenditures and Requirements
For the year ended December 31, 2013, our total capital expenditures were $501.9 million, or $382.1 million excluding a capital lease commitment for our strategic market expansion of $119.8 million, compared to $343.4 million for the year ended December 31, 2012. Excluding the capital lease commitment for our strategic market expansion, the majority of capital expenditures in 2013 and 2012 were for what we deem success-based opportunities that were linked to new installations and related network capacity increases. Success-based spending generally consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. The increase in capital expenditures over the prior year, apart from the capital lease commitment for our strategic market expansion, primarily resulted from higher success-based spending for building entries and an increase in investments to support our growth initiatives, including new service development, automation and strategic network expansions to extend our reach. We expect to accept the fiber from the capital lease commitments for our strategic market expansion and launch our new markets throughout 2014.
In each of the years ended 2005 through 2013, over 75% of our total annual capital expenditures, excluding capital expenditures for integration and branding and a capital lease commitment for our strategic market expansion, were for what we deem success-based opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures often fluctuate as our volume of sales and service installations increases or decreases.
For 2014, we expect capital expenditures of approximately $440 million to $460 million (see “Future Sources of Cash” below for discussion of anticipated funding sources), the majority of which we expect to be related to success-based opportunities. Our anticipated capital expenditures include approximately $50 million of capital expenditures to integrate and connect the strategic market expansion into our national network and operating infrastructure. Also, included in expected capital expenditures are amounts we must spend to replace older network components, especially electronics, that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather.
Future Sources of Cash
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

The Revolver, Term Loan, 2022 Notes, 2022 Mirror Notes and 2023 Notes (the "Revolver and Long-Term Debt Obligations") limit our ability to declare cash dividends, repurchase shares, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The agreements governing the Revolver and Long-Term Debt Obligations also include cross-default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed under that facility. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indenture for the Senior Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the Senior Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur, as defined in the indenture for the Senior Notes and the Term Loan agreement. If we do not comply with the covenants under the Revolver, we would not be able to draw funds under the Revolver, outstanding revolving loans could be accelerated or the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. As of December 31, 2013, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash
In order to mitigate potential variability in interest rates, reduce future cash interest payments, reduce principal amounts outstanding or reduce our leverage, we or our affiliates may, from time to time, enter into interest rate derivatives, or purchase or redeem our outstanding Senior Notes for cash in the open market or privately negotiated transactions, or engage in other transactions to reduce the principal amount of outstanding Senior Notes. As of December 31, 2013, we had not entered into any interest rate derivative transactions. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indentures for the Senior Notes, we currently may repurchase a portion of our outstanding Senior Notes if the sum of our cash and equivalents and availability under our Revolver is a minimum of $200 million after giving effect to the repurchase, we do not use the Revolver proceeds for this purpose and we meet certain other conditions.
In November 2011, our Board of Directors authorized a multi-year repurchase program for up to $300 million of our common stock, of which approximately $278.0 million was repurchased during 2013, completing the $300 million share repurchase program. In August 2013, our Board of Directors authorized a new $500 million multi-year common stock repurchase program, of which approximately $137.5 million was repurchased as of December 31, 2013. Total purchases under both programs were $415.5 million for the year ended December 31, 2013. The $500 million repurchase authorization does not have an expiration date, but can be withdrawn by the Board at any time. Our Revolver, as amended in August 2013, permits repurchases of our common stock, or restricted payments, up to $500 million from August 9, 2013 to December 31, 2014, and thereafter $250 million annually in the aggregate if after the transaction the sum of our cash and cash equivalents and availability under our Revolver is a minimum of $200 million, we have not used that basket for other permissible purposes, including dividend payments, and we meet certain other conditions. Up to $200 million of the restricted payments capacity not used through December 31, 2014 may be carried over to the fiscal year ending December 31, 2015. For the fiscal years ending December 31, 2015 and thereafter, up to $100 million of unused restricted payments capacity may be carried over to the next subsequent fiscal year. The test under the Revolver is more restrictive than our other debt agreements. At December 31, 2013, we had repurchased $137.5 million of our common stock of the maximum $500 million permissible under our Revolver covenants through December 31, 2014. We do not anticipate that the planned spending for our market expansion (see "Overview" above) will limit our ability to execute our common stock repurchase program.
We plan to evaluate additional repurchases of shares of our common stock in public or private transactions under the $500 million authorization described above based on market conditions and other considerations or may consider paying dividends to the extent permitted by our debt covenants. We may also consider merger and acquisition opportunities or other strategic transactions that could impact our cash usage. Additionally, we may increase our leverage for these purposes. We will evaluate any such transactions in light of market conditions, taking into account our liquidity and prospects for access to capital, benefits to us of any such transaction and contractual constraints. We generally expect to maintain approximately $300 million in cash, cash equivalents and short-term investments in order to provide ongoing liquidity and flexibility for other operating and strategic initiatives. The actual balance of cash, cash equivalents and short-term investments will depend on the timing of collections, payments, our business operations in general and any financing activities we may undertake and is likely to fluctuate from quarter to quarter.

Risk Management
As of December 31, 2013, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions, credit quality of the U.S. government and its entities and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition of the U.S. government and its entities, deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The following table summarizes our contractual obligations and long-term commitments as of December 31, 2013, including commitments pursuant to debt agreements, lease obligations, fixed maintenance contracts and other purchase obligations.

		For the years ending December 31,
Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(amounts in thousands)
Principal payments on long-term debt (1)	$1,820,879	$28,679	$10,400	$10,400	$1,771,400
Interest payments on long-term debt (1) (2)	759,831	87,614	172,355	171,496	328,366
Capital lease obligations including interest (3)	259,289	10,517	20,113	21,317	207,342
Operating lease obligations	359,509	55,192	92,133	73,195	138,989
Fixed maintenance obligations	87,666	4,380	10,484	10,484	62,318
Purchase obligations
Purchase orders (4)	70,312	70,312	—	—	—
Network costs (5)	267,664	90,193	112,741	43,098	21,632
Total	$3,625,150	$346,887	$418,226	$329,990	$2,530,047
___________________

(1)
In January 2014, we notified holders of the 2018 Notes that all outstanding notes will be redeemed on March 1, 2014. Therefore, the maturity date of the 2018 Notes is reflected in 2014 and interest payments are based on interest through the redemption date.

(2)	Interest payments on the Term Loan are calculated using the rate in effect as of December 31, 2013.

(3)	Includes amounts representing interest of $112.2 million.

(4)	Includes outstanding purchase orders initiated in the ordinary course of business for operating and capital expenditures.

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
Our interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash, cash equivalents and short-term investments. Based on our cash, cash equivalents and short-term investments of approximately $479.0 million at December 31, 2013, a one percent increase in the interest rate would change our annual interest earned by $4.8 million. At December 31, 2013, investments included in cash, cash equivalents and short-term investments were primarily comprised of U.S. Treasury money market mutual funds, commercial paper and debt securities issued by the U.S. Treasury and government agencies. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and short-term investments, and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalents and short-term investments as market conditions change.
We have fixed and variable rate debt. Our exposure to variable rate debt is from changes in the Eurodollar rate as interest on the Term Loan varies based on a specified Eurodollar rate. Variable rate debt instruments represented approximately 28% and 27% of our total debt at December 31, 2013 and 2012, respectively. As of December 31, 2013, based on the $517.4 million outstanding balance on the Term Loan, a one percent change in the applicable rate would change the annual amount of interest we pay by $5.2 million.

At December 31, 2013, the fair values of our Term Loan, 2018 Notes, 2022 Notes, 2022 Mirror Notes and 2023 Notes were $520.0 million, $24.6 million, $474.0 million, $444.4 million and $364.0 million, respectively, as compared to carrying values of $515.1 million, $23.4 million, $480.0 million, $433.7 million and $350.0 million, respectively. These notes and debentures are not listed on any securities exchange or inter-dealer automated quotation systems and we have estimated the market value based on indicative pricing published by certain investment banks or trading levels in our long-term debt.

Item 8.	Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2013. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control-Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our assessment provides reasonable assurance that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2013.

Item 9B.	Other Information
None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.
We have audited tw telecom inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). tw telecom inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, tw telecom inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of tw telecom inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2013 of tw telecom inc. and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 14, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors, executive officers, Section 16(a) Beneficial Ownership Reporting Compliance, material changes to procedures by which security holders may recommend nominees to the board of directors, and audit committee and financial experts required by this item will appear in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2014 (the “Proxy Statement”) pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934. The relevant portions of the Proxy Statement are incorporated by reference.
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
The executive compensation information required by this item will appear in our Proxy Statement. The relevant portion of our Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership and securities authorized for issuance under equity compensation plans required by this item will appear in our Proxy Statement. The relevant portions of the Proxy Statement are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships, related transactions and director independence required by this item will appear in our Proxy Statement. The relevant portions of the Proxy Statement are incorporated by reference.

Item 14.	Principal Accountant Fees and Services
Information regarding our principal auditor fees and services required by this item will appear in our Proxy Statement. The relevant portions of the Proxy Statement are incorporated by reference.

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
Cloud Computing. An approach to computing that enables rapidly deployed, on-demand network access to a shared pool of computing resources, including networks, servers, storage, applications and services, generally on a pay-per-use basis.
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
Hybrid Cloud. A Cloud Computing environment that combines private and public clouds, integrating the efficiency of the Public Cloud with the increased security of the Private Cloud.

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
Private Cloud. A Cloud Computing environment hosted by an enterprise, third-party data center or cloud services provider, which supports secure connectivity dedicated to a single customer over a private network.
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
Public Cloud. A Cloud Computing environment hosted by a cloud services provider, whereby multiple customers can access a pool of resources either through the Internet or a private connection.
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
(a) (1), (2) The Financial Statements and Schedule II—Valuation and Qualifying Accounts listed on the index on page F-1 following are included herein. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.
(3) Exhibits: The Exhibit Index at the end of this report lists the exhibits filed with this report or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2014.

tw telecom inc.

By:	/s/ MARK A. PETERS
Mark A. Peters
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer

/s/ LARISSA L. HERDA	Chairman and Chief Executive Officer	February 14, 2014
Larissa L. Herda

(ii) Principal Financial Officer

/s/ MARK A. PETERS	Executive Vice President and Chief Financial Officer	February 14, 2014
Mark A. Peters

(iii) Principal Accounting Officer

/s/ JILL R. STUART	Senior Vice President, Accounting and Finance and Chief Accounting Officer	February 14, 2014
Jill R. Stuart

(iv) Directors

/s/ GREGORY J. ATTORRI	Director	February 14, 2014
Gregory J. Attorri

/s/ SPENCER B. HAYS	Director	February 14, 2014
Spencer B. Hays

/s/ LARISSA L. HERDA	Director	February 14, 2014
Larissa L. Herda

/s/ KEVIN W. MOONEY	Director	February 14, 2014
Kevin W. Mooney

/s/ KIRBY G. PICKLE	Director	February 14, 2014
Kirby G. Pickle

/s/ ROSCOE C. YOUNG, II	Director	February 14, 2014
Roscoe C. Young, II

tw telecom inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of tw telecom inc.
We have audited the accompanying consolidated balance sheets of tw telecom inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed at page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), tw telecom inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 14, 2014

tw telecom inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$284,419	$806,728
Investments	194,576	167,564
Receivables, less allowances of $6,748 and $7,067, respectively	107,258	99,703
Prepaid expenses and other current assets	22,545	19,164
Deferred income taxes	54,026	76,160
Total current assets	662,824	1,169,319
Property, plant and equipment	4,675,335	4,247,868
Less accumulated depreciation	(2,980,379)	(2,755,622)
	1,694,956	1,492,246
Deferred income taxes	96,087	101,885
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	11,555	17,578
Other assets, net	44,344	30,015
Total assets	$2,922,460	$3,223,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,454	$55,857
Deferred revenue	48,371	45,471
Accrued taxes, franchise and other fees	55,043	60,844
Accrued interest	21,606	20,343
Accrued payroll and benefits	52,604	45,727
Accrued carrier costs	25,507	30,765
Current portion debt and capital lease obligations, net	32,470	374,969
Other current liabilities	35,241	29,163
Total current liabilities	309,296	663,139
Long-term debt and capital lease obligations, net	1,916,775	1,384,242
Long-term deferred revenue	20,046	23,177
Other long-term liabilities	40,274	41,240
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 153,760 and 151,953 shares issued, respectively	1,538	1,520
Additional paid-in capital	1,701,356	1,843,126
Treasury stock, 12,593 and 556 shares, at cost, respectively	(357,974)	(10,979)
Accumulated deficit	(708,979)	(721,793)
Accumulated other comprehensive income	128	65
Total stockholders’ equity	636,069	1,111,939
Total liabilities and stockholders’ equity	$2,922,460	$3,223,737

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$851,297	$746,297	$646,682
Voice services	373,666	363,743	338,655
Network services	308,818	330,088	350,709
Intercarrier compensation	30,120	30,127	30,845
Total revenue	1,563,901	1,470,255	1,366,891
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	658,080	617,553	571,461
Selling, general and administrative	392,132	341,423	325,538
Depreciation, amortization and accretion	308,768	284,292	283,329
Total costs and expenses	1,358,980	1,243,268	1,180,328
Operating income	204,921	226,987	186,563
Interest expense	(96,136)	(93,757)	(87,718)
Debt extinguishment costs	(39,314)	(77)	—
Interest income	692	793	545
Income before income taxes	70,163	133,946	99,390
Income tax expense	33,705	57,058	41,479
Net income	$36,458	$76,888	$57,911
Earnings per share:
Basic	$0.25	$0.51	$0.39
Diluted	$0.24	$0.50	$0.38
Weighted average shares outstanding:
Basic	144,920	147,675	147,247
Diluted	146,480	150,059	149,349

(a)    Includes non-cash stock-based employee compensation expense (Note 1):

Operating	$2,178	$1,904	$2,327
Selling, general and administrative	$36,654	$27,396	$25,490

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(amounts in thousands)
Net income	$36,458	$76,888	$57,911
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedging activities, net of tax	—	—	1,816
Unrealized gain on available for sale securities, net of tax	63	46	32
Other comprehensive income, net of tax	63	46	1,848
Comprehensive income	$36,521	$76,934	$59,759

See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(amounts in thousands)
Cash flows from operating activities:
Net income	$36,458	$76,888	$57,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	308,768	284,292	283,329
Deferred income taxes	30,738	48,559	35,756
Stock-based compensation	38,832	29,300	27,817
Loss on debt extinguishment	39,314	77	—
Discount on debt, amortization of deferred debt issue costs and other	10,727	25,469	23,388
Changes in operating assets and liabilities:
Accounts receivable, net	(7,555)	(3,521)	(14,584)
Prepaid expenses and other current and noncurrent assets	(1,558)	1,498	(7,627)
Accounts payable	(11,099)	(429)	(6,338)
Accrued interest	1,197	6,393	(1,261)
Accrued payroll and benefits	7,001	1,469	2,566
Deferred revenue, current and noncurrent	(231)	4,099	11,797
Other current and noncurrent liabilities	(14,131)	(10,418)	(9,166)
Net cash provided by operating activities	438,461	463,676	403,588
Cash flows from investing activities:
Capital expenditures	(372,868)	(338,118)	(340,731)
Purchases of investments	(312,526)	(243,048)	(223,638)
Proceeds from sale of investments	283,845	204,629	208,340
Equipment purchases in advance of installation and other, net	(14,570)	2,566	3,230
Net cash used in investing activities	(416,119)	(373,971)	(352,799)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	64,325	23,424	16,973
Taxes paid related to net share settlement of equity awards	(20,830)	(9,962)	(7,007)
Purchases of treasury stock	(406,514)	(13,409)	(58,562)
Excess tax benefits from stock-based compensation	692	1,213	1,385
Proceeds from modification of debt, net of financing costs	49,684	—	—
Retirement of debt obligations	(991,978)	(101,518)	—
Proceeds from issuance of debt, net of financing costs	765,800	470,796	—
Payment of debt and capital lease obligations	(5,830)	(6,915)	(7,106)
Net cash provided by (used in) financing activities	(544,651)	363,629	(54,317)
Increase (decrease) in cash and cash equivalents	(522,309)	453,334	(3,528)
Cash and cash equivalents at beginning of period	806,728	353,394	356,922
Cash and cash equivalents at end of period	$284,419	$806,728	$353,394
Supplemental disclosures of cash flow information:
Cash paid for interest	$85,209	$63,082	$67,566
Cash paid for debt extinguishment costs	$32,662	$—	$—
Cash paid for income taxes, net of refunds	$4,634	$7,801	$3,231
Non-cash investing & financing activities:
Addition of capital lease obligation	$129,019	$5,307	$2,000
See accompanying notes to the consolidated financial statements.

tw telecom inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2010	151,953	$1,520	(2,707)	$(45,821)	$1,802,946	$(790,175)	$(1,829)	$966,641
Net income	—	—	—	—	—	57,911	—	57,911
Other comprehensive income, net of tax	—	—	—	—	—	—	1,848	1,848
Excess tax benefits (shortfalls) from stock-based compensation, net	—	—	—	—	100	—	—	100
Purchases of treasury stock	—	—	(3,172)	(58,562)	—	—	—	(58,562)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,458	25,527	(7,901)	(7,660)	—	9,966
Stock-based compensation	—	—	1,512	25,700	28,711	(26,594)	—	27,817
Balance at December 31, 2011	151,953	1,520	(2,909)	(53,156)	1,823,856	(766,518)	19	1,005,721
Net income	—	—	—	—	—	76,888	—	76,888
Other comprehensive income, net of tax	—	—	—	—	—	—	46	46
Excess tax benefits (shortfalls) from stock-based compensation, net	—	—	—	—	(69)	—	—	(69)
Purchases of treasury stock	—	—	(596)	(13,409)	—	—	—	(13,409)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	—	—	1,768	32,503	(12,616)	(6,425)	—	13,462
Stock-based compensation	—	—	1,181	23,083	31,955	(25,738)	—	29,300
Balance at December 31, 2012	151,953	1,520	(556)	(10,979)	1,843,126	(721,793)	65	1,111,939
Net income	—	—	—	—	—	36,458	—	36,458
Other comprehensive income, net of tax	—	—	—	—	—	—	63	63
Reacquisition of the equity component of convertible debentures	—	—	—	—	(179,195)	—	—	(179,195)
Purchases of treasury stock	—	—	(14,784)	(415,523)	—	—	—	(415,523)
Exercise of stock options net of withholdings to satisfy employee tax obligations upon vesting of stock awards	1,309	13	2,531	65,787	(5,401)	(16,904)	—	43,495
Stock-based compensation	498	5	216	2,741	42,826	(6,740)	—	38,832
Balance at December 31, 2013	153,760	$1,538	(12,593)	$(357,974)	$1,701,356	$(708,979)	$128	$636,069
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
The Company has one class of common stock outstanding with one vote per share. The Company also is authorized to issue shares of preferred stock. The Company’s Board of Directors has the authority to establish voting powers, preferences and special rights for the preferred stock. No shares of preferred stock have been issued.
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
At December 31, 2013 and 2012, the Company had restricted funds held at financial institutions of $1.4 million and $1.3 million, respectively. These amounts were included in other current assets and are restricted because they primarily secure outstanding surety bonds.
Receivables
The Company generally bills in advance for the majority of the services it provides and does not require significant collateral from its customers. The Company evaluates whether receivables are reasonably assured of collection by evaluation of certain factors, including ongoing credit evaluations of significant customers’ financial condition, and provides an allowance for doubtful accounts based on the expected collectability of all receivables. The allowance for doubtful accounts was $6.7 million, or 6% of gross receivables, at December 31, 2013, and $7.1 million, or 7% of gross receivables, at December 31, 2012.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost except for assets acquired through acquisition of businesses, which are recorded at fair value. Construction costs, labor and applicable overhead related to the development, installation and expansion of the Company’s network, and interest costs related to construction are capitalized. Capitalized labor and applicable overhead were $81.3 million, $75.3 million and $71.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized interest was $1.1 million, $1.3 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Repairs and maintenance costs are charged to expense when incurred. The Company disposes of assets that are no longer in use. Losses on such disposals are included as a component of depreciation expense and were $1.6 million, $1.1 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company licenses the right to use fiber optic capacity from Time Warner Cable, Inc. in 16 markets, Comcast Corporation (as successor to Time Warner Cable) in three markets and an affiliate of Bright House Networks, LLC in four markets. The Company pays and records as a component of property, plant and equipment its allocable share of the cost of fiber and construction incurred by Time Warner Cable, Inc., Comcast Corporation and the Bright House Networks, LLC affiliate on routes where the parties jointly constructed fiber networks.
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
Goodwill
The Company performs impairment tests at least annually on all goodwill pursuant to relevant accounting standards which require goodwill to be assigned to a reporting unit and tested using a consistent measurement date. For purposes of testing goodwill for impairment, the Company’s goodwill has been assigned to the Company’s one consolidated reporting unit and is tested in the fourth quarter of each year or more frequently if impairment indicators arise. Potential impairment is indicated when the book value of a reporting unit, including goodwill, exceeds its fair value. If a potential impairment exists, the fair value of the reporting unit is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the reporting unit’s goodwill. If an impairment charge is deemed necessary, a charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from estimates. There were no goodwill impairment charges during the years ended December 31, 2013, 2012 or 2011.
Other Assets
Other assets primarily include deferred debt issuance costs, which are amortized to interest expense over the life of the respective debt agreements, and long-term prepaid service contracts that are amortized over the service period.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets
The Company periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets whenever current events or circumstances indicate the carrying amounts may not be recoverable. An impairment is required when the net book value of an asset exceeds the expected future undiscounted cash flows to be generated by that asset or group of assets and the loss is measured by the amount that the carrying value of the assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary from estimates. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell. The Company’s asset impairment tests did not result in any impairment charges during the years ended December 31, 2013, 2012 or 2011.
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

Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:
•Data and Internet services include services that enable customers to connect their internal computer networks between locations and to access external networks, including Internet access and data transport at high speeds using Ethernet protocol, local and wide-area business Ethernet and IP VPN solutions, including service enhancements that provide customers with more visibility and control over their Ethernet services which we refer to as the "Intelligent Network". Data and Internet services also include a portfolio of managed services including the data and Internet components of converged services, which fully integrates a combination of certain communication applications including IP VPN, Internet, enterprise Session Initiation Protocol ("SIP") trunking (a VoIP solution), security and managed router service into a single managed IP solution; and the data and Internet components of integrated services, which enable customers to purchase a full array of access options that include Internet services.
•Voice services are traditional voice capabilities, whether provided over TDM or VoIP, including those provided as standalone and bundled services, long distance and toll free services. Voice services also include the voice components of managed and integrated services.
•Network services are point-to-point services that transmit voice, data and images using state-of-the-art fiber optics, and collocation services that provide secure space with controlled climate and power where customers can locate their equipment to connect to the Company's network in facilities equipped for enterprise information technology environmental requirements.
The Company also generates revenue from intercarrier compensation, comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission ("FCC") and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s customers include enterprise organizations in a wide variety of industry segments including, among others, the financial services, technology and scientific, health care, distribution, manufacturing and professional services industries, data centers, cloud application providers, public sector entities, system integrators and communications service providers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless communications companies and cable companies.
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
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amounts classified as revenue, primarily included in voice services, associated with such taxes and fees were approximately $83.2 million, $79.8 million and $63.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Operating Expenses
Operating expenses consist of costs directly related to the operation and maintenance of the Company’s network and the provisioning of services, but exclude depreciation, amortization and accretion, which is reported separately. These costs, which are net of capitalized labor and overhead costs on capital projects (see “Property, Plant and Equipment” above), include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain the Company’s network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities.
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income as of December 31, 2013 relates to the Company's investments that are classified as available-for-sale securities. The Company recognized no material changes in accumulated other comprehensive income for the year ended December 31, 2013. There were no significant items reclassified out of accumulated other comprehensive income for the year ended December 31, 2013.
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 18%, 18% and 20% of the Company’s total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. No customer accounted for 5% or more of total revenue in 2013, 2012 and 2011.

Stock-Based Compensation
The Company recognizes the cost of stock-based employee compensation payments as expense over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units granted is determined based on the market price of the Company’s common stock at the date of grant. The fair value of options is estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the years ended December 31, 2013, 2012 and 2011, the estimated fair value of the share-based payments is generally amortized to expense on a straight-line basis (net of estimated forfeitures) over the award’s vesting period.

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

Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued an accounting standard update that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the respective income statement line items affected by the reclassification. The guidance does not change the current requirements for reporting net income or other comprehensive income. The accounting standard update is effective on a prospective basis for interim and annual periods beginning after December 15, 2012. The Company adopted this accounting standard update in the three months ended March 31, 2013. This update affected presentation and disclosure, but did not affect the Company's consolidated financial position, results of operations or cash flows. See "Accumulated Other Comprehensive Income" above.

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
The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Years ended December 31,
	2013	2012	2011
	(amounts in thousands, except per share amounts)
Numerator
Net income	$36,458	$76,888	$57,911
Allocation of net income to unvested restricted stock awards	(700)	(1,604)	(1,093)
Net income allocated to common stockholders, basic	35,758	75,284	56,818
Net income allocated to common stockholders, diluted	$35,758	$75,284	$56,818
Denominator
Basic weighted average shares outstanding	144,920	147,675	147,247
Dilutive potential common shares:
Stock options	923	1,679	1,495
Unvested restricted stock	637	705	607
Diluted weighted average shares outstanding	146,480	150,059	149,349
Basic earnings per share	$0.25	$0.51	$0.39
Diluted earnings per share	$0.24	$0.50	$0.38

Restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 2.7 million shares for the year ended December 31, 2013. Shares of common stock subject to issuance upon conversion of the Company’s 2 3/8% Convertible Senior Debentures due 2026 (the "Convertible Debentures"), options to purchase shares of the Company's common stock and restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 23.2 million shares and 26.1 million shares at December 31, 2012 and 2011, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments
The Company’s investments at December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$28,845	$262,967
Commercial paper	1,335	30,692
Prime money market mutual funds	—	425,165
Certificates of deposit	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999
Total cash equivalents	$30,180	$731,823
Investments:
Commercial paper	$75,460	$32,480
Debt securities issued by the U.S. Treasury	69,628	89,870
Debt securities issued by U.S. Government agencies	49,488	45,214
Total investments	$194,576	$167,564
Total cash equivalents and investments	$224,756	$899,387

At December 31, 2013 and December 31, 2012, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 7. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities during the year ended December 31, 2013, 2012 and 2011 were $283.8 million, $204.6 million and $208.3 million, respectively. The Company recognized no material unrealized or realized net gains or losses from available-for-sale securities during the years ended December 31, 2013, 2012 and 2011.

4. Property, Plant and Equipment

Property, plant and equipment consists of:

	December 31,
	2013	2012
	(amounts in thousands)
Communications network equipment	$3,090,976	$2,869,304
Fiber and right to use	1,283,472	1,089,210
Vehicles and other equipment	239,510	227,977
Land, buildings and improvements	61,377	61,377
	4,675,335	4,247,868
Less accumulated depreciation	(2,980,379)	(2,755,622)
Total	$1,694,956	$1,492,246

Depreciation expense was $300.0 million, $275.8 million and $274.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s asset retirement obligations are included as a component of other long-term liabilities in the consolidated balance sheets. The following table provides asset retirement obligation liability activity for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
	(amounts in thousands)
Asset retirement obligations:
Balance at January 1	$29,552	$25,138	$23,141
Accretion expense	2,791	2,273	2,085
Liabilities incurred	1,640	2,483	—
Liabilities settled	—	(342)	(88)
Change in estimate	(10,192)	—	—
Balance at December 31	$23,791	$29,552	$25,138

During 2013, the Company revised its estimates of the timing and amounts of its original estimate of undiscounted cash flows related to certain future asset retirement obligations. These revisions resulted in a reduction of $10.2 million to its asset retirement obligations and an offsetting reduction to property, plant and equipment in the Company's consolidated balance sheets for the year ended December 31, 2013.

5. Intangible Assets
Goodwill
The Company had goodwill of $412.7 million at both December 31, 2013 and 2012.
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

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(amounts in thousands)
Customer relationships	$59,086	$(53,177)	$5,909	$59,086	$(49,059)	$10,027
Other	12,392	(6,746)	5,646	12,392	(4,841)	7,551
	$71,478	$(59,923)	$11,555	$71,478	$(53,900)	$17,578

Intangible asset amortization expense was $6.0 million, $6.2 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The amortization expense related to intangible assets recorded as of December 31, 2013 for each of the five succeeding years is estimated as follows: 2014—$4.9 million; 2015—$3.9 million; 2016—$2.2 million; 2017—$0 and 2018—$0.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt

The components of long-term debt at December 31, 2013 and 2012 were as follows:

	Date of					Outstanding balance
	Issuance/		Interest	Interest	Original	as of December 31,
	Amendment	Maturity	Payments	Rate	Principal	2013	2012
					(amounts in thousands)
Term Loan B—December 2016 tranche (1)	Dec 2010	Dec 2016	At least quarterly	Eurodollar rate + 3.25%	$474,100	$—	$463,019
Term Loan B	Apr 2013	Apr 2020	At least quarterly	Eurodollar rate + 2.50%	520,000	517,400	—
8% Senior Notes	Mar 2010	Mar 2018	Mar/Sept	8%	430,000	23,479	430,000
5 3/8% Senior Notes	Oct 2012	Oct 2022	Apr/Oct	5 3/8%	480,000	480,000	480,000
5 3/8% Senior Notes	Aug 2013	Oct 2022	Apr/Oct	5 3/8%	450,000	450,000	—
6 3/8% Senior Notes	Aug 2013	Sept 2023	Mar/Sept	6 3/8%	350,000	350,000	—
2 3/8% Convertible Senior Debentures	Mar 2006	Apr 2026	Apr/Oct	2 3/8%	373,750	—	373,743
Total debt						$1,820,879	$1,746,762
Unamortized discounts						(18,680)	(7,642)
Current portion						(28,592)	(373,026)
Total long-term debt						$1,773,607	$1,366,094
___________________

(1)	The Term Loan B due December 2016 was amended in April 2013 to increase the Term Loan to $520 million and extend the maturity date to April 2020. See further discussion below.

The schedule of principal payments on long-term debt as of December 31, 2013 is as follows (amounts in thousands):

2014 (1)	$28,679
2015	5,200
2016	5,200
2017	5,200
2018	5,200
Thereafter	1,771,400
Total payments	$1,820,879
___________________

(1)
In January 2014, tw telecom holdings inc. notified holders of the 8% Senior Notes due 2018 that all outstanding notes will be redeemed on March 1, 2014. Therefore, the maturity date of these notes is reflected in 2014 (see "Subsequent Event - 2018 Notes" below).

Modification of Term Loan and Revolver
As of December 31, 2012, tw telecom holdings inc. ("Holdings") had a senior secured credit facility (the “Credit Facility”) consisting of a $463.0 million outstanding amount Term Loan B (the “Term Loan”) due December 2016 and an undrawn $80 million Revolving Credit Facility (the “Revolver”) expiring December 2014. In April 2013, Holdings entered into a Second Amended and Restated Credit Agreement ("Amendment and Restatement") to increase the Term Loan to $520 million and extend the maturity date to April 2020. The Term Loan was issued at an offering price of 99.5% of the principal amount. Additionally, the Amendment and Restatement increased the Revolver, which remains undrawn, to $100 million and extended the maturity date to April 2018. Components of the Amendment and Restatement are detailed below:

•
The Term Loan is a secured obligation, on a first lien basis, of Holdings and is guaranteed by the Company and Holdings’ subsidiaries. Repayments of the Term Loan are due quarterly in an amount equal to ¼ of 1% of the aggregate principal amount on the last day of each quarter. Interest is reset periodically. Based on the Eurodollar rate in effect at December 31, 2013, the effective interest rate was 2.67%. In accordance with applicable tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting guidance, the amended and restated Term Loan agreement was accounted for as a modification of the existing debt.

•
The Revolver is secured and guaranteed in the same manner as the Term Loan. Interest on outstanding Revolver amounts, if any, will be computed based on a specified Eurodollar rate plus 1.75% to 2.75%, depending on the Company's consolidated total leverage ratio, as defined in the Revolver, and will be reset periodically. The Company is required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375% to 0.5% per annum. The Amendment and Restatement contains customary affirmative and negative covenants. Most of the Revolver covenants apply whether or not the Company draws on that facility. In addition, if the Revolver were drawn, certain financial covenants would apply.

 5 3/8% Senior Notes due 2022
In October 2012, Holdings completed a private offering of $480 million principal amount of 5 3/8% Senior Notes due 2022 (the "2022 Notes"), at an offering price of 100% of the principal amount. The net proceeds of this offering were used to settle the repurchase and conversion of the Convertible Debentures. See "Retirement of Convertible Senior Debentures" below. The 2022 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings' subsidiaries. The 2022 Notes are redeemable in whole or in part, at Holdings' option at any time prior to October 1, 2017 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium. Holdings may redeem the 2022 Notes in whole or in part at any time on or after October 1, 2017. If a redemption occurs on or after October 1 of the years indicated below, the redemption premiums will be as follows:

Year	Redemption Price
2017	102.688%
2018	101.792%
2019	100.896%
2020	100.000%
In addition, any time prior to October 1, 2015, at the Company's option, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 105.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any.
8% Senior Notes due 2018
As of December 31, 2012, Holdings had outstanding $430 million aggregate principal amount of 8% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings’ subsidiaries. Holdings may redeem the 2018 Notes in whole or in part at any time on or after March 1, 2014. If a redemption occurs on or after March 1 of the years indicated below, the redemption premium will be as follows (see "Subsequent Event- 2018 Notes" below):

Year	Redemption Price
2014	104.000%
2015	102.000%
2016	100.000%

Debt Offering and Concurrent Cash Tender Offer
In August 2013, Holdings completed a private offering of $800 million Senior Notes, including $450 million principal amount of 5 3/8% Senior Notes due 2022 (the "2022 Mirror Notes") at an offering price of 96.250% of the principal amount and $350 million principal amount of 6 3/8% Senior Notes due 2023 (the "2023 Notes") at an offering price of 100% of the principal amount. The net proceeds from the offerings were used to fund Holdings' repurchase of a portion of its $430 million principal amount of the 2018 Notes that were tendered in a concurrent cash tender offer (see discussion below) and for general corporate purposes.
The 2022 Mirror Notes have substantially the same terms and conditions as the 2022 Notes. The 2022 Mirror Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings’ subsidiaries. Interest tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued on the 2022 Mirror Notes from April 1, 2013, and the first interest payment on the 2022 Mirror Notes included accrued interest from April 1, 2013. Purchasers of the 2022 Mirror Notes paid pre-settlement interest of $9.7 million from April 1, 2013 to the settlement date (August 26, 2013). The 2022 Mirror Notes are redeemable in whole or in part, at Holdings' option at any time prior to October 1, 2017 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium. Holdings may redeem the 2022 Notes in whole or in part at any time on or after October 1, 2017. If a redemption occurs on or after October 1 of the years indicated below, the redemption premiums will be as follows:

Year	Redemption Price
2017	102.688%
2018	101.792%
2019	100.896%
2020	100.000%

In addition, at any time prior to October 1, 2015, at Holdings’ option, Holdings may redeem up to 35% of the aggregate principal amount of the 2022 Mirror Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 105.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any.
The 2023 Notes are unsecured obligations of Holdings and are guaranteed by the Company and substantially all of Holdings’ subsidiaries. The 2023 Notes are redeemable in whole or in part, at Holdings' option, at any time prior to September 1, 2018 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, liquidated damages, if any, plus a make-whole premium. Holdings may redeem the 2023 Notes in whole or in part at any time on or after September 1, 2018. If a redemption occurs on or after September 1 of the years indicated below, the redemption premiums will be as follows:

Year	Redemption Price
2018	103.188%
2019	102.125%
2020	101.063%
2021	100.000%
In addition, at any time prior to September 1, 2016, at Holdings' option, it may redeem up to 35% of the aggregate principal amount of the 2023 Notes with net proceeds from one or more equity offerings by the Company at a redemption price of 106.375% of their principal amount, plus accrued and unpaid interest, if any, and liquidated damages, if any.
In the year ended December 31, 2013, Holdings received and accepted tenders of approximately $406.5 million aggregate principal amount of the 2018 Notes for $438.7 million in a tender offer that was made concurrently with the Senior Notes offering. The completion of this tender offer resulted in debt extinguishment costs of $38.9 million, comprised of premiums and fees associated with this tender offer of $32.2 million and write-offs of unamortized deferred debt issuance costs and issuance discount related to the 2018 Notes of $5.1 million and $1.6 million, respectively. Approximately $23.5 million principal amount of the 2018 Notes remained outstanding as of December 31, 2013 (see "Subsequent Event - 2018 Notes" below).
As required by a Registration Rights Agreement with the initial purchasers of the 2022 Mirror Notes and 2023 Notes, Holdings conducted an exchange offer that closed in January 2014 to enable the holders of these Notes to exchange the unregistered notes for notes registered under the Securities Act of 1933 with essentially identical terms. Pursuant to the exchange offer, $450 million and $350 million in principal amount of unregistered 2022 Mirror Notes and 2023 Notes, respectively, were exchanged for $450 million and $350 million in principal amount of registered 2022 Mirror Notes and 2023 Notes, respectively. The exchange offer for both the 2022 Mirror Notes and the 2023 Notes did not have a material impact on the Company’s financial position or results of operation.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Event - 2018 Notes
On January 30, 2014, Holdings notified holders of the 2018 Notes that all outstanding 2018 Notes will be redeemed on March 1, 2014 at a redemption price of 104% of the principal amount. The aggregate principal amount of the notes being redeemed is $23.5 million and is included as a component of current portion debt and capital lease obligations, net in the Company's consolidated balance sheets for the year ended December 31, 2013.
Retirement of Convertible Senior Debentures
As of December 31, 2012, the Company had outstanding $373.7 million principal amount of Convertible Debentures. In accordance with authoritative guidance issued by the FASB for convertible debt instruments, the Company separated the Convertible Debentures into debt and equity components at issuance and assigned a value to each. The value assigned to the equity component was $120.5 million, net of an allocable portion of deferred debt issuance costs, as of December 31, 2012, and is included as a component of additional paid in capital. The value assigned to the debt component was $253.3 million and represents the estimated fair value, as of the issuance date (March 29, 2006), of a similar instrument without the conversion feature. The unamortized discount was amortized to interest expense using the interest rate method through March 31, 2013.
The following table reflects the principal and discount included in the consolidated balance sheets as of December 31, 2013 and 2012:

	2013	2012
Principal amount of Convertible Debentures	$—	$373,743
Unamortized discount	—	(5,643)
Net carrying amount of Convertible Debentures	$—	$368,100

The Company recognized the following amounts to interest expense related to the Convertible Debentures for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Interest expense, contractual amount at 2 3/8%	$3,800	$8,877	$8,876
Interest expense, amortization of discount	5,642	21,414	19,675
Interest expense, amortization of deferred debt issuance costs	275	1,098	1,098
Total interest expense for Convertible Debentures	$9,717	$31,389	$29,649
Effective interest rate on liability component	3.0%	8.5%	8.5%

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
For the year ended December 31, 2013, the Company settled the $373.7 million principal amount of the Convertible Debentures for $552.7 million as a result of the redemption and other repurchases by the Company and conversions by holders of the Convertible Debentures. The excess of the fair value of the debt component of $373.7 million at settlement, or $179.2 million, was recorded as a reduction to additional paid in capital.
Debt Offering Costs
For the years ended December 31, 2013, 2012 and 2011, the Company deferred debt offering costs of $23.3 million, $9.2 million, and $0.1 million, respectively, in connection with debt issuances, that are being amortized to interest expense over the respective terms of the debt. At December 31, 2013 and 2012, there was $33.3 million and $19.1 million, respectively, of unamortized debt issuance costs.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Covenant Compliance
As of December 31, 2013, tw telecom inc. and its wholly-owned subsidiary, Holdings, were in compliance with all of their debt covenants.

Interest Expense
Interest expense, including amortization of deferred debt issuance costs, discounts, commitment fees and the effect of interest rate swap agreements, as applicable, was as follows:

	Years Ended December 31,
	2013	2012	2011
	(amounts in thousands)
Term Loan B - all instruments	$16,063	$18,800	$22,295
8% Senior Notes	24,190	35,980	35,980
5 3/8% Senior Notes, issued October 2012	26,652	6,681	—
5 3/8% Senior Notes, issued August 2013	9,375	—	—
6 3/8% Senior Notes	8,000	—	—
2 3/8% Convertible Senior Debentures	9,717	31,389	29,649
Revolving Credit Facility (undrawn)	664	624	501
Interest expense from debt	$94,661	$93,474	$88,425
Other interest expense	1,475	283	(707)
Total interest expense	$96,136	$93,757	$87,718

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at December 31, 2013 and 2012.

The following tables reflect assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31, 2013 and 2012:

	Fair Value Measurements At December 31, 2013			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$28,845	$—	$—	$28,845
Commercial paper	—	1,335	—	1,335
Investments included in cash and cash equivalents	$28,845	$1,335	$—	$30,180
Commercial paper	—	75,460	—	75,460
Debt securities issued by the U.S. Treasury	—	69,628	—	69,628
Debt securities issued by U.S. Government agencies	—	49,488	—	49,488
Short-term investments	$—	$194,576	$—	$194,576
Total assets	$28,845	$195,911	$—	$224,756

	Fair Value Measurements At December 31, 2012			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
Prime money market mutual funds	$425,165	$—	$—	$425,165
U.S. Treasury money market mutual funds	262,967	—	—	262,967
Commercial paper	—	30,692	—	30,692
Certificates of deposit	—	8,000	—	8,000
Debt securities issued by U.S. Government agencies	—	4,999	—	4,999
Investments included in cash and cash equivalents	$688,132	$43,691	$—	$731,823
Debt securities issued by the U.S. Treasury	—	89,870	—	89,870
Debt securities issued by U.S. Government agencies	—	45,214	—	45,214
Commercial paper	—	32,480	—	32,480
Short-term investments	$—	$167,564	$—	$167,564
Total assets	$688,132	$211,255	$—	$899,387

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B—December 2016 tranche	$—	$—	$463,019	$465,334
Term Loan B, net of discount	515,063	519,987	—	—
8% Senior Notes, net of discount	23,392	24,594	428,001	470,850
5 3/8% Senior Notes, issued October 2012	480,000	474,000	480,000	505,200
5 3/8% Senior Notes, net of discount, issued August 2013	433,744	444,375	—	—
6 3/8% Senior Notes	350,000	364,000	—	—
2 3/8% Convertible Senior Debentures, net of discount	—	—	368,100	512,159
Total debt	$1,802,199	$1,826,956	$1,739,120	$1,953,543

8. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years ended December 31,
	2013	2012	2011
	(amounts in thousands)
Current:
Federal	$312	$3,525	$1,317
State	2,655	4,974	4,406
	2,967	8,499	5,723
Deferred:
Federal	29,736	46,611	34,800
State	1,002	1,948	1,826
	30,738	48,559	36,626
Income tax benefit of change in valuation allowance	—	—	(870)
Income tax expense	$33,705	$57,058	$41,479

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Federal statutory income tax expense	35.0%	35.0%	35.0%
Compensation limitation	6.3	2.8	2.1
State income tax expense, net of federal income tax benefit	3.9	3.9	4.7
Stock compensation	1.8	0.3	—
Other	1.0	0.6	0.8
Change in valuation allowance	—	—	(0.9)
Income tax expense	48.0%	42.6%	41.7%

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(amounts in thousands)
Deferred tax assets:
Net operating loss carryforwards	$235,737	$253,827
Accrued liabilities	23,329	25,897
Stock compensation	8,868	18,794
AMT and other business credit carryforwards	8,772	6,277
Other	11,027	19,356
Total deferred tax assets	287,733	324,151
Deferred tax liabilities:
Depreciation and amortization	(110,865)	(108,988)
Other	(2,270)	(3,893)
Total deferred tax liabilities	(113,135)	(112,881)
Less: Valuation allowance	(26,996)	(33,225)
Total deferred tax asset, net	$147,602	$178,045
Balance sheet classification of deferred taxes:
Deferred income tax asset, net - current	$54,026	$76,160
Deferred income tax asset, net - noncurrent	96,087	101,885
Deferred income tax liability, net - noncurrent	(2,511)	—
Total deferred tax asset, net	$147,602	$178,045
The Company continues to maintain a valuation allowance against certain deferred tax assets totaling $27.0 million. The Company believes it is more likely than not that certain deferred tax assets, including those resulting from net operating loss carryforwards ("NOLs") subject to certain limitations and those that require future income of special character, will not be realized. Additionally, the Company has certain deferred tax assets attributable to stock option deductions for which the related valuation allowance cannot be reversed due to relevant accounting guidance concerning tax benefits related to the exercise of non-qualified stock options prior to the adoption of such accounting guidance. At December 31, 2013, $20.6 million of the valuation allowance related to stock compensation for which subsequently recognized tax benefits will be allocated directly to additional paid in capital.
As a result of certain realization requirements of applicable accounting guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Stockholders' equity will be increased by $64.4 million if and when such deferred tax assets are ultimately realized. The Company uses the ordering rules prescribed by relevant accounting guidance for purposes of determining when the excess tax benefits have been realized. At December 31, 2013, the Company had $8.9 million in deferred tax assets related to stock-based compensation. If the actual future tax deductions are less than the deferred tax asset recorded, this may result in an increase to income tax expense.

At December 31, 2013, the Company had NOLs for federal income tax purposes of approximately $800 million. The Company’s NOLs, if not utilized to reduce taxable income in future periods, generally expire in various amounts beginning in 2022 and ending in 2026. Due to the presence of these NOLs, tax years that remain subject to examination date back to the year ended December 31, 2000. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code. In general, this would occur if certain ownership changes related to the Company’s common stock that are held by 5 percent or greater stockholders exceeds 50 percent measured over a rolling three year period. If the Company experienced such an ownership change at a time when its market capitalization is below a certain level, the utilization of its NOLs to reduce future federal income tax obligations could be limited.
As of December 31, 2013, the Company had no material uncertain tax positions.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock-Based Compensation
tw telecom 1998 Employee Stock Option Plan
The Company maintains the tw telecom 1998 Employee Stock Option Plan that reserved 9.0 million shares of common stock to be issued to officers and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2013, approximately 0.2 million shares of common stock were reserved for issuance upon exercise of outstanding options under that plan. Generally, the options vest over periods of up to four years and expire seven or ten years from the date of issuance. These options have been granted to employees of the Company with an exercise price equal to market value at the date of grant. The tw telecom 1998 Employee Stock Option Plan expired in August 2008 and no additional awards may be granted under this plan.
tw telecom 2000 Employee Stock Plan
The Company maintains the tw telecom 2000 Employee Stock Plan (as amended in June 2009) that permits up to 39.0 million shares of common stock to be issued pursuant to stock options and stock awards granted to officers, directors, and eligible employees under terms and conditions to be set by the Company’s Board of Directors. As of December 31, 2013, approximately 2.1 million shares of common stock were reserved for issuance upon exercise of outstanding options and vesting of stock awards and approximately 12.5 million shares of common stock were available for grant under the plan. Generally, the options and awards vest over periods of up to four years and options expire either seven or ten years from the date of issuance.
The options have been granted to employees of the Company with an exercise price equal to market value of the underlying stock at the date of grant. The fair value of the restricted stock awards and restricted stock units granted was measured based on the market value of the shares on the date of grant and the resulting expense related to these awards is recorded over their vesting periods, generally up to four years. The Company did not grant any stock options in the years ended December 31, 2013 and 2012 and granted an immaterial number of stock options in the year ended December 31, 2011.

The table below summarizes the Company’s stock option activity and related information for the year ended December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(in years)	(thousands)
Options outstanding at January 1, 2013	4,860	$16.36
Granted	—	—
Exercised	(3,841)	16.75
Forfeited	(3)	11.03
Expired	(16)	17.93
Options outstanding at December 31, 2013	1,000	$14.85	3.35	$15,628
Vested and expected to vest at December 31, 2013	1,000	$14.85	3.35	$15,622
Exercisable at December 31, 2013	860	$14.74	2.90	$13,526

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $40.9 million, $17.8 million and $13.4 million, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s restricted stock and restricted stock units and related information for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested at January 1, 2013	4,573	$17.30
Granted	1,412	27.50
Vested	(1,932)	26.96
Forfeited	(64)	20.35
Nonvested at December 31, 2013	3,989	$21.45

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $52.1 million, $29.1 million and $17.7 million, respectively. As of December 31, 2013, there was $55.9 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

During the year ended December 31, 2013, the Company modified the outstanding share-based awards for an executive who retired to accelerate vesting of such awards, resulting in total incremental cost of $4.3 million (net of forfeitures) over the initial grant date value.
Effective October 1, 2004, the Company adopted the tw telecom 2004 Qualified Stock Purchase Plan (the “2004 Stock Purchase Plan”). Employees who met certain eligibility requirements could elect to designate up to 15% of their eligible compensation, up to an annual limit of $25,000, to purchase shares of the Company’s common stock at a 15% discount to fair market value. Stock purchases occurred semi-annually, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 600,000 shares of the Company’s common stock to participants in the 2004 Stock Purchase Plan. In September 2007, the 2004 Stock Purchase Plan was amended to authorize an additional 600,000 shares for issuance under the 2004 Stock Purchase Plan. During the years ended December 31, 2013, 2012 and 2011, no shares were issued under the amended 2004 Stock Purchase Plan because the Company has not made any offerings under the amended plan.

10. Commitments and Contingencies
Leases and Fixed Obligations
The Company leases office space and furniture, facilities housing telecommunications equipment, and fiber optic use rights. Certain of the leases contain renewal clauses. The Company also enters into fixed price maintenance agreements for maintenance of its network.
In November 2013, the Company announced a market expansion to increase its metropolitan fiber route miles by approximately 17% into five new markets and in 27 existing markets. The Company is also expanding its regional fiber footprint in order to achieve greater network control and cost efficiency. To facilitate this expansion, the Company entered into long-term capital leases for fiber that the Company plans to light with its own electronics. The initial term of the leases is 20 years, with two ten-year renewals at the Company's option, and automatic renewals thereafter until terminated by either party. During the three months ended December 31, 2013, the Company recognized a right-to-use asset and corresponding capital lease obligation of $119.8 million, representing the present value of the minimum commitment under the leases, which are expected to result in aggregate committed lease payments over the initial 20 year lease term of approximately $216.5 million. The Company will accept the fiber under the minimum commitment beginning in the first quarter of 2014, at which time the related assets will begin depreciation.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013, commitments under capital leases, non-cancelable operating leases and maintenance agreements with terms in excess of one year were as follows:

	Capital Leases	Operating Leases	Fixed Maintenance Obligations
	(amounts in thousands)
Year ended December 31:
2014	$10,517	$55,192	$4,380
2015	10,110	49,141	5,242
2016	10,003	42,992	5,242
2017	9,566	38,612	5,242
2018	11,751	34,583	5,242
Thereafter	207,342	138,989	62,318
Total minimum lease payments	$259,289	$359,509	$87,666
Less amount representing interest	(112,243)
Present value of obligations under capital leases	147,046
Less current portion of obligations under capital leases	(3,878)
Obligations under capital leases, excluding current portion	$143,168

As of December 31, 2013 and 2012, assets under capital lease obligations, which primarily consist of fiber optic network components, were $152.6 million and $24.6 million, respectively, with related accumulated depreciation of $8.9 million and $7.8 million, respectively. Depreciation expense related to assets under capital lease obligations was $2.2 million, $1.7 million and $1.2 million for years ended December 31, 2013, 2012 and 2011, respectively. The obligations under capital leases have been discounted at an average imputed interest rate of 5.8%. Rental expense under operating leases aggregated $88.2 million, $77.1 million and $76.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

11. Employee Benefit Plans
Effective January 1, 1999, the Company adopted the tw telecom 401(k) Plan (the “401(k) Plan”). Employees who meet certain eligibility requirements may contribute up to 60% of their eligible compensation, subject to statutory limitations, to a trust for investment in several diversified investment choices, as directed by the employee. The Company makes a matching contribution of 100% of each employee’s contribution up to a maximum of 5% of the employee’s eligible compensation. The Company’s contributions to the 401(k) Plan aggregated $12.9 million, $11.9 million and $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly Results of Operations (Unaudited)
The following summarizes the Company’s unaudited quarterly results of operations for 2013 and 2012:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(amounts in thousands, except per share amounts)
Year ended December 31, 2013
Total revenue	$381,209	$389,483	$393,190	$400,019
Operating income	52,170	53,262	46,932	52,557
Net income (loss)	13,144	17,347	(9,434)	15,401
Basic earnings (loss) per share	$0.09	$0.12	$(0.07)	$0.11
Diluted earnings (loss) per share	$0.09	$0.11	$(0.07)	$0.11
Year ended December 31, 2012
Total revenue	$358,925	$364,503	$368,934	$377,893
Operating income	55,248	56,468	58,672	56,599
Net income	19,332	19,319	20,969	17,268
Basic earnings per share	$0.13	$0.13	$0.14	$0.11
Diluted earnings per share	$0.13	$0.13	$0.14	$0.11

The total earnings per share for the quarters may not equal earnings per share for the respective years because the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

13. Supplemental Guarantor Information
The 2018 Notes, 2022 Notes, 2022 Mirror Notes and 2023 Notes (collectively, the "Senior Notes") are unsecured obligations of Holdings ("Issuer") and are fully and unconditionally guaranteed by the Company (“Parent Guarantor”) and substantially all of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. The Combined Subsidiary Guarantors are directly or indirectly wholly owned by the Issuer, which is wholly owned by the Parent Guarantor. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets, and engage in mergers and consolidations.
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of December 31, 2013 and 2012, Condensed Consolidating Statements of Operations for the years ended December 31, 2013, 2012 and 2011, Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,546	$259,873	$—	$—	$284,419
Investments	—	194,576	—	—	194,576
Receivables, net	—	—	107,258	—	107,258
Prepaid expenses and other current assets	—	14,434	8,111	—	22,545
Deferred income taxes	—	54,006	20	—	54,026
Intercompany receivable	917,932	1,475,298	—	(2,393,230)	—
Total current assets	942,478	1,998,187	115,389	(2,393,230)	662,824
Property, plant and equipment, net	—	75,142	1,619,814	—	1,694,956
Deferred income taxes	—	95,603	484	—	96,087
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	—	36,001	19,898	—	55,899
Total assets	$942,478	$2,204,933	$2,168,279	$(2,393,230)	$2,922,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$8,298	$30,156	$—	$38,454
Current portion debt and capital lease obligations, net	—	29,008	3,462	—	32,470
Other current liabilities	—	87,333	151,039	—	238,372
Intercompany payable	—	—	2,393,230	(2,393,230)	—
Total current liabilities	—	124,639	2,577,887	(2,393,230)	309,296
Losses in subsidiary in excess of investment	306,440	858,499	—	(1,164,939)	—
Long-term debt and capital lease obligations, net	—	1,773,607	143,168	—	1,916,775
Long-term deferred revenue	—	—	20,046	—	20,046
Other long-term liabilities	—	10,526	29,748	—	40,274
Stockholders’ equity (deficit)	636,038	(562,338)	(602,570)	1,164,939	636,069
Total liabilities and stockholders’ equity (deficit)	$942,478	$2,204,933	$2,168,279	$(2,393,230)	$2,922,460

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2013

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$1,563,901	$—	$1,563,901
Costs and expenses:
Operating, selling, general and administrative	—	270,955	779,257	—	1,050,212
Depreciation, amortization and accretion	—	27,989	280,779	—	308,768
Corporate expense allocation	—	(298,944)	298,944	—	—
Total costs and expenses	—	—	1,358,980	—	1,358,980
Operating income	—	—	204,921	—	204,921
Interest expense, net	(9,717)	(74,747)	(10,980)	—	(95,444)
Debt extinguishment costs	(327)	(38,987)	—	—	(39,314)
Interest expense allocation	10,044	113,734	(123,778)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	70,163	—	70,163
Income tax expense	—	32,051	1,654	—	33,705
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(32,051)	68,509	—	36,458
Equity in undistributed earnings of subsidiaries	36,458	68,509	—	(104,967)	—
Net income	$36,458	$36,458	$68,509	$(104,967)	$36,458

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2013

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$36,458	$36,458	$68,509	$(104,967)	$36,458
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	63	63	—	(63)	63
Other comprehensive income, net of tax	63	63	—	(63)	63
Comprehensive income	$36,521	$36,521	$68,509	$(105,030)	$36,521

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$36,458	$36,458	$68,509	$(104,967)	$36,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	27,989	280,779	—	308,768
Deferred income taxes	—	30,738	—	—	30,738
Stock-based compensation	—	—	38,832	—	38,832
Extinguishment costs, amortization of discount on debt and deferred debt issue costs and other	6,244	43,797	—	—	50,041
Intercompany and equity investment changes	875,802	(972,870)	(7,899)	104,967	—
Changes in operating assets and liabilities	(2,219)	21,108	(45,265)	—	(26,376)
Net cash provided by (used in) operating activities	916,285	(812,780)	334,956	—	438,461
Cash flows from investing activities:
Capital expenditures	—	(54,376)	(318,492)	—	(372,868)
Purchases of investments	—	(312,526)	—	—	(312,526)
Proceeds from sale of investments	—	283,845	—	—	283,845
Equipment purchases in advance of installation and other, net	—	398	(14,968)	—	(14,570)
Net cash used in investing activities	—	(82,659)	(333,460)	—	(416,119)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	43,495	—	—	—	43,495
Purchases of treasury stock	(406,514)	—	—	—	(406,514)
Excess tax benefits from stock-based compensation	—	692	—	—	692
Proceeds from modification of debt, net of financing costs	—	49,684	—	—	49,684
Proceeds from issuance of debt, net of financing costs	—	765,800	—	—	765,800
Retirement of debt obligations	(553,264)	(438,714)	—	—	(991,978)
Payment of debt and capital lease obligations	—	(4,334)	(1,496)	—	(5,830)
Net cash provided by (used in) financing activities	(916,283)	373,128	(1,496)	—	(544,651)
Increase (decrease) in cash and cash equivalents	2	(522,311)	—	—	(522,309)
Cash and cash equivalents at beginning of period	24,544	782,184	—	—	806,728
Cash and cash equivalents at end of period	$24,546	$259,873	$—	$—	$284,419

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$76,888	$76,888	$132,198	$(209,086)	$76,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	24,268	260,024	—	284,292
Deferred income taxes	—	48,559	—	—	48,559
Stock-based compensation	—	—	29,300	—	29,300
Amortization of discount on debt and deferred debt issue costs and other	22,512	3,034	—	—	25,546
Intercompany and equity investment changes	(99,451)	(14,613)	(95,022)	209,086	—
Changes in operating assets and liabilities	—	5,280	(6,189)	—	(909)
Net cash (used in) provided by operating activities	(51)	143,416	320,311	—	463,676
Cash flows from investing activities:
Capital expenditures	—	(17,490)	(320,628)	—	(338,118)
Purchases of investments	—	(243,048)	—	—	(243,048)
Proceeds from sale of investments	—	204,629	—	—	204,629
Proceeds from sale of assets and other investing activities, net	—	1,258	1,308	—	2,566
Net cash used in investing activities	—	(54,651)	(319,320)	—	(373,971)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	13,462	—	—	—	13,462
Purchases of treasury stock	(13,409)	—	—	—	(13,409)
Excess tax benefits from stock-based compensation	—	1,213	—	—	1,213
Retirement of debt obligations	—	(101,518)	—	—	(101,518)
Net proceeds from issuance of debt	—	470,796	—	—	470,796
Payment of debt and capital lease obligations	(1)	(5,923)	(991)	—	(6,915)
Net cash provided by (used) in financing activities	52	364,568	(991)	—	363,629
Increase in cash and cash equivalents	1	453,333	—	—	453,334
Cash and cash equivalents at beginning of period	24,543	328,851	—	—	353,394
Cash and cash equivalents at end of period	$24,544	$782,184	$—	$—	$806,728

tw telecom inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$57,911	$57,911	$97,838	$(155,749)	$57,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	22,170	261,159	—	283,329
Deferred income taxes	—	35,736	20	—	35,756
Stock-based compensation	—	—	27,817	—	27,817
Amortization of discount on debt and debt issue costs and other	20,773	2,615	—	—	23,388
Intercompany and equity investment changes	(30,087)	(73,468)	(52,194)	155,749	—
Changes in operating assets and liabilities	—	6,254	(30,867)	—	(24,613)
Net cash provided by operating activities	48,597	51,218	303,773	—	403,588
Cash flows from investing activities:
Capital expenditures	—	(39,701)	(301,030)	—	(340,731)
Purchases of investments	—	(223,638)	—	—	(223,638)
Proceeds from sale of investments	—	208,340	—	—	208,340
Proceeds from sales of assets and other investing activities, net	—	5,183	(1,953)	—	3,230
Net cash used in investing activities	—	(49,816)	(302,983)	—	(352,799)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	9,966	—	—	—	9,966
Purchases of treasury stock	(58,562)	—	—	—	(58,562)
Excess tax benefits from stock-based compensation	—	1,385	—	—	1,385
Payment of debt and capital lease obligations	—	(6,316)	(790)	—	(7,106)
Net cash used in financing activities	(48,596)	(4,931)	(790)	—	(54,317)
Increase (decrease) in cash and cash equivalents	1	(3,529)	—	—	(3,528)
Cash and cash equivalents at beginning of period	24,542	332,380	—	—	356,922
Cash and cash equivalents at end of period	$24,543	$328,851	$—	$—	$353,394

tw telecom inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Additions/ Charges to Costs and Expenses, net	Deductions	Balance at End of Period
	(amounts in thousands)
For the Year ended December 31, 2013:
Allowance for doubtful accounts receivable	$7,067	2,780	(3,099)	$6,748
For the Year ended December 31, 2012:
Allowance for doubtful accounts receivable	$8,192	1,272	(2,397)	$7,067
For the Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$7,898	3,142	(2,848)	$8,192

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1	—
Agreement and Plan of Merger, by and among Time Warner Telecom Inc., XPD Acquisition, LLC, Xspedius Communications, LLC, Xspedius Management Co., LLC and Xspedius Holding Corp., dated as of July 27, 2006 (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

3.1	—	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

3.2	—	Amended By-laws of tw telecom inc. (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

4.1	—
Indenture, dated March 17, 2010, among tw telecom holdings inc., the Company, Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for 8 % Senior Notes due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2010).*

4.2	—
Supplemental Indenture, dated August 26, 2013, to Indenture dated March 17, 2010, among tw telecom holdings inc., the Company, Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, for 8 % Senior Notes due 2018 (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated August 26, 2013).*

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).*

4.4	—
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.375% Senior Notes due 2022 of tw telecom holdings inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 2, 2012).*

4.5	—
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 of tw telecom holdings inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 26, 2013).*

4.6	—
First Supplemental Indenture of Trust, dated as of November 20, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 (filed as Exhibit 4.2 to tw telecom holdings inc.’s Registration Statement on Form S-4 (Registration No. 333-192450)).*

4.7	—
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 26, 2013).*

4.8	—
First Supplemental Indenture of Trust, dated as of November 20, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 (filed as Exhibit 4.4 to tw telecom holdings inc.’s Registration Statement on Form S-4 (Registration No. 333-192450)).*

10.1	—
Lease, dated November 1, 2004, between Carr America Realty, L.P. and Time Warner Telecom Holdings Inc. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

**10.2	—	Time Warner Telecom Inc. 1998 Stock Option Plan as amended December 8, 1999 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).*

**10.3	—	Employment Agreement, dated November 4, 2009, between the Company and Larissa L. Herda (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

Exhibit Number		Description of Exhibit

**10.4	—
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
Amended and Restated Employment Agreement, dated June 18, 2013, between the Company and Tina Davis (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

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

**10.12	—
Second Amended and Restated Change of Control Employment Agreement, dated June 18, 2013, between the Company and Tina Davis (filed as Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended June 30, 2013).*

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

Exhibit Number		Description of Exhibit

**10.20	—
Amendment Number 1, dated November 4, 2009, to Amended and Restated Change of Control Employment Agreement between the Company and Mark Peters (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.21	—	Capacity License Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

†10.22	—
Office Lease, dated January 8, 2013 (the "Office Lease"), by and between the Company and Denver United LLC (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*

†10.23	—
Office Lease, dated October 25, 2010, between LBA Realty Fund III-Company II LLC and tw telecom holdings inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010 dated May 4, 2011).*

**10.24	—	Amended and Restated 2000 Employee Stock Plan (filed as Annex A to the Company’s Schedule 14A Definitive Proxy Statement filed April 27, 2009).*

**10.25	—
Summary of compensation arrangements for independent directors of tw telecom inc., revised as of January 30, 2013 (filed as Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 2012).*

10.26	—	Form of Amended and Restated Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.27	—	Form of Indemnification Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).*

10.28	—
Second Amended and Restated Credit Agreement dated as of April 17, 2013, among the Company, tw telecom holdings inc., the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 18, 2013). *

10.29	—
First Amendment to Second Amended and Restated Credit Agreement dated August 12, 2013 among the Company, tw telecom holdings inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders named therein (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 12, 2013).*

†10.30	—	Amended and Restated Master Service Agreement for Metro Dark Fibers, dated April 28, 2011, by and between tw telecom holdings inc. and Zayo Fiber Solutions, LLC.

†10.31	—	Fifth Amendment to Indefeasible Right of Use Agreement and Master Service Agreement Dark Fibers, dated November 1, 2013, by and between tw telecom holdings inc. and Zayo Group, LLC.

21	—	Subsidiaries of the registrant (filed as Exhibit 21 to the Company’s Registration Statement on Form S-4 (Registration No. 333-192450)).*

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

*	Incorporated by reference.

**	Management contract or compensation plan or arrangement.

†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

E-4