Form 10-Q
period 2014-03-31
tw telecom inc.
filed 2014-05-08
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of April 30, 2014 was 137,926,212 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$178,839	$284,419
Investments	176,394	194,576
Receivables, less allowances of $6,290 and $6,748, respectively	98,811	107,258
Prepaid expenses and other current assets	23,734	22,545
Deferred income taxes	54,026	54,026
Total current assets	531,804	662,824
Property, plant and equipment	4,775,473	4,675,335
Less accumulated depreciation	(3,049,210)	(2,980,379)
	1,726,263	1,694,956
Deferred income taxes	88,332	96,087
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	10,322	11,555
Other assets, net	43,129	44,344
Total assets	$2,812,544	$2,922,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,711	$38,454
Deferred revenue	48,561	48,371
Accrued taxes, franchise and other fees	52,969	55,043
Accrued interest	28,740	21,606
Accrued payroll and benefits	42,820	52,604
Accrued carrier costs	10,997	25,507
Current portion debt and capital lease obligations, net	8,878	32,470
Other current liabilities	37,772	35,241
Total current liabilities	302,448	309,296
Long-term debt and capital lease obligations, net	1,915,081	1,916,775
Long-term deferred revenue	19,871	20,046
Other long-term liabilities	42,590	40,274
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 153,760 shares issued	1,538	1,538
Additional paid-in capital	1,692,107	1,701,356
Treasury stock, 15,851 and 12,593 shares, at cost, respectively	(459,243)	(357,974)
Accumulated deficit	(701,966)	(708,979)
Accumulated other comprehensive income	118	128
Total stockholders’ equity	532,554	636,069
Total liabilities and stockholders’ equity	$2,812,544	$2,922,460
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$243,671	$211,721
Voice services	77,361	76,030
Network services	58,367	64,955
Service revenue	379,399	352,706
Taxes and fees	22,752	20,594
Intercarrier compensation	6,142	7,909
Total revenue	408,293	381,209
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	174,039	161,082
Selling, general and administrative	106,832	93,562
Depreciation, amortization and accretion	82,456	74,395
Total costs and expenses	363,327	329,039
Operating income	44,966	52,170
Interest expense	(25,648)	(28,340)
Debt extinguishment costs	(1,282)	—
Interest income	148	277
Income before income taxes	18,184	24,107
Income tax expense	8,393	10,963
Net income	$9,791	$13,144
Earnings per share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09
Weighted average shares outstanding:
Basic	138,088	149,129
Diluted	140,097	152,452

(a) Includes non-cash stock-based employee compensation expense (Note 6):

Operating	$539	$583
Selling, general and administrative	$8,847	$8,879

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(amounts in thousands)
Net income	$9,791	$13,144
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(10)	8
Other comprehensive income (loss), net of tax	(10)	8
Comprehensive income	$9,781	$13,152

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(amounts in thousands)
Cash flows from operating activities:
Net income	$9,791	$13,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	82,456	74,395
Deferred income taxes	8,017	10,617
Stock-based compensation expense	9,386	9,462
Loss on debt extinguishment	1,282	—
Amortization of discount on debt and deferred debt issue costs	1,613	6,795
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	7,844	(6,952)
Accounts payable, deferred revenue and other liabilities	(5,164)	(25,861)
Net cash provided by operating activities	115,225	81,600
Cash flows from investing activities:
Capital expenditures	(101,633)	(87,800)
Purchases of investments	(51,703)	(50,932)
Proceeds from sale of investments	69,509	33,990
Other investing activities, net	4,338	(2,240)
Net cash used in investing activities	(79,489)	(106,982)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	8,517	24,449
Taxes paid related to net share settlement of equity awards	(18,897)	(18,291)
Purchases of treasury stock	(104,170)	(54,627)
Excess tax benefits from stock-based compensation	412	601
Retirement of debt obligations	(24,418)	(59)
Payment of debt and capital lease obligations	(2,760)	(1,709)
Net cash used in financing activities	(141,316)	(49,636)
Decrease in cash and cash equivalents	(105,580)	(75,018)
Cash and cash equivalents at beginning of period	284,419	806,728
Cash and cash equivalents at end of period	$178,839	$731,710
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,083	$21,631
Cash paid for income taxes, net of refunds	$(76)	$(60)
Cash paid for debt extinguishment costs	$939	$—
Non-cash investing & financing activities:
Addition of capital lease obligations	$537	$3,053
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2013	153,760	$1,538	(12,593)	$(357,974)	$1,701,356	$(708,979)	$128	$636,069
Net income	—	—	—	—	—	9,791	—	9,791
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10)	(10)
Excess tax benefits from stock-based compensation, net	—	—	—	—	262	—	—	262
Purchases of treasury stock	—	—	(3,674)	(112,564)	—	—	—	(112,564)
Exercise of stock options net of (withholdings) to satisfy employee tax obligations upon vesting of stock awards	—	—	512	14,635	(23,664)	(1,351)	—	(10,380)
Stock-based compensation	—	—	(96)	(3,340)	14,153	(1,427)	—	9,386
Balance at March 31, 2014	153,760	$1,538	(15,851)	$(459,243)	$1,692,107	$(701,966)	$118	$532,554
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These condensed consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.
Prior Year Reclassifications
Beginning January 1, 2014, the Company is reporting revenue from taxes and fees in a separate line item on the condensed consolidated statements of operations and is reporting revenue from dedicated high capacity Ethernet services in data and Internet services rather than network services. These reclassifications have been made in the prior year condensed consolidated statement of operations to conform to the current year presentation. Neither of these changes affects total revenue for the current period or prior periods. The following table provides revenue as currently reported and previously reported for the three months ended March 31, 2013:

	Three months ended March 31, 2013
	As Currently Reported	As Previously Reported
	(amounts in thousands)
Revenue:
Data and Internet services	$211,721	$202,082
Voice services	76,030	92,355
Network services	64,955	78,863
Service revenue	352,706	373,300
Taxes and fees	20,594	—
Intercarrier compensation	7,909	7,909
Total revenue	$381,209	$381,209

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 relates to the Company's investments that are classified as available-for-sale securities. The Company recognized no material changes in accumulated other comprehensive income for the three months ended March 31, 2014 or 2013. There were no significant items reclassified out of accumulated other comprehensive income for the three months ended March 31, 2014 or 2013.
Revenue
The Company’s revenue is derived primarily from business communications services comprised of the following:

•
Data and Internet services include services that enable customers to connect their internal computer networks between locations and to access external networks, including Internet access and data transport at high speeds using Ethernet protocol, local and wide-area business Ethernet and IP VPN solutions, including service enhancements that provide customers with more visibility and control over their Ethernet services, which we refer to as the "Intelligent Network". Data and Internet services also include a portfolio of managed services including the data and Internet components of converged services, which fully integrates a combination of certain communication applications including IP VPN, Internet, enterprise Session Initiation Protocol ("SIP") trunking (a VoIP solution), security and managed router service into a single managed IP solution; and the data and Internet components of integrated services, which enable customers to purchase a full array of access options that include Internet services.

•
Voice services are traditional voice capabilities, whether provided over Time Division Multiplexing ("TDM") or VoIP, including those provided as standalone and bundled services, long distance and toll free services. Voice services also include the voice components of managed and integrated services.

•
Network services are point-to-point services that transmit voice, data and images using state-of-the-art fiber optics, and collocation services that provide secure space with controlled climate and power where customers can locate their equipment to connect to the Company’s network in facilities equipped for enterprise information technology environmental requirements.

The Company also generates revenue from intercarrier compensation, which is comprised of switched access services and reciprocal compensation. Switched access represents the compensation from another carrier for the delivery of traffic from a long distance carrier’s point of presence to an end-user’s premises provided through the Company’s switching facilities. The Federal Communications Commission ("FCC") and state public utility commissions regulate switched access rates in their respective jurisdictions. Reciprocal compensation represents compensation from local exchange carriers (“LECs”) for local exchange traffic originated on another LEC’s facilities and terminated on the Company’s facilities.
The Company classifies certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amount of such taxes and fees classified as revenue is included in "Taxes and fees" on the Company's condensed consolidated statements of operations.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 17% of the Company’s total revenue for both the three months ended March 31, 2014 and 2013. No customer accounted for 5% or more of total revenue for the three months ended March 31, 2014 or 2013.
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
The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended March 31,
	2014	2013
	(amounts in thousands, except per share amounts)
Numerator
Net income	$9,791	$13,144
Allocation of net income to unvested restricted stock	(179)	(255)
Net income allocated to common stockholders, basic	$9,612	$12,889
Net income allocated to common stockholders, diluted	$9,612	$12,889
Denominator
Basic weighted average shares outstanding	138,088	149,129
Dilutive potential common shares:
Stock options	384	1,432
Unvested restricted stock	1,625	1,891
Diluted weighted average shares outstanding	140,097	152,452
Basic earnings per share	$0.07	$0.09
Diluted earnings per share	$0.07	$0.09

There were no anti-dilutive shares for the three months ended March 31, 2014. Shares of common stock subject to issuance upon conversion of the Company’s 2 3/8% Convertible Senior Debentures due 2026 (the “Convertible Debentures”) and restricted stock awards and restricted stock units to be settled in common stock upon vesting, which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 21.0 million shares for the three months ended March 31, 2013.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Investments
The Company’s investments at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$28,371	$28,845
Commercial paper	19,895	1,335
Total cash equivalents	$48,266	$30,180
Investments:
Debt securities issued by the U.S. Treasury	$75,019	$69,628
Commercial paper	54,978	75,460
Debt securities issued by U.S. Government agencies	46,397	49,488
Total investments	$176,394	$194,576
Total cash equivalents and investments	$224,660	$224,756
At March 31, 2014 and December 31, 2013, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 5. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $69.5 million and $34.0 million during the three months ended March 31, 2014 and 2013, respectively. Gains and losses on investments are calculated using the specific identification method and are recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three months ended March 31, 2014 and 2013.

4. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at March 31, 2014 and December 31, 2013 were as follows:

	Date of					Outstanding Balance as of
	Issuance / Amendment	Maturity	Interest Payments	Interest Rate	Original Principal	March 31, 2014	December 31, 2013
					(amounts in thousands)
Term Loan B	Apr 2013	Apr 2020	At least quarterly	Eurodollar rate + 2.50%	$520,000	$516,100	$517,400
8% Senior Notes	Mar 2010	Mar 2018	Mar/Sept	8%	430,000	—	23,479
5 3/8% Senior Notes	Oct 2012	Oct 2022	Apr/Oct	5 3/8%	480,000	480,000	480,000
5 3/8% Senior Notes	Aug 2013	Oct 2022	Apr/Oct	5 3/8%	450,000	450,000	450,000
6 3/8% Senior Notes	Aug 2013	Sept 2023	Mar/Sept	6 3/8%	350,000	350,000	350,000
Capital lease obligations						145,894	147,046
Total obligations						1,941,994	1,967,925
Unamortized discounts						(18,035)	(18,680)
Current portion						(8,878)	(32,470)
Total long-term debt and capital lease obligations						$1,915,081	$1,916,775

8% Senior Notes due 2018

As of December 31, 2013, tw telecom holdings inc. ("Holdings") had outstanding $23.5 million aggregate principal amount of 8% Senior Notes due 2018 (the "2018 Notes"). During the three months ended March 31, 2014, Holdings redeemed all remaining outstanding 2018 Notes at a redemption price of 104% of the principal amount. During the three months ended tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2014, the Company recognized debt extinguishment costs of $1.3 million, comprised of $0.9 million for premiums associated with the redemption and $0.4 million for write-offs of unamortized deferred debt issuance costs and issuance discount related to the 2018 Notes.
Covenant Compliance
As of March 31, 2014, tw telecom inc. and its wholly-owned subsidiary, Holdings, were in compliance with all of their debt covenants.
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

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets that are measured at fair value on a recurring basis consist of the Company’s investments in commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies using observable inputs in less active markets and are included as a component of cash and cash equivalents and investments in the condensed consolidated balance sheets. Level 2 liabilities that are measured, but not carried, at fair value on a recurring basis include the Company’s long-term debt. The Company’s long-term debt has not been listed on any securities exchange or quoted on an inter-dealer automated quotation system. The Company has estimated the fair value of its long-term debt based on indicative pricing published by certain investment banks or trading levels in its long-term debt.

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at March 31, 2014 and December 31, 2013.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reflect assets that are measured and carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	Fair Value Measurements At March 31, 2014			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$28,371	$—	$—	$28,371
Commercial paper	—	19,895	—	19,895
Investments included in cash and cash equivalents	$28,371	$19,895	$—	$48,266
Debt securities issued by the U.S. Treasury	—	75,019	—	75,019
Commercial paper	—	54,978	—	54,978
Debt securities issued by U.S. Government agencies	—	46,397	—	46,397
Short-term investments	$—	$176,394	$—	$176,394
Total assets	$28,371	$196,289	$—	$224,660

	Fair Value Measurements At December 31, 2013			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$28,845	$—	$—	$28,845
Commercial paper	—	1,335	—	1,335
Investments included in cash and cash equivalents	$28,845	$1,335	$—	$30,180
Commercial paper	—	75,460	—	75,460
Debt securities issued by the U.S. Treasury	—	69,628	—	69,628
Debt securities issued by U.S. Government agencies	—	49,488	—	49,488
Short-term investments	$—	$194,576	$—	$194,576
Total assets	$28,845	$195,911	$—	$224,756
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B, net of discount	$513,856	$516,100	$515,063	$519,987
8% Senior Notes, net of discount	—	—	23,392	24,594
5 3/8% Senior Notes, issued October 2012	480,000	489,600	480,000	474,000
5 3/8% Senior Notes, net of discount, issued August 2013	434,209	459,000	433,744	444,375
6 3/8% Senior Notes	350,000	372,750	350,000	364,000
Total debt	$1,778,065	$1,837,450	$1,802,199	$1,826,956
6. Stock-Based Compensation
During the three months ended March 31, 2014, the Company granted restricted stock awards and restricted stock units with respect to 1.4 million shares and no stock options. As of March 31, 2014, the Company had 3.7 million restricted stock awards and restricted stock units that were unvested and 0.5 million stock options outstanding, of which 0.5 million were exercisable.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2014, there was $86.4 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years, and no unrecognized compensation expense related to unvested stock options.
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
8. Supplemental Guarantor Information
The $480 million principal amount 5 3/8% Senior Notes due 2022 (the "2022 Notes"), $450 million principal amount 5 3/8% Senior Notes due 2022 (the "2022 Mirror Notes") and $350 million principal amount 6 3/8% Senior Notes due 2023 (the "2023 Notes") (collectively, the "Senior Notes") are unsecured obligations of Holdings ("Issuer") and are fully and unconditionally guaranteed by the Company (“Parent Guarantor”) and substantially all of the Issuer’s subsidiaries (“Combined Subsidiary Guarantors”). The guarantees are joint and several. The Combined Subsidiary Guarantors are directly or indirectly wholly owned by the Issuer, which is wholly owned by the Parent Guarantor. A significant amount of the Issuer’s cash flow is generated by the Combined Subsidiary Guarantors. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from the Combined Subsidiary Guarantors. The Senior Notes are governed by indentures that contain certain restrictive covenants. These restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Parent Guarantor, the Issuer and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of subsidiaries, create liens, sell assets and engage in mergers and consolidations.
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013, Condensed Consolidating Statements of Operations for the three months ended March 31, 2014 and 2013, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and 2013.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,546	$154,293	$—	$—	$178,839
Investments	—	176,394	—	—	176,394
Receivables, net	—	—	98,811	—	98,811
Prepaid expenses and other current assets	—	14,179	9,555	—	23,734
Deferred income taxes	—	54,006	20	—	54,026
Intercompany receivable	795,857	1,578,083	—	(2,373,940)	—
Total current assets	820,403	1,976,955	108,386	(2,373,940)	531,804
Property, plant and equipment, net	—	80,410	1,645,853	—	1,726,263
Deferred income taxes	—	87,848	484	—	88,332
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	—	34,976	18,475	—	53,451
Total assets	$820,403	$2,180,189	$2,185,892	$(2,373,940)	$2,812,544
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$10,541	$61,170	$—	$71,711
Current portion debt and capital lease obligations	—	5,480	3,398	—	8,878
Other current liabilities	—	82,682	139,177	—	221,859
Intercompany payable	—	—	2,373,940	(2,373,940)	—
Total current liabilities	—	98,703	2,577,685	(2,373,940)	302,448
Losses in subsidiary in excess of investment	288,142	849,208	—	(1,137,350)	—
Long-term debt and capital lease obligations, net	—	1,772,865	142,216	—	1,915,081
Long-term deferred revenue	—	—	19,871	—	19,871
Other long-term liabilities	—	11,708	30,882	—	42,590
Stockholders’ equity (deficit)	532,261	(552,295)	(584,762)	1,137,350	532,554
Total liabilities and stockholders’ equity (deficit)	$820,403	$2,180,189	$2,185,892	$(2,373,940)	$2,812,544

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$408,293	$—	$408,293
Costs and expenses:
Operating, selling, general and administrative	—	71,941	208,930	—	280,871
Depreciation, amortization and accretion	—	8,591	73,865	—	82,456
Corporate expense allocation	—	(80,532)	80,532	—	—
Total costs and expenses	—	—	363,327	—	363,327
Operating income	—	—	44,966	—	44,966
Interest expense, net	—	(20,488)	(5,012)	—	(25,500)
Debt extinguishment costs	—	(1,282)	—	—	(1,282)
Interest expense allocation	—	21,770	(21,770)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	18,184	—	18,184
Income tax expense	—	8,017	376	—	8,393
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(8,017)	17,808	—	9,791
Equity in undistributed earnings of subsidiaries	9,791	17,808	—	(27,599)	—
Net income	$9,791	$9,791	$17,808	$(27,599)	$9,791

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$9,791	$9,791	$17,808	$(27,599)	$9,791
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(10)	(10)	—	10	(10)
Other comprehensive income (loss), net of tax	(10)	(10)	—	10	(10)
Comprehensive income	$9,781	$9,781	$17,808	$(27,589)	$9,781

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$9,791	$9,791	$17,808	$(27,599)	$9,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	8,591	73,865	—	82,456
Deferred income taxes	—	8,017	—	—	8,017
Stock-based compensation expense	—	—	9,386	—	9,386
Extinguishment costs, amortization of discount on debt and deferred debt issue costs	—	2,895	—	—	2,895
Intercompany and equity investment changes	104,759	(112,076)	(20,282)	27,599	—
Changes in operating assets and liabilities	—	(1,304)	3,984	—	2,680
Net cash provided by (used in) operating activities	114,550	(84,086)	84,761	—	115,225
Cash flows from investing activities:
Capital expenditures	—	(13,880)	(87,753)	—	(101,633)
Purchases of investments	—	(51,703)	—	—	(51,703)
Proceeds from sale of investments	—	69,509	—	—	69,509
Other investing activities, net	—	22	4,316	—	4,338
Net cash provided by (used in) investing activities	—	3,948	(83,437)	—	(79,489)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(10,380)	—	—	—	(10,380)
Purchases of treasury stock	(104,170)	—	—	—	(104,170)
Excess tax benefits from stock-based compensation	—	412	—	—	412
Retirement of debt obligations	—	(24,418)	—	—	(24,418)
Payment of debt and capital lease obligations	—	(1,436)	(1,324)	—	(2,760)
Net cash used in financing activities	(114,550)	(25,442)	(1,324)	—	(141,316)
Decrease in cash and cash equivalents	—	(105,580)	—	—	(105,580)
Cash and cash equivalents at beginning of period	24,546	259,873	—	—	284,419
Cash and cash equivalents at end of period	$24,546	$154,293	$—	$—	$178,839

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$13,144	$13,144	$23,761	$(36,905)	$13,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	6,579	67,816	—	74,395
Deferred income taxes	—	10,617	—	—	10,617
Stock-based compensation expense	—	—	9,462	—	9,462
Amortization of discount on debt and deferred debt issue costs	5,918	877	—	—	6,795
Intercompany and equity investment changes	27,247	(88,651)	24,499	36,905	—
Changes in operating assets and liabilities	2,219	11,015	(46,047)	—	(32,813)
Net cash provided by (used in) operating activities	48,528	(46,419)	79,491	—	81,600
Cash flows from investing activities:
Capital expenditures	—	(10,903)	(76,897)	—	(87,800)
Purchases of investments	—	(50,932)	—	—	(50,932)
Proceeds from sale of investments	—	33,990	—	—	33,990
Other investing activities, net	—	(5)	(2,235)	—	(2,240)
Net cash used in investing activities	—	(27,850)	(79,132)	—	(106,982)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	6,158	—	—	—	6,158
Purchases of treasury stock	(54,627)	—	—	—	(54,627)
Excess tax benefits from stock-based compensation	—	601	—	—	601
Retirement of convertible debt obligations	(59)	—	—	—	(59)
Payment of debt and capital lease obligations	—	(1,350)	(359)	—	(1,709)
Net cash used in financing activities	(48,528)	(749)	(359)	—	(49,636)
Decrease in cash and cash equivalents	—	(75,018)	—	—	(75,018)
Cash and cash equivalents at beginning of period	24,544	782,184	—	—	806,728
Cash and cash equivalents at end of period	$24,544	$707,166	$—	$—	$731,710

tw telecom inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information regarding the results of operations and financial condition of the Company and should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. This discussion and analysis also should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. References in this item to “we,” “our,” or “us” are to the Company and its subsidiaries on a consolidated basis unless the context otherwise requires.
In order to assist the reader in understanding certain terms relating to the telecommunications business that are used in this Quarterly Report on Form 10-Q, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2013. Certain terms used in this Item 2 without definition have the meanings given them in Item 1 of this Quarterly Report on Form 10-Q.
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, capital expenditures, business and technology trends, fluctuations, the impact of the economic downturn, activities and results, revenue mix and revenue growth, Modified EBITDA and margin trends, the impact of regulatory changes, future tax benefits and expense, expense trends, growth initiatives, increases in sales personnel, future liquidity and capital resources, product plans, share repurchases, debt retirement, future cash balances, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, market expansion, business and financing plans. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report. In addition, actual results may differ from our expectations due to, among other things, the timing of disconnections, churn and service installations which may affect the extent to which those factors impact our results in a particular period, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, economic downturns, which may adversely affect our revenue growth, net income or Modified EBITDA, delays in launching new products that our customers desire, growth initiatives and market expansions that may not result in the intended revenue growth acceleration, delays in connecting new leased fiber to our network, inability of fiber lessors to deliver all fiber contracted for, decreased demand for our products, industry consolidation and other industry conditions, significant increases or decreases in the market prices of our common stock, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs or other factors that may adversely affect the cost and availability of ILEC facilities or other facilities that we use to reach certain customer locations, adverse regulatory rulings or legislative developments, and interruptions to service delivery or corporate functions due to system failures or cyber-attacks. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

tw telecom inc.

Through our subsidiaries, we serve 76 metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of March 31, 2014, our fiber network spanned nearly 33,000 route miles (the majority of which were metropolitan route miles) connecting to 20,778 buildings served directly by our metropolitan fiber facilities. Included in the total buildings served directly by our local fiber facilities are approximately 500 third party data centers across the country where customers deploy their own equipment or connect to cloud application providers. We are able to extend our reach beyond our fiber networks by providing off-network solutions to customers within and outside our 76 markets. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed.
Strategic Market Expansion
In November 2013, we announced a strategic market expansion to increase our addressable market by significantly expanding our metropolitan fiber route miles, including entry into five new markets and accelerating the density of our metropolitan fiber footprint in 28 existing markets. Subsequent to our announcement that our strategic market expansion would comprise expanding our fiber network in 27 existing markets, we agreed to accept additional fiber in one additional existing market, Kansas City. This additional fiber did not increase our total expected capital expenditures for 2014 (see "Liquidity & Capital Resources-- Capital Expenditures and Requirements.") The new markets that we still plan to enter in 2014 are Boston, Philadelphia, Cleveland and Richmond. In April 2014, we commenced sales in our new Salt Lake City market. As part of this expansion, we are also increasing our regional fiber footprint for greater capacity, increased network control and more cost effective connectivity. To facilitate this expansion, we entered into long-term capital leases for fiber that we plan to light with our own electronics. The initial term of the leases is 20 years, with two ten-year renewals at our option, and automatic annual renewals thereafter until termination by either party. We plan to complete integration of our expanded fiber with our networks and systems by the end of 2014, and to activate new routes throughout 2014 in our new and existing markets for sales of services to our customers. Year-to-date through May 7, 2014, we have completed integration and activation of our expansion fiber in 11 expansion markets.
Revenue Trends
Total Revenue
Our revenue has grown sequentially for the past 38 consecutive quarters through March 31, 2014, including throughout various economic cycles. Our annual year-over-year revenue growth rate increased for each of the years ended December 31, 2010, 2011 and 2012 and was 5.1%, 7.4% and 7.6%, respectively. These higher year-over-year revenue growth rates were primarily due to increased demand, low revenue churn and an increase in certain taxes and fees that are reported on a gross versus net basis in revenue and expense. We also believe that our new and enhanced services, our customer experience initiatives to increase customer loyalty and retention and improved economic conditions contributed to our growing revenue during these periods.
In 2012, we began to experience lower year-over-year quarterly revenue growth rates compared to the same periods in the prior year and continued to experience a lower year-over-year quarterly revenue growth rate in the three months ended December 31, 2013. Our 2013 annual revenue growth rate of 6.4% was lower than the prior year. In 2013, we commenced several growth initiatives designed to increase our revenue growth rate by focusing on increased sales to capture growing market demand and share. In the second half of 2013, we achieved higher growth in our sales, or "bookings" (i.e., signed contracts), and service installations year over year, which we believe was the result of our growth initiatives. During the three months ended March 31, 2014, our sales and service installations continued to grow at a higher rate year-over-year, and our year-over-year revenue growth rate was 7.1%, compared to 6.2% for the same period in 2013. Accordingly, we expect our 2014 annual revenue growth rate to be higher than our 2013 annual revenue growth rate, although we may experience fluctuations in our quarterly revenue growth rates.
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

tw telecom inc.

We believe that increasing our rate of revenue growth will depend on increasing sales and service installations to keep pace with the growing total base of recurring revenue, retaining revenue from existing customers and a stronger economy. We expect our future revenue growth to be driven in part by greater demand for our data and Internet services due to the increasingly web-based economy that includes IT strategies such as cloud computing, collaboration, data center connectivity and disaster recovery, all of which require the reliable connectivity and network capacity that we provide. We also expect that our advanced service capabilities and expanded national footprint will drive more demand for our existing Ethernet, managed and Internet service suites, enhance our future data and Internet services revenue growth and enable us to serve more customers with multi-point, multi-city locations.
Revenue Reclassification
Beginning January 1, 2014, we are reporting revenue from taxes and fees in a separate line item on our condensed consolidated statements of operations in order to provide better visibility into the impact of changes in those items. Accordingly, certain revenue from taxes and fees that was previously reported by line of business is now classified as taxes and fees. Certain revenue from taxes and fees reported by customer type elsewhere in this report has been classified as taxes and fees as well. In addition, we are reporting revenue from dedicated high capacity Ethernet services in data and Internet services rather than network services for better alignment of our service categories, which does not impact revenue by customer type. These reclassifications have been made in the prior year condensed consolidated statements of operations to conform to the current year presentation. Neither of these changes affects total revenue for the current period or prior periods.
Enterprise Customer Revenue
Revenue from enterprise customers has increased sequentially for the past 47 consecutive quarters through March 31, 2014 and increased 9.2% for the three months ended March 31, 2014 as compared to 8.4% for the same period in 2013, primarily due to increased installations of our data and Internet services such as business Ethernet, managed and Internet services. Revenue from our enterprise customers represented 76% of our total revenue in the three months ended March 31, 2014. We expect our future revenue growth to come primarily from enterprise customers, including our current customer base, largely due to our advanced network capabilities, growth initiatives, including the expansion of our sales and sales support personnel and services portfolio, and strategic market expansion.
Carrier Customer Revenue
Our carrier revenue represented 17% of our total revenue in the three months ended March 31, 2014 compared to 18% of our total revenue in the same period last year. Carrier revenue has been declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by higher installed sales of Ethernet services to carriers to serve their end users’ needs as they transition from network services to Ethernet-based technologies. Carrier revenue from wireless providers represented 27% and 30% of total carrier revenue for the three months ended March 31, 2014 and 2013, respectively. We expect that our expanded service offerings to our wholesale customers will continue to contribute to carrier revenue; however, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, network grooming and carrier consolidation that inhibits the growth rate of carrier revenue. We expect these impacts on our carrier revenue to continue and to fluctuate from quarter to quarter.
Taxes and Fees
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. Taxes and fees represented 6% and 5% of our total revenue in the three months ended March 31, 2014 and 2013, respectively. We expect that revenue from taxes and fees will fluctuate based on changes in rates and growth or declines in revenue subject to these taxes and fees.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, consisting of switched access services and reciprocal compensation, represented 1% of our total revenue for the three months ended March 31, 2014, and is expected to decline in the future due to federal and state mandated rate reductions for terminating traffic and changes in the regulatory regime for intercarrier compensation. Under a 2011 FCC order, intercarrier compensation rates are declining over a six-year period that began in 2012 with rate decreases occurring in July of each year through 2017. We expect, as a result of the FCC order, a reduction of approximately $4.0 million in intercarrier compensation revenue in the year ended December 31, 2014 compared to 2013 that may be somewhat offset by growth in minutes of use. Approximately one-fourth of this reduction has already occurred through the three months ended March 31, 2014. In addition, we expect that intercarrier compensation revenue will fluctuate based on variations from period to period in minutes of use originating and terminating on our network and fluctuations in carrier settlements.

tw telecom inc.

Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and network grooming, business contractions, financial difficulties and consolidation, among other reasons. Revenue churn was 0.8% of monthly revenue in the three months ended March 31, 2014 and 0.9% in each of the years ended December 31, 2011, 2012 and 2013, reflecting improvement from the last recessionary period of late 2007 through 2009. We believe that this improvement in revenue churn is a result of improved economic conditions as well as our expanded service portfolio, measures we implemented to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for the years ended December 31, 2011, 2012 and 2013 and for the three months ended March 31, 2014. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. If we experience another adverse economic cycle, we could experience higher revenue churn that would likely negatively impact our revenue growth. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.8% for the three months ended March 31, 2014, compared with 1.0%, 1.0% and 0.9% for the years ended December 31, 2011, 2012 and 2013, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
Pricing
We experience significant price competition from the ILECs, CLECs and cable companies across our service categories that impacts our revenue. We also believe that technology advancements over the years in the telecommunications industry have resulted in lower unit costs for some electronics and equipment that drives customer demand for higher bandwidth at the same or lower prices.
Service agreements in our industry typically range from two to five years, with fixed pricing for the contract term. When contracts are renewed with no changes to the services, pricing is frequently reduced to current market levels as a renewal incentive. The impact of those price reductions on our revenue may fluctuate from quarter to quarter. In addition, during the terms of agreements, customers may purchase additional services or increase or decrease the bandwidth of existing services, subject to applicable early termination charges, depending on their business needs. In some cases, the impact of re-pricing is mitigated by customers' purchase of additional bandwidth or services.
Expenses and Modified EBITDA Trends
Pricing of Special Access Services
We purchase a substantial amount of special access services primarily from ILECs, including services based on the two major technologies available in the industry, Ethernet and TDM, to expand the reach of our network and also provide special access services to customers over our fiber facilities in competition with ILECs. The ILECs have argued before the FCC that the high capacity telecommunications services that they sell, including interstate special access services we buy from them, should no longer be subject to regulations governing price and quality of service. We have advocated that the FCC modify certain of its interstate special access pricing flexibility rules to return these services to price-cap regulation to protect against unreasonable price increases for carriers like us and for regulation of ILEC service quality.
The FCC is reviewing its regulation of special access pricing in a pending proceeding commenced in 2005 that has not yet resulted in proposed rules. In 2012, the FCC suspended the operation of the pricing flexibility triggers, which means that certain ILECs cannot qualify for pricing flexibility in additional geographic areas, pending further FCC review. If the special access services we buy from the ILECs were to be further deregulated, ILECs would have a greater ability to continue to increase the price and reduce the service quality of special access services they sell to us, but we may eventually experience less pricing pressure on the special access service we sell due to higher competitive pricing. As the prices we must pay for special access services increase, our margins may be pressured. If ILEC price reductions were to occur, we would likely experience downward pressure on the prices we charge our customers for special access services and reductions in the prices we pay ILECs for special access services that we purchase. We cannot predict when the FCC will conclude the proceeding on interstate special access pricing regulation or the impact of any such action.

tw telecom inc.

In addition, the FCC has granted ILEC requests for forbearance from regulation of certain Ethernet and OC-n high capacity services offered by the ILECs as special access, with the result that prices we would pay for those services are no longer price regulated and can increase. We and other carriers are seeking to reverse these forbearance requests. In the meantime, we have secured commercial agreements with the larger ILECs, and continue to pursue agreements with other providers, for those services.
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
We have expanded our reach by implementing commercial arrangements and connections with the ILECs, other competitive carriers and cable companies for the provision of Ethernet services to deliver certain of our advanced services to end users in areas not directly served by our fiber networks. We also have commercial arrangements with carriers to provide access to our customers' locations in areas outside of our 76 markets. With growing demand for multi-location customer solutions, both within and outside our markets, we are provisioning services to more off-network locations resulting in higher access costs.
Modified EBITDA Trends and Growth Initiatives
We regularly implement various initiatives designed to expand our revenue growth, Modified EBITDA margin (see Note 3 to the table under “Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013--Operating Income and Net Income” for a definition of Modified EBITDA margin) and cash flow that require both capital and operating investments, which can temporarily impact our Modified EBITDA margin until growth in revenue absorbs the increased costs. We believe that these initiatives resulted in growth of our revenue, Modified EBITDA margin and cash flows during the three years ended December 31, 2012.
Modified EBITDA (see Note 2 to the table under “Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013--Operating Income and Net Income” for a definition of Modified EBITDA and reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity) grew 7.4%, 8.6% and 2.2% in the years ended December 31, 2011, 2012 and 2013, respectively, each compared to the prior year, and grew 0.6% in the three months ended March 31, 2014 compared to the same period last year. Modified EBITDA margin was 36.4%, 36.8% and 35.3% for the years ended December 31, 2011, 2012 and 2013, respectively. These margins reflected the absorption of increased costs for network access due to higher prices and greater off-network reach, and costs associated with growth initiatives designed to increase the rate of revenue growth, including further expansion of our sales and sales support staff, and IT and technical personnel. These margins were also impacted by the dilutive effect of certain taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the condensed consolidated financial statements). Modified EBITDA margin was 33.5% in the three months ended March 31, 2014 compared to 35.7% in the same period in the prior year. The decline was the result of costs associated with our growth initiatives and increases in commissions, certain taxes and fees and network access costs. Costs associated with growth initiatives had a greater impact on Modified EBITDA margin for the three months ended March 31, 2014 and the year ended December 31, 2013 than in the same periods in 2012 and 2011.
In 2013 our growth initiatives required both capital and operating investments and we continue to make these investments in 2014, including hiring additional sales, sales support and other operational personnel to support our strategic market expansion. For 2014, our investment plans for our growth initiatives and strategic market expansion include an expected increase in sales personnel headcount of approximately 7%, which represents a lower incremental increase in sales personnel than our incremental increase in such personnel for the year ended December 31, 2013. Our capital investments in 2013 and 2014 in support of our growth initiatives include new service development, further automation and equipment to integrate and connect the strategic market expansion into our national network and operating infrastructure.
We expect the continued investments and expense associated with our growth initiatives and strategic market expansion (see "Strategic Market Expansion" above) will continue to pressure our Modified EBITDA margin and cash flow in the near term until we can achieve consistently higher service installations and an acceleration of our rate of revenue growth sufficient to absorb these higher costs. We expect our Modified EBITDA margin to remain at levels similar to that reported for the three months ended March 31, 2014 and then to begin expanding toward the end of 2014 as a result of anticipated higher revenue growth, as discussed above in "Revenue Trends-- Total Revenue." While these initiatives and market expansion are designed to increase sales in the longer term to accelerate our future revenue growth rate, we cannot assure that these and other initiatives tw telecom inc.

will be sufficient to achieve our objectives of increased revenue growth, margins and cash flow or the timing of such anticipated benefits.
We believe that future margin expansion will come from higher service installations, further leveraging our on-network facilities and increasing the network density of our less mature markets, since historically we have generally experienced margin improvement and increased cash flow from our less dense markets as those markets are expanded through on-net building additions and other network expansions. We believe that our strategic market expansions within our existing markets provide an opportunity to accelerate the increase of network density in many of these existing markets which, if successful, we expect to lead to margin improvement and stronger cash flow generation over time.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2013, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations
The following discussion provides analysis of our results of operations and should be read together with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report:

tw telecom inc.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenue

The following table sets forth revenue by line of business presented in thousands of dollars and expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2014		2013		$ Change	% Change
Revenue:
Data and Internet services	$243,671	60%	$211,721	56%	$31,950	15.1%
Voice services	77,361	19%	76,030	20%	1,331	1.8%
Network services	58,367	14%	64,955	17%	(6,588)	(10.1)%
Service revenue	379,399	93%	352,706	93%	26,693	7.6%
Taxes and fees (1)	22,752	6%	20,594	5%	2,158	10.5%
Intercarrier compensation	6,142	1%	7,909	2%	(1,767)	(22.3)%
Total revenue	$408,293	100%	$381,209	100%	$27,084	7.1%
___________________

(1)
We classify certain taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. This has no impact on net income or Modified EBITDA but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, comprised 52.9% of data and Internet services revenue for the three months ended March 31, 2014 compared to 52.0% for the three months ended March 31, 2013, representing 17.2% period-over-period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and an increase in usage based services, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended March 31, 2014 and 2013.
Network services revenue decreased primarily due to the impact of revenue churn and re-pricing of renewed customer contracts at lower rates, largely from carrier customers.
Revenue from taxes and fees increased primarily due to growth in revenue to which these charges apply.
Intercarrier compensation revenue decreased primarily as a result of the impact of an FCC-mandated rate reduction in July 2013 as well as lower favorable settlements in the current period as compared to the same period in the prior year.

tw telecom inc.

Costs and Expenses
The major components of costs and expenses were as follows (amounts in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$174,039	$161,082	$12,957	8.0%
Operating expenses as percentage of total revenue	42.6%	42.3%
Selling, general and administrative (1)	106,832	93,562	13,270	14.2%
Selling, general and administrative expenses as percentage of total revenue	26.2%	24.5%
Depreciation, amortization and accretion	82,456	74,395	8,061	10.8%
Total costs and expenses	$363,327	$329,039	$34,288	10.4%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$539	$583	$(44)	(7.5)%
Selling, general and administrative	$8,847	$8,879	$(32)	(0.4)%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, enhancing our ability to minimize and control costs to purchase network services from other carriers, or access costs. The increase in operating expenses primarily related to higher network access costs as a result of revenue growth and growth in demand for multi-location customer solutions, both within and outside our markets, an increase in certain taxes and fees and higher employee-related costs to support ongoing revenue growth and our growth initiatives.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase in these expenses primarily related to higher employee-related costs resulting from expansion of our sales and sales support personnel to support our growth initiatives and commissions resulting from higher installations of service.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to property, plant and equipment additions during 2014 and 2013, net of the impact of fully depreciated assets.

tw telecom inc.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Operating income	$44,966	$52,170	$(7,204)	(13.8)%
Interest expense	(25,648)	(28,340)	(2,692)	(9.5)%
Debt extinguishment costs	(1,282)	—	1,282	NM
Interest income	148	277	(129)	(46.6)%
Income before income taxes	18,184	24,107	(5,923)	(24.6)%
Income tax expense	8,393	10,963	(2,570)	(23.4)%
Net income	$9,791	$13,144	$(3,353)	(25.5)%
Basic income per common share	$0.07	$0.09	(0.02)	(22.2)%
Diluted income per common share	$0.07	$0.09	(0.02)	(22.2)%
Modified EBITDA (1)(2)	$136,808	$136,027	$781	0.6%
Modified EBITDA margin (1)(2)(3)	33.5%	35.7%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

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

	Three Months Ended March 31,
	2014	2013
Net income	$9,791	$13,144
Income tax expense	8,393	10,963
Interest income	(148)	(277)
Interest expense	25,648	28,340
Debt extinguishment costs	1,282	—
Depreciation, amortization and accretion	82,456	74,395
Non-cash stock-based compensation	9,386	9,462
Modified EBITDA	$136,808	$136,027

tw telecom inc.

The reconciliation between Modified EBITDA and net cash provided by operations, which is the most comparable GAAP measure for liquidity, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operations	$115,225	$81,600
Income tax expense	8,393	10,963
Deferred income taxes	(8,017)	(10,617)
Interest income	(148)	(277)
Interest expense	25,648	28,340
Discount on debt, amortization of deferred debt issue costs	(1,613)	(6,795)
Changes in operating assets and liabilities	(2,680)	32,813
Modified EBITDA	$136,808	$136,027

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The decrease in interest expense was largely related to the discount on the Convertible Debentures becoming fully accreted at the end of the first quarter of 2013, the retirement of the Convertible Debentures, the retirement of the 2018 Notes and the impact of the rate decrease on the Term Loan in connection with the refinancing of the Term Loan in April 2013, somewhat offset by interest attributable to the 2022 Mirror Notes and 2023 Notes issued in August 2013, as well as capital leases.
Debt Extinguishment Costs. Debt extinguishment costs for the three months ended March 31, 2014 resulted from the redemption of the remaining 2018 Notes and consisted of cash paid for redemption premiums of $0.9 million and non-cash write-offs of unamortized deferred debt issuance costs and issuance discount of $0.4 million.
Income before Income Taxes. The decrease in income before income taxes resulted primarily from higher depreciation, amortization and accretion expense, partially offset by lower interest expense as discussed above.
Income Tax Expense. The decrease in income tax expense primarily resulted from lower income before income taxes.
Net Income and Modified EBITDA. The decrease in net income resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. Modified EBITDA was largely unchanged as revenue growth was largely offset by costs associated with an increase in personnel primarily to support our growth initiatives and higher commissions resulting from increased installations of service. The decline in Modified EBITDA margin in the three months ended March 31, 2014 compared to the same period in the prior year is attributable to costs associated with our growth initiatives, increased commissions, certain taxes and fees and network access costs. For the three months ended March 31, 2014 and 2013, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt. We expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand and borrowing capacity under our existing Revolver.
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
In September 2013, we completed a tender offer for $406.5 million aggregate principal amount of the 2018 Notes. On March 1, 2014, we redeemed all of the remaining $23.5 million principal amount of 2018 Notes at a redemption price of 104% of the principal amount. The redemption resulted in a total use of cash for the three months ended March 31, 2014 of $24.4 million, which included $0.9 million of redemption premiums. Additionally, we used $104.2 million of cash during the three months ended March 31, 2014 to repurchase our common stock under the $500 million multi-year common stock repurchase program that our Board of Directors authorized on August 6, 2013 (see "Possible Future Uses of Cash" below).

tw telecom inc.

The change in our net debt was as follows:

	March 31, 2014	December 31, 2013	$ Change
	(amounts in thousands)
Current portion of debt and capital lease obligations	$8,878	$32,470	$(23,592)
Long term portion of debt and capital lease obligations	1,915,081	1,916,775	(1,694)
Total debt and capital lease obligations	$1,923,959	$1,949,245	$(25,286)
Less: Cash, cash equivalents and short-term investments	355,233	478,995	(123,762)
Net debt	$1,568,726	$1,470,250	$98,476
Net debt increased $98.5 million from December 31, 2013 to March 31, 2014 primarily due to our use of cash to repurchase shares of our common stock, capital expenditures and withholding taxes paid by us on behalf of employees in net share settlements of restricted stock, partially offset by cash provided by operating activities and proceeds from employee stock option exercises.
The change in our working capital and working capital ratio were as follows:

	March 31, 2014	December 31, 2013	$ Change
	(amounts in thousands)
Current assets	$531,804	$662,824	$(131,020)
Current liabilities	302,448	309,296	(6,848)
Working capital	$229,356	$353,528	$(124,172)
Working capital ratio	1.76	2.14	N/A
The decrease in working capital is primarily a result of repurchases of our common stock, capital spending and withholding taxes paid by us on behalf of employees in net share settlements of restricted stock, somewhat offset by cash provided by operations, timing of payments to vendors and employees and proceeds from employee stock option exercises.
Cash Flow Activity
Cash and cash equivalents were $178.8 million and $731.7 million as of March 31, 2014 and 2013, respectively. In addition, we had investments of $176.4 million and $181.6 million as of March 31, 2014 and 2013, respectively, which were short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(amounts in thousands)
Cash provided by operating activities	$115,225	$81,600	$33,625	41.2%
Cash used in investing activities	(79,489)	(106,982)	27,493	25.7%
Cash used in financing activities	(141,316)	(49,636)	(91,680)	(184.7)%
Decrease in cash and cash equivalents	$(105,580)	$(75,018)	$(30,562)	(40.7)%

tw telecom inc.

Cash Flow from Operating Activities
The increase in cash provided by operating activities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily related to changes in working capital, which were largely due to the timing of interest payments as a result of the 2013 financing activities discussed below, payments to vendors and collection of receivables.
Cash Flow from Investing Activities
The change in cash used in investing activities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of a net increase in proceeds from the sale and purchase of investments in 2014, somewhat offset by higher capital expenditures in 2014. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the three months ended March 31, 2014 was $101.6 million, the majority of which was success-based (see "Capital Expenditures and Requirements" below) compared to $87.8 million for the three months ended March 31, 2013.
Cash Flow from Financing Activities
Cash used in financing activities for the three months ended March 31, 2014 primarily consisted of the following:

•	Repurchases of $104.2 million of our common stock;

•	Redemption of the remaining 2018 Notes for $24.4 million (including $0.9 million of redemption premiums);

•	Withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $18.9 million; and

•	Payments of $2.8 million on the Term Loan and capital lease obligations, partially offset by:

•	Proceeds of $8.5 million from employee exercises of stock options.
Cash used in financing activities for the three months ended March 31, 2013 primarily consisted of the following:

•	Repurchases of $54.6 million of our common stock;

•	Withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $18.3 million; and

•	Payments of $1.7 million on the Term Loan and capital lease obligations, partially offset by:

•	Proceeds of $24.4 million from employee exercises of stock options.
Our financing activities from January 1, 2013 through the three months ended March 31, 2014 were comprised of the following:

•
In April 2013, we refinanced our outstanding $461.8 million Term Loan due December 2016 and replaced an undrawn $80 million revolving credit facility expiring December 2014 with a new senior secured credit facility consisting of a $520 million Term Loan due April 2020 and an undrawn $100 million Revolver expiring April 2018. Principal and interest payments on the Term Loan and Revolver, if drawn, are as follows:

•
Repayments of the Term Loan are due quarterly in an amount equal to 0.25% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at March 31, 2014, the effective interest rate was 2.66%.

•
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

•
During the year ended December 31, 2013, we settled the $373.7 million principal amount of Convertible Debentures outstanding as of December 31, 2012 for $552.7 million in cash as a result of our redemptions and conversions by holders of the Convertible Debentures. We also used $0.5 million in cash for transaction costs associated with the retirement of the Convertible Debentures.

tw telecom inc.

•
In August 2013, we completed a private offering of $800 million of Senior Notes, including the 2022 Mirror Notes at an offering price of 96.250% of the $450 million principal amount and the 2023 Notes at an offering price of 100% of the $350 million principal amount. The net proceeds from the offering were used to fund the repurchase of $406.5 million principal amount of the 2018 Notes for $438.7 million and for general corporate purposes. In January 2014, we completed exchange offers in which the 2022 Mirror Notes and the 2023 Notes were exchanged for a like principal amount of registered notes with substantially identical terms. Approximately $23.5 million principal amount of the 2018 Notes remained outstanding as of December 31, 2013.

•
During the three months ended March 31, 2014, we redeemed the remaining outstanding $23.5 million principal amount of 2018 Notes at a redemption price of 104% of the principal amount, which resulted in $0.9 million of premiums associated with the redemption.

Indebtedness Outstanding or Available as of March 31, 2014:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
Term Loan, Eurodollar rate + 2.5% due 2020 (1)	$516,100	$13,728
5 3/8% Senior Notes due 2022 issued October 2012	480,000	25,800
5 3/8% Senior Notes due 2022 issued August 2013	450,000	24,188
6 3/8% Senior Notes due 2023	350,000	22,313
Undrawn $100 million Revolver expires 2018 (2)	—	—

(1)	The aggregate annual estimated interest payments are based on the principal amount outstanding and the effective interest rate of 2.66% at March 31, 2014.

(2)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 1.75% to 2.75% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375% to 0.5% per annum.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility, including our undrawn revolver, as of March 31, 2014. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.

tw telecom inc.[a]
("TWTC")
tw telecom holdings inc.
("TWTH")
100% owned by TWTC
- $516.1 million Senior Secured Term Loan B[c] due 2020
- $480 million 5 ⅜% Senior Notes due 2022
- $450 million 5 ⅜% Senior Notes due 2022
- $350 million 6 ⅜% Senior Notes due 2023
- $100 million Revolver expiring in 2018 (undrawn)
tw telecom management co. llc[a,b]
100% owned by TWTH
Various tw telecom state LPs, LLCs and other entities[a,b]
100% owned by TWTH
Various tw telecom state LLCs[a,b]
100% owned by tw telecom management co. llc

a	TWTC and substantially all of these subsidiaries guarantee the 2022 Notes, 2022 Mirror Notes and 2023 Notes on an unsecured basis and the Revolver and the Term Loan on a secured basis.

b	The assets and equity interests of these subsidiaries are pledged to secure the Revolver and the Term Loan.

c	The Term Loan matures in April 2020. The principal amount is reduced by quarterly principal payments.
Capital Expenditures and Requirements
Our capital expenditures were $102.2 million in total for the three months ended March 31, 2014, or $94.3 million excluding expenditures in connection with integration of the strategic market expansion into our network, compared to $90.9 million of total capital expenditures for the same period in 2013. We made the majority of capital expenditures in each period for what we deem success-based opportunities that were linked to new installations and related network capacity increases. Success-based spending generally consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. The increase in capital expenditures over the prior year period primarily resulted from the timing of projects, as well as expenditures in connection with integration of the strategic market expansion into our network.
In each of the years ended 2005 through 2013, over 75% of our total annual capital expenditures, excluding capital expenditures for integration of a 2006 acquisition and branding and a capital lease commitment for our strategic market expansion, were for what we deem success-based opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures often fluctuate as our volume of sales and service installations increases or decreases.
For the full year 2014, we expect capital expenditures of approximately $440 million to $460 million (see “Future Sources of Cash” below for discussion of anticipated funding sources), the majority of which we expect to be related to success-based opportunities. Our anticipated capital expenditures include approximately $50 million of capital expenditures to integrate and connect the strategic market expansion fiber into our national network and operating infrastructure. Also, included in expected capital expenditures are amounts we must spend to replace older network components, especially electronics, which are expenditures that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather.

tw telecom inc.

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
Our ability to draw upon the available commitments under our Revolver is subject to compliance with all of the covenants contained in the credit agreement and our continued ability to make certain representations and warranties. In the case of the Revolver, the covenants include financial maintenance covenants, such as leverage and interest coverage ratios and limitations on capital expenditures that are primarily derived from Modified EBITDA and debt levels. We are required to comply with these ratios as a condition to any borrowing under the Revolver and for as long as any loans are outstanding under the Revolver. The representations and warranties include the absence of liens on our properties other than certain permitted liens, the absence of litigation or other developments that have or could reasonably be expected to have a material adverse effect on us and our subsidiaries as a whole and continued effectiveness of the documents granting security for the loans.
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

The Revolver, Term Loan and Senior Notes (the "Revolver and Long-Term Debt Obligations") limit our ability to declare cash dividends, repurchase shares, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The agreements governing the Revolver and Long-Term Debt Obligations also include cross-default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed any amounts under that facility. If we do not comply with the covenants under the Revolver, we would not be able to draw additional funds under the Revolver and the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indentures for the Senior Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the Senior Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur, as defined in the indentures for the Senior Notes and the Term Loan covenants under our credit agreement. As of March 31, 2014, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash
In order to mitigate potential variability in interest rates, reduce future cash interest payments, reduce principal amounts outstanding or reduce our leverage, we or our affiliates may, from time to time, enter into interest rate derivatives, purchase or redeem our outstanding Senior Notes for cash in the open market or privately negotiated transactions, or engage in other transactions to reduce the principal amount of outstanding Senior Notes. As of March 31, 2014, we had not entered into any interest rate derivative transactions. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indentures for the Senior Notes, we currently may repurchase a portion of our outstanding Senior Notes if the sum of our cash and cash equivalents and borrowing availability under our Revolver is a minimum of $200 million after giving effect to the repurchase, provided that we do not use the Revolver proceeds for this purpose and we meet certain other conditions.
In August, 2013, our Board of Directors authorized a $500 million multi-year common stock repurchase program, of which approximately $112.6 million was repurchased during the three months ended March 31, 2014. As of March 31, 2014, we had repurchased $250.1 million of our common stock and a total of $249.9 million remains available under the Board's stock repurchase authorization. The repurchase authorization does not have an expiration date, but can be withdrawn by the tw telecom inc.

Board at any time. Our Revolver, as amended in August 2013, permits repurchases of our common stock, or restricted payments, up to $500 million from August 9, 2013 to December 31, 2014, and thereafter $250 million annually in the aggregate if after the transaction the sum of our cash and cash equivalents and availability under our Revolver is a minimum of $200 million, we have not used that basket for other permissible purposes, including dividend payments, and we meet certain other conditions. Up to $200 million of the restricted payments capacity not used through December 31, 2014 may be carried over to the fiscal year ending December 31, 2015. For the fiscal years ending December 31, 2015 and thereafter, up to $100 million of unused restricted payments capacity may be carried over to the next subsequent fiscal year. At March 31, 2014, we had repurchased $250.1 million of our common stock of the maximum $500 million permissible under our Revolver covenants through December 31, 2014. We do not anticipate that the planned spending for our strategic market expansion will limit our ability to execute our common stock repurchase program.
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
Risk Management
As of March 31, 2014, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions, credit quality of the U.S. government and its entities and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition of the U.S. government and its entities, deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments
Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the redemption of the remaining $23.5 million principal amount of our 2018 Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.

tw telecom inc.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2014 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
We are party to various claims and legal and regulatory proceedings in the ordinary course of business. We do not believe that these claims or proceedings, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents our purchases of equity securities reportable during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2014	793,764	(1)	$30.06	415,431	$349,941,430
February 1 - February 28, 2014	1,230,645	(1)	30.30	1,164,054	314,689,480
March 1 - March 31, 2014	2,094,842		30.91	2,094,842	249,941,459
Total	4,119,251			3,674,327
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

(2)
On August 6, 2013, our Board of Directors authorized a multi-year repurchase program of up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of March 31, 2014, approximately $249.9 million remained available under the authorization.

Item 5. Other Information
On May 5, 2014, we and Tina Davis, our Senior Vice President, General Counsel and Secretary, agreed to amend Ms. Davis's Amended and Restated Employment Agreement and Second Amended and Restated Change of Control Employment Agreement to reduce the initial terms of the Employment Agreement and Change of Control Agreement from three years to two years. The initial term of each agreement will end on June 18, 2015 with automatic two year renewal terms thereafter, reflecting the original intention of the parties. This disclosure is responsive to Item 5.02(e) of Form 8-K.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: May 8, 2014	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1 –	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)*

3.2 –	Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)*

3.3 –	Amended By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)*

4.1 –
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., tw telecom inc., the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for the 5 3/8% Senior Notes due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 4, 2012)*

4.2 –
Second Amended and Restated Credit Agreement dated as of April 17, 2013, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 18, 2013)*

4.3 –
First Amendment to Second Amended and Restated Credit Agreement dated August 12, 2013 among tw telecom inc., tw telecom holdings inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders named therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 12, 2013)*

4.4 –
Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 of tw telecom holdings inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 26, 2013)*

4.6 –
First Supplemental Indenture of Trust, dated as of November 20, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 (filed as Exhibit 4.2 to tw telecom holdings inc.’s Registration Statement on Form S-4 (Registration No. 333-192450))*

4.7 –
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 of tw telecom holdings inc. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 26, 2013)*

4.8 –
First Supplemental Indenture of Trust, dated as of November 20, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 (filed as Exhibit 4.4 to tw telecom holdings inc.’s Registration Statement on Form S-4 (Registration No. 333-192450))*

**10.1 –	First Amendment to Amended and Restated 2000 Employee Stock Plan

Exhibit Number	Description of Exhibit

**10.2 –	First Amendment to Amended and Restated Employment Agreement, dated May 5, 2014, between tw telecom holdings inc. and Tina Davis

**10.3 –	First Amendment to Second Amended and Restated Change of Control Employment Agreement, dated May 5, 2014, between the Company and Tina Davis

31.1 –	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 –	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS –	XBRL Instance Document

101.SCH –	XBRL Taxonomy Extension Schema Document

101.CAL –	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF –	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB –	XBRL Taxonomy Extension Label Linkbase Document

101.PRE –	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Management contract or compensation plan or arrangement.