Form 10-Q
period 2014-06-30
tw telecom inc.
filed 2014-08-08
CIK 1057758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of tw telecom inc.’s common stock as of July 31, 2014 was 138,067,739 shares.

Part I. Financial Information
Item 1. Financial Statements
tw telecom inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(amounts in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$190,163	$284,419
Investments	173,564	194,576
Receivables, less allowances of $7,087 and $6,748, respectively	106,335	107,258
Prepaid expenses and other current assets	25,745	22,545
Deferred income taxes	54,026	54,026
Total current assets	549,833	662,824
Property, plant and equipment	4,849,680	4,675,335
Less accumulated depreciation	(3,115,543)	(2,980,379)
	1,734,137	1,694,956
Deferred income taxes	79,426	96,087
Goodwill	412,694	412,694
Intangible assets, net of accumulated amortization	9,089	11,555
Other assets, net	42,245	44,344
Total assets	$2,827,424	$2,922,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,732	$38,454
Deferred revenue	49,248	48,371
Accrued taxes, franchise and other fees	54,029	55,043
Accrued interest	22,732	21,606
Accrued payroll and benefits	54,469	52,604
Accrued carrier costs	4,439	25,507
Current portion debt and capital lease obligations, net	8,147	32,470
Other current liabilities	31,160	35,241
Total current liabilities	294,956	309,296
Long-term debt and capital lease obligations, net	1,914,878	1,916,775
Long-term deferred revenue	19,792	20,046
Other long-term liabilities	42,838	40,274
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 439,800 shares authorized, 153,760 shares issued	1,538	1,538
Additional paid-in capital	1,701,063	1,701,356
Treasury stock, 15,708 and 12,593 shares, at cost, respectively	(455,082)	(357,974)
Accumulated deficit	(692,717)	(708,979)
Accumulated other comprehensive income	158	128
Total stockholders’ equity	554,960	636,069
Total liabilities and stockholders’ equity	$2,827,424	$2,922,460
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(amounts in thousands, except per share amounts)
Revenue:
Data and Internet services	$253,031	$220,063	$496,702	$431,784
Voice services	77,919	76,437	155,280	152,467
Network services	56,667	64,079	115,034	129,034
Service revenue	387,617	360,579	767,016	713,285
Taxes and fees	25,412	20,622	48,164	41,216
Intercarrier compensation	6,674	8,282	12,816	16,191
Total revenue	419,703	389,483	827,996	770,692
Costs and expenses (a):
Operating (exclusive of depreciation, amortization and accretion shown separately below)	181,391	164,131	355,430	325,213
Selling, general and administrative	108,613	96,438	215,445	190,000
Depreciation, amortization and accretion	84,185	75,652	166,641	150,047
Total costs and expenses	374,189	336,221	737,516	665,260
Operating income	45,514	53,262	90,480	105,432
Interest expense	(24,873)	(21,544)	(50,521)	(49,884)
Debt extinguishment costs	—	(399)	(1,282)	(399)
Interest income	109	173	257	450
Income before income taxes	20,750	31,492	38,934	55,599
Income tax expense	9,601	14,145	17,994	25,108
Net income	$11,149	$17,347	$20,940	$30,491
Earnings per share:
Basic	$0.08	$0.12	$0.15	$0.20
Diluted	$0.08	$0.11	$0.15	$0.20
Weighted average shares outstanding:
Basic	136,360	147,071	137,219	148,095
Diluted	137,814	148,342	139,172	151,081

(a) Includes non-cash stock-based employee compensation expense (Note 7):

Operating	$545	$545	$1,084	$1,128
Selling, general and administrative	$8,107	$7,869	$16,954	$16,748

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(amounts in thousands)
Net income	$11,149	$17,347	$20,940	$30,491
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	40	(28)	30	(20)
Other comprehensive income (loss), net of tax	40	(28)	30	(20)
Comprehensive income	$11,189	$17,319	$20,970	$30,471

See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(amounts in thousands)
Cash flows from operating activities:
Net income	$20,940	$30,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	166,641	150,047
Deferred income taxes	17,252	24,289
Stock-based compensation expense	18,038	17,876
Loss on debt extinguishment	1,282	399
Amortization of discount on debt and deferred debt issue costs	3,212	7,850
Changes in operating assets and liabilities:
Receivables, prepaid expenses and other assets	(1,629)	(14,046)
Accounts payable, deferred revenue and other liabilities	(1,231)	(10,346)
Net cash provided by operating activities	224,505	206,560
Cash flows from investing activities:
Capital expenditures	(195,998)	(187,509)
Purchases of investments	(109,275)	(157,523)
Proceeds from sale of investments	129,509	125,041
Other investing activities, net	5,841	(465)
Net cash used in investing activities	(169,923)	(220,456)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	10,778	50,874
Taxes paid related to net share settlement of equity awards	(18,941)	(18,315)
Purchases of treasury stock	(112,564)	(197,310)
Excess tax benefits from stock-based compensation	794	944
Proceeds from modification of debt, net of financing costs	—	49,684
Retirement of debt obligations	(24,418)	(256,348)
Payment of debt and capital lease obligations	(4,487)	(2,096)
Net cash used in financing activities	(148,838)	(372,567)
Decrease in cash and cash equivalents	(94,256)	(386,463)
Cash and cash equivalents at beginning of period	284,419	806,728
Cash and cash equivalents at end of period	$190,163	$420,265
Supplemental disclosures of cash flow information:
Cash paid for interest	$46,632	$43,540
Cash paid for income taxes, net of refunds	$2,314	$4,477
Cash paid for debt extinguishment costs	$939	$469
Non-cash investing & financing activities:
Addition of capital lease obligations	$1,352	$4,302
See accompanying notes to condensed consolidated financial statements.

tw telecom inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014
(Unaudited)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(amounts in thousands)
Balance at December 31, 2013	153,760	$1,538	(12,593)	$(357,974)	$1,701,356	$(708,979)	$128	$636,069
Net income	—	—	—	—	—	20,940	—	20,940
Other comprehensive income, net of tax	—	—	—	—	—	—	30	30
Excess tax benefits from stock-based compensation, net	—	—	—	—	610	—	—	610
Purchases of treasury stock	—	—	(3,674)	(112,564)	—	—	—	(112,564)
Exercise of stock options net of (withholdings) to satisfy employee tax obligations upon vesting of stock awards	—	—	651	18,670	(23,737)	(3,096)	—	(8,163)
Stock-based compensation	—	—	(92)	(3,214)	22,834	(1,582)	—	18,038
Balance at June 30, 2014	153,760	$1,538	(15,708)	$(455,082)	$1,701,063	$(692,717)	$158	$554,960
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
See Note 2, "Recent Developments", for information regarding the Agreement and Plan of Merger with Level 3 Communications, Inc. ("Level 3").
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
Prior Year Reclassifications
Beginning January 1, 2014, the Company is reporting revenue from taxes and fees in a separate line item on the condensed consolidated statements of operations and is reporting revenue from dedicated high capacity Ethernet services in data and Internet services rather than network services. These reclassifications have been made in the prior year condensed consolidated statement of operations to conform to the current year presentation. Neither of these changes affects total revenue for the current period or prior periods. The following table provides revenue as currently reported and previously reported for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013		Six months ended June 30, 2013
	As Currently Reported	As Previously Reported	As Currently Reported	As Previously Reported
	(amounts in thousands)
Revenue:
Data and Internet services	$220,063	209,634	431,784	411,716
Voice services	76,437	93,080	152,467	185,435
Network services	64,079	78,487	129,034	157,350
Service revenue	360,579	381,201	713,285	754,501
Taxes and fees	20,622	—	41,216	—
Intercarrier compensation	8,282	8,282	16,191	16,191
Total revenue	$389,483	$389,483	$770,692	$770,692

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
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 relates to the Company's investments that are classified as available-for-sale securities. The Company recognized no material changes in accumulated other comprehensive income for the three and six months ended June 30, 2014 or 2013. There were no significant items reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2014 or 2013.
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
The Company classifies taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. In making this determination, the Company assesses, among other things, whether the Company is the primary obligor or principal taxpayer for the taxes and fees assessed in each jurisdiction where the Company does business. In jurisdictions where the Company determines that it is the principal taxpayer, the Company records the taxes and fees on a gross basis, including the taxes and fees in revenue and expense. In jurisdictions where the Company determines that it is merely a collection agent for the government authority, the Company records the taxes on a net basis. The total amount of such taxes and fees classified as revenue is included in "Taxes and fees" on the Company's condensed consolidated statements of operations.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Significant Customers
The Company has substantial business relationships with a few large customers, including major telecommunications carriers. The Company’s 10 largest customers accounted for an aggregate of 17% and 18% of the Company’s total revenue for the six months ended June 30, 2014 and 2013, respectively. No customer accounted for 5% or more of total revenue for the six months ended June 30, 2014 or 2013.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued an accounting standards update that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact of this new standard on its consolidated financial statements as well as the transition method the Company intends to use.

2. Recent Developments

Level 3 Merger
On June 15, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Level 3 Communications, Inc. ("Level 3") and certain of its subsidiaries whereby the Company agreed to merge with and into a wholly owned subsidiary of Level 3 (the "Level 3 merger").
Upon completion of the Level 3 merger, (i) each issued and outstanding share of common stock of the Company, other than dissenting shares, will be converted into 0.7 shares (the "Stock Consideration") of Level 3's common stock and the right to receive $10.00 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). The Merger Agreement also provides that the (i) issued and outstanding options to purchase the Company's common stock will be exchanged for Merger Consideration, as adjusted to reflect the exercise price of each such outstanding option and (ii) issued and outstanding restricted stock and restricted stock units covering the Company's common stock will vest and be exchanged for Merger Consideration. The Level 3 merger is expected to close during the fourth quarter of 2014, but not before October 4, 2014. The closing of the Level 3 merger is subject to the receipt of certain regulatory and governmental approvals and the satisfaction of certain conditions, including the approval of the Level 3 merger by the Company's stockholders and the approval of Level 3's proposed stock issuance and charter amendments by Level 3's stockholders.

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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerators and denominators used in the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(amounts in thousands, except per share amounts)
Numerator
Net income	$11,149	$17,347	$20,940	$30,491
Allocation of net income to unvested restricted stock	(199)	(331)	(378)	(587)
Net income allocated to common stockholders, basic	$10,950	$17,016	$20,562	$29,904
Net income allocated to common stockholders, diluted	$10,950	$17,016	$20,562	$29,904
Denominator
Basic weighted average shares outstanding	136,360	147,071	137,219	148,095
Dilutive potential common shares:
Stock options	269	886	330	1,180
Unvested restricted stock	1,185	385	1,623	1,806
Diluted weighted average shares outstanding	137,814	148,342	139,172	151,081
Basic earnings per share	$0.08	$0.12	$0.15	$0.20
Diluted earnings per share	$0.08	$0.11	$0.15	$0.20

There were no anti-dilutive shares for the three and six months ended June 30, 2014. Restricted stock awards to be settled in common stock upon vesting which were excluded from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive, totaled 2.9 million shares for the three months ended June 30, 2013. There were no anti-dilutive shares for the six months ended June 30, 2013.
4. Investments
The Company’s investments at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(amounts in thousands)
Cash equivalents:
U.S. Treasury money market mutual funds	$41,399	$28,845
Commercial paper	9,998	1,335
Total cash equivalents	$51,397	$30,180
Investments:
Debt securities issued by the U.S. Treasury	$60,028	$69,628
Commercial paper	57,268	75,460
Debt securities issued by U.S. Government agencies	56,268	49,488
Total investments	$173,564	$194,576
Total cash equivalents and investments	$224,961	$224,756
At June 30, 2014 and December 31, 2013, the carrying values of investments included in cash and cash equivalents approximated fair value. The aggregate fair value of available-for-sale securities by major security type is included in Note 6. The amortized cost basis of the available-for-sale securities was not materially different from the aggregate fair value. The contractual maturities of the Company’s available-for-sale securities are all within one year.
Proceeds from the sale and maturity of available-for-sale securities were $60.0 million and $91.1 million during the three months ended June 30, 2014 and 2013, respectively, and $129.5 million and $125.0 million during the six months ended June 30, 2014 and 2013, respectively. Gains and losses on investments are calculated using the specific identification method and are tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recognized during the period the investment is sold. The Company recognized no material unrealized or realized net gains or losses during the three and six months ended June 30, 2014 and 2013.

5. Long-Term Debt and Capital Lease Obligations
The components of long-term debt and capital lease obligations at June 30, 2014 and December 31, 2013 were as follows:

	Date of					Outstanding Balance as of
	Issuance / Amendment	Maturity	Interest Payments	Interest Rate	Original Principal	June 30, 2014	December 31, 2013
					(amounts in thousands)
Term Loan B	Apr 2013	Apr 2020	At least quarterly	Eurodollar rate + 2.50%	$520,000	$514,800	$517,400
8% Senior Notes	Mar 2010	Mar 2018	Mar/Sept	8%	430,000	—	23,479
5 3/8% Senior Notes	Oct 2012	Oct 2022	Apr/Oct	5 3/8%	480,000	480,000	480,000
5 3/8% Senior Notes	Aug 2013	Oct 2022	Apr/Oct	5 3/8%	450,000	450,000	450,000
6 3/8% Senior Notes	Aug 2013	Sept 2023	Mar/Sept	6 3/8%	350,000	350,000	350,000
Capital lease obligations						145,703	147,046
Total obligations						1,940,503	1,967,925
Unamortized discounts						(17,478)	(18,680)
Current portion						(8,147)	(32,470)
Total long-term debt and capital lease obligations						$1,914,878	$1,916,775

8% Senior Notes due 2018
As of December 31, 2013, tw telecom holdings inc. ("Holdings") had outstanding $23.5 million aggregate principal amount of 8% Senior Notes due 2018 (the "2018 Notes"). During the three months ended March 31, 2014, Holdings redeemed all remaining outstanding 2018 Notes at a redemption price of 104% of the principal amount. During the three months ended March 31, 2014, the Company recognized debt extinguishment costs of $1.3 million, comprised of $0.9 million for premiums associated with the redemption and $0.4 million for write-offs of unamortized deferred debt issuance costs and issuance discount related to the 2018 Notes.
Covenant Compliance
As of June 30, 2014, tw telecom inc. and its wholly-owned subsidiary, Holdings, were in compliance with all of their debt covenants.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•
Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The Company did not have any Level 3 assets or liabilities that were measured at fair value at June 30, 2014 and December 31, 2013.

The following tables reflect assets that are measured and carried at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	Fair Value Measurements At June 30, 2014			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$41,399	$—	$—	$41,399
Commercial paper	—	9,998	—	9,998
Investments included in cash and cash equivalents	$41,399	$9,998	$—	$51,397
Debt securities issued by the U.S. Treasury	—	60,028	—	60,028
Commercial paper	—	57,268	—	57,268
Debt securities issued by U.S. Government agencies	—	56,268	—	56,268
Short-term investments	$—	$173,564	$—	$173,564
Total assets	$41,399	$183,562	$—	$224,961

	Fair Value Measurements At December 31, 2013			Assets at Fair Value
	Level 1	Level 2	Level 3
	(amounts in thousands)
Assets
U.S. Treasury money market mutual funds	$28,845	$—	$—	$28,845
Commercial paper	—	1,335	—	1,335
Investments included in cash and cash equivalents	$28,845	$1,335	$—	$30,180
Commercial paper	—	75,460	—	75,460
Debt securities issued by the U.S. Treasury	—	69,628	—	69,628
Debt securities issued by U.S. Government agencies	—	49,488	—	49,488
Short-term investments	$—	$194,576	$—	$194,576
Total assets	$28,845	$195,911	$—	$224,756
The following table summarizes the carrying amounts and estimated fair values of the Company’s long-term debt, including the current portion, at June 30, 2014 and December 31, 2013:

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
	(amounts in thousands)
Term Loan B, net of discount	$512,649	$514,800	$515,063	$519,987
8% Senior Notes, net of discount	—	—	23,392	24,594
5 3/8% Senior Notes, issued October 2012	480,000	520,800	480,000	474,000
5 3/8% Senior Notes, net of discount, issued August 2013	434,673	488,250	433,744	444,375
6 3/8% Senior Notes	350,000	397,250	350,000	364,000
Total debt	$1,777,322	$1,921,100	$1,802,199	$1,826,956
7. Stock-Based Compensation
During the six months ended June 30, 2014, the Company granted restricted stock awards and restricted stock units with respect to 1.4 million shares and no stock options. As of June 30, 2014, the Company had 3.7 million restricted stock awards and restricted stock units that were unvested and 0.3 million stock options outstanding and exercisable.
As of June 30, 2014, there was $77.2 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years, and no unrecognized compensation expense related to unvested stock options.
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
Following the announcement of the execution of the Merger Agreement, three putative shareholder class action complaints (the "Class Action Complaints"), were filed in the Court of Chancery of the State of Delaware against the Company, its Board of Directors, Level 3, and certain subsidiaries of Level 3, challenging the proposed Level 3 merger: Veneros v. tw telecom, et al., Case No. 9835 (filed on or about June 27, 2014), Litman v. tw telecom, et al., Case No. 9838 (filed on or about June 27, 2014), and Carter v. tw telecom, et al., Case No. 9845 (filed on or about June 30, 2014).
The Class Action Complaints generally allege, among other things, that the individual members of the Company's Board of Directors breached their fiduciary duties owed to the public shareholders of the Company by approving its entry into the Merger Agreement and failing to take steps to maximize the value of the Company to its public shareholders, and that the Company, Level 3, and certain of Level 3's subsidiaries, aided and abetted such breaches of fiduciary duties. In addition, the Class Action Complaints allege, among other things, that the proposal regarding the Level 3 merger undervalues the Company, that the process leading up to the Merger Agreement was flawed, and that certain provisions of the Merger Agreement improperly favor Level 3 and impede a potential alternative transaction. The Class Action Complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed Level 3 merger, and other forms of equitable relief. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
The Company’s other pending legal proceedings are limited to litigation incidental to its business. In the opinion of management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s financial statements.
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

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following information sets forth the Company’s Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2014 and 2013, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,546	$165,617	$—	$—	$190,163
Investments	—	173,564	—	—	173,564
Receivables, net	—	—	106,335	—	106,335
Prepaid expenses and other current assets	—	15,703	10,042	—	25,745
Deferred income taxes	—	54,006	20	—	54,026
Intercompany receivable	804,463	1,570,131	—	(2,374,594)	—
Total current assets	829,009	1,979,021	116,397	(2,374,594)	549,833
Property, plant and equipment, net	—	83,873	1,650,264	—	1,734,137
Deferred income taxes	—	78,942	484	—	79,426
Goodwill	—	—	412,694	—	412,694
Intangible and other assets, net	—	34,280	17,054	—	51,334
Total assets	$829,009	$2,176,116	$2,196,893	$(2,374,594)	$2,827,424
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,559	$58,173	$—	$70,732
Current portion debt and capital lease obligations	—	5,247	2,900	—	8,147
Other current liabilities	—	84,443	131,634	—	216,077
Intercompany payable	—	—	2,374,594	(2,374,594)	—
Total current liabilities	—	102,249	2,567,301	(2,374,594)	294,956
Losses in subsidiary in excess of investment	274,690	831,084	—	(1,105,774)	—
Long-term debt and capital lease obligations, net	—	1,772,122	142,756	—	1,914,878
Long-term deferred revenue	—	—	19,792	—	19,792
Other long-term liabilities	—	11,419	31,419	—	42,838
Stockholders’ equity (deficit)	554,319	(540,758)	(564,375)	1,105,774	554,960
Total liabilities and stockholders’ equity (deficit)	$829,009	$2,176,116	$2,196,893	$(2,374,594)	$2,827,424

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$419,703	$—	$419,703
Costs and expenses:
Operating, selling, general and administrative	—	77,167	212,837	—	290,004
Depreciation, amortization and accretion	—	9,063	75,122	—	84,185
Corporate expense allocation	—	(86,230)	86,230	—	—
Total costs and expenses	—	—	374,189	—	374,189
Operating income	—	—	45,514	—	45,514
Interest expense, net	—	(20,052)	(4,712)	—	(24,764)
Interest expense allocation	—	20,052	(20,052)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	20,750	—	20,750
Income tax expense	—	9,236	365	—	9,601
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(9,236)	20,385	—	11,149
Equity in undistributed earnings of subsidiaries	11,149	20,385	—	(31,534)	—
Net income	$11,149	$11,149	$20,385	$(31,534)	$11,149

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Total revenue	$—	$—	$827,996	$—	$827,996
Costs and expenses:
Operating, selling, general and administrative	—	149,108	421,767	—	570,875
Depreciation, amortization and accretion	—	17,654	148,987	—	166,641
Corporate expense allocation	—	(166,762)	166,762	—	—
Total costs and expenses	—	—	737,516	—	737,516
Operating income	—	—	90,480	—	90,480
Interest expense, net	—	(40,540)	(9,724)	—	(50,264)
Debt extinguishment costs	—	(1,282)	—	—	(1,282)
Interest expense allocation	—	41,822	(41,822)	—	—
Income before income taxes and equity in undistributed earnings of subsidiaries	—	—	38,934	—	38,934
Income tax expense	—	17,253	741	—	17,994
Net income (loss) before equity in undistributed earnings of subsidiaries	—	(17,253)	38,193	—	20,940
Equity in undistributed earnings of subsidiaries	20,940	38,193	—	(59,133)	—
Net income	$20,940	$20,940	$38,193	$(59,133)	$20,940

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$11,149	$11,149	$20,385	$(31,534)	$11,149
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	40	40	—	(40)	40
Other comprehensive income, net of tax	40	40	—	(40)	40
Comprehensive income	$11,189	$11,189	$20,385	$(31,574)	$11,189

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net income	$20,940	$20,940	$38,193	$(59,133)	$20,940
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	30	30	—	(30)	30
Other comprehensive income, net of tax	30	30	—	(30)	30
Comprehensive income	$20,970	$20,970	$38,193	$(59,163)	$20,970

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$20,940	$20,940	$38,193	$(59,133)	$20,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	17,654	148,987	—	166,641
Deferred income taxes	—	17,252	—	—	17,252
Stock-based compensation expense	—	—	18,038	—	18,038
Extinguishment costs, amortization of discount on debt and deferred debt issue costs	—	4,494	—	—	4,494
Intercompany and equity investment changes	99,787	(122,248)	(36,672)	59,133	—
Changes in operating assets and liabilities	—	301	(3,161)	—	(2,860)
Net cash provided by (used in) operating activities	120,727	(61,607)	165,385	—	224,505
Cash flows from investing activities:
Capital expenditures	—	(26,553)	(169,445)	—	(195,998)
Purchases of investments	—	(109,275)	—	—	(109,275)
Proceeds from sale of investments	—	129,509	—	—	129,509
Other investing activities, net	—	169	5,672	—	5,841
Net cash used in investing activities	—	(6,150)	(163,773)	—	(169,923)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	(8,163)	—	—	—	(8,163)
Purchases of treasury stock	(112,564)	—	—	—	(112,564)
Excess tax benefits from stock-based compensation	—	794	—	—	794
Retirement of debt obligations	—	(24,418)	—	—	(24,418)
Payment of debt and capital lease obligations	—	(2,875)	(1,612)	—	(4,487)
Net cash used in financing activities	(120,727)	(26,499)	(1,612)	—	(148,838)
Decrease in cash and cash equivalents	—	(94,256)	—	—	(94,256)
Cash and cash equivalents at beginning of period	24,546	259,873	—	—	284,419
Cash and cash equivalents at end of period	$24,546	$165,617	$—	$—	$190,163

tw telecom inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tw telecom inc.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(unaudited)

	Parent Guarantor	Issuer	Combined Subsidiary Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net income	$30,491	$30,491	$54,780	$(85,271)	$30,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	—	13,286	136,761	—	150,047
Deferred income taxes	—	24,289	—	—	24,289
Stock-based compensation expense	—	—	17,876	—	17,876
Amortization of discount on debt and deferred debt issue costs	6,244	2,005	—	—	8,249
Intercompany and equity investment changes	385,403	(466,631)	(4,043)	85,271	—
Changes in operating assets and liabilities	(1,039)	15,973	(39,326)	—	(24,392)
Net cash provided by (used in) operating activities	421,099	(380,587)	166,048	—	206,560
Cash flows from investing activities:
Capital expenditures	—	(22,465)	(165,044)	—	(187,509)
Purchases of investments	—	(157,523)	—	—	(157,523)
Proceeds from sale of investments	—	125,041	—	—	125,041
Other investing activities, net	—	(83)	(382)	—	(465)
Net cash used in investing activities	—	(55,030)	(165,426)	—	(220,456)
Cash flows from financing activities:
Net proceeds (tax withholdings) from issuance of common stock upon exercise of stock options and vesting of restricted stock awards and units	32,559	—	—	—	32,559
Purchases of treasury stock	(197,310)	—	—	—	(197,310)
Excess tax benefits from stock-based compensation	—	944	—	—	944
Proceeds from modification of debt, net of financing costs	—	49,684	—	—	49,684
Retirement of convertible debt obligations	(256,348)	—	—	—	(256,348)
Payment of debt and capital lease obligations	—	(1,474)	(622)	—	(2,096)
Net cash (used in) provided by financing activities	(421,099)	49,154	(622)	—	(372,567)
Decrease in cash and cash equivalents	—	(386,463)	—	—	(386,463)
Cash and cash equivalents at beginning of period	24,544	782,184	—	—	806,728
Cash and cash equivalents at end of period	$24,544	$395,721	$—	$—	$420,265

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
Cautions Concerning Forward-Looking Statements
This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, our expected financial position, capital expenditures, business and technology trends, fluctuations, the impact of the economic downturn, activities and results, revenue mix and revenue growth, Modified EBITDA and margin trends, the impact of regulatory changes, future tax benefits and expense, expense trends, growth initiatives, increases in sales personnel, future liquidity and capital resources, product plans, share repurchases, debt retirement, future cash balances, growth or stability from particular customer segments, the effects of consolidation in the telecommunications industry, anticipated customer disconnections and customer and revenue churn, market expansion, business and financing plans, and the expected merger with Level 3. These forward-looking statements are based on management’s current expectations and are naturally subject to risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.
The words “believe,” “plan,” “target,” “expect,” “intend,” and “anticipate,” and expressions of similar substance identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the expectations described in this report are set forth under “Risk Factors” in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report. In addition, actual results may differ from our expectations due to, among other things, the timing of disconnections, churn and service installations which may affect the extent to which those factors impact our results in a particular period, increased competition and pricing pressures, inability to obtain rights to build networks into commercial buildings, economic downturns, which may adversely affect our revenue growth, net income or Modified EBITDA, delays in launching new products that our customers desire, growth initiatives and market expansions that may not result in the intended revenue growth acceleration, delays in connecting new leased fiber to our network, inability of fiber lessors to deliver all fiber contracted for, decreased demand for our products, industry consolidation and other industry conditions, significant increases or decreases in the market prices of our common stock, an ownership change that results in limitations on our use of net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code, increases in the prices we pay for use of facilities of ILECs, increased costs from healthcare reform and higher taxes or further deregulation of the ILECs or other factors that may adversely affect the cost and availability of ILEC facilities or other facilities that we use to reach certain customer locations, adverse regulatory rulings or legislative developments, interruptions to service delivery or corporate functions due to system failures or cyber-attacks, failure to complete the Level 3 merger and uncertainty among customers and employees regarding the Level 3 merger. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

tw telecom inc.

Through our subsidiaries, we serve 77 metropolitan markets with local fiber networks that are connected to our regional fiber facilities and national IP backbone. As of June 30, 2014, our fiber network spanned approximately 34,000 route miles (the majority of which were metropolitan route miles) connecting to 21,332 buildings served directly by our metropolitan fiber facilities. Included in the total buildings served directly by our local fiber facilities are approximately 550 third party data centers across the country where customers deploy their own equipment or connect to cloud application providers. We are able to extend our reach beyond our fiber networks by providing off-network solutions to customers within and outside our 77 markets. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP networking capabilities between our markets, supporting secure end-to-end business Ethernet, IP VPN and converged solutions for customers.
Although we analyze revenue by customer type, we present our financial results as one segment across the U.S. because our business is centrally managed.
Level 3 Merger
On June 15, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Level 3 and certain of its subsidiaries whereby we agreed to merge with and into a wholly owned subsidiary of Level 3 (the "Level 3 merger").
Upon completion of the Level 3 merger, (i) each issued and outstanding share of our common stock, other than dissenting shares, will be converted into 0.7 shares (the "Stock Consideration") of Level 3's common stock and the right to receive $10.00 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). The Merger Agreement also provides that the (i) issued and outstanding options to purchase our common stock will be exchanged for Merger Consideration, as adjusted to reflect the exercise price of each such outstanding option and (ii) issued and outstanding restricted stock and restricted stock units covering our common stock will vest and be exchanged for Merger Consideration. The Level 3 merger is expected to close during the fourth quarter of 2014, but not before October 4, 2014. The closing of the Level 3 merger is subject to the receipt of certain regulatory and governmental approvals and the satisfaction of certain conditions contained in the Merger Agreement, including the approval of the Level 3 merger by our stockholders and the approval of Level 3's proposed stock issuance and charter amendments by Level 3's stockholders.
Strategic Market Expansion
In November 2013, we announced a strategic market expansion to increase our addressable market by significantly expanding our metropolitan fiber route miles, including entry into five new markets and accelerating the density of our metropolitan fiber footprint in 28 existing markets. Year-to-date through July 30, 2014, we activated our new Salt Lake City and Richmond markets and plan to activate the remaining new markets before the end of 2014. In addition, year-to-date through July 30, 2014 we completed integration and activation of 14 of our 28 existing markets and plan to activate the remaining existing markets before the end of 2014. As part of this expansion, we are also increasing our regional fiber footprint for greater capacity, increased network control and more cost effective connectivity. To facilitate this expansion, we entered into long-term capital leases for fiber that we will light with our own electronics. The initial term of the leases is 20 years, with two ten-year renewals at our option, and automatic annual renewals thereafter until termination by either party.
Revenue Trends
Total Revenue
Our revenue has grown sequentially for the past 39 consecutive quarters through June 30, 2014, including throughout various economic cycles. During the three and six months ended June 30, 2014, our sales and service installations grew at a higher rate year-over-year, and our year-over-year revenue growth rate for the three and six months ended June 30, 2014 was 7.8% and 7.4%, respectively, compared to 6.9% and 6.5%, respectively, for the same periods in 2013.
In 2012, we began to experience lower year-over-year quarterly revenue growth rates compared to the same periods in the prior year. In 2013, we commenced several growth initiatives designed to increase our revenue growth rate by focusing on increased sales to capture growing market demand and share. We believe that higher growth in our sales, or "bookings" (i.e., signed contracts), and service installations year over year, as well as our increased revenue growth in 2014 were the result of these growth initiatives. Accordingly, we expect our 2014 annual revenue growth rate to be higher than our 6.4% 2013 annual revenue growth rate, although we may experience fluctuations in our quarterly revenue growth rates.
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

tw telecom inc.

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
Revenue Reclassification
Beginning January 1, 2014, we are reporting revenue from taxes and fees in a separate line item on our condensed consolidated statements of operations in order to provide better visibility into the impact of changes in those items. Accordingly, revenue from taxes and fees that was previously reported by line of business is now classified as taxes and fees. Revenue from taxes and fees reported by customer type elsewhere in this report has been classified as taxes and fees as well. In addition, we are reporting revenue from dedicated high capacity Ethernet services in data and Internet services rather than network services for better alignment of our service categories, which does not impact revenue by customer type. These reclassifications have been made in the prior year condensed consolidated statements of operations to conform to the current year presentation. Neither of these changes affects total revenue for the current period or prior periods.
Enterprise Customer Revenue
Revenue from enterprise customers has increased sequentially for the past 48 consecutive quarters through June 30, 2014 and increased 8.7% and 9.0% for the three and six months ended June 30, 2014, respectively, as compared to 8.9% and 8.7% for the same periods in 2013, respectively, primarily due to increased installations of our data and Internet services such as business Ethernet, managed and Internet services. Revenue from our enterprise customers represented 76% of our total revenue in the three and six months ended June 30, 2014 compared to 75% in the same periods in 2013. We expect our future revenue growth to come primarily from enterprise customers, including our current customer base, largely due to our advanced network capabilities, growth initiatives, including the expansion of our sales and sales support personnel and services portfolio and strategic market expansion.
Carrier Customer Revenue
Our carrier revenue represented 17% of our total revenue in the three and six months ended June 30, 2014 compared to 18% of our total revenue in the same periods last year. Carrier revenue has been declining as a percentage of revenue due to the higher contribution from enterprise customer revenue coupled with continued disconnections and repricing of carrier contracts upon renewals somewhat offset by higher installed sales of Ethernet services to carriers to serve their end users’ needs as they transition from traditional network services to Ethernet-based technologies. Carrier revenue from wireless providers represented 27% of total carrier revenue for both the three and six months ended June 30, 2014 compared to 29% and 30% for the three and six months ended June 30, 2013, respectively. We expect that our expanded service offerings to our wholesale customers will continue to contribute to carrier revenue; however, our carrier revenue historically has been impacted by pricing declines in connection with carrier customer contract renewals, disconnections resulting from price competition from other carriers, network grooming and carrier consolidation that inhibits the growth rate of carrier revenue. We expect these impacts on our carrier revenue to continue and to fluctuate from quarter to quarter.
Taxes and Fees
We classify taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. Taxes and fees represented 6% of our total revenue in the three and six months ended June 30, 2014 compared to 5% in both the three and six months ended June 30, 2013. We expect that revenue from taxes and fees will fluctuate based on changes in rates and growth or declines in revenue subject to these taxes and fees.
Intercarrier Compensation Revenue
Intercarrier compensation revenue, consisting of switched access services and reciprocal compensation, represented 1% of our total revenue in each of the three and six months ended June 30, 2014, and is expected to decline in the future due to federal and state mandated rate reductions for terminating traffic and changes in the regulatory regime for intercarrier compensation. Under a 2011 FCC order, intercarrier compensation rates are declining over a six-year period that began in 2012 with rate decreases occurring in the third quarter of each year through 2017. As a result of the FCC order, we expect a reduction tw telecom inc.

of approximately $3.0 million in intercarrier compensation revenue in the year ended December 31, 2014 compared to 2013, which may be somewhat offset by growth in minutes of use. Approximately $2.0 million of this reduction has already occurred through the six months ended June 30, 2014. In addition, we expect that intercarrier compensation revenue will fluctuate based on variations from period to period in minutes of use originating and terminating on our network and fluctuations in carrier settlements.
Revenue and Customer Churn
Revenue churn, defined as the average lost recurring monthly billing for the period from a customer’s partial or complete disconnection of services (excluding pricing declines upon contract renewals and lost usage revenue) compared to reported revenue, is a measure used by management to evaluate revenue retention. Customer and service disconnections occur as part of the normal course of business and are primarily associated with price competition from other providers, customers moving facilities to other locations and network grooming, business contractions, financial difficulties and consolidation, among other reasons. Revenue churn was 0.9% of monthly revenue in both the three and six months ended June 30, 2014, comparable to each of the years ended December 31, 2011, 2012 and 2013, reflecting improvement from the last recessionary period of late 2007 through 2009. We believe that this improvement in revenue churn is a result of improved economic conditions as well as our expanded service portfolio, measures we implemented to increase revenue retention and our customer experience initiatives. As a component of revenue churn, revenue lost from customers fully disconnecting services was 0.2% for the years ended December 31, 2011, 2012 and 2013 and for each of the three and six months ended June 30, 2014. We continue our initiatives to maintain revenue churn that is low relative to our industry, but do not expect contribution to our revenue growth rate from a lower revenue churn rate. If our revenue churn were to increase, our revenue growth would likely be negatively impacted. If we experience another adverse economic cycle, we could experience higher revenue churn that would likely negatively impact our revenue growth. We cannot predict the total impact on revenue from future customer disconnections or the timing of such disconnections or whether these favorable churn trends will continue.
Customer churn, defined as the average monthly customer turnover for the period compared to the average monthly customer count for the period, was 0.8% for both the three and six months ended June 30, 2014 compared with 1.0%, 1.0% and 0.9% for the years ended December 31, 2011, 2012 and 2013, respectively. The majority of this churn came from our smaller customers, which we expect will continue.
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

tw telecom inc.

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
We have expanded our reach by implementing commercial arrangements and connections with the ILECs, other competitive carriers and cable companies for the provision of Ethernet services to deliver certain of our advanced services to end users in areas not directly served by our fiber networks. We also have commercial arrangements with carriers to provide access to our customers' locations in areas outside of our 77 markets. With growing demand for multi-location customer solutions, both within and outside our markets, we are provisioning services to more off-network locations resulting in higher access costs.
Modified EBITDA Trends and Growth Initiatives
We regularly implement various initiatives designed to expand our revenue growth, Modified EBITDA margin (see Note 3 to the table under “Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013--Operating Income and Net Income” for a definition of Modified EBITDA margin) and cash flow that require both capital and operating investments, which can temporarily impact our Modified EBITDA margin until growth in revenue absorbs the increased costs. We believe that these initiatives resulted in growth of our revenue, Modified EBITDA margin and cash flows during the three years ended December 31, 2012.
Modified EBITDA (see Note 2 to the table under “Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013--Operating Income and Net Income” for a definition of Modified EBITDA and reconciliations of Modified EBITDA to net income, which is the most comparable GAAP measure for operating performance, and Modified EBITDA to net cash provided by operations, which is the most comparable GAAP measure for liquidity) grew 7.4%, 8.6% and 2.2% in the years ended December 31, 2011, 2012 and 2013, respectively, each compared to the prior year, and grew 0.7% in both the three and six months ended June 30, 2014 compared to the same period last year. Modified EBITDA margin was 36.4%, 36.8% and 35.3% for the years ended December 31, 2011, 2012 and 2013, respectively. These margins reflected the absorption of increased costs for network access due to higher prices and greater off-network reach, and costs associated with growth initiatives designed to increase the rate of revenue growth, including further expansion of our sales and sales support staff, and IT and technical personnel. These margins were also impacted by the dilutive effect of taxes and fees that are reported on a gross versus net basis in revenue and expense (see “Revenue” in Note 1 to the condensed consolidated financial statements). Modified EBITDA margin was 33.0% and 33.2% for the three and six months ended June 30, 2014, respectively, compared to 35.3% and 35.5% in the same periods in the prior year, respectively. The decline was the result of merger-related costs, costs associated with our growth initiatives, taxes and fees and network access costs. Costs associated with growth initiatives had a greater impact on Modified EBITDA margin for the three and six months ended June 30, 2014 and the year ended December 31, 2013 than in the same periods in 2012 and 2011.
In 2013, our growth initiatives required both capital and operating investments and we continue to make these investments in 2014, including hiring additional sales, sales support and other operational personnel to support our strategic market expansion. For 2014, our investment plans for our growth initiatives and strategic market expansion include an expected increase in sales personnel of 7%; however, we are uncertain of the impact that the recent announcement of the Level 3 merger will have on our ability to meet this objective. Our capital investments in 2013 and 2014 in support of our growth initiatives include new service development, further automation and equipment to integrate and connect the strategic market expansion into our national network and operating infrastructure.
We expect the continued investments and expense associated with our growth initiatives and strategic market expansion (see "Strategic Market Expansion" above) will continue to pressure our Modified EBITDA margin and cash flow in the near term until we can achieve consistently higher service installations and an acceleration of our rate of revenue growth sufficient to absorb these higher costs. We expect our Modified EBITDA margin, excluding merger-related costs, to begin expanding toward the end of 2014 as a result of anticipated higher revenue, as discussed above in "Revenue Trends--Total Revenue". While the growth initiatives described above and market expansion are designed to increase sales in the longer term to accelerate our future revenue growth rate, we cannot assure that these and other initiatives will be sufficient to achieve our objectives of increased revenue growth, margins and cash flow or the timing of such anticipated benefits.

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
The expected reductions in intercarrier compensation revenue discussed above under "Revenue Trends" are also expected to pressure our margins because of the relatively high margins associated with that revenue. Our revenue and margins may also be impacted by, among other risks, economic fluctuations, competitive pressures, higher special access costs including from growth in multi-location customer solutions driven by demand, fuel and energy costs, fluctuations in taxes and fees, merger-related costs and any future inflationary pressures.
Seasonality and Fluctuations
We continue to expect business fluctuations to impact sequential quarterly trends in revenue, margins and cash flow. This includes the timing, as well as any seasonality, of sales and service installations, usage, rate changes, disputes, settlements, repricing for contract renewals and fluctuations in revenue churn, especially from carrier customers, expenses, capital expenditures and taxes and fees. Historically, our expense in the first quarter has been impacted by the resetting of payroll taxes in the new year. Our past experience with quarterly fluctuations may not necessarily be indicative of future results.
Because we generally do not recognize revenue subject to billing disputes until the dispute is resolved, the timing of dispute resolutions and settlements may positively or negatively affect our revenue in a particular quarter. The timing of disconnections may also impact our results in a particular quarter, with disconnections early in the quarter generally having a greater impact. The timing of capital and other expenditures may affect our margins or cash flow. The convergence of any of these or other factors such as fluctuations in usage, increases or decreases in taxes and fees or pricing declines upon contract renewals in a particular quarter may result in our revenue growing more or less than previous trends, may impact our margins and other financial results.
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

tw telecom inc.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue

The following table sets forth revenue by line of business presented in thousands of dollars and expressed as a percentage of total revenue:

	Three Months Ended June 30,
	2014		2013		$ Change	% Change
Revenue:
Data and Internet services	$253,031	60%	$220,063	56%	$32,968	15.0%
Voice services	77,919	19%	76,437	20%	1,482	1.9%
Network services	56,667	14%	64,079	17%	(7,412)	(11.6)%
Service revenue	387,617	93%	360,579	93%	27,038	7.5%
Taxes and fees (1)	25,412	6%	20,622	5%	4,790	23.2%
Intercarrier compensation	6,674	1%	8,282	2%	(1,608)	(19.4)%
Total revenue	$419,703	100%	$389,483	100%	$30,220	7.8%
___________________

(1)
We classify taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. This has no impact on net income or Modified EBITDA but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services, Internet and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, comprised 52.8% of data and Internet services revenue for the three months ended June 30, 2014 compared to 52.4% for the three months ended June 30, 2013, representing 16.0% period-over-period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and an increase in usage based services, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the three months ended June 30, 2014 and 2013.
Network services revenue decreased primarily due to the impact of revenue churn and re-pricing of renewed customer contracts at lower rates, largely from carrier customers.
Revenue from taxes and fees increased, reflecting the initiation of billing for certain regulatory fees not previously charged, growth in revenue to which these charges apply and an increase in rates.
Intercarrier compensation revenue decreased primarily as a result of the impact of an FCC-mandated rate reduction in July 2013.

tw telecom inc.

Costs and Expenses
The major components of costs and expenses were as follows (amounts in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$181,391	$164,131	$17,260	10.5%
Operating expenses as percentage of total revenue	43.2%	42.1%
Selling, general and administrative (1)	108,613	96,438	12,175	12.6%
Selling, general and administrative expenses as percentage of total revenue	25.9%	24.8%
Depreciation, amortization and accretion	84,185	75,652	8,533	11.3%
Total costs and expenses	$374,189	$336,221	$37,968	11.3%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$545	$545	$—	—%
Selling, general and administrative	$8,107	$7,869	$238	3.0%

Operating Expenses. Our operating expenses consist of costs directly related to the operation and maintenance of our network and the provisioning of our services. These costs, which are net of capitalized labor and overhead costs on capital projects, include the salaries and related expenses of customer care, provisioning, network maintenance, technical field and network operations and engineering personnel, costs to repair and maintain our network, and costs paid to other carriers for access to their facilities, interconnection, and facilities leased and associated utilities. We carry a significant portion of our traffic on our own fiber infrastructure, enhancing our ability to minimize and control costs to purchase network services from other carriers, or access costs. The increase in operating expenses primarily related to higher network access costs as a result of revenue growth including increases in services to customer locations outside our markets, an increase in taxes and fees and higher employee-related costs to support ongoing revenue growth and our growth initiatives as well as annual merit-based salary increases.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, bad debt, IT, billing, regulatory, administrative and legal functions. The increase in these expenses primarily related to higher employee-related costs resulting from expansion of our sales and sales support personnel to support our growth initiatives, annual merit-based salary increases, commissions and incentives, somewhat offset by financing costs incurred in the prior year that did not recur. In addition, selling, general and administrative expenses were impacted by $4.1 million of costs related to the Level 3 merger.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to an increase in property, plant and equipment additions and a reduction in the average useful life of additions, net of the impact of fully depreciated assets.

tw telecom inc.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Operating income	$45,514	$53,262	$(7,748)	(14.5)%
Interest expense	(24,873)	(21,544)	3,329	15.5%
Debt extinguishment costs	—	(399)	(399)	NM
Interest income	109	173	(64)	(37.0)%
Income before income taxes	20,750	31,492	(10,742)	(34.1)%
Income tax expense	9,601	14,145	(4,544)	(32.1)%
Net income	$11,149	$17,347	$(6,198)	(35.7)%
Basic income per common share	$0.08	$0.12	(0.04)	(33.3)%
Diluted income per common share	$0.08	$0.11	(0.03)	(27.3)%
Modified EBITDA (1)(2)	$138,351	$137,328	$1,023	0.7%
Modified EBITDA margin (1)(2)(3)	33.0%	35.3%
___________________
NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

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

	Three Months Ended June 30,
	2014	2013
Net income	$11,149	$17,347
Income tax expense	9,601	14,145
Interest income	(109)	(173)
Interest expense	24,873	21,544
Debt extinguishment costs	—	399
Depreciation, amortization and accretion	84,185	75,652
Non-cash stock-based compensation	8,652	8,414
Modified EBITDA	$138,351	$137,328

tw telecom inc.

The reconciliation between Modified EBITDA and net cash provided by operations, which is the most comparable GAAP measure for liquidity, is as follows (amounts in thousands):

	Three Months Ended June 30,
	2014	2013
Net cash provided by operations	$109,280	$124,960
Income tax expense	9,601	14,145
Deferred income taxes	(9,235)	(13,672)
Interest income	(109)	(173)
Interest expense	24,873	21,544
Discount on debt, amortization of deferred debt issue costs	(1,599)	(1,055)
Changes in operating assets and liabilities	5,540	(8,421)
Modified EBITDA	$138,351	$137,328

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense was largely attributable to the 2022 Mirror Notes and 2023 Notes issued in August 2013 as well as capital leases related to our strategic market expansion, somewhat offset by the retirement of the 2018 Notes and the retirement of the Convertible Debentures.
Debt Extinguishment Costs. Debt extinguishment costs for the three months ended June 30, 2013 resulted primarily from commissions paid on repurchases by us of the Convertible Debentures. There were no such costs for the three months ended June 30, 2014.
Income before Income Taxes. The decrease in income before income taxes resulted primarily from higher depreciation, amortization and accretion expense as discussed above.
Income Tax Expense. The decrease in income tax expense primarily resulted from lower income before income taxes.
Net Income and Modified EBITDA. The decrease in net income resulted from a decrease in income before income taxes, partially offset by lower income tax expense, as discussed above. Modified EBITDA was largely unchanged as revenue growth was largely offset by higher employee-related costs primarily to support our growth initiatives, costs related to the Level 3 merger and increased commissions and incentives. The decline in Modified EBITDA margin in the three months ended June 30, 2014 compared to the same period in the prior year is attributable to costs related to the Level 3 merger, costs associated with our growth initiatives, taxes and fees and network access costs. For the three months ended June 30, 2014 and 2013, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt. We expect to generate sufficient Modified EBITDA in the foreseeable future to cover our expected capital expenditures and debt service requirements together with cash on hand and borrowing capacity under our existing Revolver.

tw telecom inc.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenue

The following table sets forth revenue by line of business presented in thousands of dollars and expressed as a percentage of total revenue:

	Six Months Ended June 30,
	2014		2013		$ Change	% Change
Revenue:
Data and Internet services	$496,702	60%	$431,784	56%	$64,918	15.0%
Voice services	155,280	19%	152,467	20%	2,813	1.8%
Network services	115,034	14%	129,034	17%	(14,000)	(10.8)%
Service revenue	767,016	93%	713,285	93%	53,731	7.5%
Taxes and fees (1)	48,164	6%	41,216	5%	6,948	16.9%
Intercarrier compensation	12,816	1%	16,191	2%	(3,375)	(20.8)%
Total revenue	$827,996	100%	$770,692	100%	$57,304	7.4%
___________________

(1)
We classify taxes and fees billed to customers and remitted to government authorities on a gross versus net basis in revenue and expense. This has no impact on net income or Modified EBITDA but is dilutive to Modified EBITDA margin.

The primary driver of total revenue growth was increased data and Internet services revenue from installed services to enterprise customers. The increase in data and Internet services revenue primarily resulted from installations of strategic Ethernet and VPN-based services, Internet and other services to enterprise customers, partially offset by revenue churn and re-pricing of renewed customer contracts at lower rates. Strategic services, which includes Ethernet and IP VPN services, comprised 52.9% of data and Internet services revenue for the six months ended June 30, 2014 compared to 52.2% for the six months ended June 30, 2013, representing 16.6% period-over-period growth in revenue from these services.
Voice services revenue increased primarily as a result of installations of converged and other voice services and an increase in usage based services, partially offset by revenue churn. Revenue based on the minutes of service used by customers included in voice services was 3% of our total revenue for both the six months ended June 30, 2014 and 2013.
Network services revenue decreased primarily due to the impact of revenue churn and re-pricing of renewed customer contracts at lower rates, largely from carrier customers.
Revenue from taxes and fees increased reflecting the initiation of billing for certain regulatory fees not previously charged, growth in revenue to which these charges apply and an increase in rates.
Intercarrier compensation revenue decreased primarily as a result of the impact of an FCC-mandated rate reduction in July 2013 as well as lower favorable settlements in the current period as compared to the same period in the prior year.

tw telecom inc.

Costs and Expenses
The major components of costs and expenses were as follows (amounts in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Costs and expenses:
Operating (exclusive of depreciation, amortization and accretion shown separately below) (1)	$355,430	$325,213	$30,217	9.3%
Operating expenses as percentage of total revenue	42.9%	42.2%
Selling, general and administrative (1)	215,445	190,000	25,445	13.4%
Selling, general and administrative expenses as percentage of total revenue	26.0%	24.7%
Depreciation, amortization and accretion	166,641	150,047	16,594	11.1%
Total costs and expenses	$737,516	$665,260	$72,256	10.9%

(1) Includes the following non-cash stock-based employee compensation expense:
Operating	$1,084	$1,128	$(44)	(3.9)%
Selling, general and administrative	$16,954	$16,748	$206	1.2%

Operating Expenses. The increase in operating expenses primarily related to higher network access costs as a result of revenue growth including increases in services to customer locations outside our markets, higher employee-related costs to support ongoing revenue growth, our growth initiatives and annual merit-based salary increases and higher taxes and fees.
Selling, General and Administrative Expenses. The increase in these expenses primarily related to higher employee-related costs resulting from expansion of our sales and sales support personnel to support our growth initiatives, higher commissions and incentives and annual merit-based salary increases. In addition, $4.1 million of costs related to the Level 3 merger were included in selling, general and administrative expenses for the six months ended June 30, 2014.
Depreciation, Amortization and Accretion Expense. The increase in depreciation, amortization and accretion expense was attributable to an increase in property, plant and equipment additions and a reduction in the average useful life of additions, net of the impact of fully depreciated assets.

Operating Income and Net Income
The following table provides the components from operating income to net income for purposes of the discussions that follow (amounts in thousands, except per share amounts):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Operating income	$90,480	$105,432	$(14,952)	(14.2)%
Interest expense	(50,521)	(49,884)	637	1.3%
Debt extinguishment costs	(1,282)	(399)	883	221.3%
Interest income	257	450	(193)	(42.9)%
Income before income taxes	38,934	55,599	(16,665)	(30.0)%
Income tax expense	17,994	25,108	(7,114)	(28.3)%
Net income	$20,940	$30,491	$(9,551)	(31.3)%
Basic income per common share	$0.15	$0.20	(0.05)	(25.0)%
Diluted income per common share	$0.15	$0.20	(0.05)	(25.0)%
Modified EBITDA (1)(2)	275,159	273,355	$1,804	0.7%
Modified EBITDA margin (1)(2)(3)	33.2%	35.5%
___________________

tw telecom inc.

NM - Not meaningful

(1)	See Note 1 under "Revenue" above.

(2)
See Note 2 above under "Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013--Operating Income and Net Income" for a definition of Modified EBITDA. The reconciliation between Modified EBITDA and net income, which is the most comparable GAAP measure for operating performance, is as follows (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Net income	$20,940	$30,491
Income tax expense	17,994	25,108
Interest income	(257)	(450)
Interest expense	50,521	49,884
Debt extinguishment costs	1,282	399
Depreciation, amortization and accretion	166,641	150,047
Non-cash stock-based compensation	18,038	17,876
Modified EBITDA	$275,159	$273,355

The reconciliation between Modified EBITDA and net cash provided by operations, which is the most comparable GAAP measure for liquidity, is as follows (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operations	$224,505	$206,560
Income tax expense	17,994	25,108
Deferred income taxes	(17,252)	(24,289)
Interest income	(257)	(450)
Interest expense	50,521	49,884
Discount on debt, amortization of deferred debt issue costs	(3,212)	(7,850)
Changes in operating assets and liabilities	2,860	24,392
Modified EBITDA	$275,159	$273,355

(3)	Modified EBITDA margin represents Modified EBITDA as a percentage of revenue.

Interest Expense. The increase in interest expense was largely attributable to the 2022 Mirror Notes and 2023 Notes issued in August 2013 and capital leases related to our strategic market expansion, somewhat offset by the retirement of the 2018 Notes and the Convertible Debentures and discount on the Convertible Debentures becoming fully accreted at the end of the first quarter of 2013.
Debt Extinguishment Costs. Debt extinguishment costs for the six months ended June 30, 2014 resulted from the redemption of the remaining 2018 Notes and consisted of cash paid for redemption premiums of $0.9 million and non-cash write-offs of unamortized deferred debt issuance costs and issuance discount of $0.4 million. Debt extinguishment costs for the same period in 2013 primarily resulted from commissions paid on repurchases of our Convertible Debentures.
Income before Income Taxes. The decrease in income before income taxes resulted primarily from higher depreciation, amortization and accretion expense discussed above.
Income Tax Expense. The decrease in income tax expense primarily resulted from lower income before income taxes.
Net Income and Modified EBITDA. The decrease in net income resulted from an increase in depreciation, amortization and accretion expense, partially offset by lower income tax expense, as discussed above. Modified EBITDA was largely unchanged as revenue growth was largely offset by costs associated with an increase in personnel primarily to support our growth initiatives, increased commissions and incentives and annual merit-based salary increases as well as costs related to the Level 3 merger. The decline in Modified EBITDA margin in the six months ended June 30, 2014 compared to the same period in the prior year is attributable to costs associated with our growth initiatives, increased commissions and incentives, taxes and tw telecom inc.

fees, costs related to the Level 3 merger and higher network access costs. For the six months ended June 30, 2014 and 2013, Modified EBITDA, together with cash, cash equivalents and investments, has been sufficient to cover our capital expenditures and service our debt.
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
The Merger Agreement contains covenants that limit our ability, among other things, to repurchase our common stock, pay dividends, retire or repurchase our indebtedness and make capital expenditures in excess of our current year forecast during the period prior to closing of the merger, which we refer to as the interim operating covenants.
In September 2013, we completed a tender offer for $406.5 million aggregate principal amount of the 2018 Notes. On March 1, 2014, we redeemed all of the remaining $23.5 million principal amount of 2018 Notes at a redemption price of 104% of the principal amount. The redemption resulted in a total use of cash for the three months ended March 31, 2014 of $24.4 million, which included $0.9 million of redemption premiums. Additionally, we used $112.6 million of cash during the six months ended June 30, 2014 to repurchase our common stock under the $500 million multi-year common stock repurchase program our Board of Directors authorized on August 6, 2013, which was suspended in June 2014 due to the interim operating covenants (see "Possible Future Uses of Cash" below).
The change in our net debt was as follows:

	June 30, 2014	December 31, 2013	$ Change
	(amounts in thousands)
Current portion of debt and capital lease obligations	$8,147	$32,470	$(24,323)
Long term portion of debt and capital lease obligations	1,914,878	1,916,775	(1,897)
Total debt and capital lease obligations	$1,923,025	$1,949,245	$(26,220)
Less: Cash, cash equivalents and short-term investments	363,727	478,995	(115,268)
Net debt	$1,559,298	$1,470,250	$89,048
Net debt increased $89.0 million from December 31, 2013 to June 30, 2014, primarily due to capital expenditures, our use of cash to repurchase shares of our common stock and withholding taxes paid by us on behalf of employees in net share settlements of restricted stock, partially offset by cash provided by operating activities and proceeds from employee stock option exercises.
The change in our working capital and working capital ratio were as follows:

	June 30, 2014	December 31, 2013	$ Change
	(amounts in thousands)
Current assets	$549,833	$662,824	$(112,991)
Current liabilities	294,956	309,296	(14,340)
Working capital	$254,877	$353,528	$(98,651)
Working capital ratio	1.86	2.14	N/A
The decrease in working capital is primarily a result of capital expenditures, repurchases of our common stock and withholding taxes paid by us on behalf of employees in net share settlements of restricted stock, somewhat offset by cash provided by operations, timing of payments to vendors and proceeds from employee stock option exercises.
Cash Flow Activity
Cash and cash equivalents were $190.2 million and $420.3 million as of June 30, 2014 and 2013, respectively. In addition, we had investments of $173.6 million and $194.2 million as of June 30, 2014 and 2013, respectively, which were tw telecom inc.

short-term in nature and generally available to fund our operations. The change in cash and cash equivalents during the periods presented was as follows:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(amounts in thousands)
Cash provided by operating activities	$224,505	$206,560	$17,945	8.7%
Cash used in investing activities	(169,923)	(220,456)	50,533	22.9%
Cash used in financing activities	(148,838)	(372,567)	223,729	60.1%
Decrease in cash and cash equivalents	$(94,256)	$(386,463)	$292,207	75.6%
Cash Flow from Operating Activities
The increase in cash provided by operating activities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily related to changes in working capital, which were largely due to the timing of payments to vendors and collection of receivables.
Cash Flow from Investing Activities
The change in cash used in investing activities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of a net increase in proceeds from the sale and purchase of investments in 2014, somewhat offset by higher capital expenditures in 2014. Our balances of cash, cash equivalents and investments fluctuate over time based on our cash requirements and market interest yields. Cash used for capital expenditures for the six months ended June 30, 2014 was $196.0 million, the majority of which was success-based (see "Capital Expenditures and Requirements" below) compared to $187.5 million for the six months ended June 30, 2013.
Cash Flow from Financing Activities
Cash used in financing activities for the six months ended June 30, 2014 primarily consisted of the following:

•	Repurchases of $112.6 million of our common stock;

•	Redemption of the remaining 2018 Notes for $24.4 million (including $0.9 million of redemption premiums);

•	Withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $18.9 million; and

•	Payments of $4.5 million on the Term Loan and capital lease obligations, partially offset by:

•	Proceeds of $10.8 million from employee exercises of stock options.
Cash used in financing activities for the six months ended June 30, 2013 primarily consisted of the following:

•	Repurchases and settlements of conversions of Convertible Debentures of $256.3 million (including $0.5 million of transaction costs);

•	Repurchases of $197.3 million of our common stock;

•	Withholding taxes paid by us on behalf of employees in net share settlements of restricted stock of $18.3 million; and

•	Payments of $2.1 million on the Term Loan and capital lease obligations, partially offset by:

•	Proceeds of $50.9 million from employee exercises of stock options; and

•	Net proceeds of $49.7 million from the Term Loan refinancing.
Our financing activities from January 1, 2013 through the six months ended June 30, 2014 were comprised of the following:

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

tw telecom inc.

•
Repayments of the Term Loan are due quarterly in an amount equal to 0.25% of the aggregate principal amount on the last day of each quarter commencing September 30, 2013. Interest on the Term Loan is computed based on a specified Eurodollar rate plus 2.5%. Interest is reset periodically and payable at least quarterly. Based on the Eurodollar rate in effect at June 30, 2014, the effective interest rate was 2.65%.

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

Indebtedness Outstanding or Available as of June 30, 2014:

Instrument	Principal Amount Outstanding	Aggregate Annual Estimated Interest Payments
	(amounts in thousands)
Term Loan, Eurodollar rate + 2.5% due 2020 (1)	$514,800	$13,642
5 3/8% Senior Notes due 2022 issued October 2012	480,000	25,800
5 3/8% Senior Notes due 2022 issued August 2013	450,000	24,188
6 3/8% Senior Notes due 2023	350,000	22,313
Undrawn $100 million Revolver expires 2018 (2)	—	—

(1)	The aggregate annual estimated interest payments are based on the principal amount outstanding and the effective interest rate of 2.65% at June 30, 2014.

(2)
Interest on outstanding amounts, if any, will be computed on a specified Eurodollar rate plus 1.75% to 2.75% and will be reset periodically. We are required to pay a commitment fee on the undrawn commitment amounts on a quarterly basis of 0.375% to 0.5% per annum.

The following diagram summarizes our corporate structure in relation to our outstanding indebtedness and credit facility, including our undrawn revolver, as of June 30, 2014. The diagram does not depict all aspects of the ownership structure among the operating and holding entities, but rather summarizes the significant elements relative to our debt in order to provide a basic overview.

tw telecom inc.

tw telecom inc.[a]
("TWTC")
tw telecom holdings inc.
("TWTH")
100% owned by TWTC
- $514.8 million Senior Secured Term Loan B[c] due 2020
- $480 million 5 3/8% Senior Notes due 2022
- $450 million 5 3/8% Senior Notes due 2022
- $350 million 6 3/8% Senior Notes due 2023
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
Capital Expenditures and Requirements
Our capital expenditures were $197.4 million in total for the six months ended June 30, 2014, or $180.8 million excluding expenditures in connection with integration of the strategic market expansion into our network, compared to $191.8 million of total capital expenditures for the same period in 2013. We made the majority of capital expenditures in each period for what we deem success-based opportunities that were linked to new installations and related network capacity increases. Success-based spending generally consists of short-to-medium length capital projects, in terms of anticipated time between capital spending and return on investment, driven by customer opportunities. Capital expenditures increased over the prior year period primarily due to capital expenditures related to our strategic market expansion, somewhat offset by efficiency gains as described below, favorable equipment pricing and the timing of projects.
In each of the years ended 2005 through 2013, over 75% of our total annual capital expenditures, excluding capital expenditures for integration of a 2006 acquisition and branding and a capital lease commitment for our strategic market expansion, were for what we deem success-based opportunities. This includes costs to connect to new customer locations with our fiber network and increase capacity in our network, IP backbone enhancements, collocation facility expansion and central office infrastructure to serve growing customer demands. These types of expenditures can fluctuate as our volume of sales and service installations increases or decreases or as a result of economies of scale as described below.
For the full year 2014, we expect capital expenditures to be in the range of $420 million to $440 million (see “Future Sources of Cash” below for discussion of anticipated funding sources), which is lower than our previously disclosed expectations of $440 million to $460 million, as a result of lower equipment pricing and more efficient deployment of network assets to integrate and connect our strategic market expansion into our national network and operating infrastructure. Additionally, success-based investments are expected to be lower than originally anticipated due to our ability to deliver tw telecom inc.

enhancements more economically than previously expected, as well as effective equipment redeployment as we continue to gain economies of scale and advance our capabilities on equipment logistics. We expect the majority of our 2014 capital expenditures to be related to success-based opportunities. The amount of our expected 2014 capital expenditures is within the forecast amount permitted under the interim operating covenants. Our anticipated capital expenditures include approximately $35 million of capital expenditures to integrate and connect the strategic market expansion fiber into our national network and operating infrastructure. Also, included in expected capital expenditures are amounts we must spend to replace older network components, especially electronics, which are expenditures that we expect will continue to grow over time. We expect quarterly fluctuations in our capital spending due to the timing of large projects and other external factors such as customer readiness, permitting and weather.
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

The Revolver, Term Loan and Senior Notes (the "Revolver and Long-Term Debt Obligations"), as well as the interim operating covenants, limit our ability to declare cash dividends, repurchase shares, incur indebtedness, incur liens on property and undertake acquisitions, among other things. The agreements governing the Revolver and Long-Term Debt Obligations also include cross-default provisions under which we are deemed to be in default if we default under any of the other material outstanding obligations. If we are in default under any of the covenants under the Term Loan and Revolver, we also could potentially be subject to an acceleration of the repayment date of the Term Loan and the Revolver if we have borrowed any amounts under that facility. If we do not comply with the covenants under the Revolver, we would not be able to draw additional funds under the Revolver and the lenders could cancel the Revolver unless the respective lenders agree to further modify the covenants. Covenant defaults under the credit agreement for the Revolver and Term Loan also may constitute an event of default under the indentures for the Senior Notes. In addition, the lenders under the Revolver may require prepayment of outstanding revolving loans if a change of control and ratings decline occurs as defined in the credit agreement. We are required to offer to prepay the Senior Notes and the Term Loan on an individual basis if a change of control and a debt rating decline occur, as defined in the indentures for the Senior Notes and the Term Loan covenants under our credit agreement. As of June 30, 2014, we were in compliance with all of our debt covenants.
Possible Future Uses of Cash
In order to mitigate potential variability in interest rates, reduce future cash interest payments, reduce principal amounts outstanding or reduce our leverage, we or our affiliates may, from time to time, enter into interest rate derivatives, purchase or redeem our outstanding Senior Notes for cash in the open market or privately negotiated transactions, or engage in other tw telecom inc.

transactions to reduce the principal amount of outstanding Senior Notes. As of June 30, 2014, we had not entered into any interest rate derivative transactions. Under the terms of our Revolver, which is more restrictive than our Term Loan and the indentures for the Senior Notes, we currently may repurchase a portion of our outstanding Senior Notes if the sum of our cash and cash equivalents and borrowing availability under our Revolver is a minimum of $200 million after giving effect to the repurchase, provided that we do not use the Revolver proceeds for this purpose and we meet certain other conditions. However, the interim operating covenants prohibit us from repurchasing or retiring indebtedness.
In August, 2013, our Board of Directors authorized a $500 million multi-year common stock repurchase program, of which approximately $112.6 million was repurchased during the six months ended June 30, 2014. As of June 30, 2014, we had repurchased $250.1 million of our common stock and a total of $249.9 million remains available under the Board's stock repurchase authorization. The repurchase authorization does not have an expiration date, but can be withdrawn by the Board at any time. We suspended our stock repurchase program indefinitely in June 2014 in compliance with our interim operating covenants, which prohibit additional share repurchases. Our Revolver, as amended in August 2013, permits repurchases of our common stock, or restricted payments, up to $500 million from August 9, 2013 to December 31, 2014, and thereafter $250 million annually in the aggregate if after the transaction the sum of our cash and cash equivalents and availability under our Revolver is a minimum of $200 million, we have not used that basket for other permissible purposes, including dividend payments, and we meet certain other conditions. Up to $200 million of the restricted payments capacity not used through December 31, 2014 may be carried over to the fiscal year ending December 31, 2015. For the fiscal years ending December 31, 2015 and thereafter, up to $100 million of unused restricted payments capacity may be carried over to the next subsequent fiscal year. At June 30, 2014, we had repurchased $250.1 million of our common stock of the maximum $500 million permissible under our Revolver covenants through December 31, 2014.
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
Risk Management
As of June 30, 2014, our cash, cash equivalents and short-term investments were held in financial institutions, U.S. Treasury money market mutual funds, commercial paper and debt securities issued by the U.S. Treasury and other U.S. government agencies. Although we actively monitor the depository institutions, credit quality of the U.S. government and its entities and the performance and quality of our investments and the mutual funds that hold our cash and cash equivalents, we are exposed to risks resulting from deterioration in the financial condition of the U.S. government and its entities, deterioration in the financial condition or failure of financial institutions holding our cash deposits, decisions of our investment advisors and the investment managers of the money market funds and defaults in securities underlying the funds and investments. We prioritize safety over investment return in choosing the investment vehicles for cash, cash equivalents and investments and have diversified these investments to the extent practical in an effort to minimize our exposure to any one investment vehicle or financial institution. We may change the nature of our cash, cash equivalent and short-term investments as market conditions change.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Commitments
Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the redemption of the remaining $23.5 million principal amount of our 2018 Notes during the first quarter of 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.

tw telecom inc.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2014 and concluded that our disclosure controls and procedures were effective as of that date. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Stockholder Litigation
Following the announcement of the execution of the Merger Agreement, three putative shareholder class action complaints, which we refer to as the "Class Action Complaints," were filed in the Court of Chancery of the State of Delaware against the Company, our Board of Directors, Level 3, and certain of Level 3's subsidiaries, challenging the proposed Level 3 merger: Veneros v. tw telecom, et al., Case No. 9835 (filed on or about June 27, 2014), Litman v. tw telecom, et al., Case No. 9838 (filed on or about June 27, 2014), and Carter v. tw telecom, et al., Case No. 9845 (filed on or about June 30, 2014).
The Class Action Complaints generally allege, among other things, that the individual members of our Board of Directors breached their fiduciary duties owed to our public shareholders by approving our entry into the Merger Agreement, and failing to take steps to maximize the value of the Company to our public shareholders, and that we, Level 3, and certain of Level 3's subsidiaries aided and abetted such breaches of fiduciary duties. In addition, the Class Action Complaints allege, among other things, that the proposal regarding the Level 3 merger undervalues the Company, that the process leading up to the Merger Agreement was flawed, and that certain provisions of the Merger Agreement improperly favor Level 3 and impede a potential alternative transaction. The Class Action Complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed Level 3 merger, and other forms of equitable relief. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.
In addition, we are party to various claims and legal and regulatory proceedings in the ordinary course of business, which we do not believe, individually or in the aggregate, are material or will have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Risk Factors Relating to the Level 3 Merger
Our pending merger with Level 3 is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. Failure to complete the Level 3 merger and the transactions contemplated thereby could have material and adverse effects on us.
The completion of our pending merger with Level 3 is subject to a number of conditions, including the receipt of required regulatory approvals, the approval and adoption of the Merger Agreement and approval of the Level 3 merger by our stockholders, and the approval of Level 3’s stock issuance in connection with the Level 3 merger and the adoption of the Level 3’s proposed charter amendment by Level 3’s stockholders, which make the completion and timing of the completion of the Level 3 merger uncertain. Also, either we or Level 3 may terminate the Merger Agreement if the Level 3 merger has not been completed by March 16, 2015 (subject to extension under certain circumstances), unless the failure of the Level 3 merger to be completed has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations.
If the Level 3 merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event the Level 3 merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the Level 3 merger, including the following:

•
We may be required to pay to Level 3 a termination fee of $200 million and, in some cases, expenses of Level 3 up to $10 million if the Level 3 merger is terminated under qualifying circumstances, as described in the Merger Agreement;

tw telecom inc.

•
We will be required, subject to certain exceptions, to pay our costs relating to the Level 3 merger, such as legal, accounting, financial advisor and printing fees, whether or not the Level 3 merger is completed;

•	Time and resources committed by our management to matters relating to the Level 3 merger (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities;

•	The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Level 3 merger will be completed; and

•
If the Merger Agreement is terminated and our Board of Directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a merger agreement on terms equivalent to or more attractive than the terms that Level 3 has agreed to in the Level 3 merger.

Uncertainty regarding the completion of the Level 3 merger may cause our customers to delay or defer decisions concerning us and may adversely affect our ability to attract and retain key employees.
The Level 3 merger will be consummated only if stated conditions are met, including, among others, the approval and adoption of the Merger Agreement and approval of the merger by our stockholders, the approval of Level 3’s proposed stock issuance in connection with the Level 3 merger and the adoption of Level 3's proposed charter amendment by Level 3’s stockholders and the receipt of regulatory approvals. Many of the conditions are beyond our control. In addition, both the Company and Level 3 have rights to terminate the Merger Agreement under various circumstances. As a result, there may be uncertainty regarding the completion of the Level 3 merger. This uncertainty, along with potential customer uncertainty regarding the service to be provided by the combined company following the Level 3 merger, may cause our customers to delay or defer decisions concerning purchases from us, which could negatively impact our revenues, earnings and cash flow, regardless of whether the Level 3 merger is ultimately completed. Similarly, uncertainty regarding the completion of the Level 3 merger may foster uncertainty among employees about their future roles. This may adversely affect our ability to attract and retain key management, sales, marketing, operational and technical personnel, which could have an adverse effect on our ability to generate revenues at anticipated levels prior to the completion of the Level 3 merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents our purchases of equity securities reportable during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2014	—		$—	—	$249,941,459
May 1 - May 31, 2014	—		—	—	249,941,459
June 1 - June 30, 2014	694	(1)	41.40	—	249,941,459
Total	694			—
_______________

(1)
Represents restricted stock delivered back to us by certain employees to satisfy minimum tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our equity compensation plans, we give employees the opportunity to tender back to us the number of shares from the award sufficient to satisfy their minimum tax withholding obligations, which we pay on behalf of the employee.

(2)
On August 6, 2013, our Board of Directors authorized a multi-year repurchase program of up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, block trades and privately negotiated transactions. Our open market purchases may be carried out pursuant to a pre-established trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. The authorization has no time limit, and may be suspended or discontinued at any time. As of June 30, 2014, approximately $249.9 million remained available under the authorization. The stock repurchase program was suspended in June 2014 in compliance with our interim operating covenants, which prohibit share repurchases.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

tw telecom inc.

Date: August 8, 2014	By:	/S/ JILL R. STUART
Jill R. Stuart Sr. Vice President, Accounting and Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1 –
Agreement and Plan of Merger, dated as of June 15, 2014, among Level 3 Communications, Inc., Saturn Merger Sub 1, LLC, Saturn Merger Sub 2, LLC, and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 17, 2014)*

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

4.1 –
Indenture, dated as of October 2, 2012, among tw telecom holdings inc., the Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee, for the 5 3/8% Senior Notes due 2022 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 4, 2012)*

4.2 –
Second Amended and Restated Credit Agreement dated as of April 17, 2013, among the Company, tw telecom holdings inc., the Subsidiary Guarantors parties thereto, the lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 18, 2013)*

4.3 –
First Amendment to Second Amended and Restated Credit Agreement dated August 12, 2013 among tw telecom inc., tw telecom holdings inc., Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders named therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 12, 2013)*

4.4 –
Certification of Designations of Series A Junior Participating Preferred Stock of tw telecom inc. (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)*

4.5 –
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 of tw telecom holdings inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 26, 2013)*

4.6 –
First Supplemental Indenture of Trust, dated as of November 20, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2022 (filed as Exhibit 4.2 to tw telecom holdings inc.’s Registration Statement on Form S-4 (Registration No. 333-192450))*

4.7 –
Indenture, dated as of August 26, 2013, among tw telecom holdings inc., tw telecom inc., the subsidiaries of tw telecom holdings inc. named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 of tw telecom holdings inc. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 26, 2013)*

4.8 –
First Supplemental Indenture of Trust, dated as of November 20, 2013, among tw telecom holdings inc., the Company, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 6.375% Senior Notes due 2023 (filed as Exhibit 4.4 to tw telecom holdings inc.’s Registration Statement on Form S-4 (Registration No. 333-192450))*

Exhibit Number	Description of Exhibit

10.1 –
Voting Agreement, dated as of June 15, 2014, among the Company, STT Crossing Ltd. and, for specific purposes, Level 3 Communications, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2014)*

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